Form 10-K
period 2004-12-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2005-03-30
CIK 1169264, 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-32432
333-88168

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041666
Delaware	06-1262301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tampa City Center, Suite 700

Tampa, Fl 33602

(Address of principal executive office)

(Zip code)

(813) 273-3000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each Exchange on Which Registered
Syniverse Holdings, Inc. Common Stock, $0.001 per share	New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

                                                                                                                                                             Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of June 30, 2004, the last business day of the Registrants’ most recently completed second fiscal quarter, the aggregate market value of their common equity held by non-affiliates was $0.00, as Syniverse Holdings, Inc. was a wholly-owned subsidiary of Syniverse Holdings, LLC as of such date and Syniverse Technologies, Inc. was a wholly-owned subsidiary of Syniverse Holdings, Inc. as of such date. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrants that any person is in fact an affiliate of the Registrants.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2005, there were 67,667,226 shares of Syniverse Holdings, Inc.’s $0.001 par value common stock outstanding. As of March 30, 2005, there were 1,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, all of which are owned of record by Syniverse Holdings, Inc.

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.	BUSINESS

OUR HISTORY

We have been a leading provider of mission-critical technology services to wireless carriers worldwide for over 17 years. We were founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE, to address the industry-wide need for inter-carrier wireless roaming telephone service. As the wireless industry has grown, we have continuously enhanced and extended our service offerings to meet the evolving technology service requirements of the telecommunications industry.

In early 2000, GTE combined our business with its Intelligent Network Services business, a leading SS7 network and intelligent network database provider. This combination further enhanced our services suite to include national SS7 signaling and intelligent network database management capabilities. In June 2000, GTE and Bell Atlantic merged to form Verizon Communications. As a result of this transaction, we became an indirect, wholly owned subsidiary of Verizon Communications.

In February 2002, we were acquired by certain members of our senior management team and an investor group led by GTCR. Following the acquisition, we became an independent corporate entity separate from Verizon. Syniverse Technologies, Inc., our wholly-owned operating subsidiary, is the borrower under our senior credit facility and the issuer of our 12 3/4% senior subordinated notes due 2009. Syniverse Holdings, Inc. was a wholly owned subsidiary of Syniverse Holdings, LLC, which was the ultimate parent of the consolidated group of Syniverse entities. In connection with our initial public offering, Syniverse Holdings, LLC distributed all of the shares of Class A cumulative redeemable convertible preferred stock and common stock of Syniverse Holdings, Inc. that it owned to its members and subsequently dissolved. Following this dissolution and distribution, Syniverse Holdings, Inc. became the ultimate parent of the consolidated group of Syniverse entities. See “Certain Relationships and Related Party Transactions—Dissolution Agreement.”

Since our acquisition from Verizon, our management team has implemented a number of significant changes in our business to improve our performance and market position. These changes include:

•	Effectively managed separation from Verizon. After the acquisition, management moved quickly to establish the company as a fully independent entity separate from Verizon with an entrepreneurial and market-driven culture. Management conducted a strategic evaluation of our product portfolio and business lines, which resulted in the decision to discontinue certain service lines where our market position or product offerings were not competitive. In addition, management developed or augmented administrative capabilities that were previously performed by Verizon and initiated a series of cost-reduction initiatives.

•	Established a global, customer-centric sales organization. Following the acquisition, management refocused and restructured the sales organization to be more customer-centric. Management established domestic and international sales offices in key markets to improve customer service levels and generate new sales opportunities. These offices were staffed with local sales professionals with extensive in-region industry experience. In February 2003, we opened our European headquarters in The Netherlands, which has greatly increased exposure for our products and services in Europe and has resulted in agreements to extend the reach of our network services to include international signaling. Most recently, we secured our first roaming clearinghouse contract with a major European wireless carrier, SFR. In July 2004, we opened our Asia Pacific headquarters in Hong Kong to strengthen and extend our existing relationships with wireless carriers throughout the Asia Pacific region.

•

Upgraded and expanded our network to improve service levels and redundancy. At the time of the acquisition, our network lacked geographic breadth, carrier-grade redundancy and service reliability. To respond to this problem, the management team began a phased network improvement program which included network redesign, hardware upgrades and geographic expansion. The upgrade has resulted in a highly reliable and redundant network that provides high levels of service to telecommunication carriers. To date, we have invested approximately $23.5 million to complete the network upgrade program.

•	Refocused development efforts on near-term technology service opportunities. Following the acquisition, management refocused business development and research efforts on emerging technology service opportunities with near-term market acceptance and revenue potential. These efforts have resulted in the commercial introduction of 16 new products. Our ability to identify and develop a leading wireless local number portability solution to meet the federal WLNP mandate is one example of this refocused strategy.

•	Pursued opportunistic acquisitions. We have made several strategic acquisitions since February 2002. In July 2003, we merged with Brience, Inc., a developer of information access and integration software products to large enterprises. In December 2003, we acquired Softwright Holdings Limited, a United Kingdom-based provider of mobile number portability solutions. In September 2004, we acquired the IOS North America division of EDS. IOS North America provides wireless clearinghouse services in North America.

Today, we offer a comprehensive suite of technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications service providers worldwide. Many carriers depend on our integrated suite of services to solve their most complex technology-driven operational challenges and to facilitate the rapid deployment of next generation wireless services.

Overview

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our solutions simplify technology complexities by integrating disparate carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. Many carriers depend on our integrated suite of services to solve their most complex technology challenges and to facilitate the rapid deployment of next-generation wireless services. We provide our services to over 300 telecommunication carriers in over 40 countries, including the ten largest U.S. wireless carriers and six of the ten largest international wireless carriers. We deliver most of our services to wireless carriers through a transaction-based recurring revenue model. Our total revenues for the year ended December 31, 2003 were $271.4 million and grew to $332.4 million for the year ended December 31, 2004, an increase of 22.5%. Our net income (loss) was $(57.9) million and $15.1 million and our net loss applicable to common stockholders was $88.2 million and $16.5 million for the same periods, respectively.

Wireless industry growth has been characterized by a steady pace of wireless technology innovation, development and deployment. This proliferation of wireless technologies, communication protocols and advanced services has created significant technology incompatibilities and operational challenges for wireless carriers. The complexity in deploying and integrating these new technologies has made it increasingly difficult for technology carriers to communicate with each other and to provide seamless national and international wireless voice and data services to their subscribers.

We have built our reputation over the past 17 years by designing comprehensive solutions that address wireless industry technology complexities. Our integrated suite of services includes:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in North America that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls, wireless data events and Wi-Fi sessions. We also provide Short Message Service (“SMS”) routing and translation services between carriers. For year ended December 31, 2004, we generated $81.1 million of revenues in Technology Interoperability Services, which represented 24.4% of our total revenues for that period.

•	Network Services. Through our Signaling System 7 (“SS7”) network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. For the year ended December 31, 2004, we generated $130.4 million of revenues in Network Services, which represented 39.2% of our total revenues for that period.

•	Number Portability Services. Our number portability services are used by over 80 wireless carriers, including the five largest domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number. Historically, wireless subscribers had to surrender their telephone number when canceling wireless services with one provider and moving services to another. With the introduction of wireless local number portability (“WLNP”), wireless subscribers are now able to keep their telephone number when switching between carriers. For the year ended December 31, 2004, we generated $48.5 million of revenues in Number Portability Services, which represented 14.6% of our total revenues for that period.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network. For the year ended December 31, 2004, we generated $34.6 million of revenues in Call Processing Services, which represented 10.4% of our total revenues for that period.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. For the year ended December 31, 2004, we generated $14.1 million of revenues in Enterprise Solutions, which represented 4.2% of our total revenues for that period.

Most of our revenues are generated from transaction-based processing fees. The remainder of our revenues are generated by recurring, non-transaction fees for network connections and software maintenance. Our revenues are primarily based on the volume of roaming calls, intelligent network database queries, WLNP transactions and data messages transported. Due to the variety of our wireless service offerings, we often generate multiple revenue transactions from a single subscriber call or data session. In addition, we earn fixed monthly fees for network connections, principally to our SS7 network. We also provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin. We refer to these fees as “Off-Network Database Query Fees.” For the year ended December 31, 2004, we generated $23.7 million of revenues in Off-Network Database Query Fees, which represented 7.1% of our total revenues for that period.

Industry Summary

The global wireless industry has grown significantly since its inception as wireless services have become increasingly available and affordable. According to Yankee Group estimates, the U.S. wireless industry had revenues totaling $95.0 billion and a subscriber base of over 162 million in 2003, an 11.5% increase in wireless subscribers between 2002 and 2003. In addition, according to Ovum, the international wireless industry had revenues totaling $420 billion and a subscriber base of over 1.2 billion in 2003, a 24.8% increase in wireless subscribers between 2002 and 2003. The domestic wireless penetration rate was 53.9% in 2003, according to CTIA, and the global wireless penetration rate was 22.5% in 2003, according to Gartner, Inc. This expanding subscriber base and corresponding growth in industry revenues has been driven by improved service quality, greater national and international wireless roaming coverage, decreased pricing and the introduction of new messaging, wireless data and content services.

Wireless industry growth has been accompanied by a steady introduction of new and often incompatible wireless technologies. This has resulted in the proliferation of different network architectures, including various mobile switch types (such as those manufactured by Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (such as Code Division Multiple Access (“CDMA”), Time Division Multiple Access (“TDMA”),

Global System for Mobile Communication (“GSM”), Integrated Digital Enhanced Network (“iDEN”) and Wi-Fi), distinct billing record formats (such as Cellular Intercarrier Billing Exchange Record (“CIBER”), Transferred Account Procedure (“TAP”) and Remote Authentication Dial-In User Service (“RADIUS”)) and multiple network protocols (such as X.25, Frame Relay, SS7 and Internet Protocol). This has created significant technological incompatibilities and operational challenges for wireless carriers.

As a result, many wireless carriers utilize third-party technology services providers like us to:

•	serve as a trusted intermediary for proprietary data exchange between competitive wireless carriers;

•	provide centralized, single point connectivity to the systems and networks of multiple carriers;

•	enable communication between new and legacy carrier systems by resolving incompatibilities associated with geographic and carrier variations in communication protocols;

•	simplify the operational challenges associated with carrier differences in the timing of new technology deployment;

•	offer access to a range of intelligent network database services required for enhanced wireless services; and

•	rapidly develop new solutions to meet emerging wireless industry technology complexities and to support next generation services such as wireless data content, Wi-Fi and VoIP.

Market Opportunity

We expect the technology complexities and operational challenges faced by wireless carriers to continue to grow as the wireless industry evolves. These complexities and challenges are driven by a variety of wireless industry trends including the growth in the number of wireless telephone subscribers, the volume of wireless roaming telephone calls and the growing volume of SMS messages. In addition, the emergence of next-generation wireless and wireline communication services such as Wi-Fi and VoIP, future government mandated changes and new applications for existing communications services will drive future industry growth.

Technology Interoperability Services

The proliferation of incompatible wireless communication protocols, messaging/data formats and billing standards has made it increasingly difficult for carriers to connect systems and networks and to share the information required to offer seamless global wireless voice and data services to subscribers. Technology service providers solve these interoperability problems by offering wireless roaming clearinghouse services, SMS messaging translation and routing services, and wireless data roaming facilitation and clearinghouse solutions to support emerging Wi-Fi, mobile data and premium content services.

Clearinghouses translate various network, signaling and billing protocols to allow different wireless carriers to offer and be compensated for roaming services. These wireless clearinghouses serve as trusted third parties for the collection, translation and distribution of the information required to monitor and invoice voice services provided by one carrier to numerous other carriers’ customers. Demand for clearinghouse services is primarily driven by the number of domestic and international wireless roaming telephone calls. U.S. wireless roaming call volumes have grown by 15.0% from 2002 to 2003 to 13.0 billion, according to CTIA. We expect that increased roaming traffic volumes will drive incremental technology interoperability and clearinghouse transaction volumes for the industry.

The growth of SMS messaging and Multimedia Message Services (“MMS”) is also driving significant operational challenges for wireless carriers. Cross-carrier SMS messaging and MMS messaging requires extensive network connectivity and complex message protocol conversion between wireless carriers. Carrier-grade message translation and routing are critical to wireless carriers who increasingly rely on messaging services to drive incremental revenue growth and to improve customer retention. U.S. SMS message volumes according to IDC have grown from 2.5 billion in 2002 to 9.1 billion in 2003 and we expect this growth to continue. In addition, MMS messaging, which are wireless messages that can include an image, audio or video clip or some combination of each, is a rapidly growing wireless application that represents a natural extension of SMS messaging. IDC predicts U.S. MMS subscribers to grow from 4.8 million in 2003 to 67.1 million in 2008 and MMS-attributable subscriber revenue to grow from $96.7 million in 2003 to $3.4 billion in 2008.

The emergence of Wi-Fi, mobile data and premium content services are also driving carrier demand for clearinghouse services, translation services and roaming facilitation services. This growth has been and will continue to be supported by rapid growth in Wi-Fi “hotspots” or access points and the deployment of next generation wireless data networks. Currently, the number of Wi-Fi access points is estimated at approximately 22,000 and is expected to grow to 120,000 by 2007 according to Gartner, Inc. We believe the proliferation of Wi-Fi network service providers, increased wireless data roaming and growing demand for premium content will drive the need for wireless data clearinghouse services that simplify network connectivity and the exchange of invoicing data between multiple carriers.

Network Services

SS7 networks are a core element of today’s telecommunications infrastructure. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable the setup and delivery of telephone calls and to offer enhanced calling features like caller ID. Outsourced network services provide carriers cost effective, single point connectivity to an SS7 network, other widely used communication networks and critical databases. As a result, carriers avoid the cost and complexity of managing individual network connections to multiple carriers, eliminate the expense of licensing and maintaining intelligent network databases and reduce the need for building capital-intensive network infrastructure. Drivers of network services include wireless subscriber growth, wireless roaming call volume growth, and SMS messaging volume growth. In addition, we also expect Wi-Fi roaming volume growth, wireline subscriber growth and the emergence of new Voice-over-Internet Protocol (“VoIP”) and Mobile Virtual Network Operator (“MVNO”) services to drive demand for network services.

Demand for SS7-based signaling and associated database applications is growing. SS7 call setup and signaling industry revenues grew from $5.4 billion in 2000 to $7.0 billion in 2003 according to Insight Research. Continued wireless subscriber growth and call volume growth are expected to drive increased SS7 signaling revenues, which are estimated to be $8.3 billion by 2005. SS7 signaling also provides carriers access to a variety of intelligent network services such as database applications (caller ID, 800 service and local number portability). Industry-wide SS7 database service revenues were $3.6 billion in 2000 and grew to $4.5 billion in 2003. Increased wireless call volume and development of new intelligent network services is expected to drive these revenues to $5.4 billion by 2005.

In addition, wireless data roaming requires carriers to support packet-switched, Internet Protocol-based communications protocols including General Packet Radio Service (“GPRS”), 1xRTT (technology designed to double voice capacity and support faster data transmission) and Wi-Fi. Technology service providers support wireless data roaming services and enable subscribers to access their home wireless data services (such as public Internet, corporate intranets, e-mail and m-commerce) while abroad or beyond the reach of their home network. The emergence of Internet Protocol-based signaling solutions and database services associated with VoIP will also require network, routing and translation services to communicate with legacy networks. VoIP offers traditional voice telephone services but at a significantly lower cost by bypassing the traditional telephone network.

Number Portability Services

In 1996, the FCC mandated WLNP to encourage competition by permitting wireless subscribers to change carriers while retaining their current telephone numbers. To facilitate the portability of wireless telephone numbers, carriers exchange information with other carriers and transmit information to regional number portability databases in order to support call routing. Implementation of WLNP services impacts nearly every system within carrier operations including network signaling and routing, switching, billing, point of sale and customer care.

Technology service providers enable wireless carriers to implement WLNP services to their customers by streamlining the ordering and communication processes that organize, prioritize and route WLNP transactions between wireless carriers and industry databases. These services must be able to route and track the multiple transactions involved in porting numbers between service providers, identify and facilitate problem resolution, manage the unique challenges of porting between wireline and wireless carriers, and interface to carriers who have chosen less automated porting solutions.

Following the introduction of WLNP, the wireless industry experienced rapid consumer adoption resulting in over six million telephone numbers ported in the first nine months. We expect the drivers of WLNP services demand will be continued carrier competition, greater customer awareness and increased regulatory focus.

Call Processing Services

Call processing solutions support the proper authentication, handling and routing of telephone calls in order to reduce fraud and to allow wireless subscribers to make and accept telephone calls while roaming on another carrier’s network. Although wireless subscriber fraud has declined as carriers increasingly utilize SS7 functionality, international wireless roaming growth is causing new telephone call routing and delivery complexities for carriers. Due to geographic and carrier differences in subscriber verification, call delivery and signaling network protocols, these services require extensive data management capabilities.

Technology service providers support international voice and data roaming by connecting carriers and translating disparate network and signaling protocols. Technology service providers manage many call processing functions such as:

•	identifying and validating a subscriber when roaming;

•	obtaining permission from a host carrier to deliver a call;

•	detecting and preventing fraudulent calls;

•	providing seamless regional, national and international roaming capabilities;

•	ensuring roamers have the same services when roaming as they do in their home market; and

•	resolving conflicts between different international messaging standards.

Drivers of call processing demand include international wireless subscriber growth, international wireless roaming call volume growth and ongoing subscriber issues. Carriers are increasingly using SS7 networks to replace traditional call processing functionality and to address wireless subscriber fraud issues.

Products and Services

We offer an integrated suite of services to wireless telecommunications carriers that meet the evolving technology requirements of the wireless industry. These services include technology interoperability, network, wireless number portability, call processing and enterprise solutions.

Technology Interoperability Services

We operate the largest wireless clearinghouse in North America. Our clearinghouse services enable the accurate invoicing and settlement of domestic and international wireless roaming telephone calls. We are a trusted intermediary and primary connection point between hundreds of wireless carriers. We also provide services that support the routing and delivery of SMS, MMS and other messaging formats between different wireless carrier networks. In addition, we provide roaming facilitation services that enable seamless domestic and international wireless voice and data services. We primarily generate revenues by charging per-transaction processing fees. Our Technology Interoperability Services include:

•	Clearinghouse Services—We process and exchange proprietary subscriber roaming usage data on a secure and confidential basis to support financial settlement between wireless carriers. Our clearinghouse services support multiple billing formats including TAP for GSM carriers and CIBER for TDMA and CDMA carriers. We also support RADIUS and IPDR formats for wireless data transactions including messaging, Wi-Fi, m-commerce, content, and location-based applications. Carriers use our solutions to access custom, on-line reports providing business intelligence, trends, and daily and monthly summaries of key data. Carriers use these reports to track their net financial positions with their roaming partners.

•	Messaging Services—Our messaging services reliably translate, route and deliver SMS, MMS and other message formats across disparate carrier networks. We accomplish this by mapping a message to a phone number, routing the message accurately and resolving incompatibility issues among CDMA, TDMA and GSM carriers. Messages may be initiated peer to peer between wireless subscribers, originated from premium content providers or broadcast by an enterprise or community alerting application. Our services can deliver messages domestically and internationally to multiple devices and platforms.

•	Roaming Facilitation—Our roaming facilitation capabilities allow wireless subscribers to receive voice and data services while roaming on another carrier’s network, regardless of differing technology standards. We simplify interstandard and international voice roaming by providing carriers with subscriber call origination, automatic call delivery and subscriber invoicing data. We offer an integrated Wi-Fi roaming solution that cost effectively bridges the technical issues and simplifies the business relationships among roaming partners involved in Wi-Fi access services.

Network Services

We interconnect wireless carriers through our SS7 network to a suite of intelligent database services and provide wireless and wireline call signaling services. Our intelligent database services include caller ID, local number portability, line information database and toll-free number routing. Carriers also use our SS7 signaling solutions to set-up, translate and route wireless telephone calls both domestically and internationally. We also provide carriers cost-effective, single-point connectivity to other widely used communication networks (such as X.25, Frame Relay and Internet Protocol) to support wireless voice, SMS messaging, MMS messaging, VoIP and data roaming services.

By operating one of the largest independent SS7 networks, we provide our customers access to substantially the entire U.S. public-switched telecommunications network, global connectivity, carrier-grade reliability and intelligent network services. Our network architecture provides a robust, reliable, and highly redundant signaling platform. In addition, our intelligent network databases also permit carriers to offer value-added calling features to their customers.

Our primary network services include intelligent network database services, SS7 network services, network connectivity services and international mobile number portability. We generate revenues from these services primarily by charging per-transaction processing fees, circuit fees, port fees and software license fees.

•

Intelligent Network Database Services—Our intelligent network database services enable carriers to offer enhanced services and features to subscribers. Our caller ID service provides access to calling name databases, allowing carriers to query regional Bell operating companies and other major independent telephone carriers to reduce the “name not available” messages that subscribers receive.

We also manage and operate a database for storage of calling name records. We provide access to all U.S. regional number portability databases to support call routing to subscribers who have ported their telephone number to a different service provider. We also access databases that provide routing for toll free numbers. We access line information databases to provide enhanced services such as validating telephone numbers, billing information and calling card data.

•	SS7 Network Services—We operate one of the largest independent SS7 networks in the United States. Our SS7 network supports the call set-up, routing and delivery of wireless and wireline telephone calls and supports access to intelligent network database services. Our international signaling gateway for wireless carriers and other network providers translates between the predominant North American signaling standard (American National Standards Institute SS7) and other global signaling standards such as International Telecommunications Union C7. We also provide wireless carriers with valuable network analysis tools that monitor subscriber activity.

•	Network Connectivity Services—Our network connectivity services provide wireless carriers cost-effective single-point connectivity to many widely used communication networks such as X.25, Frame Relay and Internet Protocol. We manage network circuits that interconnect carriers’ cell sites and switches across local and regional boundaries. We also provide a suite of services that enables subscribers to have seamless access to their home carriers’ General Packet Radio Service (GPRS) or 1x-RTT (CDMA) data network while roaming both nationally and internationally. This Internet Protocol based virtual private network offers secure access to home based e-commerce, public Internet, corporate intranets and e-mail systems to roaming subscribers.

•	International Mobile Number Portability—Our international mobile number portability services streamline the porting process for mobile operators by providing a centralized reference database and carrier communication solutions for non-U.S.-based carriers.

Number Portability Services

We are the leading provider of wireless local number portability services to domestic carriers. These services enable wireless subscribers to switch carriers while keeping the same telephone number. As WLNP-related technology and operational complexities were identified, we developed solutions that facilitate the exchange of information between carriers and transmit information to regional industry databases. These services route and track the multiple transactions involved in porting numbers between service providers and identify and facilitate problem resolution when porting transactions are not successful. These services also manage the unique challenges of porting numbers between wireless and wireline carriers and from carriers who have chosen to manually process porting transactions.

Our primary wireless local number portability solutions include transaction processing services and port center services. We generate revenues from these services primarily by charging per-transaction processing fees, software license fees and resource management fees. Our solutions are offered on either a service bureau or licensed software basis, providing flexibility for carriers.

•	WLNP Transaction Processing Services—Our WLNP transaction processing services enable the intercarrier communications required to port telephone numbers between wireless carriers and to streamline the ordering and communication process to regional industry databases that track number ownership. We also enable wireless carriers to exchange ported telephone numbers and associated messages with wireline carriers.

•	Port Center Services—Our port center provides WLNP troubleshooting and help desk support services to wireless carriers. These services help carriers resolve number portability system errors, network connectivity issues, subscriber information inconsistencies and other WLNP-related problems requiring manual interaction between carriers. We also license our WLNP workflow management solution that logs, prioritizes, routes and reports WLNP errors.

Call Processing Services

We provide global call handling and fraud management solutions that enable wireless subscribers from one carrier to make and receive telephone calls while roaming on another carrier’s network. We support international roaming by connecting wireless carriers and by resolving geographic and carrier differences in subscriber verification, call delivery and signaling network protocols. We also offer wireless carriers comprehensive fraud detection and fraud prevention services.

We developed many of the wireless industry’s first and leading solutions for wireless subscriber verification, call processing and technical fraud detection and prevention. For a wireless subscriber to receive service while roaming on another carrier’s network, the subscriber’s home carrier must validate the subscriber as an authorized subscriber. We have addressed these subscriber authentication and call delivery complexities by developing solutions that translate and convert various network and signaling protocols. Our comprehensive, integrated fraud management solutions employ advanced technologies to provide flexible, efficient fraud detection and fraud prevention, regardless of switch type, software release version or industry standard. Our integrated service offerings provide a total authentication solution and comprehensive protection for subscribers.

Our primary call processing services include signaling solutions and fraud prevention services. We generate revenues from these services primarily by charging per-transaction processing fees.

•	Signaling Solutions—Our services verify a subscriber’s eligibility to receive service while roaming in another carrier’s market. Our signaling solutions also resolve conflicting international numbering plans and overlapping system identifiers to allow subscribers to roam when the visited service provider may not normally recognize the subscriber.

•	Fraud Prevention Services—We provide multiple services to carriers to minimize the financial losses associated with subscriber fraud. Our fraud profiling solutions collect usage data from mobile switches to create a unique profile for each subscriber based upon the subscriber’s call activity. We continually compare subscriber calling activity to subscriber specific usage profiles, identify fraudulent activity and, when appropriate, suspend the subscriber accounts. We provide these services as a software license or in a service bureau environment. We also provide key management services that exchange authentication keys between carriers and multiple wireless equipment manufacturers. Authentication keys are used by wireless carriers to verify the identity of subscribers and prevent handset fraud.

Enterprise Solutions

We enable wireless carriers to offer billing consolidation and data management services to large enterprise customers. Our solution consolidates customer usage data onto one invoice and offers robust online reporting and analysis tools that enable enterprise customers to manage their telecommunications-related costs. We generate revenues from this service on a per-account processing fee.

Customers

We serve more than 300 telecommunications service providers in over 40 North American, Latin American, Asia Pacific and European countries. We maintain strong and collaborative relationships with our customers. We serve the ten largest U.S. wireless carriers including Cingular Wireless, Sprint PCS, T-Mobile and Verizon Wireless. We also serve six of the ten largest international wireless carriers in Latin America, Asia Pacific and Europe. These customers include America Moviles, China Unicom, KDDI and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Our top ten customers accounted for approximately 55.5% of our revenues for the year ended December 31, 2004. Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, accounted for approximately 20.3%, 23.2%, and 30.9%, of our revenues for the years ended December 31, 2004 , 2003 and 2002, respectively. The percentage of our revenues derived from customers outside the United States was 11.4%, 12.2% and 9.5% for the same periods, respectively.

Competitive Strengths

We believe that the following strengths differentiate us in the marketplace:

•	Leading provider of mission-critical services to wireless carriers. We believe that we offer the most comprehensive and advanced suite of integrated technology services to the wireless telecommunications industry. We believe that our established carrier relationships, the mission-critical nature of our services and our track record of performance have made us the technology services provider of choice for many of our customers.

•	Recurring revenues and strong operating cash flows. The majority of our revenues are transaction-based and we have long-term contracts with most of our customers. We have had historical success in customer retention, growth in transaction volumes and our ability to leverage our existing technology platforms to serve additional customers and to offer new services. Our business model enables us to generate a high level of recurring revenues and strong operating cash flows to support debt reduction, acquisitions and other strategic activities.

•	Proven track record of technology innovation. We believe that we are a leader in developing comprehensive solutions that meet wireless carriers’ evolving technology interoperability, network and call processing needs. We have built our business and reputation through a history of innovation that includes the following achievements:

•	we were the first to deploy an automatic roaming call delivery service (Follow Me Roaming);

•	we were the first to provide a commercial fraud profiler (CloneDetector/FraudX) to most of the major U.S. carriers;

•	we were the first to provide seamless international interstandard roaming services (GlobalRoam/UniRoam);

•	our engineers developed the original technology supporting the OnStar application for a major wireless carrier;

•	we offer the industry’s most comprehensive suite of WLNP services; and

•	we are one of the industry’s leading independent Wi-Fi roaming clearinghouses.

•	Positioned to capitalize on emerging communications technologies. We believe that we are positioned to capitalize on the complexity of emerging communications technologies by leveraging our proven development track record and close customer relationships. We are currently pursuing opportunities in Wi-Fi, messaging, mobile data content, MVNO and VoIP. Our accomplishments in these areas include:

•	executing clearinghouse agreements with two major U.S. carrier providers of Wi-Fi services; and

•	being selected by the members of CTIA to be the principal messaging platform for the national Wireless AMBER Alert program sponsored by The Wireless Foundation.

•	Role as trusted intermediary provides enhanced market access. Our position as a neutral point of proprietary data exchange between wireless carriers affords us several compelling benefits. Carriers recognize that, unlike some of our competitors, we do not compete for their subscribers. This independence permits us to support our customers’ most critical operations. We believe that this market position provides us a unique ability to collaborate with our customers on new product development and enables us to more effectively anticipate, identify and address the evolving requirements of the global wireless industry.

•

Extensive and collaborative customer relationships. We provide our services to over 300 telecommunications carriers in over 40 countries, including the ten largest U.S. wireless carriers and six of the ten largest wireless international carriers. We have a highly active and respected customer users’

group that is tightly integrated into the development processes of our company. This group has played a significant role in the continued development, enhancement and evolution of our services.

•	Experienced senior management team. The members of our senior management team average 19 years of telecommunications industry experience. This experience has enabled us to develop strong relationships with our customers. In addition, this management team has successfully executed our business plan since we were acquired from Verizon in February 2002.

Growth Strategy

In order to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:

•	Expand our global customer base. We are aggressively pursuing expansion opportunities in North American and international markets. We believe continued wireless industry growth and the emergence of next generation services will expand the global market for our services. The opening of sales offices and the hiring of local management and technical support personnel in Europe, Latin America and Asia Pacific have enabled us to execute contracts with leading international carriers. We have recently signed contracts with leading carriers in France, China, Brazil, Italy, Saudi Arabia and India.

•	Further penetrate our existing customer base. We intend to continue to cross-sell services to our existing customers to further diversify our revenue stream and increase per-customer revenues. While many of our customers purchase multiple services from us, we believe we have an opportunity to sell additional services to customers who do not currently purchase all of our available services. For example, we have signed contracts and implemented our WLNP solutions for over 80 of our existing U.S. customers, including the five largest domestic wireless carriers.

•	Enhance existing services suite and develop innovative new services. Through continued technology development and collaboration with our existing customers, we plan to enhance our existing services suite and develop new solutions. We believe that we are well positioned to develop innovative services that respond to and solve industry complexities associated with new market participants and new technologies. Our recent accomplishments in these areas include:

•	developing an interstandard voice and data roaming solution for major carriers that allows subscribers to roam on international networks;

•	enabling voice over Wi-Fi signaling services in an enterprise environment to support a major communications hardware manufacturer;

•	providing SMS delivery of phone numbers for a leading directory assistance provider; and

•	launching a national database for caller ID name services with 17 wireline carriers.

•	Pursue strategic acquisitions. We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter new markets. In September 2004, we acquired EDS’s North American wireless clearinghouse business. This acquisition expanded our North American customer base and increased the scale of our business.

Sales and Marketing

As of December 31, 2004, our Sales and Marketing organizations included 109 people who work together to identify and address customer needs and concerns, deliver comprehensive services, develop a clear and consistent corporate image and offer a comprehensive customer support system. Our sales and marketing strategy is designed to give customers efficient, courteous and expert advice on a timely basis.

•

Sales. The sales department was reorganized from a centralized sales force to a geographically diverse, globally focused sales force in 2002 to better serve the needs of existing customers and to identify new opportunities more quickly. Sales directors are organized geographically with individuals responsible for North America, Latin America, Asia Pacific and Europe/Middle East/Africa. Regional sales managers are located throughout the U.S. to serve top tier customers in the Northeast, Northwest, Midwest, Southwest and the Southeast. U.S. account managers are product specialists and work as a team with the regional sales managers and directors to respond to customer needs. Compensation for our sales force is composed of an industry-competitive base salary and a variable component based on sales quota attainment.

•	Marketing. Our marketing organization is comprised primarily of product managers and marketing services employees. Working with the sales organization, our product managers are responsible for managing the product’s positioning throughout the life cycle as well as managing costs and pricing. These responsibilities include developing product plans, specifying product requirements, planning development resources and, if necessary, managing vendor relationships. Each product manager coordinates a cross-functional product team with participants from several functional areas within our organization including sales, technology and operations. These product team participants are responsible for coordinating the execution of the product plan within their functional teams. Marketing services employees work with product managers to determine funding for and coordination of advertising, promotions, media relations, speaking opportunities, trade shows and our users’ group.

Operations and Customer Support

As of December 31, 2004, we had 252 employees dedicated to managing our internal operations and customer support functions.

•	Customer Service, Documentation and Training. Our Customer Service organization provides “front-line” support for our services to our global customers. New support personnel are recruited for their multi-lingual, interpersonal and customer care skills, and are provided intensive product training prior to accepting direct customer interface responsibility. Our Documentation and Training group publishes the technical documentation accompanying our portfolio of services in multiple languages and also travels nationally and internationally to provide strategic customer training on our services. The group has established world-class training facilities in Tampa, Florida, where it sponsors regular customer and employee program offerings, and has also developed Web-based real-time training that our customers have successfully utilized as a remote training option.

•	Carrier Business Process Outsourcing. Whenever a carrier chooses to outsource personnel operations to us, it is managed through this organization. This currently includes our Fraud Resource Center service offering, our Fax Interface Services and our Port Center service offering.

•	Internal Operations Support. Our Internal Technology Support group manages our internal hardware and software technology program as well as the Local Area Network, Internet, email and departmental servers for our employees. This group is responsible for the Syniverse Solutions Gateway, our system for customer problem management, and also provides management information software solutions and support that enable efficient operations within our organization. Other internal operations functions include information security, facilities management and disaster recovery. All provide mission-critical support to our employees in achieving strategic objectives and help ensure our ability to continue to serve our customers effectively.

Technology

As of December 31, 2004, the Technology group was comprised of 263 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The Technology group balances technology and business priorities and enhances our ability to deliver timely and cost-effective solutions.

The primary functions of the Technology group include:

•	Product Development and Life Cycle. These groups deliver new product developments, enhancements and maintenance releases in a timely manner and develops integrated solutions that address customer needs across multiple areas including billing, messaging, decision support and reporting. These groups also constantly monitor technology developments to ensure that we leverage our legacy investments while developing new technologies that provide flexible and cost effective solutions to our customers.

•	Operational Support Services. These groups provide 24x7 operational support for our products to ensure a high level of service and system availability to our customers. These groups work with the other Technology groups to identify and implement proactive measures to meet our customer commitments.

•	Technology Services. This group is responsible for maintaining the high overall quality of customer service through centralized testing, system/data base administration and configuration management. This group also works with our vendors on system performance management, capacity planning and system tuning.

Network Operations

As of December 31, 2004, we had 88 employees dedicated to network provisioning, monitoring and support.

•	Network Operations Center. We maintain a state-of-the-art Network Operations Center that actively monitors our applications, network and our connections to our customers. Our Network Operations Center provides support both domestically and internationally 24 hours a day, seven days a week, 365 days a year. Our Network Operations Center proactively identifies potential application, operating system, network, switch connectivity and call processing problems. They manage those problems through resolution with customers in conjunction with Inter-Exchange Carriers, Local Exchange Carriers, field engineering, our internal product support and development teams, and vendors.

•	Network Services. This group designs, develops and supports our SS7 and Internet Protocol-based Intelligent Network Service offerings. They work closely with our other functional departments and vendors to ensure that we are engineering and monitoring cost effective and reliable network solutions which meet our customers’ needs.

Business Development and Strategy

As of December 31, 2004, our Business Development and Strategy organization was composed of 14 people. This group is responsible for strategy development and new business initiatives and for developing integrated and achievable short- and long-term business plans in support of our vision and strategic plan. This responsibility extends from the conceptual phase through first customer implementation and includes strategic partnership development and contract negotiations

Employees

As of December 31, 2004, we had approximately 789 employees, none of whom are represented by a union. We believe our relations with our employees are good.

Competition

We believe we are the only company that offers an extensive suite of technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers. However, we compete with a number of U.S. and international companies in specific areas of our business.

•	Technology Interoperability Services. Our primary competitors in the U.S. technology interoperability market are VeriSign, MACH Dan Net, Mobile 365 and Widerthan.com. Internationally, our technology interoperability services compete with EDS and MACH Dan Net. Certain wireless carriers also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•	Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, Southern New England Telephone, Transaction Network Services and regional Bell operating companies. Wireless and wireline carriers may also choose to deploy and manage their own in-house SS7 networks. Our packet data network service competes with a variety of carriers including TeliaSonera and Cable & Wireless in the U.S. and also Global Crossing, France Telecom, KPNQwest, and Comfone (a subsidiary of Swisscom) internationally.

•	Number Portability Services. Our primary competitors in the United States for WLNP services are VeriSign, NeuStar and Telcordia and to a lesser degree, Evolving Systems. In Europe, Cap Gemini and Accenture as well as several other companies offer mobile number portability solutions.

•	Call Processing Services. Our call processing services primarily compete with licensed software products from vendors such as LogicaCMG, Bassett Telecom Solutions, Hewlett-Packard, ECTel and HNC Software/Systems Link. Also, certain carriers may choose to deploy in-house call processing and fraud detection and prevention solutions.

•	Enterprise Solutions. Certain wireless carriers have developed their own services for enterprise account management.

Competitive factors in the market for our services primarily include breadth and quality of services offered, price, development capability and new product innovation.

Governmental Regulation

Certain services offered by the company are subject to regulation by the FCC that could have an indirect effect on our business. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. Additionally, we are registered with certain state utility regulatory commissions to resell private line services. Some of our customers may also be subject to federal or state regulation that could have an indirect effect on our business. We do not offer voice-grade or data services that are deemed to be common carrier telecommunications services.

Environmental Regulation

We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment and health and safety, the violation of which could lead to significant fines and penalties. Among the many environmental requirements applicable to us are laws relating to air emission, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, we believe that we are currently in substantial compliance with applicable environmental requirements.

We could also be subject to laws, such as Comprehensive Environmental Response, Compensation, and Liability Act, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are not aware of any material releases for which we are currently liable under the Comprehensive Environmental Response, Compensation, and Liability Act or any other similar environmental or health and safety law.

We do not currently anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of our business, and we cannot assure you that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

Intellectual Property Rights

We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We currently maintain approximately 160 registrations and 90 applications in approximately 35 countries covering over 40 separate and distinct marks; 10 patents and 13 patent applications, several jointly-owned with Verizon Wireless in the United States and in foreign countries; and 25 U.S. Copyright Registrations and five pending applications covering numerous software applications. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Market, Ranking and Other Data

The data included herein regarding markets and ranking, including the size of certain service markets and our position and the position of our competitors and customers within these markets, is based on independent industry publications, reports from government agencies or other published industry sources and our estimates are based on our management’s knowledge and experience in the markets in which we operate. When we rank our customers by size, we base those rankings on the number of subscribers our customers serve. When we describe our market position, we base those descriptions on the number of subscribers serviced by our customers. Our estimates have been based on information obtained from our customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this annual report. However, this information may prove to be inaccurate because of the methods by which we obtain certain data for our estimates, because this information cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. In addition, the provided market data is not a guaranty of future market characteristics because consumption patterns and consumer preferences can and do change.

ITEM 2.	PROPERTIES

As of December 31, 2004, our principal facility was 188,882 square feet of leased office space in Tampa, Florida that we use for headquarters and administration purposes. This lease expires on October 31, 2006, subject to renewal terms. We do not intend to renew this lease and on February 28, 2005, we entered into an agreement to lease a 199,000 square foot corporate headquarters facility located in Tampa, Florida which will replace our current headquarters facility. The lease term is eleven years commencing on the earlier to occur of November 1, 2005 or the date we occupy the lease property for purposes of conducting our business, but with lease payments not beginning until one year following the commencement date. At our option, we have the right to renew the lease for two additional periods of five years each.

We expect to incur one-time incremental operating expenses associated with the move of between $8 and $10 million and one-time capital costs associated with facility build out of between $8 and $10 million. We expect to incur these one-time moving-related costs and expenses, which include duplicative lease payments during the transition period and facility build out costs, during 2005 and 2006.

We also lease 14,834 square feet in Oklahoma City, Oklahoma for administrative offices and customer operations, and 3,325 square feet in London, England for technology development. We lease several other small immaterial facilities for office space and network equipment storage.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Syniverse Holdings, Inc.

On February 15, 2005, Syniverse Holdings, Inc. completed its initial public offering in which it issued 17,620,000 shares of its $0.001 par value common stock and received net proceeds from the offering, after underwriting discounts and commissions but before expenses, of $264.3 million.

Syniverse Holdings, Inc.’s common stock is listed on the New York Stock Exchange under the symbol “SVR.” Public trading of our common stock commenced on February 10, 2005. Prior to that date, there was no public trading market for our common stock.

On March 29, 2005, the last reported sale price of our common stock on The New York Stock Exchange was $14.40 per share. As of March 18, 2005 there were approximately 2,578 holders of record of our common stock.

We have not paid any dividends on our common stock during the past fiscal year and do not intend to pay dividends on our common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on our ability to pay cash dividends on our common stock.

In connection with our initial public offering, Syniverse Holdings, LLC was dissolved following the distribution to its members of the outstanding class A cumulative redeemable preferred stock and common stock of Syniverse Holdings, Inc. Concurrent with our initial public offering, we amended and restated the senior management agreements of Messrs. Evans, Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, pursuant to which they acquired as part of the pro rata distribution of the outstanding capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC an aggregate of 1,938.5 shares of class A cumulative redeemable convertible preferred stock and 5,221,972 shares of common stock. See “Certain Relationships and Related Party Transactions—Senior Management Agreements.”

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Pursuant to a Registration Statement on Form S-1 (Registration No. 333-120444) (as amended, the “Registration Statement”) that was declared effective on February 9, 2005, we completed an initial public offering of 17,620,000 shares of our common stock, resulting in total net proceeds of approximately $261.9 million. We used the net proceeds from this offering, together with $240.0 million of borrowings under our new senior credit facility, and our existing cash and cash equivalents as follows:

•	$176.5 million to redeem approximately 124,876 shares of our class A cumulative redeemable convertible preferred stock at their liquidation values, most of which was held by funds controlled by GTCR and some of which was indirectly held by current and former employees of Lehman Brothers, Inc., who together with Goldman, Sachs and Co., were the managing underwriters for the offering;

•	$220.1 million to repay all borrowings outstanding under our previous senior credit facility;

•	$98.7 million to tender for $85.8 million in aggregate outstanding principal amount of our 12 3/4% senior subordinated notes;

•	$1.8 million to pay financing costs for the new senior credit facility; and

•	$2.5 million to pay accrued interest on our previous senior credit facility.

None of these expenditures were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more our common stock or to any of our affiliates, except for the redemption of the approximately 124,876 shares of our class A cumulative redeemable convertible preferred stock as described above, some of which was also held by our executive officers.

Syniverse Technologies, Inc.

There is currently no established public trading market for the common stock, no par value, of Syniverse Technologies, Inc., a company which is wholly owned by Syniverse Holdings, Inc.

Syniverse Technologies, Inc. has not paid any dividends on its common stock during the past fiscal year and does not intend to pay dividends on its common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on our ability to pay cash dividends on our common stock.

Syniverse Technologies, Inc. does not have any shares of common stock authorized for issuance under any equity compensation plans.

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2003 and 2004 and for the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data as of February 13, 2002 was derived from an unaudited balance sheet as of that date not included in this filing. The selected historical financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

As a result of applying the required purchase accounting rules to our acquisition from Verizon on February 14, 2002, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date.

The term “successor” refers to Syniverse Holdings, Inc. following our acquisition from Verizon on February 14, 2002. The historical financial results of Brience from February 14, 2002, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Brience, through July 23, 2003, which is the date that we merged with Brience, are included in the financial results of the successor because this acquisition is accounted for as a combination of entities under common control, similar to a pooling of interests. The portion of historical results attributed to the common stock ownership of Syniverse Networks, Inc., which Syniverse Holdings, LLC owned between February 14, 2002 and January 17, 2005 when Syniverse Holdings, LLC contributed these shares of Syniverse Networks, Inc. to Syniverse Holdings, Inc., have been included in the financial results of the successor because this acquisition is also accounted for as a combination of entities under common control, similar to a pooling of interests.

The term “predecessor” refers to Syniverse Technologies, Inc. prior to being acquired by Syniverse Holdings, Inc. on February 14, 2002.

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
	2000	2001			2003	2004
	(in thousands except per share amounts)			(in thousands except per share amounts)
Statement of Operations Data:
Revenues
Technology Interoperability	$68,923	$82,312	$8,464	$70,215	$66,536	$81,077
Network Services	79,760	105,369	14,103	99,647	111,845	130,408
Number Portability Services	—	—	—	860	5,469	48,478
Call Processing Services	73,262	65,241	6,429	46,336	42,764	34,569
Enterprise Solution Services	35,372	39,319	2,412	17,869	15,265	14,122

Revenues Excluding Off-Network
Database Query Fees	257,317	292,241	31,408	234,927	241,879	308,654
Off-Network Database Query Fees	58,619	69,117	8,588	61,117	29,529	23,749

Total Revenues	315,936	361,358	39,996	296,044	271,408	332,403

Costs and expenses:
Cost of operations	150,156	169,025	20,655	130,364	109,744	138,484
Sales and marketing	24,265	24,348	2,614	22,706	18,631	20,244
General and administrative	45,721	41,245	3,001	42,630	39,881	41,939
Provision for (recovery of) uncollectible accounts	2,203	2,207	1,340	(693)	466	(165)
Depreciation and amortization (1)	13,061	15,203	1,464	33,285	37,319	41,972
Restructuring (2)	—	—	—	2,845	2,164	289
Impairment losses on intangible assets (3)	—	—	—	—	53,712	14,056

	235,406	252,028	29,074	231,137	261,917	256,819

Operating income	80,530	109,330	10,922	64,907	9,491	75,584
Other income (expense), net:
Interest income	3,087	3,903	432	965	768	1,148
Interest expense	(22)	—	—	(54,105)	(58,128)	(52,928)
Other income (expense), net	4	(80)	(19)	(275)	—	(12)

	3,069	3,823	413	(53,415)	(57,360)	(51,792)

Income (loss) from continuing operations before provision for income taxes	83,599	113,153	11,335	11,492	(47,869)	23,792
Provision for income taxes	32,548	43,895	4,418	9,320	10,057	8,729

Income (loss) from continuing operations	51,051	69,258	6,917	2,172	(57,926)	15,063
Discontinued operations:
Loss from discontinued operations	—	—	—	(1,541)	—	—

Net income (loss)	51,051	69,258	6,917	631	(57,926)	15,063
Preferred dividends	—	—	—	(33,340)	(30,230)	(31,564)

Net income (loss) attributable to common stockholders/unitholders	$51,051	$69,258	$6,917	$(32,709)	$(88,156)	$(16,501)

Net income (loss) per share:
Basic and diluted	$—	$—	$—	$(0.82)	$(2.21)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	—	—	—	39,838	39,838	39,838
Other Financial Data:
EBITDA (4)	$93,595	$124,453	$12,367	$96,376	$46,810	$117,544
Net cash provided by (used in):
Operating activities	55,218	131,281	1,185	59,756	48,422	85,696
Investing activities	(10,634)	(99,831)	34,781	(12,278)	(18,883)	(78,663)
Financing activities	(42,000)	(33,750)	(11,250)	(44,187)	(63,430)	2,697
Capital expenditures	12,956	10,406	606	12,278	18,280	22,184
Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,584	$284	$25,000	$42,190	$8,299	$17,919
Property and equipment, net	24,387	23,656	23,306	33,728	33,548	35,703
Total assets	198,380	247,867	159,457	833,068	730,271	777,193
Total debt, net of discount, and redeemable preferred stock	—	—	—	856,973	753,425	793,062
Total stockholder's equity (deficit)	117,307	153,104	133,510	(81,453)	(90,317)	(106,860)

(1)	Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense in the statement of operations data. Depreciation and amortization amounts after February 14, 2002 are not comparable to the periods prior to that date because the successor company’s assets were revalued as a result of the purchase accounting treatment of the acquisition.
(2)	Restructuring expense is comprised of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, July 2003 and April 2004. Our restructurings in July 2003 and April 2004 were related to the acquisitions of Brience and Softwright, respectively. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting.
(3)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs $2.7 million which will no longer be recoverable due to our phase-outs of other service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of certain service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer recently notifying us that it does not intend to renew its contract for these services.
(4)	EBITDA is determined by adding net interest expense, income taxes, depreciation and amortization to net income (loss). We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA.

EBITDA	has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect income taxes or the cash requirements for any tax payments; and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure.

Because	of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of operations and our consolidated statements of cash flows included in our financial statements included elsewhere in this prospectus.

The following table reconciles net income (loss) to EBITDA for the periods presented. We have also provided supplemental information regarding items associated with our restructuring expense and intangible asset impairments.

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
	2000	2001			2003	2004
	(in thousands except per share amounts)			(in thousands except per share amounts)
Reconciliation of EBITDA to Net Income (Loss):
Net income (loss) as reported	$51,051	$69,258	$6,917	$631	$(57,926)	$15,063
Interest expense, net	(3,065)	(3,903)	(432)	53,140	57,360	51,780
Depreciation and amortization	13,061	15,203	1,464	33,285	37,319	41,972
Provision for Income taxes	32,548	43,895	4,418	9,320	10,057	8,729

EBITDA	$93,595	$124,453	$12,367	$96,376	$46,810	$117,544

Supplemental information:
Restructuring expense (i)	$—	$—	$—	$2,845	$2,164	$289
Impairment losses on intangible assets (ii)	—	—	—	—	53,712	14,056

(i)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, July 2003 and April 2004. The latter two restructurings are related to two acquisitions. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting.
(ii)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million, which will no longer be recoverable due to our phase-outs of certain service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of other service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer recently notifying us that it does not intend to renew its contract for these services.

The following table reconciles cash flows from operations to EBITDA for the periods presented.

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
	2000	2001			2003	2004
	(dollars in in thousands)			(dollars in thousands)
Reconciliation of Cash Flows from Operations to EBITDA:
Net cash provided by operating activities	$55,218	$131,281	$1,185	$59,756	$48,422	$85,696
Net interest paid (collected)	(3,065)	(3,903)	315	30,187	46,152	44,296
Pension and other employee retirement benefits	(2,968)	(3,861)	(546)	—	—	—
Impairment losses on intangible assets	—	—	—	—	(53,712)	(14,056)
Other working capital changes	46,617	3,143	12,753	15,496	19,522	8,615
Changes in other non-cash items	(2,207)	(2,207)	(1,340)	(9,456)	(11,489)	(9,054)
Other assets and liabilities	—	—	—	393	(2,085)	2,047

EBITDA	$93,595	$124,453	$12,367	$96,376	$46,810	$117,544

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Historical Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere herein. The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Company History

Our business was founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE. In early 2000, GTE combined our business with its Intelligent Network Services business to further broaden our network services offering. In June 2000, when GTE and Bell Atlantic merged to form Verizon Communications Inc., we became an indirect, wholly owned subsidiary of Verizon.

At the time of our acquisition from Verizon on February 14, 2002, we anticipated that our future revenues from Verizon Wireless would decrease. The expected decline in Verizon Wireless revenues was based on a number of specific events, including Verizon Wireless’ planned movement of certain services in-house and the termination of Verizon Wireless’ contract with us relating to the technology supporting the OnStar application. In anticipation of this decrease, we entered into a revenue guaranty agreement on February 14, 2002 pursuant to which Verizon Information Services agreed to pay us 82.5% of the amount, if any, by which our annual revenues from Verizon Wireless and certain of its affiliates were less than specified annual revenue minimums beginning from the date of the acquisition and continuing through December 31, 2005. The revenue minimums were $45.4 million for the period from February 14, 2002 to December 31, 2002, $34.9 million for the year ended December 31, 2003, $33.5 million for the year ended December 31, 2004 and $33.2 million for the year ended December 31, 2005. These agreed-upon revenue minimums compare to $84.9 million of 2001 revenues from Verizon Wireless. Although our revenues from Verizon Wireless have declined following our acquisition from Verizon, these revenues still exceeded the revenue minimums in 2002, 2003 and 2004. As a result, we have not received and do not expect to receive any payments under the Verizon Wireless revenue guaranty.

At the time of the acquisition, we also had identified several other customers that we believed might cease using our clearinghouse, call processing and prepaid wireless services during 2002 and 2003. We expected a reduction in Cingular Wireless revenues due to contractual arrangements made by Cingular Wireless’ parent company as part of the sale of its international clearinghouse business, whereby Cingular Wireless was required to move its clearinghouse business to the buyer as part of a multi-year agreement. As a result, our clearinghouse revenues from Cingular Wireless declined from $8.6 million in 2001 to $0.6 million in 2002, which was the year that the contract was terminated. Virtually all of the Cingular Wireless clearinghouse business was moved to this other provider prior to our acquisition from Verizon.

In addition, we anticipated declines in our call processing services and enterprise solutions revenues. The decline in call processing was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. Call processing services revenues declined $10.0 million from $52.8 million for 2002 to $42.8 million for 2003. This decline was in line with our expectations. Call processing services revenues declined $8.2 million from $42.8 million for 2003 to $34.5 million for 2004. We expect the decline to continue. Enterprise solutions revenues declined $5.0 million from $20.3 million in 2002 to $15.3 million in 2003, of which $4.5 million was attributed to our prepaid services offering. The decline was primarily the result of a decision by a customer to move to its parent company’s prepaid wireless platform following an acquisition. This customer’s decision to stop using our prepaid services was made prior to our acquisition from Verizon. We have discontinued offering any prepaid services and we no longer earn revenues from these services.

These revenue declines were partially offset by continued strength in our clearinghouse services driven by growth from existing customers or services, which we refer to as “organic volume growth,” and the addition of new customers. In addition, we have experienced strong network services revenue growth driven by increased intelligent network database query volumes, messaging volumes and signaling. Furthermore, the introduction of number portability services has contributed significantly to the growth of our business over this period. In order to encourage higher customer transaction volumes, our pricing strategy generally includes negotiating tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, the average price per transaction for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue.

Acquisitions

On July 23, 2003, we merged with Brience. In connection with the merger, the former stockholders of Brience received an aggregate of 100,000 common units of Syniverse Holdings, LLC, which represented approximately 0.1% of the outstanding common units. The principal operations of Brience, now known as Syniverse Brience, at the time of the merger included the sale and servicing of its Mobile Processing Server product, an integrated software design and development environment for building mobile solutions that control formatting for wireless devices.

Since the funds associated with GTCR had a controlling interest in both Brience and Syniverse LLC at the time of the merger, the transaction was accounted for as a combination of entities under common control, similar to a pooling of interests. Accordingly, our historical consolidated financial statements include the financial results of Brience beginning on the date when the funds associated with GTCR had common control of both entities (February 14, 2002). Brience’s pre-acquisition net loss included in our historical results of operations was $13.8 million and $1.9 million for the period between February 14, 2002 and December 31, 2002 and the period between January 1, 2003 and July 23, 2003, respectively.

On December 19, 2003, we acquired Softwright Holdings Limited for $0.8 million cash and the assumption of liabilities of $1.3 million. Softwright Holdings Limited, now known as Syniverse Holdings Limited, develops software products and services for mobile operators and enterprise customers. Syniverse Holdings Limited also provides mobile number portability services throughout Europe and is the sole provider of these services in the United Kingdom. Under the terms of the acquisition, we agreed to make a payment not to exceed £2.0 million to the former owners of the acquired company no later than March 31, 2005 if this operation achieved a certain predetermined profitability level, as measured by EBITDA, for the period ended October 31, 2004. No payments were required under the earn-out provision of the acquisition agreement because the Softwright subsidiary did not achieve the negotiated EBITDA targets.

On September 30, 2004, we acquired the wireless clearinghouse business of IOS North America from EDS. We paid $53.7 million on the date of the acquisition and an additional $1.1 million in January 2005 resulting from the settlement of the final working capital adjustment pursuant to the Purchase Agreement. We financed the acquisition through increased borrowings under our existing senior credit facility and available cash. The primary services of IOS North America include wireless voice and data clearinghouse services. These post-acquisition revenues are reported in Technology Interoperability Services.

Basis of Presentation

Prior to our acquisition, we operated as a subsidiary of Verizon. As a result, the historical financial information included in this filing for periods prior to the acquisition does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods.

Our acquisition from Verizon was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including transaction costs of approximately $808.6 million, have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date. This has resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings used to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of our class A cumulative redeemable convertible preferred stock issued at the time of the acquisition, our net income attributable to common stockholders has been reduced. The application of purchase accounting rules also resulted in different accounting bases, and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date.

At the time of our acquisition of Brience, investment funds controlled by GTCR controlled both Brience and us. As a result, the acquisition has been accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that the GTCR funds had control of both entities, which was February 14, 2002. Accordingly, our historical consolidated financial statements include the financial results of Brience beginning on such date.

The acquisitions of Softwright and IOS North America have been accounted for using the purchase method of accounting, and hence the results of operations for such businesses have been included since their respective dates of acquisition by us.

Introduction

We provide an integrated suite of services that simplify wireless technology complexities by integrating disparate wireless carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. These services include:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in North America that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls, wireless data events and Wi-Fi sessions. We also provide SMS routing and translation services between carriers.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the delivery and establishment of telephone calls.

•	Number Portability Services. Our number portability services are used by many wireless carriers, including the five largest domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. A small amount of our revenues are generated through software license sales. We generate our revenues primarily through the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, the average per-transaction fee for many of our products has declined over time as customers have increasingly used our services and transactions volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

Future increases or decreases in revenues are dependent on many factors, such as industry subscriber growth, with few of these factors known in advance. From time to time, specific events such as customer contract renewals at different terms, a customer contract termination, or a customer’s decision to change technologies or to provide solutions in-house, will be known to us, and then we can estimate their impact on our revenues.

Set forth below is a brief description of our primary service offerings.

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in North America that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls, wireless data events and Wi-Fi sessions. We also provide SMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse, SMS routing services and wireline network access billing. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based pricing strategy as well as potential competitive pricing pressure.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based pricing strategy and potential competitive pricing pressures.

In addition, a small amount of our network services revenues is generated through software license fees, maintenance agreements and professional services. License fee revenues are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services. We provide number portability services to the wireless industry. When a wireless subscriber chooses to change carriers but keep their existing telephone number, the former carrier must send the subscriber information to the new carrier. Our services perform the necessary processing between the two carriers to allow the subscriber to change service providers while keeping their existing telephone number. We primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues related to customer implementations and recognize these fees on a straight-line basis over the life of the initial customer agreements. We expect pricing and revenues to remain stable over the near term.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept calls while roaming on another carrier’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed. We expect our call processing revenues will continue to decline as a result of technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly replacing our call processing solution with our SS7 network, competitor SS7 networks, in-house SS7 networks and/or direct connections with roaming partners.

•	Enterprise Solutions Services. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. Pricing and revenues are not expected to vary over the near term.

•	Off-Network Database Queries. Through interconnection with other carrier networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. Over time, these revenues are expected to continue to decline as customers seek direct connections with the database providers.

For more information about how we recognize revenues for each of our service categories, please see the discussion below under “Critical Accounting Policies.”

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•

General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

Our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting and the changes in the capital and cost structures established to operate the company on a stand-alone basis. However, to aid in the comparison to the twelve months ended December 31, 2002, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 and included explanations about the effects of purchase accounting. The full twelve months ended December 31, 2002 are referred to as “combined” herein.

Comparison of 2004 and 2003

The following table presents an overview of our results of operations for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2003	% of Revenues	Year Ended December 31, 2004	% of Revenues	2004 vs. 2003 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$66,536	24.5%	$81,077	24.4%	$14,541	21.9%
Network Services	111,845	41.2%	130,408	39.2%	18,563	16.6%
Number Portability Services	5,469	2.0%	48,478	14.6%	43,009	786.4%
Call Processing Services	42,764	15.8%	34,569	10.4%	(8,195)	(19.2)%
Enterprise Solutions	15,265	5.6%	14,122	4.2%	(1,143)	(7.5)%

Revenues (excluding Off-Network Database Query Fees)	241,879	89.1%	308,654	92.9%	66,775	27.6%
Off-Network Database Query Fees	29,529	10.9%	23,749	7.1%	(5,780)	(19.6)%

Total revenues	271,408	100.0%	332,403	100.0%	60,995	22.5%
Costs and expenses:
Cost of operations	109,744	40.4%	138,484	41.7%	28,740	26.2%
Sales and marketing	18,631	6.9%	20,244	6.1%	1,613	8.7%
General and administrative	39,881	14.7%	41,939	12.6%	2,058	5.2%
Provision for (recovery of) uncollectible accounts	466	0.2%	(165)	(0.0)%	(631)	(135.4)%
Depreciation and amortization	37,319	13.8%	41,972	12.6%	4,653	12.5%
Restructuring	2,164	0.8%	289	0.1%	(1,875)	(86.6)%
Impairment losses on intangible assets	53,712	19.8%	14,056	4.2%	(39,656)	(73.8)%

	261,917	96.5%	256,819	77.3%	(5,098)	(1.9)%

Operating income	9,491	3.5%	75,584	22.7%	66,093	696.4%
Other income (expense), net:
Interest income	768	0.3%	1,148	0.3%	380	49.5%
Interest expense	(58,128)	(21.4)%	(52,928)	(15.9)%	5,200	(8.9)%
Other, net	—	0.0%	(12)	(0.0)%	(12)	100.0%

	(57,360)	(21.1)%	(51,792)	(15.6)%	5,568	(9.7)%

Income (loss) before provision for income taxes	(47,869)	(17.6)%	23,792	7.2%	71,661	(149.7)%
Provision for income taxes	10,057	3.7%	8,729	2.6%	(1,328)	(13.2)%

Net income (loss)	(57,926)	(21.3)%	15,063	4.5%	72,989	(126.0)%
Preferred dividends	(30,230)	(11.2)%	(31,564)	(9.5)%	(1,334)	4.4%

Net income (loss) attributable to common stockholders	$(88,156)	(32.5)%	$(16,501)	(5.0)%	$71,655	(81.3)%

Revenues

Total revenues increased $61.0 million to $332.4 million for the year ended December 31, 2004 from $271.4 million for 2003. Excluding Off-Network Database Query Fees, total revenues increased $66.8 million for the year ended December 31, 2004. The increase in revenues was primarily due to the introduction of our number portability services solution and strong volume growth in Technology Interoperability Services and Network Services revenues offset in part by decreases in Call Processing and Enterprise Solutions Services revenues.

During the fourth quarter of 2004, we renewed our contract with Verizon Wireless. Consistent with our overall pricing strategy, the terms of the new contract allows for additional price concessions that will, in the near term, reduce the combined revenues from this customer. In the long run, we believe these decreases will likely be offset in part by higher transaction volumes as well as additional service offerings to Verizon Wireless.

Technology Interoperability Services revenues increased $14.5 million to $81.1 million for the year ended December 31, 2004 from $66.5 million for 2003. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services and the acquisition of IOS North America, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment.

Network Services revenues increased $18.6 million to $130.4 million for the year ended December 31, 2004 from $111.8 million for 2003. The increase in revenues was primarily due to strong volume growth in our Global System for Mobile Communication (“GSM”) transport and intelligent network database services, partially offset by a slight decline in per-transaction fees pursuant to our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, in 2004, one of our SS7 customers announced that it intends to replace our SS7 network with an in-house solution. We expect this development to reduce 2005 network services revenues by approximately $5 million, depending on the timing of the replacement.

Number Portability Services revenues increased $43.0 million to $48.5 million for the year ended December 31, 2004 from $5.5 million for in 2003. The increase in revenues was due to the November 24, 2003 introduction of our number portability services solution to carriers serving the top 100 Metropolitan Service Area markets in the United States and the subsequent introduction of number portability services to carriers serving the remaining Metropolitan Service Areas in the United States beginning on May 24, 2004. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms. For the year ended December 31, 2004, we recognized $18.0 million in revenues from Sprint for these services. Although we are still in negotiations with Sprint over the timing of this transition and its existing contractual obligations, we currently expect that 2005 number portability revenues from Sprint will be relatively flat compared to 2004 revenues but that we will not generate any revenues from Sprint for these services in 2006. We expect that this decrease in revenues will be partially offset by decreased costs associated with providing these services.

Call Processing Services revenues decreased $8.2 million to $34.6 million for the year ended December 31, 2004 from $42.8 million for 2003. The decline in call processing revenues was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues decreased $1.1 million to $14.1 million for the year ended December 31, 2004 from $15.3 million for 2003. The decrease in revenues was primarily due to the discontinuation of our prepaid wireless solution.

Off-Network Database Queries revenues decreased $5.8 million to $23.7 million for the year ended December 31, 2004 from $29.5 million for 2003. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $28.7 million to $138.5 million for the year ended December 31, 2004 from $109.7 million for 2003. The increase was primarily due to the increased operational costs related to our new wireless number portability services.

Sales and marketing expenses increased $1.6 million to $20.2 million for the year ended December 31, 2004 from $18.6 million for in 2003. The increase was primarily due to approximately $1.0 million of expenses related to the Syniverse name change and $0.6 million in costs associated with our international expansion.

General and administrative expenses increased $2.1 million to $41.9 million for the year ended December 31, 2004 from $39.9 million for 2003. The increase was primarily due to $1.6 million in costs associated with our acquisition of IOS North America, $0.8 million increase in costs associated with our international expansion efforts, and $0.8 million in costs associated with potential acquisitions that were not consummated. Offsetting this increase was lower development expenses.

Provision for (recovery of) uncollectible accounts decreased $0.6 million to $(0.2) million for the year ended December 31, 2004 from $0.5 million for 2003. The decrease was due to reductions in the general reserve due to a lower number of customer bankruptcies and collection of previously delinquent balances.

Depreciation and amortization expenses increased $4.7 million to $42.0 million for the year ended December 31, 2004 from $37.3 million for 2003. The increase was due primarily to higher depreciation and amortization expenses incurred in connection with our capital expenditures related to wireless local number portability and our SS7 network expansion in 2003 and $0.7 million of amortization for the remaining trademark intangible asset related to our prior corporate name. Included in our depreciation and amortization expenses for the years ended 2004 and 2003 is approximately $22.7 million and $21.7 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Softwright Limited and our September 2004 acquisition of IOS North America.

Restructuring expenses decreased $1.9 million to $0.3 million for the year ended December 31, 2004 from $2.2 million for 2003. In April 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings Limited resulting in the termination of ten employees. As a result, we incurred $0.3 million in severance related costs in April 2004. In February 2003, we completed another restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1.8 million in severance related costs in February 2003. In July 2003, we also completed a restructuring resulting in the termination of five former Brience employees. As a result, we incurred $0.6 million in severance related costs.

Impairment losses on intangible assets were $14.1 million for the year ended December 31, 2004. The impairment losses are related to the capitalized software associated with our call processing platforms, the discontinuation of a carrier’s use of our access billing services and our customer base intangible assets resulting from a technology interoperability customer’s recent notification to us that it does not intend to renew its contract for these services. Impairment losses on intangible assets were $53.7 million for the year ended December 31, 2003. Due to the 2003 decision to re-brand and re-name Syniverse Technologies effective March 1, 2004, we recognized impairment losses of $51.0 million related to the TSI Telecommunication Services Inc. trademark in 2003. We also recognized impairment losses of $2.7 million related to capitalized software write-offs arising primarily due to the discontinuation of prepaid wireless services.

Interest income increased $0.4 million to $1.1 million for the year ended December 31, 2004 from $0.8 million for 2003. The increase was due to higher service charges from our customers on past due accounts receivable in 2004, which we recognized on a cash basis.

Interest expense decreased $5.2 million to $52.9 million for the year ended December 31, 2004 from $58.1 million for 2003. The decrease was primarily due to a lower average principal balance on our previous senior credit facility. This decrease was offset by $1.4 million of one-time costs incurred in the third quarter of 2004 associated with the September 30, 2004 amendment to our existing senior credit facility.

Provision for income taxes decreased $1.3 million to $8.7 million for the year ended December 31, 2004 from $10.1 million for 2003. In 2004, our provision primarily represents the increase in deferred tax liabilities associated with nondeductible goodwill. The decrease was primarily due to the recognition of a significant valuation allowance against our deferred tax assets in 2003. Primarily as a result of our impairment loss in the fourth quarter of 2003, we have concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. The deferred tax assets arise primarily from federal net operating losses, which expire between 2006 and 2023. These losses relate primarily to Brience’s operations in periods prior to February 14, 2002. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be payable, we are unable to consider these goodwill-related deferred tax liabilities at December 31, 2004 in this analysis of our valuation allowance.

Preferred dividends were $31.6 million for the year ended December 31, 2004 and $30.2 million for the year ended December 31, 2003. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Holdings, Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. These dividends, which compound quarterly, earned a yield of 15% for the first year, which ended February 14, 2003, and earn 10% thereafter. The amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $176,456 with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,596 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock and the initial public offering price of $16 per share.

Comparison of 2003 to Combined Financial Statements for 2002

The following table presents an overview of our results of operations for the years ended December 31, 2003 and 2002:

	Predecessor		Successor		Successor
	Period from January 1 to February 13, 2002	% of Revenues	Period from February 14 to December 31, 2002	% of Revenues	Year Ended December 31, 2003	% of Revenues	2003 vs. 2002 $	$ Change %
	(dollars in thousands)		(dollars in thousands)
Revenues:
Technology Interoperability Services	8,464	21.2%	70,215	23.7%	66,536	24.5%	(12,143)	(15.4)%
Network Services	14,103	35.2%	99,647	33.7%	111,845	41.2%	(1,905)	(1.7)%
Number Portability Services	—	0.0%	860	0.3%	5,469	2.0%	4,609	535.9%
Call Processing Services	6,429	16.1%	46,336	15.7%	42,764	15.8%	(10,001)	(19.0)%
Enterprise Solutions	2,412	6.0%	17,869	6.0%	15,265	5.6%	(5,016)	(24.7)%

Revenues (excluding Off-Network Database Query Fees)	31,408	78.5%	234,927	79.4%	241,879	89.1%	(24,456)	(9.2)%
Off-Network Database Query Fees	8,588	21.5%	61,117	20.6%	29,529	10.9%	(40,176)	(57.6)%

Total revenues	$39,996	100.0%	$296,044	100.0%	$271,408	100.0%	$(64,632)	(19.2)%
Costs and expenses:
Cost of operations	20,655	51.6%	130,364	44.0%	109,744	40.4%	(41,275)	(27.3)%
Sales and marketing	2,614	6.5%	22,706	7.7%	18,631	6.9%	(6,689)	(26.4)%
General and administrative	3,001	7.5%	42,630	14.4%	39,881	14.7%	(5,750)	(12.6)%
Provision for (recovery of) uncollectible accounts	1,340	3.4%	(693)	(0.2)%	466	0.2%	(181)	(28.0)%
Depreciation and amortization	1,464	3.7%	33,285	11.2%	37,319	13.8%	2,570	7.4%
Restructuring	—	0.0%	2,845	1.0%	2,164	0.8%	(681)	(23.9)%
Impairment losses on intangible assets	—	0.0%	—	0.0%	53,712	19.7%	53,712	100.0%

	29,074	72.7%	231,137	78.1%	261,917	96.5%	1,706	0.7%

Operating income	10,922	27.3%	64,907	21.9%	9,491	3.5%	(66,338)	(87.5)%
Other income (expense), net:
Interest income	432	1.1%	965	0.4%	768	0.3%	(629)	(45.0)%
Interest expense	—	0.0%	(54,105)	(18.3)%	(58,128)	(21.4)%	(4,023)	7.4%
Other, net	(19)	(0.0)%	(275)	(0.1)%	—	0.0%	294	(100.0)%

	413	1.0%	(53,415)	(18.0)%	(57,360)	(21.1)%	(4,358)	8.2%

Income (loss) from continuing operations before provision for income taxes	11,335	28.3%	11,492	3.9%	(47,869)	(17.6)%	(70,696)	(309.7)%
Provision for income taxes	4,418	11.0%	9,320	3.2%	10,057	3.7%	(3,681)	(26.8)%

Income (loss) from continuing operations	6,917	17.3%	2,172	0.7%	(57,926)	(21.3)%	(67,015)	(737.3)%
Loss from discontinued operations	—	0.0%	(1,541)	(0.5)%	—	0.0%	1,541	(100.0)%

Net income (loss)	6,917	17.3%	631	0.2%	(57,926)	(21.3)%	(65,474)	(867.4)%
Preferred dividends	—	0.0%	(33,340)	(11.2)%	(30,230)	(11.2)%	3,110	(9.3)%

Net income (loss) attributable to common stockholders	$6,917	17.3%	$(32,709)	(11.0)%	$(88,156)	(32.5)%	$(62,364)	241.8%

Revenues

Total revenues were $271.4 million for 2003 as compared to total combined revenues of $336.0 million for 2002, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002. The decrease of $64.6 million was primarily driven by a reduction in Off-Network Database Query fees of $40.2 million. Excluding Off-Network Database Query fees, total revenues declined $24.5 million in 2003. The primary drivers of this decrease were total reductions in revenues from Verizon Wireless of $17.9 million across our service offerings, a $7.6 million decline in call processing revenues from customers other than Verizon Wireless, a $5.9 million decrease in revenues from Adelphia Business Systems related to carrier access billings and a $3.2 million decrease in prepaid wireless services as a result of the termination of the contract of a customer which was acquired. The decline in Verizon Wireless revenues was consistent with management’s expectations. Further declines in Verizon Wireless revenues could occur as a result of lower pricing of future contract renewals consistent with our volume-based pricing strategy. Over time, we believe these decreases will likely be offset, in part, by higher transaction volumes and additional service offerings to Verizon Wireless. These losses were partially offset by organic volume growth in Technology Interoperability Services and Network Services.

Technology Interoperability Services revenues were $66.5 million for 2003 as compared to combined revenues of $78.7 million for 2002. The decrease of $12.1 million was due primarily to a reduction in Verizon Wireless revenues of $5.6 million, a $5.9 million decrease in Adelphia’s carrier access billing revenues, and decreases due to contract renewals for certain customers at lower rates. Verizon’s revenue decrease was primarily the result of clearinghouse volume declines associated with its continued internal billing system consolidation efforts, which reduced its requirements for our services. Revenues also declined due to lower per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment. These revenue decreases in our wireless clearinghouse services were partially offset by organic volume growth.

Network Services revenues were $111.8 million for 2003 as compared to combined revenues of $113.8 million for 2002. The primary driver of this $1.9 million decrease was the $12.4 million reduction of revenues from Verizon Wireless, offset by increased revenues generated by strong volume growth in our network transport and intelligent network database services. Associated with our volume growth was a decline in per-transaction fees pursuant to our volume-based pricing strategy and a competitive pricing environment.

Number Portability Services revenues were $5.5 million for 2003, as compared to combined revenues of $0.9 million for 2002. The $4.6 million increase in 2004 was due to the November 24, 2003 launch of our wireless number portability services. Our 2003 results include only five weeks of revenues from these newly introduced services.

Call Processing Services revenues decreased $10.0 million to $42.8 million for 2003 as compared to combined revenues of $52.8 million for 2002. Revenues from Verizon Wireless in this category declined $2.4 million in 2003 with the remaining decline attributed to our other customers. The decline was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective and robust SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues were $15.3 million for 2003 as compared to combined revenues of $20.3 million for 2002. The decrease of $5.0 million is primarily due to the anticipated loss of a customer using our prepaid wireless solution. We no longer offer this prepaid wireless service.

Off-Network Database Queries revenues were $29.5 million for 2003 as compared to combined revenues of $69.7 million for 2002. The decrease of $40.2 million was driven by customers moving to direct billing arrangements with third-party intelligent network database providers. We pass off-network database query fees on to our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations was $109.7 million for the year ended December 31, 2003. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $130.4 million in the period from February 14, 2002 to December 31, 2002. Combined cost of operations was $151.0 million for the year ended December 31, 2002. The decrease of $41.3 million for 2003 as compared to combined 2002 was primarily due to lower Off-Network Database Query Fees of $40.2 million and savings due to the workforce restructurings that occurred in April and August of 2002 and February and July 2003.

Sales and marketing expenses were $18.6 million for the year ended December 31, 2003. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $22.7 million in the period from February 14, 2002 to December 31, 2002. Combined sales and marketing expenses were $25.3 million for the year ended December 31, 2002. The decrease of $6.7 million for 2003 as compared to combined 2002 was due to lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in the workforce in April and August of 2002 and February and July 2003. Offsetting this decrease was a $1.6 million increase in costs associated with our international expansion efforts.

General and administrative expenses were $39.9 million for the year ended December 31, 2003. General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $42.6 million in the period from February 14, 2002 to December 31, 2002. Combined general and administrative expenses were $45.6 million for the year ended December 31, 2002. The decrease of $5.8 million for 2003 as compared to combined 2002 was due to lower development expenses, and reductions in our workforce in April and August of 2002 and February and July 2003. Offsetting this decrease was a $0.6 million increase in costs associated with our international expansion efforts.

Provision for (recovery of) uncollectible accounts was $0.5 million for the year ended December 31, 2003. Provision for uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and a net recovery of $0.7 million in the period from February 14, 2002 to December 31, 2002. Combined provision for uncollectible accounts was $0.6 million for the year ended December 31, 2002. The decrease of $0.2 million for 2003 as compared to combined 2002 was due to a lower number of customer bankruptcies.

Depreciation and amortization expenses were $37.3 million for the year ended December 31, 2003. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $33.3 million in the period from February 14, 2002 to December 31, 2002. Combined depreciation and amortization expenses were $34.7 million for the year ended December 31, 2002. The increase of $2.6 million for 2003 as compared to combined 2002 was due to higher depreciation and amortization expenses related to intangible assets recorded in purchase accounting associated with our 2002 acquisition from Verizon and from the acquisition of Softwright. Included in our depreciation and amortization expenses for the year ended December 31, 2003 and the period from February 14, 2002 to December 31, 2002 is approximately $21.7 million and $17.8 million in amortization related to these acquisitions, respectively.

Restructuring expenses were $2.2 million in the year ended December 31, 2003. We had no restructuring expenses in the period from January 1, 2002 to February 13, 2002 and $2.8 million of restructuring expenses in the period from February 14, 2002 to December 31, 2002. This resulted in a decrease of $0.7 million for 2003 as compared to combined 2002. On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. In July 2003, we recorded an additional restructuring expense of $0.6 million related to terminations made at the time of our merger with Brience.

Impairment losses on intangible assets. Due to the re-branding and re-naming of Syniverse Technologies effective March 1, 2004, we recognized impairment losses of $51.0 million related to the TSI Telecommunication Services Inc. trademark. We also recognized impairment losses of $2.7 million related to capitalized software write-offs arising primarily due to the discontinuation of prepaid wireless services. There were no impairment losses in 2002.

Interest income was $0.8 million for the year ended December 31, 2003. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $1.0 million in the period from February 14, 2002 to December 31, 2002. Combined interest income was $1.4 million for the year ended December 31, 2002. The decrease of $0.6 million for 2003 as compared to combined 2002 was due to the extinguishment of the note receivable from Verizon in February 2002, offset by improved collections from our customers in 2003 increasing our cash balances.

Interest expense was $58.1 million for the year ended December 31, 2003. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $54.1 million in the period from February 14, 2002 to December 31, 2002. The decrease of $4.0 million for 2003 as compared to combined 2002 was primarily due to a lower principal balance on our existing senior credit facility.

Provision for income taxes was $10.1 million for the year ended December 31, 2003. Provision for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $9.3 million in the period from February 14, 2002 to December 31, 2002. Combined provision for income taxes was $13.7 million for the year ended December 31, 2002. The decrease of $3.7 million for 2003 as compared to combined 2002 was primarily due to our conclusion that since our 2003 results put us in a 3-year cumulative loss position, it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill in the fourth quarter of 2003. The deferred tax assets arise primarily from federal net operating losses which expire between 2006 and 2023. These net operating losses relate primarily to Brience’s operations in periods prior to February 14, 2002. Because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be payable, we are unable to consider the goodwill-related deferred tax liabilities in this analysis of our valuation allowance.

Loss on discontinued operations was $1.5 million for the period from February 14, 2002 to December 31, 2002. This loss is due to Brience’s divestiture of its Hello Asia subsidiary in July 2002. Loss on discontinued operations as a percentage of revenues was 0.5% for 2002. There were no discontinued operations in 2003.

Preferred dividends were $33.3 million in the period from February 14, 2002 to December 31, 2002 and $30.2 million for the year ended December 31, 2003. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Holdings, Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. These dividends, which compound quarterly, earned a yield of 15% for the first year which ended on February 14, 2003 and earn 10% thereafter. The amounts are recorded as a part of the class A redeemable preferred stock balance.

Selected Quarterly Results of Operations

The following table sets forth selected unaudited statement of income data for the eight quarters ended December 31, 2004, both in dollar amounts and as a percentage of total revenues. This data should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and 2004 and related notes included elsewhere herein. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues:
Technology Interoperability Services	$14,544	$17,074	$18,628	$16,290	$15,279	$18,309	$20,919	$26,570
Network Services	27,380	26,972	26,888	30,605	29,811	34,857	33,086	32,655
Number Porting Services	274	461	465	4,269	11,132	11,772	11,560	14,014
Call Processing Services	10,178	11,147	11,311	10,128	9,312	8,242	8,278	8,737
Enterprise Solutions	3,898	3,683	3,795	3,889	3,724	3,696	3,508	3,193

Revenues excluding Off-Network Database Query Fees	56,274	59,337	61,087	65,181	69,258	76,876	77,351	85,169
Off-Network Database Query Fees	8,038	8,139	8,361	4,991	7,412	8,065	5,129	3,143

Total revenues	64,312	67,476	69,448	70,172	76,670	84,941	82,480	88,312
Costs and expenses:
Cost of operations	26,643	26,637	27,108	29,356	35,155	36,271	33,557	33,501
Sales and marketing	5,125	4,527	4,007	4,972	5,275	5,169	4,615	5,185
General and administrative	9,056	9,763	9,418	11,644	8,621	8,904	10,393	14,021
Provision for (recovery of) uncollectible accounts	369	387	245	(535)	248	(257)	(21)	(135)
Depreciation and amortization	8,990	9,279	9,298	9,752	10,290	9,891	10,142	11,649
Restructuring	1,841	—	607	(284)	—	289	—	—
Impairment losses on intangible assets	—	—	—	53,712	—	—	8,982	5,074

	52,024	50,593	50,683	108,617	59,589	60,267	67,668	69,295

Operating income	12,288	16,883	18,765	(38,445)	17,081	24,674	14,812	19,017
Other income (expense), net:
Interest income	268	121	157	222	171	427	329	221
Interest expense	(17,194)	(13,898)	(13,433)	(13,603)	(13,931)	(12,393)	(13,841)	(12,763)
Other, net	—	—	(1)	1	(6)	—	(6)	—

	(16,926)	(13,777)	(13,277)	(13,380)	(13,766)	(11,966)	(13,518)	(12,542)

Income before provision for income taxes	(4,638)	3,106	5,488	(51,825)	3,315	12,708	1,294	6,475
Provision for income taxes	(1,459)	1,819	2,374	7,323	2,104	2,088	2,316	2,221

Net income (loss)	(3,179)	1,287	3,114	(59,148)	1,211	10,620	(1,022)	4,254
Preferred dividends	(8,521)	(7,059)	(7,235)	(7,416)	(7,601)	(7,791)	(7,986)	(8,186)

Net loss attributable to common stockholders	$(11,700)	$(5,772)	$(4,121)	$(66,564)	$(6,390)	$2,829	$(9,008)	$(3,932)

Basic and diluted net loss per common share	$(0.29)	$(0.14)	$(0.10)	$(1.67)	$(0.16)	$0.07	$(0.23)	$(0.10)

Basic and diluted weighted average common shares outstanding	39,838	39,838	39,838	39,838	39,838	39,838	39,838	39,838

	Percentage of Total Revenues for the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues:
Technology Interoperability Services	22.6%	25.3%	26.8%	23.2%	19.9%	21.6%	25.4%	30.1%
Network Services	42.6%	40.0%	38.7%	43.6%	38.9%	41.0%	40.1%	37.0%
Number Porting Services	0.4%	0.7%	0.7%	6.1%	14.5%	13.9%	14.0%	15.9%
Call Processing Services	15.8%	16.5%	16.3%	14.4%	12.1%	9.7%	10.0%	9.9%
Enterprise Solutions	6.1%	5.5%	5.5%	5.5%	4.9%	4.4%	4.3%	3.6%

Revenues excluding	87.5%	87.9%	88.0%	92.9%	90.3%	90.5%	93.8%	96.4%
Off-Network Database Query Fees
Off-Network Database Query Fees	12.5%	12.1%	12.0%	7.1%	9.7%	9.5%	6.2%	3.6%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of operations	41.4%	39.5%	39.0%	41.8%	45.9%	42.7%	40.7%	37.9%
Sales and marketing	8.0%	6.7%	5.8%	7.1%	6.9%	6.1%	5.6%	5.9%
General and administrative	14.1%	14.5%	13.6%	16.6%	11.2%	10.5%	12.6%	15.9%
Provision for (recovery of) uncollectible accounts	0.6%	0.6%	0.4%	(0.8)%	0.3%	(0.3)%	(0.0)%	(0.2)%
Depreciation and amortization	14.0%	13.8%	13.4%	13.9%	13.4%	11.6%	12.3%	13.2%
Restructuring	2.9%	0.0%	0.9%	(0.4)%	0.0%	0.3%	0.0%	0.0%
Impairment losses on intangible assets	0.0%	0.0%	0.0%	76.5%	0.0%	0.0%	10.9%	5.7%

	80.9%	75.0%	73.0%	154.8%	77.7%	71.0%	82.0%	78.5%

Operating income	19.1%	25.0%	27.0%	(54.8)%	22.3%	29.0%	18.0%	21.5%
Other income (expense), net:
Interest income	0.4%	0.2%	0.2%	0.3%	0.2%	0.5%	0.4%	0.3%
Interest expense	(26.7)%	(20.6)%	(19.3)%	(19.4)%	(18.2)%	(14.6)%	(16.8)%	(14.5)%
Other, net	0.0%	0.0%	(0.0)%	0.0%	(0.0)%	0.0%	(0.0)%	0.0%

	(26.3)%	(20.4)%	(19.1)%	(19.1)%	(18.0)%	(14.1)%	(16.4)%	(14.2)%

Income before provision for income taxes	(7.2)%	4.6%	7.9%	(73.9)%	4.3%	15.0%	1.6%	7.3%
Provision for income taxes	(2.3)%	2.7%	3.4%	10.4%	2.7%	2.5%	2.8%	2.5%

Net income (loss)	(4.9)%	1.9%	4.5%	(84.3)%	1.6%	12.5%	(1.2)%	4.8%
Preferred dividends	(13.2)%	(10.5)%	(10.4)%	(10.6)%	(9.9)%	(9.2)%	(9.7)%	(9.3)%

Net loss attributable to common stockholders	(18.2)%	(8.6)%	(5.9)%	(94.9)%	(8.3)%	3.3%	(10.9)%	(4.5)%

Liquidity and Capital Resources

Cash Flow Information

During the year ended December 31, 2004, our operations generated $85.7 million of cash as compared to $48.4 million for 2003. The increase was primarily attributable to higher net income in the year ended December 31, 2004 and higher accrued expense balances in 2004 offset by higher accounts receivable balances in 2004. Cash and cash equivalents were $17.9 million at December 31, 2004 as compared to $8.3 million at December 31, 2003. This increase was due primarily to higher net income and lower debt service requirements. Our working capital increased $41.3 million, to $39.7 million at December 31, 2004 from a negative $1.5 million at December 31, 2003. This increase in working capital was primarily due to the increase in our accounts receivable driven by the implementation of our Number Portability Services solution and a decrease in our current liabilities due to lower current maturities of our long-term debt as a result of the third amendment of our previous senior credit facility. Capital expenditures for property and equipment, including capitalized software costs, increased to $22.2 million for the year ended December 31, 2004 from $18.3 million for the year ended December 31, 2003.

During the year ended December 31, 2003, our operations generated $48.4 million of cash compared to $60.9 million for the comparable period in 2002. The decrease was primarily attributable to increased interest payments made in the year ended December 31, 2003. Cash and cash equivalents were $8.3 million at December

31, 2003 as compared to $42.2 million at December 31, 2002. This decrease was due primarily to the payment of our $37.3 million excess cash sweep required under our previous senior credit facility in March 2003. A similar excess cash sweep payment of $3.0 million was required in March 2004. Our working capital decreased $8.7 million, to negative $1.5 million at December 31, 2003 from $7.2 million at December 31, 2002. This decrease in working capital was primarily due to the increase in scheduled debt service required by our previous senior credit facility in 2004. Capital expenditures for property and equipment, including capitalized software costs, increased to $18.3 million for the year ended December 31, 2003 from $12.9 million for the year ended December 31, 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002.

During the combined year ended December 31, 2002, our operations generated $60.9 million of cash compared to $131.3 million for the comparable period in 2001. The decrease was primarily attributable to income tax payments made during the period from January 1, 2002 to February 13, 2002, the payment of closing costs related to our acquisition from Verizon, the inclusion of historical Brience results and interest payments and debt service payments made during the period from February 14, 2002 to December 31, 2002. Cash and cash equivalents were $42.2 million at December 31, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to our acquisition from Verizon. Our working capital decreased $99.5 million, to $7.2 million at December 31, 2002 from $106.7 million at December 31, 2001, primarily due to the elimination of the note receivable from Verizon at the acquisition date, payment of the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs, increased to $12.9 million for the combined year ended December 31, 2002 from $10.4 million for the year ended December 31, 2001. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $33.8 million in 2001.

For fiscal 2003, we spent approximately $18.3 million for capital expenditures, primarily for investment in Wireless Local Number Portability and our SS7 network expansion. For the year ended December 31, 2004, we spent approximately $22.2 million for capital expenditures, primarily for investment in our SS7 network. We expect capital expenditures in 2005 to be within the range of the last two years, prior to the incurrence of the one-time capital expenses discussed in the following paragraph.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on the earlier to occur of November 1, 2005 or the date we occupy the lease property for purposes of conducting our business, but with lease payments not beginning until one year following the commencement date. In connection with this lease, we expect to incur one-time incremental operating expenses associated with the move of between $8 and $10 million and one-time capital costs associated with facility build out of between $8 and $10 million. We expect to incur these one-time moving-related costs and expenses, which include duplicative lease payments during the transition period and facility build out costs, during 2005 and 2006.

Our acquisition from Verizon was financed through borrowings of $298.7 million under our existing senior credit facility, the sale of $245 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 in a private placement and the sale by Syniverse Holdings, LLC of preferred and common units for approximately $255.3 million in cash.

Debt and Credit Facilities

New Senior Credit Facility

On February 15, 2005, Syniverse Technologies, Inc. entered into a $282.0 million Credit Agreement with Lehman Brothers Inc., as lead arranger and book manager, LaSalle Bank National Association, as syndication agent, and Lehman Commercial Paper, as administrative agent. The Credit Agreement provides for a term loan of $240.0 million and a revolving credit line of $42.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by Syniverse Holdings, Inc. and the U.S. subsidiaries of Syniverse Technologies, Inc.

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.75% for the revolving loans and 2.0% for the term debt. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

The obligations under the Credit Agreement are unconditionally guaranteed by the guarantors, and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the guarantors. The obligation under the Credit Agreement are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

The Credit Agreement contains covenants that will limit the ability of Syniverse Technologies, Inc. and the guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from Syniverse Technologies, Inc.’s subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies. The Credit Agreement also requires compliance with several financial covenants, including a maximum ratio of total indebtedness to EBITDA and a minimum ratio of EBITDA to interest expense.

Syniverse Technologies, Inc. used the borrowings under the new senior credit facility to refinance its previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for a portion of its 12  3/4% senior subordinated notes.

Previous Senior Credit Facility

In February 2002, we entered into our previous senior credit facility, which provided for aggregate borrowings of up to $328.3 million. The facility was comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term loan B facility of $293.3 million in term loans. The revolving line of credit and the term note each bore interest at variable rates based on, at our option, LIBOR or the greater of the Prime Rate and the weighted average of the rates on overnight federal funds transactions plus 0.5%.

In May 2002, we repaid $5.4 million of the outstanding revolving credit facility. Draws and repayments were made against the revolving credit facility as needed.

On September 25, 2003, we amended our previous senior credit facility to: (i) increase the maximum consolidated leverage and consolidated senior debt ratios; (ii) reduce the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond; and (iii) reduce the minimum consolidated fixed charge coverage ratio. In addition, the amendment increased the permitted level of capital expenditures for fiscal years 2004 and 2005 and clarified that the operations of Brience for periods prior to its acquisition would not be included in the covenant calculation.

On March 11, 2004, we further amended our previous senior credit facility to: (i) provide for the incurrence under the senior credit facility of new additional tranche B term loans, which refinanced, in full, all remaining outstanding tranche B term loans and (ii) reduce the percentage of excess cash flow which must be applied to prepay the loans to 75%. The applicable margin with respect to additional tranche B term loans was reduced to 2.5% for base rate loans and 3.5% for eurodollar loans.

On September 30, 2004, we further amended our previous senior credit facility to: (i) provide for the incurrence of new tranche B term loans, which refinanced, in full, all remaining outstanding tranche B term loans; (ii) increase the amount available under the senior credit facility by $44.5 million with borrowings of $44.5 million to fund a portion of the acquisition of the wireless clearinghouse business of IOS North America;

(iii) amend various financial and other covenants; and (iv) extend the quarterly installment payment obligations of the tranche B term loans from a period ending December 31, 2006 to a period ending September 30, 2010. The applicable margin with respect to new tranche B term loans was reduced to 2.0% for base rate loans and 3.0% for eurodollar loans.

As of December 31, 2004, we had an aggregate face amount of $220.1 million of outstanding indebtedness under our previous senior credit facility representing the term note B facility, which bore interest at a variable weighted average rate of 5.4% and had a final maturity of September 30, 2010. As of December 31, 2004, there was $35.0 million available under the revolving credit facility, which had a final maturity of December 31, 2006.

Our previous senior credit facility contained various restrictive covenants. It prohibited us from prepaying other indebtedness, including our 12  3/4% senior subordinated notes, and it required us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA and satisfy other financial condition tests including limitations on capital expenditures. In addition, our previous senior credit facility prohibited us from declaring or paying any dividends and prohibited us from making any payments with respect to our 12  3/4% senior subordinated notes if we failed to perform our obligations under, or failed to meet the conditions of, our previous senior credit facility or if payment creates a default under our previous senior credit facility. We believe we were in compliance with all of the covenants contained in our previous senior credit facility as of December 31, 2004.

On February 15, 2005, we refinanced our previous senior credit facility with a new $282.0 million senior credit facility, which contains more favorable terms with respect to, among other things, interest rates and covenants.

Senior Subordinated Notes

As of December 31, 2004, we had approximately $245 million in aggregate principal amount of our 12 3/4% senior subordinated notes outstanding, which bear interest at a rate of 12  3/4% per annum and have a final maturity on February 1, 2009. The indenture governing our senior subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us, and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes also contain various covenants which limit our discretion in the operation of our businesses. As of December 31, 2004, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

On February 25, 2005, we tendered for approximately $85.8 million in aggregate principal amount of our senior subordinated notes. In connection with our tender, we paid a premium of $12.3 million plus accrued interest of $0.7 million. Our semi-annual interest payments after our tender will be approximately $10.2 million every six months, or a total of $88.0 million over the remaining term of our senior subordinated notes.

Certain Charges Related to Our Initial Public Offering

In February 2005, we incurred a pre-tax charge of approximately $23.7 million on the early extinguishment of debt with the proceeds from our initial public offering. This relates to the non-cash write-off of $6.0 million of unamortized deferred financing costs, and $5.4 million of unamortized debt discount relating to the existing senior credit facility and the tendered portion of the senior subordinated notes, as well as a $12.3 million cash charge related to the prepayment premium on the tendered portion of the senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2004 and 2003.

Non-GAAP Financial Measures

EBITDA

We determine EBITDA by adding net interest expense, income taxes, depreciation and amortization to net income (loss). Reconciliations of both net income (loss) and cash flows from operations to EBITDA are presented in the financial tables contained herein.

We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as an assessment of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements;
•	EBITDA does not reflect income taxes or the cash requirements for any tax payments; and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of operations and our consolidated statements of cash flows included in our financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. We have identified the following critical accounting policies that affect the more significant estimates and judgments.

Revenue Recognition

We derive revenues from six categories: Technology Interoperability Services, Network Services, Number Portability Services, Call Processing Services, Enterprise Solutions and Off-Network Database Queries. The revenue recognition policy for each of these areas is described under “—Revenues” above:

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of December 31, 2004, our estimated unbilled revenues were $10.4 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $1.0 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of December 31, 2004 and our bad debt expense for the year then ended to change by $0.08 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2004 and our bad debt expense for the year then ended by approximately $0.6 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of December 31, 2004, our allowance for credit memos totaled $9.4 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.9 million.

Impairment Losses on Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles with definite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and if deemed to be shorter than originally estimated, would result in an increase in our annual depreciation and/or amortization expense. Other than the decision to abandon our trademark, we have not had reason to adjust our estimated lives on these assets.

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During the third quarter of 2004, indicators of impairment based on anticipated declines in call processing and the discontinuation of a carrier’s use of our access billing services resulted in the company recording a $9.0 million impairment charge for certain capitalized software, which thereafter had a carrying value of $7.4 million. During the fourth quarter of 2004, we recorded an impairment charge of $5.1 million on our customer base intangible assets resulting from a technology interoperability customer’s recent notification to us that it does not intend to renew its contract for these services. As aforementioned, the impairments recorded were based on the discounted expected future cash flows for which these assets will provide future economic benefit. A 5% decrease in our expected future cash flows with respect to these particular service offerings as well as a one-percentage-point increase in the discount rate used would have resulted in an approximate $2.0 million increase in the impairment loss recorded.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. In the fourth quarter of 2003, after consulting with and hiring a brand identity firm to develop a new name, we recognized an impairment loss of $51.0 million and defined the life of the trademark, which we determined would end during the first quarter of 2004, when the new name was expected to be introduced. The remaining carrying value of the trademark intangible determined by discounted cash flow analysis was $0.7 million, which was fully amortized by the end of the first quarter of 2004, when we announced the re-naming and re-branding of our company name. Based on our most recent evaluation of goodwill, a 5% decrease in the expected future annual cash flows as well as a one-percentage-point increase in the discount rate used would not have resulted in an impairment loss. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003, July 2003,

December 2003, April 2004 and September 2004 restructurings. We will review these estimates until fully paid. If our original estimates of the costs of any particular restructuring costs change, we will need to adjust our reserve amounts, which could change our operating income results. Historically, we have had few changes in estimates for these accruals, since we generally know the specifics at the time we adopt a restructuring plan. At December 31, 2004, our only restructuring accrual remaining related to the IOS North America acquisition and totaled $1.9 million. Given the low number of positions, the nature of the severance benefits and the period when the terminations and relocations are expected to occur, we feel that our estimate is less susceptible to risks that would require a material change in our accrual. We expect to pay the remaining restructuring costs in 2005 and 2006 from available cash.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses, or as a part of our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. Historically, we have had few changes in estimates for these accruals. The most significant claim against us is the SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) claim in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. We deny these claims, believe that they are unfounded and intend to vigorously defend ourselves. We are presently engaged in arbitration. We have accrued our estimate of loss, but there could be differences, which we are unable to estimate presently. In addition, protracted litigation would also cause us to incur legal fees, which we are unable to estimate presently.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002, the Softwright acquisition in December 2003 and the acquisition of IOS North America in September 2004, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired as of February 14, 2002 were reduced by one year, our 2005 amortization expense would increase by approximately $1.5 million.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. The effective tax rate differs from the statutory tax rate due primarily to changes in the valuation allowance. Brience had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision.

As a result of a review undertaken at December 31, 2003 and each quarter since then and based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109), we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets excluding deferred tax liabilities related to goodwill. Deferred tax liabilities arising from goodwill were excluded from our consideration of the valuation allowance because goodwill is not amortized for book purposes. As a result, the timing of the turnaround of these deferred tax liabilities is not predictable in a manner that would allow us to offset the deferred tax assets. Since December 31, 2003 and continuing through December 31, 2004, we have had substantial negative evidence which under SFAS 109 requires a full valuation allowance. If our profitability improves, we could conclude that the “valuation allowance” should be reduced and this would favorably impact our effective tax rate. The valuation allowance as of December 31, 2003 and 2004 was $73.0 and $68.2 million, respectively. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

We have significant Federal NOLs totaling approximately $79.9 million, many of which we succeeded to as a result of our merger with Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

We do not believe that any of our NOLs are currently subject to any limitation under Section 382 of the Code. However, the NOLs acquired from Brience are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from the consolidated group of corporations or their successors that generated such losses. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax-exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. We do not believe the consummation of our initial public offering resulted in an ownership change under Section 382 of the Code.

It is impossible for us to ensure that an ownership change will not occur in the future as changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of our common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding stock options by our employees would count for purposes of determining whether we had an ownership change.

If we or the corporate successor to Brience undergoes an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If an ownership change occurs prior to July 23, 2005, there is a significant risk that the amount of NOLs acquired from Brience that would be useable in any one year after the ownership change would be severely limited. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

Stock-Based Compensation

We use the fair value of our company and of our common stock in determining whether we are required to recognize compensation expense as a result of any of our stock option grants.

We have historically determined the fair value of our company and the underlying value of the shares of our common stock based on internally-generated valuations which we prepared contemporaneously with our stock option grants in the first and third quarters of 2004. We used the income approach using the discounted cash flow methodology and we believe that our methodologies were comparable to those that a third party would use. Our board of directors established the exercise price of all options issued under our stock option plans significantly above the fair value that the board of directors determined for the underlying common stock using the discounted cash flow methodology. For these reasons, we have not obtained contemporaneous externally-prepared valuations by a third-party valuation specialist.

We selected underwriters for our initial public offering in October 2004 and have not granted any stock options subsequent to that date. In January 2005, we received offering price range indications from the underwriters that were derived using multiple valuation approaches, including the trailing twelve months (“TTM”) EBITDA comparable company approach. Based upon our discussions with the underwriters, we believed that at the time the TTM EBITDA comparable company approach was a more appropriate methodology for valuing our company and our common stock since we were in the process of offering our common stock to the public. This market approach methodology is preferable to the income approach for a company pursuing a public offering because it relies on and uses data generated by actual public company performance and the resulting trading prices and is also less susceptible to the uncertainties of future projections. As a result, in January 2005 we retrospectively reassessed the values of our common stock at the various option grant dates utilizing the TTM EBITDA comparable company approach.

To retrospectively determine the value of our common stock, we calculated the TTM EBITDA multiples of the companies that we and our underwriters determined to be our publicly traded comparables. The comparable companies are Alliance Data Systems, Automatic Data Processing, Bisys Group, Certegy, First Data, Global Payments, iPayment, Paychex, TNS and Total Systems Services. We calculated the TTM EBITDA multiples of each comparable company using data from these companies’ SEC filings and other publicly available sources. For each period, we used our comparable companies’ median TTM EBITDA multiple and applied a marketability discount to determine the value of our common stock. Inherent in this methodology is the positive impact that any increase in the comparable companies’ median TTM EBITDA multiple has on the value of our common stock. Increases in our common stock value as a result of any such changes in comparable company multiples is independent of our financial performance. The marketability discount, or discount for lack of marketability, reflects our prospects for completing a public offering of our common stock, the risk or volatility of our enterprise and our concentration of ownership. We decreased this discount each quarter throughout 2004 as our financial performance improved throughout the year and the prospects for an initial public offering for our company improved.

The following summarizes our grants of stock options during the year ended December 31, 2004. Because the exercise price of all options granted during the period exceeded the estimated fair value of the underlying common stock, none of these grants resulted in the recognition of compensation expense.

	Exercise Price Per Share of Common Stock	Reassessed Weighted-Average Fair Value Per Share of Common Stock Using TTM EBITDA Multiple	Number of Shares Subject to Options
First quarter 2004	$12.55	$4.41	82,700
Second quarter 2004	N/A	N/A	N/A
Third quarter 2004	$12.55	$12.01	72,546
Fourth quarter 2004	N/A	N/A	N/A

Total for the year ended December 31, 2004			155,246

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock

For the year ended December 31, 2003, our revenues and EBITDA were $268.3 million and $104.5 million, respectively, excluding the pre-acquisition results of Brience, restructuring charges and impairment losses on intangible assets. This represented a 19% annual decline in revenues and a 16% annual decline in EBITDA from the year ended December 31, 2002. Our company’s declining performance was the result of a number of factors, including declines in revenues from several key customers including Verizon Wireless, competitive pricing pressures and the continued decline in revenues from our Call Processing Services. Furthermore, WLNP had only recently been implemented in November 2003 and consumer adoption rates for this service were still uncertain. At the end of 2003, the wireless telecommunications industry also continued to suffer from financial difficulties, which curtailed demand for our new service offerings, increased pricing pressure on us and reduced our customers’ growth expectations. In addition, at the end of 2003, there was weak public market demand for wireless telecommunications services companies.

During the first nine months of 2004, giving pro forma effect to the IOS North America acquisition, our revenues and EBITDA increased to $263.1 million and $105.2 million, respectively, excluding the pre-acquisition results of Brience, restructuring charges and impairment losses on intangible assets, or a 33% and 32% increase over the same period of 2003. The reasons for our improved financial performance include strong technology interoperability and network services transaction volume growth, an improving pricing environment for our services, the rapid growth of WLNP services and the successful acquisition of IOS North America from EDS. Furthermore, the improved financial position and market environment for our customers and the signing of several new international customers supported an improved outlook for our business.

During the fourth quarter of 2004, our financial performance continued to significantly improve. Our revenues and EBITDA increased during the quarter due to the completion of the IOS acquisition, strong clearinghouse transaction processing volume growth and increases in network services messaging volumes. In addition, we also signed domestic and international Wi-Fi services contracts, including a contract with a major U.S. carrier. During the quarter, we also achieved a significant international expansion milestone by successfully signing our first major European clearinghouse contract. By the end of 2004, public markets for wireless telecommunications services companies also rebounded.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123(R) (SFAS 123(R)), “Share Based Payment.” This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payment (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements July 1, 2005 using one of two methods, the modified prospective method or the modified retrospective method. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. We have not quantified the effect of SFAS 123(R) on our financial statements.

Contractual Obligations and Commitments

As of December 31, 2004, our contractual obligations consist only of our debt and operating leases. We do not have a pension plan or other long-term employee benefit plan. In addition, the terms of our class A cumulative redeemable convertible preferred stock require a 10% annual dividend, however there is no fixed payment date, and none of these dividends have been declared. As of December 31, 2004, our unpaid preferred stock dividends total $95.1 million and are excluded from the table below because there was no fixed payment date since there is no scheduled redemption and the dividends had not been declared as of December 31, 2004. Also excluded was the $12.7 million prepayment premium that we paid to tender 35% of our senior subordinated notes, which occurred on February 25, 2005.

Our contracts with certain of our technology service providers, which range in length from 12 months to 60 months, have no minimum payment requirements.

Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$659,164	$45,292	$90,226	$306,117	$217,529
Operating lease obligations	14,892	6,366	7,287	1,239	—
Purchase obligations (2)	24,728	18,742	4,038	1,448	500

Total	$698,784	$70,400	$101,551	$308,804	$218,029

(1)	The interest rate on Term Note B is at LIBOR plus 3.0%, with LIBOR assumed to be 2.4%.
(2)	Amounts represent primarily purchase obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement. Additionally, there is $0.5 million per year under a professional service agreement with GTCR, which was terminated in connection with our initial public offering.

The following represents our contractual obligations on a pro forma basis after giving effect to the new senior credit facility and the tender of 35% of the senior subordinated notes, termination of the professional service agreement with GTCR and the new lease agreement with an assumed commencement date of November 1, 2005.

Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$556,919	$35,230	$66,166	$206,381	$249,142
Operating lease obligations	42,725	6,366	10,196	6,417	19,746
Purchase obligations (2)	21,811	18,325	3,038	448	—

Total	$621,455	$59,921	$79,400	$213,246	$268,888

(1)	The assumed interest rate on the term loan portion is at LIBOR plus 2.0%, with LIBOR assumed to be 2.4%.
(2)	Amounts represent primarily purchase obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.

Off-Balance Sheet Arrangements

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease our office space is similar to that used by many other companies of our size.

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Below are risks that may have a material impact to our business:

•	System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

•	We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.

•	Most of our customer contracts do not provide for minimum payments at or near our historical levels of revenues from these customers.

•	Future consolidation among our customers may cause us to lose transaction volume and reduce our prices, which would negatively impact our financial performance.

•	If we do not adapt to rapid technological change in the telecommunications industry, we could lose customers or market share.

•	The market for our services is intensely competitive and many of our competitors have significant advantages over us.

•	Our continued expansion into international markets is subject to uncertainties that could affect our operating results.

•	Difficulty in integrating the IOS North America business may harm us.

•	The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth, diminish our competitiveness and harm our operations.

•	Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

•	The inability of our customers to successfully implement our services could harm our business.

•	Our reliance on third-party providers for communications software, hardware and infrastructure exposes us to a variety of risks we cannot control.

•	Capacity limits on our network and application platforms may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

•	The financial and operating difficulties in the telecommunications sector may negatively affect our customers and our company.

•	We may need additional capital in the future and it may not be available on acceptable terms.

•	Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.

•	We may not be able to receive or retain licenses or authorizations that may be required for us to sell our services internationally.

•	Failure to protect our intellectual property rights adequately may have a material adverse affect on our results of operations or our ability to compete.

•	If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations and ability to compete.

•	If our products infringe on the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer.

•	We could be adversely affected by environmental and safety requirements.

•	The loss of key personnel could harm our business, financial condition and results of operations.

•	We may have difficulty attracting and retaining employees with the requisite skills to execute our growth plans.

•	Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.

•	Our historical financial information may have limited relevance.

•	We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. On March 28, 2005, we had $240.0 million of variable rate debt outstanding on our new senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.4 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of December 31, 2003 and December 31, 2004, we had variable rate debt of approximately $216.3 million ($208.3 million net of discount) and $220.1 million ($215.6 million net of discount) respectively on our previous senior credit facility.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our December 31, 2003 and 2004 financial positions and results of operations. However, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 74 for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We are not required to issue management’s annual report on internal control over financial reporting and hence were not required to obtain our auditor’s attestation report for fiscal year 2004.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934, as required by rule 13a-15(b). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
G. Edward Evans	44	Chairman of the Board and Chief Executive Officer
Raymond L. Lawless	49	Chief Financial Officer, Director
F. Terry Kremian	57	Chief Operating Officer
Paul A. Wilcock	57	Chief Technology Officer
Michael J. O’Brien	39	Vice President—Marketing
Wayne G. Nelson	43	Vice President—Controller
Gilbert L. Mosher	57	Vice President—Operations/Customer Support
Robert F. Garcia, Jr.	43	General Counsel
Charles A. Drexler	49	Vice President—Sales
Linda Hermansen	39	Vice President—Business Development & Strategy
Eugene Bergen Henegouwen	45	Managing Director—European Operations
Paul Corrao	50	Vice President—Network Operations
David A. Donnini	39	Director
Collin E. Roche	34	Director
John C. Hofmann	30	Director
Odie C. Donald	55	Director
Tony G. Holcombe	49	Director
Robert J. Marino	57	Director
James B. Lipham	56	Director
Jack Pearlstein	41	Director

G. Edward Evans became our Chief Executive Officer and a Director in February 2002. He became Chairman of the Board in November 11, 2004. From January 1997 until January 2002, Mr. Evans was employed by Dobson Communications Corporation, serving as the President of its cellular subsidiaries and then as the President and Chief Operating Officer of Dobson Communications Corporation. Mr. Evans was employed by BellSouth Mobility, Inc. from 1993 to 1996, serving as General Manager—Kentucky, Director of Field Operations at BellSouth’s corporate office in Atlanta and Director of Marketing—Alabama. He was an Area Manager and a Market Manager of U.S. Cellular from 1990 to 1993 and was Sales Manager of GTE Mobilnet from 1989 to 1990. Mr. Evans serves on the boards of the CTIA, Carolina West Wireless and the National Reliability and Interoperability Commission, an advisory committee to the FCC. He holds an MBA from Georgia State University.

Raymond L. Lawless became our Chief Financial Officer in February 2002 and a Director as of March 2003. From October 2001 to February 2002, Mr. Lawless provided financial consulting services to telecommunications companies. Mr. Lawless worked for Intermedia Communications Inc. from April 1997 to September 2001 serving as Vice President Finance and Treasurer. During his tenure at Intermedia, Mr. Lawless was responsible for capital formation, treasury operations, risk management, corporate development, forecasting, strategic planning, budgeting, management reporting and investor relations support. Prior to that, Mr. Lawless spent 18 years at Bell Atlantic Corporation in various finance positions. Mr. Lawless holds a BS in Business Administration from West Chester University and an MBA from the University of Arkansas.

F. Terry Kremian became our Chief Operating Officer in December 2003. Mr. Kremian most recently served as executive vice president and general manager, Telecommunications Services Group for VeriSign, a position he held since VeriSign’s acquisition of Illuminet Holdings in December 2001. From September 1998 to December 2001, Mr. Kremian served as president, executive vice president and Chief Operating Officer of Illuminet Holdings. Prior to that, he was vice president—marketing and sales from November 1997. Mr. Kremian joined Illuminet Holdings from MCI where he was employed since 1982, most recently as director of carrier sales. Mr. Kremian holds a BS degree from the U.S. Naval Academy and a JD degree from the University of Maryland School of Law.

Paul A. Wilcock has served as Chief Technology Officer since March 2004. From September 2002 to March 2004 he served as Vice President—Technology. Prior to that he served as Vice President—Business Development and Strategy from August 2001 to September 2002. Having joined us in 1992, Mr. Wilcock previously served as Assistant Vice President—Business Development and Strategy, Assistant Vice President—Marketing, Director—Product Development and Support Services and Director—Enterprise Technology. Mr. Wilcock began his GTE career in 1975 and has held numerous positions of increasing responsibility in engineering, operations, marketing and strategy development. Mr. Wilcock graduated in Telecommunications from Leeds College of Engineering and Science (England) and holds an MBA from Wake Forest University.

Michael J. O’Brien has served as Vice President—Marketing since January 2003. Prior to that, he served as Vice President—Marketing/Business Development from September 2002 to January 2003 and Vice President—Marketing from August 2001 to September 2002. Previously he served as Assistant Vice President—Marketing from November of 2000 to August 2001 and Marketing Director—North American Wireless from June of 1999 to November of 2000. From January of 1999 to June of that same year, Mr. O’Brien worked as an independent consultant. From August of 1997 to January of 1999, Mr. O’Brien held the position of Director of Operations at GE LogistiCom, a satellite communications business. Prior to his employment with GE LogistiCom, Mr. O’Brien served as a Product Manager with us from March of 1996 to August of 1997. He has over 11 years experience with us in various marketing and operations positions. Mr. O’Brien holds a BS in Computer Science from the University of Virginia.

Wayne G. Nelson has served as Vice President—Controller since August 2002. From September 2000 to August 2002 Mr. Nelson served as Director—Finance and previously he served as Director—Customer Support. Mr. Nelson began his GTE career as a Finance Associate in 1987. He has over 13 years experience with us in various marketing, operations and finance positions. Mr. Nelson holds a BA in Economics from the University of Rochester and an MBA in Finance/Statistics from Rutgers University.

Gilbert L. Mosher has served as Vice President—Operations/Customer Support since August 2001 and previously served as Assistant Vice President—Information Technology, responsible for overseeing our software development. Prior to that, Mr. Mosher held various positions with increasing responsibility in the technical and management areas beginning with a position as a Programmer Analyst with GTE in 1979. Mr. Mosher joined us in January 1996 as Assistant Vice President—Information Technology. He earned a BS in Professional Management from Nova Southeastern University. He also holds an MBA from Nova Southeastern University.

Robert F. Garcia, Jr. became our General Counsel in February 2002. Prior to being appointed General Counsel, he served as Associate General Counsel since September 2000. Mr. Garcia joined us in 1995 as in-house legal counsel. Prior to that, he was in private practice in Washington, D.C. Mr. Garcia received his law degree from the National Law Center, George Washington University and has a BA in Political Science from the University of South Florida.

Charles A. Drexler became our Vice President—Sales in June 2002. Prior to joining us, Mr. Drexler served as director-project development for MetroPCS from March 2002 to June 2002. Mr. Drexler provided consulting services to telecommunications companies from August 2001 to March of 2002. From 1989 to July 2001, Mr. Drexler held positions of increasing responsibility at Lucent/AT&T. During his tenure at Lucent/AT&T he was responsible for managing and developing domestic and international sales territories. Mr. Drexler holds a BA in Education from the University of Texas-El Paso.

Linda Hermansen became our Vice President—Business Development and Strategy in January 2003. From November 1997 to January 2003, she served as Director—Marketing and Business Development. Ms. Hermansen began her GTE career in 1989 with the GTE Telephone Operations finance department where she held various positions of increasing responsibility within business analysis, operations and wireless technology. Ms. Hermansen holds a BS degree in Economics from the University of Illinois and an MBA from Butler University.

Eugene Bergen Henegouwen became our Managing Director—European Operations in May 2003. Mr. Bergen Henegouwen, a Dutch native, has held a variety of high tech executive level positions in the United States and The Netherlands. Prior to joining us, he was CEO and Chairman of Invention Machine Corporation from January 2001 to November 2002. From January 1999 to December 2000 he was CEO and president of AVIO Digital Inc. and from April 1995 to December 1998 he was CEO of Philips Creative Display Solutions in The Netherlands. Mr. Bergen Henegouwen has also held senior level management positions with Philips Consumer Electronics, Business Electronics and Philips Telecommunications and Data Systems. He holds a MS degree and a BS degree in Electrical Engineering from Delft University of Technology in The Netherlands.

Paul Corrao became our Vice President—Network Operations in July 2003. He has held several senior level customer care and operations positions throughout his 30-year career. From February 2002 to July 2003 he was Vice President—Operations for EPIX and from August 1999 to October 2001 he was Vice President—Service Delivery for Intermedia Communications. Mr. Corrao spent 26 years with AT&T where he managed such areas as switching quality control, VTNS operations, 800 and business application services, ISDN installations and customer care. He also worked with Bell Atlantic’s Global Network division. He holds a MS degree from the Stevens Institute of Technology and a BA in Computer Science from the City University of New York (CUNY).

David A. Donnini has served as a Director since February 2002. Mr. Donnini is currently a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1991. Prior to joining GTCR, Mr. Donnini worked as a management consultant at Bain & Company. He received a BA in Economics from Yale University. He also holds an MBA from Stanford University. Mr. Donnini serves on the board of directors of Synagro Technologies, Prestige Brands, Coinmach and several private GTCR portfolio companies.

Collin E. Roche has served as a Director since February 2002. Mr. Roche is currently a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1996. Prior to joining GTCR, Mr. Roche worked as an investment banking analyst at Goldman, Sachs & Co. and as an associate at Everen Securities. He received a BA in Political Economy from Williams College. He also holds an MBA from Harvard Business School. Mr. Roche serves on the board of directors of TNS, Verifone and several private GTCR portfolio companies.

John C. Hofmann has served as a Director since November 2004. Mr. Hofmann is currently a Vice President of GTCR Golder Rauner, L.L.C., which he joined in 1999. Prior to joining GTCR, Mr. Hofmann worked as a management consultant at McKinsey & Company. He received a BA in History from the University of Pennsylvania. He also holds an MBA from Harvard Business School.

Odie C. Donald has served as a Director since August 2002. Mr. Donald was a consultant to DIRECTV, Inc., a direct broadcast satellite television service and a unit of Hughes Electronics Corporation, from July 2001 to December 2002. From April 2000 to July 2001, Mr. Donald was President of DIRECTV. From March 1999 to April 2000 he was Chief Executive Officer of Cable & Wireless Caribbean and Atlantic Islands Plc. Prior to that, Mr. Donald spent 26 years with BellSouth Corporation, where he held various positions, including Group President—Customer Operations from 1998 to 1999 and President of Bellsouth Mobility from 1992 to 1998. Mr. Donald serves on the board of directors of Darden Restaurants Inc.

Tony G. Holcombe has served as a Director since March 2003. Mr. Holcombe is currently President of Web MD, which he joined in December 2003. From September 2002 to December 2003 Mr. Holcombe was chief executive officer of Valutec Card Solutions. From May 1997 to September 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries. From November 1999 to September 2002, Mr. Holcombe served as Executive Vice President of Ceridian Corporation. In addition, Mr. Holcombe held the following positions at subsidiaries of Ceridian Corporation including President of Ceridian Employer Employee Services from November 1999 to September 2002 and President of Comdata from May 1997 to November 1999. Prior to this, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction-processing services and customized processing solutions, from October 1994 to March 1997. Mr. Holcombe serves on the board of directors of TALX Corporation and Valuetec Card Solutions.

Robert J. Marino has served as a Director since February 2004. From August 1998 to February 2003, Mr. Marino served as Group President of Convergys Information Management Group. Convergys Corporation was formed by spinning off Cincinnati Bell Information Systems Inc. (CBIS) and MATRIXX Marketing Inc. from Cincinnati Bell Inc. Prior to this, Mr. Marino served as president and chief executive officer of CBIS from October 1996 to August 1998 and chief operating officer of CBIS from November 1995 to October 1996. Prior to joining CBIS Mr. Marino served as president of the northeast region at Nextel Communications from November 1993 to October 1995. Mr. Marino also held senior management positions at Houston Cellular Telephone Company, Compania de Radiocomunicaciones Moviles in Argentina and Sprint Corporation.

James B. Lipham has served as a Director since February 2005. Mr. Lipham is senior executive vice president and chief financial officer of Total System Services, Inc. (TSYS). A majority-owned subsidiary of Synovus®, TSYS is publicly held and traded on the NYSE. Mr. Lipham joined Synovus Financial Corp., formerly Columbus Bank and Trust Company Bancshares, Inc., in 1984 as vice president and assistant treasurer of the Financial Division. In December 1987, he transferred to TSYS as treasurer where he later became executive vice president and CFO. Prior to joining Synovus Financial Corp., Mr. Lipham was senior vice president and CFO of First Federal Savings and Loan in Columbus, Ga. Prior to First Federal, he was employed with Ernst & Whinney as a senior accountant. Mr. Lipham holds a BA in business administration from West Georgia College. Mr. Lipham serves on the board of directors of Columbus Productions, Inc., ProCard, Inc. and Vital Processing Services. He is also a member of the board of trustees of the State University of West Georgia Foundation and the board of directors of the Columbus Area Habitat for Humanity, Inc.

Jack Pearlstein has served as a Director since February 2005. Mr. Pearlstein served as Chief Financial Officer, Treasurer and Secretary of DigitalNet Holdings, Inc. from September 2001 through October 2004, when DigitalNet Holdings, Inc. was acquired by BAE Systems, North America. From September 2000 until July 2001, Mr. Pearlstein served as Chief Financial Officer of Commerce One, Inc.’s Global Services division, which he joined in September 2000 when Commerce One, Inc. acquired AppNet, Inc. From July 1998 until September 2000, Mr. Pearlstein served as AppNet’s Senior Vice President and from May 1999 until September 2000, Mr. Pearlstein served as AppNet’s Chief Financial Officer and Treasurer. From November 1996 until July 1998, Mr. Pearlstein was a Managing Director and Principal of Foxhall Capital, LLC. Mr. Pearlstein has a BS degree in Accounting from New York University and an MBA in Finance from George Washington University.

Except as described herein, there are no arrangements or understandings between any member of the management committee or executive officer and any other person pursuant to which that person was elected or appointed to his position. There are no family relationships between our executive officers or directors.

Our Board of Directors has the power to appoint officers. Each officer will hold office for the term determined by our Board of Directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Board Committees

As of February 10, 2005, the date of our initial public offering, we are deemed to be a “controlled company” under the rules of the New York Stock Exchange, and qualify for, and intend to rely on, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the

New York Stock Exchange. Pursuant to this exception, we are exempt from the rule that requires that our board of directors be comprised of a majority of “independent directors”; our compensation committee be comprised solely of “independent directors”; and our nominating and corporate governance committee be comprised solely of “independent directors” as defined under the rules of the New York Stock Exchange. The “controlled company” exception does not modify the independence requirements for the audit committee, and we are in compliance with the requirements of the Sarbanes-Oxley Act and the New York Stock Exchange rules, which require that our audit committee be composed of three independent directors. Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit committee. The audit committee of our board of directors appoints, determines the compensation for and supervises our independent auditors; reviews our internal accounting procedures, systems of internal controls and financial statements; reviews and approves the services provided by our internal and independent auditors, including the results and scope of their audit; and resolves disagreements between management and our independent auditors. The audit committee consists of Messrs. Donald, Holcombe and Lipham. Mr. Lipham is an “audit committee financial expert” as that term is defined in the Securities Exchange Act rules.

Compensation committee. The compensation committee of our board of directors reviews and recommends to the board of directors the compensation and benefits of all of our executive officers, administers our equity incentive plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee consists of Messrs. Holcombe, Marino and Roche.

Nominating and corporate governance committee. The nominating and corporate governance committee of our board of directors identifies individuals qualified to become members of the board of directors, recommends that the board of directors select director nominees for the next annual meeting of stockholders, and develops and recommends to the board of directors a set of corporate governance principles applicable to the company. Our nominating and corporate governance committee consists of Messrs. Donnini, Marino and Donald.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. Our Code of Ethics has been posted on our website at www.syniverse.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities, who we refer to as “10% stockholders” to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Syniverse Holdings, Inc. Officers, directors and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. However, because we completed our initial public offering in February 2005, none of our directors, executive officers or 10% stockholders were subject to any Section 16(a) reporting obligations during the year ended December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

Pursuant to the Syniverse Holdings, Inc. 2003 Non-Employee Director Compensation Plan, non-employee and non-equity investor directors receive $2,500 in fees per board meeting. Beginning January 1, 2004, non-employee and non-equity investor directors received $15,000 annual compensation for board participation. The 2003 Non-Employee Director Compensation Plan was amended and restated in February 2005 in connection with our public offering to increase the annual retainer for non-employee and non-equity investor directors to $40,000 and to eliminate the per-meeting fee. Each of the members of the audit committee is entitled to an additional annual retainer of $5,000. In addition, the chairmen of the audit committee, compensation committee and nominating and corporate governance committee are entitled to additional annual retainers of $15,000, $10,000 and $5,000, respectively. Under the Syniverse Holdings, Inc. Non-Employee Directors Stock Option Plan, non-employee directors of the company who do not otherwise have an equity interest in Syniverse Holdings, LLC are entitled to receive options to purchase 20,120 shares of the company’s non-voting common stock upon joining Syniverse Inc.’s board of directors in February 2005. In connection with our public offering, we amended and restated the Non-Employee Directors Stock Option Plan to reflect the reclassification of our non-voting class B common stock into common stock and the effectiveness of a 1-for-2.485 reverse stock split of our common stock and to fix the number of shares to be granted to new non-employee directors who do not otherwise have an equity interest in our company at 20,000 shares of our common stock. In addition, the amended and restated plan provides an additional option grant to each of our existing non-employee and non-equity investor directors, entitling the holder to purchase 10,000 shares of our common stock at the offering price. See “Non-Employee Directors Stock Option Plan.” Five of our directors, Mr. Donald, Mr. Holcombe, Mr. Marino, Mr. Lipham and Mr. Pearlstein, currently are eligible to receive options under this plan. Options to purchase 20,120 shares of our non-voting common stock pursuant to this plan were granted to Mr. Donald in 2002, Mr. Holcombe in 2003 and Mr. Marino in 2004. In February 2005, Messrs. Donald, Holcombe, and Marino were each granted an option to purchase 10,000 shares of common stock at the offering price and Lipham and Pearlstein were each granted options to purchase 20,000 shares of our common stock at the offering price. All of our directors are reimbursed for out-of-pocket expenses related to their service as directors.

Summary Compensation Table

The following table summarizes compensation awarded or paid by us during 2004, 2003 and 2002 to our Chief Executive Officer and our four next highly compensated executive officers (our “named executive officers”).

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus		All Other Compensation
G. Edward Evans (1)	2004	$435,604	$250,000		$16,295
Chief Executive Officer	2003	401,950	175,000		191,427
	2002	342,026	100,000		10,550

Raymond L. Lawless(2)	2004	272,142	175,000		11,856
Chief Financial Officer	2003	226,950	122,854		10,797
	2002	192,603	56,700		9,896

F. Terry Kremian(3)	2004	270,192	125,000		44,113
Chief Operating Officer	2003	8,654	50,000	(4)	433
	2002	—	—		—

Paul A. Wilcock	2004	204,515	100,000		10,766
Chief Technology Officer	2003	177,800	91,526		9,550
	2002	176,400	44,800		9,480

Eugene Bergen Henegouwen(5)	2004	286,396	100,000		92,309
Managing Director—European Operations	2003	173,888	67,168		13,295
	2002	—	—		—

(1)	Mr. Evans began his employment with the company on February 14, 2002.
(2)	Mr. Lawless began his employment with the company on February 14, 2002.
(3)	Mr. Kremian began his employment with the company on December 15, 2003.
(4)	Mr. Kremian was paid a $50,000 signing bonus.
(5)	Mr. Henegouwen began his employment with the company on May 14, 2003.

The following table identifies and quantifies the individual amounts included in of All Other Compensation for each person listed:

Name and Principal Position	Year	Parking Reimbursement	401(k) Employer Match/Pension	Relocation	Car Allowance	Corporate Housing	Pension
G. Edward Evans	2004	$660	$15,635	$—	$—	$—	$—
Chief Executive Officer	2003	660	10,692	180,075	—	—	—
	2002	550	10,000	—	—	—	—

Raymond L. Lawless	2004	660	11,196	—	—	—	—
Chief Financial Officer	2003	660	10,137	—	—	—	—
	2002	550	9,346	—	—	—	—

F. Terry Kremian	2004	660	10,950	—	—	32,503	—
Chief Operating Officer	2003	—	433	—	—	—	—
	2002	—	—	—	—	—	—

Paul A. Wilcock	2004	660	10,106	—	—	—	—
Chief Technology Officer	2003	660	8,890	—	—	—	—
	2002	660	8,820	—	—	—	—

Eugene Bergen Henegouwen	2004	—	—	—	21,087	—	71,222
Managing Director—	2003	—	—	—	13,295	—	—
European Operations	2002	—	—	—	—	—	—

Option Grants in Last Fiscal Year

None of our named executive officers were granted options in our last fiscal year under the company’s Founders’ Stock Option Plan or Non-Employee Directors Stock Option Plan.

Option Exercises in Last Fiscal and Fiscal Year-End Option Values

Our named executive officers did not exercise any options during the last fiscal year and did not hold any unexercised options as of December 31, 2004.

Compensation Committee Interlocks and Insider Participation

The compensation arrangements for our chief executive officer and each of our other executive officers are established pursuant to the terms of the respective employment agreements between the company and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of our largest stockholder and each executive officer in connection with our acquisition from Verizon. While Mr. Evans was on our compensation committee until February 9, 2005, he did not participate in setting his own compensation.

Employment Agreements

In his senior management agreement, Mr. Evans agrees to serve as our chief executive officer until he resigns or until we terminate his employment. While employed by us, Mr. Evans receives an annual base salary of $425,000, subject to increase by our board of directors. For each fiscal year of employment, Mr. Evans is eligible for an annual bonus of up to 50% of his annual base salary and will be entitled to any other benefits approved by our board of directors. During Mr. Evans’ employment, Evans Motor Sports LLC, an entity owned by Mr. Evans, is entitled to use an aircraft leased by us. Mr. Evans or Evans Motor Sports LLC pays that percentage of the monthly lease and other fixed costs for such aircraft based on Mr. Evans’ actual use of the aircraft on behalf of or in furtherance of business for Evans Motor Sports LLC, and reimburses us for all operating costs of the aircraft in connection with such use. Mr. Evans or Evans Motor Sports LLC is required to make such payments on a quarterly basis within the thirty (30) days immediately following the end of such quarter.

Mr. Evans’ employment will continue until (i) he resigns without good reason, disability or death, (ii) our board of directors decides to terminate his employment with cause, (iii) our board of directors decides to terminate his employment without cause, or (iv) he terminates his employment for good reason. If his employment is terminated by us without cause or by Mr. Evans for good reason, then we will be obligated to pay Mr. Evans one-twelfth of his annual base salary per month for a six-month period commencing on the date of termination. Mr. Evans may then elect to receive these same severance payments for up to three additional six-month periods. However, any severance payments made to Mr. Evans will be reduced by the amount of any cash compensation he earns or receives with respect to any other employment during the period in which he is receiving severance.

In his senior management agreement, Mr. Evans agrees to limitations on his ability to disclose any of our confidential information, and acknowledges that all inventions relating to his employment belong to us. Mr. Evans also agrees not to compete with us anywhere in the world or to solicit our employees for either the period during which he receives severance, if he is terminated without cause or if he resigns for good reason, or for two years after his termination, if he resigns without good reason or if we terminate his employment for cause.

Other members of our senior management team also entered into senior management agreements pursuant to which they agreed to be employed by us under terms generally no less favorable to us than Mr. Evans’ terms.

Management Equity Arrangements

In connection with our initial public offering, Syniverse Holdings, LLC was dissolved following the distribution to its members of the outstanding class A cumulative redeemable preferred stock and common stock of Syniverse Holdings, Inc. Concurrent with our initial public offering, we amended and restated Mr. Evans’ senior management agreement, pursuant to which he acquired as part of the pro rata distribution of the outstanding capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC:

•	a strip of 1,913.163 shares of class A cumulative redeemable preferred stock and 272,511 shares of common stock, which are referred to as “Co-Invest Stock,” and

•	2,573,722 additional shares of common stock, which are referred to as “Carried Common,” which are subject to time vesting.

Other members of the senior management team, including Messrs. Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, also entered into amended and restated senior management agreements pursuant to which they acquired an aggregate of 2,375,739 shares of Carried Common. As a result of these agreements, as of immediately after our initial public offering, 7.8% of our common equity was held by, or reserved for issuance to, our senior management team. See “Certain Relationships and Related Party Transactions—Senior Management Agreements.”

Founders’ Stock Option Plan

We adopted the Syniverse Holdings, Inc. Founders’ Stock Option Plan (the “Founders’ Option Plan”) on May 16, 2002. Our non-employee directors, executives and other key employees are eligible for grants of stock options under the plan. The purpose of the stock option plan is to provide those persons who have a substantial responsibility for the management and growth of our company with additional incentives by allowing them to acquire an ownership interest in our company.

A total of 402,400 shares of our non-voting common stock, representing approximately 1.0% of our currently outstanding common stock on a fully-diluted basis, were reserved for issuance under the Founders’

Option Plan, subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, merger or similar change in the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares.

The compensation committee of our board of directors administers the Founders’ Option Plan. Grants will be awarded under the Founders’ Option Plan entirely at the discretion of the compensation committee. As a result, we are unable to determine at this time the recipients, amounts and values of future benefits to be received under the Founders’ Option Plan. As of December 31, 2004, there were options to purchase 245,891 shares of our non-voting common stock granted and outstanding under this plan and 156,509 shares remained available for future grants under the plan. None of our named executive officers have been granted options under the Founders’ Option Plan.

The Founders’ Option Plan was amended and restated in February 2005 connection with our public offering to reflect the reclassification of the outstanding shares of our non-voting class B common stock into shares of our voting common stock and the effectiveness of a 1-for-2.485 reverse stock split of our common stock.

Eligibility

Non-employee directors, executives and key employees of our company who do not have an equity interest in Syniverse Holdings, LLC are eligible to receive grants under the Founders’ Option Plan. However, only employees may receive grants of incentive stock options. In each case, the compensation committee will select the actual grantees.

Stock Options

Under the Founders’ Option Plan, stock options granted are presumed to be nonqualified stock options and are not intended to be incentive stock options within the meaning of Section 422A of the Internal Revenue Code unless clearly indicated by the compensation committee in the underlying stock option agreement, in which case such stock options will be consistent with and contain all provisions required under Section 422 of the Internal Revenue Code.

The compensation committee will determine the exercise price of any stock option at its discretion subject to prohibition by applicable securities laws. The exercise price of any stock option may be paid in any of the following ways:

•	in cash;

•	in the case of persons other than executive officers, by delivery of a promissory note, in the discretion of the compensation committee;

•	by delivery of outstanding shares of common stock that have been owned by the grantee for a minimum of six months and one day with a fair market value on the date of exercise equal to the exercise price payable with respect to the stock options’ exercise;

•	through a “same day sale” commitment from a grantee and a broker-dealer that is a member of the National Association of Securities Dealers, Inc. (a “NASD Dealer”) reasonably acceptable to the compensation committee, in which the grantee irrevocably elects to exercise the stock option and sell a portion of the common stock so purchased to pay for the exercise price and in which the NASD Dealer irrevocably commits upon receipt of such common stock to forward the exercise price directly to the company;

•	through a “margin” commitment from a grantee and a NASD Dealer in which the grantee irrevocably elects to exercise the stock option and to pledge the common stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and in which the NASD Dealer irrevocably commits upon receipt of the common stock to forward the exercise price to the company; or

•	any combination of the foregoing.

The compensation committee will determine the term of each stock option in its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive stock option granted to a person who owns stock constituting more than 10% of the voting power of all classes of stock of the company, five years from the date of grant. In addition, all stock options awarded under the Founders’ Option Plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a non-employee director, executive or employee of, or to otherwise perform services for us.

There are, however, exceptions for stock options vested and exercisable on the date of termination depending upon the circumstances of cessation. In the case of a grantee’s death or disability, such stock options will expire 180 days after the date of the grantee’s death or long-term disability. In the event of retirement approved by our board of directors, the grantee’s stock options will expire 90 days after the date of the grantee’s retirement. In addition, if a grantee is discharged other than for good cause, the grantee’s stock options will expire 90 days after the date of the grantee’s discharge.

Vesting, Withholding Taxes and Transferability of Stock Options

The terms and conditions of each award made under the Founders’ Option Plan, including vesting requirements, will be set forth, consistent with the plan, in a written agreement with the grantee.

The grantees under the Founders’ Option Plan are liable for any withholding taxes required to be withheld upon exercise of the grantee’s stock options. We are entitled under the Founders’ Option Plan to withhold from any grantee the amount of any withholding or other tax due from us with respect to any common stock issuable under the stock options, and we may defer the exercise of the stock options or the issuance of the common stock following exercise unless indemnified to its satisfaction.

No award made under the Founders’ Option Plan will be transferable other than by will or the laws of descent and distribution, and each award may be exercised only by the grantee or his or her legal guardian or legal representative.

Amendment, Suspension and Termination of Founders’ Option Plan

Our board of directors or the compensation committee may suspend or terminate the Founders’ Option Plan or any portion of the plan at any time and may amend it from time to time in such respects as the board of directors or the compensation committee may deem advisable, except that no amendment will become effective without prior approval of our stockholders if such approval is necessary for continued compliance with laws, agreements, or stock exchange listing requirements. Furthermore, any termination may not impair the rights of participants under outstanding stock options without the affected participant’s consent. No stock options will be granted under the Founders’ Option Plan after five years from the date the stock option plan is adopted or the date the stock option plan is approved by our stockholders, whichever is earlier.

Non-Employee Directors Stock Option Plan

Our board of directors adopted the Syniverse Holdings, Inc. Non-Employee Directors Stock Option Plan (the “Non-Employee Directors Plan”) on August 2, 2002. The purpose of the Non-Employee Directors Plan is to provide inducement to obtain and retain the services of qualified persons as members of the company’s board of directors and to align more closely the interests of such persons with the interests of our stockholders.

A total of 120,720 shares of our non-voting common stock, representing approximately 0.3% of our currently outstanding common stock on a fully-diluted basis, were reserved for issuance under the Non-Employee Directors Plan, subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, combination or other reclassification in the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares. As of December 31, 2004, options to purchase 60,360 shares were issued and outstanding under this plan and 60,360 shares remain available for future grants under the plan.

Our compensation committee administers the Non-Employee Directors Plan. Each eligible participant under the Non-Employee Directors Plan has been granted options to purchase 20,120 shares of common stock of the company, on the later to occur of (i) the election of such participant as a director of the company or (ii) the establishment of the Non-Employee Directors Plan.

We amended and restated the Non-Employee Directors Plan in February 2005 connection with our public offering to reflect (i) the reclassification of the outstanding shares of our non-voting class B common stock into shares of our voting common stock, (ii) the effectiveness of a 1-for-2.485 reverse stock split of our common stock, (iii) the increase in the number of shares reserved for issuance under the Non-Employee Directors Plan to a total of 160,360 shares of our common stock reserved for issuance and to fix the number of shares to be granted to new non-employee directors who do not otherwise have an equity interest in our company at 20,000 shares. In addition, the amended and restated plan provided an additional one-time option grant to each of our existing non-employee and non-equity investor directors as of immediately prior to our initial public offering, entitling the holder to purchase 10,000 shares of our common stock at the offering price. These options will vest in equal annual amounts over a period of five years.

Eligibility

Non-employee directors of our company who do not have an equity interest in Syniverse Holdings, LLC will be eligible to receive grants under the Non-Employee Directors Plan.

Stock Options

Stock options granted under the Non-Employee Directors Plan will be nonqualified stock options.

The exercise price per share of common stock will be 100% of the fair market value of a share of our common stock on the date of grant, taking into account for so long as our shares are not listed on the NYSE or other domestic stock exchange all relevant factors determinative of value as solely determined by the compensation committee and subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, combination or other reclassification affecting the shares of our common stock.

Any option granted under the Non-Employee Directors Plan will be exercisable only during the grantee’s term as a director of the company, except that an option may be exercisable by a holder for a period of 180 days after such grantee fails to be re-elected as a director of the company, and an option may be exercisable for up to one year after the death of a grantee while a director of the company, except that such option will be exercisable only to the extent that the grantee was entitled to exercise on the date of such grantee’s death or failure to be re-elected and only to the extent that the option would not have expired had the grantee continued to be a director of our company.

In the event of a change in control of the company, other than as a result of an initial public offering, the options granted under the Non-Employee Directors Plan will immediately vest and become exercisable and such options will terminate if not exercised as of the date of the change in control or other prescribed period of time. Further, in the event of the liquidation or dissolution of the company, the options will terminate immediately prior to the liquidation or dissolution.

Subject to prohibition by applicable securities laws, the exercise price of any stock option may be paid in any of the following ways:

•	in cash;

•	by delivery of outstanding shares of common stock that have been owned by the grantee for a minimum of six months and one day with a fair market value on the date of exercise equal to the exercise price payable with respect to the stock option’s exercise;

•	if there is a public market for the common stock, through a “same day sale” commitment from a grantee and an NASD reasonably acceptable to the designated committee, in which the grantee irrevocably elects to exercise the stock option and sell a portion of the common stock so purchased to pay for the exercise price and in which the NASD Dealer irrevocably commits upon receipt of such common stock to forward the exercise price directly to the company;

•	if there is a public market for the common stock, through a “margin” commitment from a grantee and a NASD Dealer in which the grantee irrevocably elects to exercise the stock option and to pledge the common stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and in which the NASD Dealer irrevocably commits upon receipt of the common stock to forward the exercise price to the company; or

•	any combination of the foregoing, except that the designated committee may require that the exercise price be paid in cash.

The compensation committee will determine the term of each stock option in its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive stock option granted to a person owning more than 10% of the voting power of all classes of stock of the company, five years from the date of grant. The compensation committee will determine the date or the conditions on which each option will become exercisable and may provide that an option will become exercisable in installments. The shares of common stock constituting each installment may be purchased in whole or in part at any time after such installment becomes exercisable, subject to such minimum exercise requirements as may be imposed by the compensation committee. Unless otherwise provided under the Non-Employee Directors Plan or in the terms of the underlying stock option grant, a grantee may exercise an option only if such grantee has been a director of the company continuously since the date the option was granted.

Withholding Taxes and Transferability of Stock Options

We are entitled under the Non-Employee Directors Plan to withhold from any grantee the amount of any withholding or other tax due from us with respect to any shares of common stock issuable under the stock options, and we may defer the exercise of the stock options or the issuance of the common stock following exercise unless indemnified to our satisfaction.

No award made under the Non-Employee Directors Plan will be transferable other than by will or the laws of descent and distribution, and each award may be exercised only by the grantee or such grantee’s legal guardian or legal representative. In the event of the death of the grantee, exercise of stock options granted under the Non- Employee Directors Plan will be made only (i) by the executor or administrator of the estate of the deceased grantee or persons to whom the deceased grantee’s rights under the stock option pass by will or by the laws of descent and distribution, and (ii) to the extent that the deceased grantee was entitled to so exercise at the date of his death, unless otherwise provided by the compensation committee in such grantee’s underlying option agreement. In connection with the transfer of an option, the grantee will remain liable for any withholding taxes required to be withheld upon exercise of the option by the transferee.

Amendment, Suspension and Termination of Non-Employee Directors Plan and Outstanding Options

Our board of directors or the compensation committee may suspend or terminate the Non-Employee Directors Plan or any portion of the plan at any time and may amend it from time to time in such respects as the board of directors or the compensation committee may deem advisable, except that no amendment will become effective without the prior approval of our stockholders if such approval is necessary for continued compliance with laws, agreements or stock exchange listing requirements. Furthermore, any termination may not impair the rights of participants under outstanding stock options without the affected grantee’s consent. No stock options will be granted under the Non-Employee Directors Plan after five years from the date the stock option plan is adopted or the date the stock option plan is approved by our stockholders, whichever is earlier.

The compensation committee may amend or modify any option granted under the Non-Employee Directors Plan in any manner to the extent that the committee would have had authority initially to grant such option except that no such amendment or modification will impair the rights of any grantee without the consent of such adversely affected grantee. With the grantee’s consent, the compensation committee may cancel any option and issue a new option to such grantee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2005 by:

•	each stockholder who is known to own beneficially more than 5% of our common stock;

•	each director;

•	each of the Named Executive Officers; and

•	all directors and executive officers as a group.

The percentage ownership is based on 67,667,226 shares of common stock outstanding at March 28, 2005. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of March 28, 2005 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal and Selling Stockholders
GTCR Fund VII L.P.(1)(2)	39,394,955	58.2%
GTCR Fund VII/A, L.P.(1)(2)	39,394,955	58.2%
GTCR Co-Invest L.P.(1)(2)	39,394,955	58.2%
GTCR Capital Partners, L.P.(1)(2)	39,394,955	58.2%
Snowlake Investment Pte. Ltd.(3)	5,211,618	7.7%

Directors and Executive Officers
G. Edward Evans	2,927,792	4.3%
David A. Donnini(1)(2)	39,394,955	58.2%
Collin E.Roche(1)(2)	39,394,955	58.2%
John C. Hofmann(1)(2)	39,394,955	58.2%
Raymond L. Lawless	396,173	*
F. Terry Kremian	396,173	*
Paul A. Wilcock	257,512	*
Eugene Bergen Henegouwen	118,851	*
Odie C. Donald(4)	11,066	*
Tony G. Holcombe(5)	8,048	*
Robert J. Marino(6)	5,030	*
James B. Lipham(7)	—	*
Jack Pearlstein(8)	—	*

All directors and executive officers as a group (20 persons)	44,723,922	66.1%

*	Less than 1%

(1)	The address of each of GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P. and Messrs. Donnini, Roche and Hofmann is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, Illinois 60606.
(2)	Includes 25,608,766 shares of common stock held by GTCR Fund VII, L.P., 12,786,903 shares of common stock held by GTCR Fund VII/A, L.P., 351,514 shares of common stock held by GTCR Co-Invest, L.P. and 647,772 shares of common stock held by GTCR Capital Partners, L.P. The foregoing amounts include 5,806,813 shares of common stock to be issued to GTCR Fund VII, L.P., 2,903,397 shares of common stock to be issued to GTCR Fund VII/A, L.P., 79,742 shares of common stock to be issued to GTCR Co-Invest, L.P. and 147,083 shares of common stock to be issued to GTCR Capital Partners, L.P. upon conversion of our preferred stock (referred to in these notes as the conversion). The actual number of shares of common stock to be issued as a result of this conversion is subject to change based on the actual initial offering price. Messrs. Donnini and Roche are principals and Mr. Hofmann is a vice president of GTCR Golder Rauner, L.L.C., which is the general partner of the general partner of GTCR Fund VII, L.P. and GTCR Fund VII/A, L.P. and which is the general partner of GTCR Co-Invest, L.P. Messrs. Donnini, Roche and Hofmann each disclaim the beneficial ownership of these shares.
(3)	The address of Snowlake Investment Pte Ltd is c/o GIC Special Investment Pte Ltd, 255 Shoreline Drive, Suite 600, Redwood City, California 94065. The Government of Singapore Investment Corporation Pte Ltd has voting and investment control over these shares.
(4)	Includes 11,066 shares subject to options held by Odie C.Donald that are exercisable within 60 days of March 28, 2005.
(5)	Includes 8,048 shares subject to options held by Tony G. Holcombe that are exercisable within 60 days of March 28, 2005.
(6)	Includes 5,030 shares subject to options held by Robert J. Marino that are exercisable within 60 days of March 28, 2005.
(7)	James B. Lipham joined the board on February 9, 2005.
(8)	Jack Pearlstein joined the board on February 9, 2005.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity plans approved by security holders	306,251	$12.43	216,869
Equity compensation plan not approved by security holders	—	—	—

Total	306,251	$12.43	216,869

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Repurchase of Preferred Stock

On February 15, 2005, we used approximately $176.5 million of the net proceeds from our initial public offering to repurchase approximately 124,876 shares of our outstanding class A cumulative redeemable convertible preferred stock. The per share purchase price for each share of class A cumulative redeemable convertible preferred stock repurchased by us was equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends through the repurchase date. All of the shares of the class A cumulative redeemable convertible preferred stock repurchased by us were initially sold to the holders thereof at a price of $1,000 per share.

All of our outstanding shares of class A cumulative redeemable convertible preferred stock not repurchased were converted into shares of common stock on March 28, 2005. Each share of class A cumulative redeemable convertible preferred stock not repurchased was converted into that number of shares of our new common stock determined by dividing its liquidation value of $1,000 per share plus all accumulated and unpaid dividends through February 15, 2005 by the initial public offering price of our common stock.

Following the repurchase of our outstanding class A cumulative redeemable convertible preferred stock described above and pursuant to the terms of the Dissolution Agreement and LLC Agreement described below, approximately $176.4 million of the net proceeds from our initial public offering were ultimately received by certain of our directors, executive officers and securityholders who beneficially own more than five percent of any class of our voting securities:

Name	Distribution Amount
(in millions)
GTCR Fund VII, L.P.	$100.4
GTCR Fund VII/A, L.P.	50.2
GTCR Co-Invest, L.P.	1.4
GTCR Capital Partners, L.P.	2.5
Snowlake Investment Pte Ltd	20.5
G. Edward Evans	1.4

Dissolution Agreement

We have entered into an amendment to the limited liability company agreement and a dissolution agreement with Syniverse Holdings, LLC and certain of its members relating to the distribution of Syniverse Holdings, LLC’s shares of our common stock to its members.

Pursuant to the distribution priority provided for in the limited liability company agreement and the amendment to the limited liability company agreement and dissolution agreement, as of December 31, 2004, the equity allocation between the funds affiliated with GTCR on the one hand and the executive officers on the other hand was 78.7% and 10.6%.

Registration Agreement

Under the registration agreement entered into in connection with our acquisition from Verizon, the holders of a majority of the GTCR investors’ registrable securities have the right at any time, subject to certain conditions, to require Syniverse Holdings, Inc., to register any or all of their securities under the Securities Act on Form S-1, which we refer to as a “long-form registration” at Syniverse Holdings, Inc.’s expense or on Form S-2 or Form S-3, which we refer to as a “short-form registration” at Syniverse Holdings, Inc.’s expense. Syniverse Holdings, Inc. is not required, however, to effect any such long-form registration within 90 days after the effective date of a previous long-form registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at Syniverse Holdings, Inc.’s expense whenever Syniverse Holdings, Inc. proposes to register any offering of its equity securities, other than pursuant to an initial public offering of Syniverse Holdings, Inc.’s equity securities or a registration on Form S-4 or Form S-8.

Stock Purchase Agreement

We are parties to a stock purchase agreement with Syniverse Holdings, LLC. In connection with our initial public offering and the dissolution of Syniverse Holdings, LLC, we amended the stock purchase agreement to provide that the rights of Syniverse Holdings, LLC under the stock purchase agreement will survive to the benefit of funds affiliated with GTCR.

Pursuant to the amended stock purchase agreement, the GTCR-affiliated funds are permitted to designate a representative to our compensation and nominating and corporate governance committees so long as the funds affiliated with GTCR own at least 37.5% of the common stock that they will owned immediately following our initial public offering and there is no prohibition against a GTCR designee serving on such committees under applicable law or under the rules of the New York Stock Exchange. The amended stock purchase agreement also requires us to obtain the consent of the GTCR-affiliated funds before issuing stock-based compensation to any of the executive officers with senior management agreements described below. The funds’ rights under this provision will terminate when they cease to own at least 50% of the common stock they owned immediately following our initial public offering.

The amended stock purchase agreement also obligates us to deliver to the GTCR-affiliated funds financial statements, reports by accountants and an annual budget according to a specified schedule. The GTCR-affiliated funds may also inspect our properties, financial and corporate records as well as question our directors, officers, key employees and independent accountants regarding our finances and affairs. In each, case the GTCR-affiliated funds may suspend or terminate such obligations at their election from time to time by written notice.

Senior Management Agreements

Provisions Regarding Stock

Mr. Evans

In connection with our initial public offering, Syniverse Holdings, LLC was dissolved following the distribution to its members of the outstanding class A cumulative redeemable preferred stock and common stock of Syniverse Holdings, Inc. Concurrent with our initial public offering, we amended and restated Mr. Evans’ senior management agreement, pursuant to which he acquired as part of the pro rata distribution of the outstanding capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC:

•	a strip of 1,913,163 shares of class A cumulative redeemable preferred stock and 272,511 shares of common stock, which are referred to as “Co-Invest Stock,” and

•	2,573,722 additional shares of common stock which are referred to as “Carried Common,” which are subject to time vesting.

The shares of Co-Invest Stock were fully vested when acquired but 514,745 of the shares of Carried Common are subject to quarterly vesting and will become fully vested on February 14, 2006.

Under the terms of the amended and restated senior management agreement, we may be required to purchase a portion of Mr. Evans’ unvested common stock in the event of his termination of employment due to death or disability. In addition, we will have the right to purchase all or a portion of Mr. Evans’ unvested common stock if his employment is terminated. In addition, if any repurchase would result in a violation of law applicable to us or our subsidiaries or a default under our financing arrangements, Syniverse Holdings, Inc. may defer such purchase until it is permitted, with the deferred purchase price accruing interest at the rate of 10% per annum, compounded quarterly.

The purchase price for securities purchased pursuant to the put option described above will be the original cost of such securities. The purchase price for securities purchased pursuant to the call option will be the original cost of such securities.

The senior management agreement also prohibits Mr. Evans from transferring any of his shares of Carried Common, subject to certain exceptions. This transfer restriction terminates with respect to particular securities upon such securities being transferred in a public sale and terminates with respect to all securities upon the sale of Syniverse Holdings, Inc.

Others

Other members of our senior management team, including Messrs. Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, also entered into amended and restated senior management agreements on February 9, 2005 pursuant to which they acquired an aggregate of 2,375,738 shares of Carried Common in return for their common units of Syniverse Holdings, LLC under terms generally no less favorable to the company than Mr. Evans’ terms. Their senior management agreements were amended and restated to add us as a party and to provide substantially the same rights, restrictions and vesting schedule as will apply to the shares of our common stock that they will receive under the amended agreements as apply to the Syniverse Holdings, LLC units that they surrendered upon the dissolution of Syniverse Holdings, LLC.

Employment Provisions

Mr. Evans

Our senior management agreement with Mr. Evans also contains provisions relating to employment. See “Management—Employment Agreements.”

Others

Other members of our senior management team, including Messrs. Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, also entered into senior management agreements pursuant to which they agreed to be employed by us under terms generally no less favorable to us than Mr. Evans’ terms.

Professional Services Agreement

Pursuant to the professional services agreement entered into in connection with our acquisition from Verizon, we agreed to pay GTCR an annual management fee of $0.5 million for its ongoing services as our financial and management consultant as well as a placement fee for any equity or debt financing of Syniverse Holdings, LLC or the company equal to 1.0% of the gross amount of such financing. We incurred $0.4 million, $0.5 million and $0.5 million of management fees in the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively. In conjunction with our acquisition of IOS North America, which was financed in part by increased borrowings under our previous senior credit facility, we paid to GTCR a placement fee of $0.4 million. In connection with our initial public offering, the professional services agreement was terminated.

Equity Sponsor’s Investment in TNS, Inc.

Certain investment funds affiliated with GTCR are collectively the controlling equityholder of TNS, Inc. We have done business with TNS in the past, and expect to continue to do business with TNS in the future. Collin Roche, who serves as one of our directors, also serves on the board of directors of TNS. For the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, we recognized revenues from TNS of approximately $1.6 million, $2.3 million and $1.5 million, respectively. For the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, we recognized expenses from TNS of approximately $0.7 million, $0.5 million, and $0.2 million respectively.

Merger with Brience, Inc.

Effective July 23, 2003, pursuant to an agreement and plan of merger dated as of July 15, 2003, among Syniverse Networks, Inc., Syniverse Brience, LLC (“Syniverse Brience”), Brience, Inc. (“Brience”) and certain holders (the “seller parties”) of series C preferred stock, par value $.01 per share, of Brience, Brience was merged with and into Syniverse Brience with Syniverse Brience continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks, Inc. Historically, Brience developed and sold information access and integration software products to large enterprises. At the time of the merger, however, Brience’s business was limited to selling and servicing its Mobile Processing Server product, an integrated software design and development environment for building mobile solutions that provides a compelling user experience across multiple device form factors ranging from cell phones to PDAs.

As a result of the merger, each share of series C preferred stock of Brience outstanding as of the effective time of the merger was converted into a right to receive a pro rata share of 1.67 shares of class B common stock, par value $.01 per share, of Syniverse Networks, Inc. under the terms and subject to the conditions set forth in the merger agreement. All other outstanding classes of stock of Brience were canceled and retired with no right to payment under the terms of the merger agreement. Concurrent with the merger, the seller parties other than GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. entered into an exchange agreement, dated as of July 23, 2003, with Syniverse Holdings, LLC pursuant to which such seller parties (the “exchange parties”) exchanged all of the merger consideration received by the exchanging parties in the merger in exchange for a pro rata portion of 19,775.01 common units of Syniverse Holdings, LLC. Also concurrent with the merger, GTCR Fund VII, L.P. and GTCR Co-Invest L.P. (the “investors”) entered into a contribution agreement, dated as of July 23, 2003, with Syniverse Holdings, LLC pursuant to which the investors agreed to contribute to Syniverse Holdings, LLC all of the merger consideration received by the investors in the merger in exchange for a pro rata portion of 80,224.99 common units of Syniverse Holdings, LLC.

The consideration paid to holders of series C preferred stock was determined through arms-length negotiations between (i) the board of managers and officers of Syniverse Holdings, LLC and the boards of directors and officers of Syniverse Networks, Inc. and us and (ii) the board of directors and officers of Brience, which included representatives of the exchanging parties. Messrs. Donnini and Roche recused themselves from all discussions by the board of managers of Syniverse Holdings, LLC and the boards of directors of Syniverse Networks, Inc. and us with respect to the merger. The merger agreement was approved and adopted by the stockholders of Brience pursuant to written consents, which included a majority of the minority owners of Brience.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit and other services rendered by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2003	Year Ended December 31, 2004
Audit fees(1)	$726,987	$1,555,138
Audit-related fees(2)	77,126	473,816
Tax fees	—	—
All other	—	—

Total fees	$804,113	$2,028,954

(1)	Audit fees include fees for our fiscal year-end audit, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with regulatory filings for those fiscal years. The 2004 amount includes additional costs related to our initial public offering including the audit of our September 30, 2004 financial statements.
(2)	Audit-related fees include fees for due diligence in connection with proposed acquisitions.

Our Board of Directors pre-approved all of the services provided by Ernst & Young LLP.

Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Alternatively, the Audit Committee may adopt pre-approval policies and procedures detailed as to particular services and delegate pre-approval authority to a member of the Audit Committee. The decision of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval. During fiscal year 2004, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or note thereto.

(b) The following reports on Form 8-K were filed during the fourth quarter of 2004:

•	Syniverse Holdings, LLC and Syniverse Technologies, Inc. filed a Current Report on Form 8-K on October 4, 2004, under “Item 1.01. Entry into Material Definitive Agreement” and “Item 2.01. Completion of Acquisition or Disposition of Assets” reporting the entering into of the third amendment to the registrants’ previous senior credit facility and the completion of the acquisition of EDS Interoperator Services North America.

•	Syniverse Technologies, Inc. filed a Current Report on Form 8-K on November 9, 2004, under “Item 2.02. Results of Operations and Financial Condition” reporting on Syniverse Technologies, Inc.’s results for the third quarter of 2004.

•	Syniverse Holdings, LLC and Syniverse Technologies, Inc. filed a Current Report on Form 8-K/A on November 16, 2004, under “Item 2.01. Completion of Acquisition or Disposition of Assets” reporting on the historical and pro forma financial statements of EDS Interoperator Services North America, which were not included in the Form 8-K filed on October 4, 2004.

•	Syniverse Holdings, LLC and Syniverse Technologies, Inc. filed a Current Report on Form 8-K on November 16, 2004, under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” reporting on (i) the entering into of an amendment to the registrants’ previously existing securityholders agreement and certain contribution agreements reflecting the contribution of the outstanding common stock of Syniverse Networks, Inc. to Syniverse Technologies, Inc., (ii) the increase in the size of the board of directors of Syniverse Holdings, Inc. to nine and the appointment of John C. Hofmann to fill the newly created vacancy and (iii) the designation and appointment of G. Edward Evans as Chairman of the Board of Directors of Syniverse Holdings, Inc.

•	Syniverse Holdings, LLC and Syniverse Technologies, Inc. filed a Current Report on Form 8-K on November 23, 2004, under “Item 1.01. Entry into Material Definitive Agreement” reporting the entering into the second supplement to the indenture governing Syniverse Technologies, Inc.’s 12 3/4% senior subordinated notes due 2009.

(c) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit No.	Description

*1.1	Underwriting Agreement dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., the several underwriters named therein and certain stockholders of Syniverse Holdings, Inc.

2.1	Stock Purchase Agreement, dated December 7, 2001, by and between Syniverse Holdings, Inc. and Verizon Information Services Inc. (1)

2.2	Amended and Restated Agreement of Merger, dated December 7, 2001, as amended and restated as of January 14, 2002, by and among Syniverse Holdings, Inc., TSI Merger Sub, Inc., Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

2.3	Asset Transfer Agreement, dated February 14, 2002, between Syniverse Technologies Inc. and Syniverse Networks, Inc. (1)

2.4	Asset Purchase Agreement, dated as of August 25, 2004, among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services, LLC. (2)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.4	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee. (1)

10.5	Second Supplement to Indenture dated as of November 19, 2004, among Syniverse Technologies, Inc., the other Guarantors, and The Bank of New York, as Trustee. (10)

10.6	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

Exhibit No.	Description

10.7	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.8	Form of Rule 144A Global Note. (1)

10.9	Form of Regulation S Global Note. (1)

10.10	Form of Exchange Note. (1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.12	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman. (1)

10.13	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.14	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.15	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.16	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†*10.17	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan.

†*10.18	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan.

†*10.19	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan

10.20	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.21	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.22	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.23	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.24	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.25	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.26	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

Exhibit No.	Description

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(12)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

†10.30	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.31	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.32	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.33	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.34	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.35	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.36	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.37	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.38	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

*10.39	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (5)

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

Exhibit No.	Description

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004 (File No. 333-88168).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1)
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005 (File No. 333-88168-1).
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005 (File No. 001-32432).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004 (File No. 333-88168-1).
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1).
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004 (File No. 333-88168-1).
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004 (File No. 333-88168-1).
(12)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005 (File No. 001-32432).
*	Filed herewith.
†	Compensatory plan or agreement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

Consolidated Financial Statements

Report of Independent Registered Certified Public Accountants	74

Consolidated Balance Sheets as of December 31, 2003 and 2004	75

Consolidated Statements of Operations for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004	76

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004	77

Consolidated Statements of Cash Flows for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004	78

Notes to Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. and predecessor as of December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/    ERNST & YOUNG LLP

Tampa, Florida

March 18, 2005

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash	$8,299	$17,919
Accounts receivable, net of allowances of $2,535 and $1,142, respectively	61,611	79,450
Deferred tax assets, net	369	86
Prepaid and other current assets	6,284	4,789

Total current assets	76,563	102,244

Property and equipment, net	33,548	35,703
Capitalized software, net	67,653	54,663
Deferred costs, net	14,584	12,889
Goodwill	331,263	362,600
Identifiable intangibles, net:
Customer contract, net	9,705	5,228
Trademark	685	—
Customer base, net	196,270	203,866

Total assets	$730,271	$777,193

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$4,072	$7,680
Accrued payroll and related benefits	8,881	15,453
Accrued interest	14,136	14,025
Other accrued liabilities	17,419	22,946
Current portion of Term Note B, net of discount	33,589	2,400

Total current liabilities	78,097	62,504

Long-term liabilities:
Deferred tax liabilities	19,700	27,979
Senior Subordinated Notes, net of discount	241,037	241,817
Term Note B, net of discount	174,749	213,231
Other long-term liabilities	2,955	2,908

Total long-term liabilities	438,441	485,935
Commitments and contingencies

Class A cumulative redeemable preferred stock, par value $0.01; 300,000 shares authorized, 240,479.70 issued and outstanding at December 31, 2003 and 2004, including accrued and unpaid dividends of $63,570 and $95,134 at December 31, 2003 and 2004, respectively (Redemption value of $304,050 and $335,614 at December 31, 2003 and 2004, respectively)	304,050	335,614

Stockholder’s equity (deficit):
Class A common stock, $0.001 par value; 100,300,000 shares authorized; 39,837,630 shares issued and outstanding at December 31, 2003 and 2004	40	40
Class B common stock, $0.001 par value; 1,300,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	68,585	37,021
Accumulated deficit	(159,368)	(144,305)
Accumulated other comprehensive income	426	384

Total stockholder’s equity (deficit)	(90,317)	(106,860)

Total liabilities and stockholder’s equity	$730,271	$777,193

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Revenues (including $15,838, $1,617, $2,313 and $1,462 from affiliates, respectively)	$39,996	$296,044	$271,408	$332,403

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below and including $4,419, $687, $457 and $195 from affiliates, respectively)	20,655	130,364	109,744	138,484
Sales and marketing	2,614	22,706	18,631	20,244
General and administrative (including $443 $417, $500 and $500 from affiliates, respectively)	3,001	42,630	39,881	41,939
Provision for (recovery of) uncollectible accounts	1,340	(693)	466	(165)
Depreciation and amortization	1,464	33,285	37,319	41,972
Restructuring	—	2,845	2,164	289
Impairment losses on intangible assets	—	—	53,712	14,056

	29,074	231,137	261,917	256,819

Operating income	10,922	64,907	9,491	75,584
Other income (expense), net:
Interest income (including $221, $0 $0 and $0 from affiliates, respectively)	432	965	768	1,148
Interest expense	—	(54,105)	(58,128)	(52,928)
Other, net	(19)	(275)	—	(12)

	413	(53,415)	(57,360)	(51,792)

Income (loss) from continuing operations before provision for income taxes	11,335	11,492	(47,869)	23,792
Provision for income taxes	4,418	9,320	10,057	8,729

Income (loss) from continuing operations	6,917	2,172	(57,926)	15,063
Discontinued operations:
Loss from discontinued operations (including loss on disposal of $312, net of income taxes of $0)	—	(1,541)	—	—

Net income (loss)	6,917	631	(57,926)	15,063
Preferred stock dividends	—	(33,340)	(30,230)	(31,564)

Net income (loss) attributable to common stockholder	$6,917	$(32,709)	$(88,156)	$(16,501)

Basic and diluted earnings per share:
Discontinued operations		$(0.04)	$—	$—
Continuing operations		(0.78)	(2.21)	(0.41)

Basic and diluted net loss per common share		$(0.82)	$(2.21)	$(0.41)

Basic and diluted weighted average common shares outstanding		39,838	39,838	39,838

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(DOLLARS IN THOUSANDS)

	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Notes Receivable from Brience Stockholders	Accumulated Other Comprehensive Income (Loss)	Total
PREDECESSOR
Balance at December 31, 2001	$—	$—	$1	$100,903	$52,546	$—	$(346)	$153,104
Net income	—	—	—	—	6,917		—	6,917
Dividends declared	—	—	—	—	(26,514)		—	(26,514)
Tax benefit from exercise of stock options	—	—	—	3	—	—	—	3

Balance at February 13, 2002	$—	$—	$1	$100,906	$32,949	$—	$(346)	$133,510

SUCCESSOR
Balance at February 14, 2002	$40	$—	$—	$53,601	$(102,073)	$(312)	$—	(48,744)
Net income					631			631
Accrued dividends on class A preferred stock	—	—	—	(33,340)	—	—	—	(33,340)

Balance, December 31, 2002	40	—	—	20,261	(101,442)	(312)	—	(81,453)
Net loss	—	—	—	—	(57,926)	—	—	(57,926)
Other comprehensive income—unrealized gain on investments	—	—	—	—	—	—	426	426

Comprehensive income	—	—	—	—	—	—	—	(57,500)
Accrued dividends on class A preferred stock	—	—	—	(30,230)	—	—	—	(30,230)
Acquisition of Brience, Inc. in common control merger	—	—	—	78,554	—	—	—	78,554
Cancellation of notes receivable from Brience, Inc. stockholders	—	—	—	—	—	312	—	312

Balance, December 31, 2003	$40	$—	$—	$68,585	$(159,368)	$—	$426	$(90,317)
Net income	—	—	—	—	15,063	—	—	15,063
Other comprehensive income—unrealized loss on investments	—	—	—	—	—	—	(42)	(42)

Comprehensive income	—	—	—	—	—	—	—	15,021
Accrued dividends on class A preferred stock	—	—	—	(31,564)	—	—	—	(31,564)

Balance, December 31, 2004	$40	$—	$—	$37,021	$(144,305)	$—	$384	$(106,860)

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities
Net income (loss)	$6,917	$631	$(57,926)	$15,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	1,464	41,962	49,265	51,044
Provision for (recovery of) uncollectible accounts	1,340	(693)	466	(165)
Deferred income tax expense	(586)	8,873	10,458	8,562
Pension and other employee retirement benefits	546	—	—	—
Gain on lease termination	—	—	(1,250)	—
Loss on disposition of property	—	1,472	327	147
Impairment losses on intangible assets	—	—	53,712	14,056
Changes in operating assets and liabilities:
Accounts receivable	14,682	7,475	(6,644)	(15,617)
Other current assets	(1,641)	(1,814)	1	1,424
Accounts payable	2,732	(4,359)	(1,818)	8,356
Other current liabilities	(24,269)	6,602	(254)	4,873
Other assets and liabilities	—	(393)	2,085	(2,047)

Net cash provided by operating activities	1,185	59,756	48,422	85,696

Cash flows from investing activities
Capital expenditures	(606)	(12,278)	(18,280)	(22,184)
Acquisition of Softwright Holdings Limited net of cash acquired	—	—	(603)	—
Acquisition of IOS North America	—	—	—	(56,479)
Decrease in note receivable—affiliate	35,387	—	—	—

Net cash provided by (used in) investing activities	34,781	(12,278)	(18,883)	(78,663)

Cash flows from financing activities
Dividends paid	(11,250)	—	—	—
Debt issuance costs paid	—	—	(1,683)	(1,102)
Excess cash received at purchase date	—	1,884	—	—
Retirement of short-term debt	—	(30,430)	—	—
Principal payments on Term Note B	—	(15,641)	(62,059)	(40,701)
Borrowings under Term Note B	—	—	—	44,500
Notes receivable from stockholders of Brience, Inc.	—	—	312	—

Net cash provided by (used in) financing activities	(11,250)	(44,187)	(63,430)	2,697

Effect of exchange rate changes on cash	—	—	—	(110)

Net increase (decrease) in cash	24,716	3,291	(33,891)	9,620
Cash at beginning of period	284	38,899	42,190	8,299

Cash at end of period	$25,000	$42,190	$8,299	$17,919

Supplemental cash flow information
Interest paid	$—	$30,187	$46,152	$44,296
Income taxes paid	22,554	1,605	—	81

Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	$15,264	$—	$—	$—
Reduction of goodwill and restructuring reserve accrual	—	666	284	—

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.	Description of Business and History

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our solutions simplify technology complexities by integrating disparate carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. Many carriers depend on our integrated suite of services to solve their most complex technology challenges and to facilitate the rapid deployment of next generation wireless services. We provide our services to over 300 telecommunication carriers in approximately 40 countries, including the ten largest U.S. carriers and six of the ten largest international wireless carriers. We deliver most of our services to wireless carriers through a transaction-based recurring revenue model.

History

On February 14, 2002, we acquired all of the outstanding stock of Syniverse Technologies, Inc. from Verizon Communications Inc. (Verizon). From the date of the acquisition, all of our common and preferred shares were owned by Syniverse Holdings, LLC, which was majority owned by funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment firm. As of February 14, 2002, Verizon is no longer an affiliate or related party but remains our largest customer.

On February 9, 2005, Syniverse Holdings, LLC entered into an Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement, dated as of February 9, 2005, with Syniverse Holdings, Inc. and certain members of Syniverse Holdings, LLC (the “Dissolution Agreement”). The Dissolution Agreement provides, among other things, for (i) the distribution of the capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC, (ii) the termination of certain equity agreements among Syniverse Holdings, LLC and its members and (iii) the subsequent dissolution of Syniverse Holdings, LLC.

On February 10, 2005, the Company completed an initial public offering of 17,620,000 shares of its common stock at a price of $16.00 per common share. The net proceeds of the offering of $264,300, after deducting underwriting discounts and commissions, along with the $240,000 received from our new credit facility as described in Note 14, was used as follows (i) $176.5 million to redeem 124,876 shares of our Class A cumulative redeemable convertible preferred stock as described in Note 16, (ii) $98.7 million to tender 35% of our senior subordinated notes as described in Note 14, and (iii) $222.6 million to repay our existing credit facility and related accrued interest as described in Note 14.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, Inc. (Syniverse Inc.), Syniverse Technologies, Inc. (Syniverse), Syniverse Finance, Inc. (Syniverse Finance), Syniverse Networks, Inc. (Syniverse Networks), Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience) and Syniverse Holdings Limited (Syniverse Limited). Syniverse Holdings, Inc. was wholly owned by Syniverse Holdings, LLC (Syniverse LLC) until our February 10, 2005 initial public offering. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company” or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

As described more fully in Note 5, we merged with Brience, Inc. (Brience), now known as Syniverse Brience, on July 23, 2003. Funds associated with GTCR had common control of both Syniverse LLC and Brience from February 14, 2002 to the date of the merger and thus the merger was accounted for in a manner similar to a pooling of interests. Therefore, all of our historical financial statements since that 2002 date were restated to include Brience’s historical financial results.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described more fully in Note 6, we acquired Softwright Holdings Limited (Softwright), now known as Syniverse Holdings Limited, on December 19, 2003. The acquisition was accounted for using the purchase method of accounting.

As described more fully in Note 7, we acquired certain assets of IOS North America, the wireless clearinghouse business of Electronic Data Systems Corporation (“IOS North America”), on September 30, 2004. The acquisition was accounted for using the purchase method of accounting.

Use of Estimates

We prepare our financial statements using accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to wireless carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. Generally, there is also a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS routing services, and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. Software license fees are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transaction is processed.

Due to our billing cycles, which for some products lag as much as 40 days after the month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have not been materially different from our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted services could adversely affect our estimates of unbilled revenue.

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs charged to expense amounted to $22, $217, $108, and $307 for the period from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of operations amounted to $2,527, $22,494, $15,616, and $13,102 for the period from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively.

Stock-Based Compensation

We participated in stock-based employee compensation plans sponsored by Verizon for the period from January 1, 2002 to February 13, 2002. We participated in a stock-based employee compensation plan sponsored by Brience for the period from February 14, 2002 to December 31, 2002.

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees and a Directors’ Stock Option Plan for directors.

We account for these plans and related grants thereunder using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock Based Compensation—Transition and Disclosure, is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Pro forma fair value method amounts of compensation expense are not materially different from the intrinsic value method because the fair value of the options was not material and hence are not disclosed.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash

We consider all highly liquid investments of operating cash with original maturities of three months or less to be a cash or cash equivalent. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts and are stated at cost, which approximates fair value.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount that we expect to collect on our gross customer trade receivables. We establish a reserve for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses. We do not require deposits or other collateral from our customers and hence we are at risk for all accounts receivable.

We charge interest on overdue receivables, but do not recognize interest income until collected. At December 31, 2003 and 2004, accounts receivable includes interest receivable totaling $3,900 and $1,414, respectively, related to finance charges to customers, but the entire amount is offset by a contra account.

Property and Equipment, Net

Property and equipment consist primarily of hardware and software equipment necessary to operate our SS7 network, leasehold improvements and furniture in our headquarter facilities, which are recorded at cost and depreciated using the straight-line method over the estimated remaining lives.

The asset lives used are presented in the following table:

Average Lives (In Years)
Equipment	5-10
Furniture and fixtures	6
Leasehold improvements	Shorter of term of lease or life of asset

When the depreciable assets are replaced, retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the respective accounts and any gains or losses on disposition are recognized in income.

Betterments, renewals and extraordinary repairs, which increase the value or extend the life of the asset, are capitalized. Repairs and maintenance costs are expensed as incurred.

Capitalized Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three years. Amortization of capitalized software costs included in depreciation and amortization in the consolidated statements of income was $524, $9,801, $11,007 and $12,020 for the period from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Costs

We amortize deferred financing costs, which are included in deferred costs on the accompanying consolidated balance sheet, using the effective interest method and record such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense.

Deferred costs also include direct and incremental costs related to customer implementations of our number portability services, for which the revenues are also being deferred. These costs are being recognized over the same period as the revenues, which is the customer’s initial contract term.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill is not amortized, but is tested for impairment at the reporting-unit level, at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill impairment test.

Identifiable Intangible Assets

We amortize identifiable intangible assets with other than indefinite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2003 and 2004, accumulated amortization totaled $28,545 and $45,042, respectively. There were no identifiable intangible assets prior to February 14, 2002.

Impairment Losses

We evaluate our depreciable and amortizable long-lived assets including property and equipment, capitalized software and amortizable identifiable intangible assets, for impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long Lived Assets. In accordance with SFAS 144, we utilize the three-step approach for recognizing and measuring the impairment of assets to be held and used. That is, (1) we consider whether indicators of impairment are present; (2) if indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount; and (3) if less, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

Derivatives

Financial Accounting Standards Board Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. To protect against interest rate risk, we acquired an interest rate cap during the year ended December 31, 2003 which expires in March 2005. Because the interest rate cap did not meet the criteria for hedge accounting, all changes in fair value are immediately recognized in earnings (see Note 15).

Income Taxes

Syniverse Inc. files a consolidated income tax return with its wholly-owned subsidiaries and therefore the accompanying financial statements include a provision for income taxes related to Syniverse Inc. and its

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Brience filed a separate consolidated income tax return for periods prior to our merger in 2003 (see Note 5).

Other Comprehensive income

Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Accumulated other comprehensive income as of December 31, 2003 and 2004 is as follows:

	December 31, 2003	December 31, 2004
Net unrealized gain on investments	$426	$355
Foreign currency translation adjustment	—	29

Accumulated other comprehensive income	$426	$384

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. These equity securities are included in other current assets in the accompanying consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2003 and 2004, available-for-sale securities had a fair value of $426 and $355, respectively. Because the cost of these securities had previously been written off due to other-than-temporary declines in value, the fair value of these securities reflects unrealized holding gains of $426 and $355 at December 31, 2003 and 2004, respectively.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52 (SFAS 52), Foreign Currency Translation, income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of stockholder’s deficit.

Employee Benefit Plans

We participated in Verizon benefit plans in the period from January 1, 2002 to February 13, 2002. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations were accrued currently. Prior service costs and credits resulting from changes in plan benefits were amortized over the average remaining service period of the employees expected to receive benefits.

Segment Reporting

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, we derived 91.3%, 90.4%, 87.8% and 88.6%, respectively, of our revenues from customers in the United States.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. Basic net loss per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003 and 2004, options to purchase 158,332 and 306,251 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses per common share amounts are identical.

For purposes of our 2003 net loss per share, we have deducted the preferred dividends from our net income from continuing operations.

We have not presented earnings per share for periods prior to February 14, 2002 because we were a subsidiary of Verizon and these amounts are meaningless.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2004 presentation.

3.	Recent Accounting Pronouncements

On December 16, 2004, Statement of Financial Accounting Standards No. 123-R (SFAS 123-R), Share Based Payment, was issued. This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payment (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning July 1, 2005 using one of two methods, the modified prospective approach or the modified retrospective approach. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. We have not quantified the effect of SFAS 123(R) on our financial statements.

4.	Acquisition of Syniverse

On February 14, 2002, Syniverse Inc. acquired Syniverse Technologies from Verizon. Pursuant to the merger agreement, Verizon received merger consideration equal to $770,000 in cash. A working capital adjustment of $1,400 was paid to Verizon in May 2002. Acquisition related fees and expenses of approximately $37,300 were also paid. Syniverse is a leading provider of mission-critical transaction processing services to wireless telecommunications carriers throughout the world. As a result of the acquisition, the ultimate Parent expects to increase market share due to independence from Verizon.

The acquisition was funded as follows:

Equity contribution	$255,335
Cash held by Syniverse	25,000
Working capital adjustment paid in May 2002	1,400
Acquisition fees and expenses paid after closing using cash generated from operations	6,948
Senior credit facility
Revolving credit facility	5,430
Term Note B, net of discount	275,000
Senior Subordinated Notes, net of discount	239,570

$808,683

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at February 14, 2002, the date of the acquisition.

Cash and other current assets	$92,499
Property and equipment	35,049
Intangible assets not subject to amortization—
Trademark	51,700
Intangible assets subject to amortization—(19 year weighted-average useful life)
Software (11 year weighted-average useful life)	78,532
Contract (4 year weighted-average useful life)	17,400
Customer Base (20 year weighted-average useful life)	216,600
Deferred financing costs	19,269
Goodwill	330,559

Total assets acquired	841,608
Current liabilities, excluding long-term debt	(62,940)
Restructuring	(3,333)
Long-term debt	(520,000)

Total liabilities assumed	(586,273)

Net assets acquired	$255,335

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and EITF 88-16, Basis in Leveraged Buyout Transactions.

The purchase accounting adjustments have been recorded in the consolidated balance sheet as of February 14, 2002 and are reflected in all periods subsequent to February 13, 2002. The excess purchase price we paid over the fair market value of the tangible assets and liabilities of Syniverse as of the date of the acquisition was approximately $330,559 and is reflected as goodwill in the accompanying condensed consolidated balance sheet. The purchase price resulted in the recognition of goodwill due to additional value attributable to Syniverse’s market share, enterprise product development capabilities and management team.

Goodwill will not be amortized, but is subject to an ongoing assessment for impairment. As a part of the transactions, we have elected for income tax purposes to treat the acquisition as an asset purchase resulting in a step-up in tax basis equal to the new book basis. As a result, all deferred taxes were eliminated in purchase accounting. Goodwill is being deducted for tax purposes over a 15-year period beginning February 14, 2002.

The fair values of certain of the tangible and all of the intangible assets acquired were determined by the Company with the assistance of American Appraisal Associates, a third-party appraisal firm. A cost approach was used for valuing the tangible assets. Various approaches were used to value the intangible assets. An income valuation approach using the discounted future cash flows method was used for valuing the customer contract related to the Verizon guaranty agreement and customer base, the relief from royalty method for valuing the trademark and either relief of royalty or replacement cost methods for valuing the capitalized software. The valuations considered historical financial results and trends, our historical customer renewal rates, and known or expected customer attrition in determining the assigned values and useful lives.

The estimated future cash flows for the Verizon customer contract, customer base, trademark and capitalized software were discounted using a weighted average cost of capital between 15.5% and 17.0%. The weighted average cost of capital was based upon an analysis of the weighted average cost of capital for guideline

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. Our historical customer attrition rate, which historically has been low, and known or expected customer losses were considered in the determination of the useful life of the customer base. Our historical lifecycle trends, legal and contractual obligations as well as technological advances were considered in the determination of the useful lives of the capitalized software. The life of the Verizon customer contract was used as its useful life.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of year and the period prior to acquisition. Pro forma adjustments arise due to the asset revaluation and debt incurred. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

	Predecessor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Pro Forma:
Revenues	$361,358	$39,996
Net income	25,464	1,133
Net income (loss) attributable to common stockholders	227	(1,909)

5.	Acquisition of Brience

On July 23, 2003, we merged with Brience, now known as Syniverse Brience. Historically, Brience developed and sold information access and integration software products to large enterprises. At the time of the merger, however, Brience’s business was limited to selling and servicing its Mobile Processing Server product.

As a result of the merger, each share of Series C Preferred Stock of Brience outstanding as of the effective time of the merger was converted into a right to receive a pro rata share of 1.67 shares of class B common stock, par value $.01 per share (the “merger consideration”), of Syniverse Networks, under the terms and subject to the conditions set forth in the merger agreement. All other outstanding classes of stock of Brience were canceled and retired with no right to payment under the terms of the merger agreement. Concurrent with the merger, the holders of Series C Preferred Stock other than GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. entered into an exchange agreement with Syniverse LLC pursuant to which such parties (the “exchanging parties”) exchanged all of the merger consideration received by the exchanging parties in the merger in exchange for a pro rata portion of 19,775.01 Common Units of Syniverse LLC. Also concurrent with the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. (the “investors”) entered into a contribution agreement pursuant to which the investors agreed to contribute to Syniverse LLC all of the merger consideration received by the investors in the merger in exchange for a pro rata portion of 80,224.99 Common Units of Syniverse LLC.

At the time of the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively were majority owners of Brience and owned approximately 64% of the outstanding common stock of Brience on a fully diluted basis. GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively own approximately 52% of the outstanding common units of Syniverse LLC and their affiliate, GTCR Fund VII/A, L.P., owns approximately 26% of the common units of Syniverse LLC. Since funds associated with GTCR had a controlling interest in both Brience and Syniverse LLC at the time of the merger, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their historical amounts as of the date that GTCR had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience have only been combined for the periods during which Syniverse LLC and Brience were under common control of funds associated with GTCR. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience beginning on the date when funds associated with GTCR had common control of both entities (February 14, 2002). For the minority interest of Brience not owned by GTCR affiliates at the time of the combination, purchase accounting has been applied. However, the effects of the fair value adjustments relating to this purchase accounting were deemed to be insignificant, and therefore, recorded at zero for purposes of these financial statements.

The accompanying financial statements for the period beginning February 14, 2002 have been restated to give effect to the combination, accounted for similar to a pooling of interests.

6.	Acquisition of Softwright

On December 19, 2003, we acquired for cash the outstanding stock of Softwright Holdings Limited, now known as Syniverse Holding Limited. Syniverse Limited develops licensed software products and services for mobile operators and enterprise customers in Europe. Syniverse Limited’s product portfolio focuses on number portability, technical support and hosting services, and other advanced technology solutions. Pursuant to the purchase agreement, we paid consideration equal to $775 in cash including acquisition costs of $156. Preliminary estimates of the fair value of liabilities assumed in connection with the acquisition totaled approximately $1,268. Total assets, which were recorded at preliminary estimates of fair value, related to the acquisition were approximately $2,043, including goodwill of approximately $704, customer contracts of $520 and capitalized software of $273. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and is included in our results of operations from the date of the acquisition.

Under the terms of the acquisition agreement, we agreed to make an additional payment not to exceed £2.0 million to the former owners of the acquired company no later than March 31, 2005 if this operation achieved a certain pre-determined profitability as measured by EBITDA (earnings before interest, taxes, depreciation and amortization) for the period ending October 31, 2004. Because the predetermined profitability measures were not achieved, no amounts are owed.

7.	Acquisition of IOS North America

On September 30, 2004, we acquired certain assets of IOS North America. We paid $53,662 on the date of the acquisition and an additional $1,086 in January 2005 resulting from the settlement of the final working capital adjustment pursuant to the Purchase Agreement which was accrued as of December 31, 2004. We also incurred acquisition-related costs of $1,731. IOS North America offers services to voice and data providers including clearing and settlement for roaming and business intelligence reporting. We believe this acquisition expands our North American customer base and increases the scale of our business. The acquisition was financed through $44,500 of increased borrowings under our senior credit facility and available cash.

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $56,479 was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. The fair value of the intangible assets (the customer base and capitalized software) was determined by American Appraisal Associates, a third-party appraisal firm, using an income approach. The customer base and capitalized

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software were valued using the discounted future cash flows and the relief from royalty methods, respectively. The valuations considered historical financial results and expected and historical trends. The estimated future cash flows for the customer base were discounted using a cost of capital or cost of equity depending on the expected duration of the customer relationship at annually declining rates from 13.0% to 8.0% to represent the decreased risk as each year passes. The future cash flows for the capitalized software were discounted using a cost of capital of 13.0%. The 13.0% cost of capital was based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. In determining the useful life of the IOS North America customer base, we considered this specific customer base, our historical customer attrition rate and known or expected customer losses. These intangible assets are being amortized over their estimated lives using the straight-line method. The fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $31,194 in goodwill, which is subject to at least an annual impairment review. We expect that the total amount of goodwill recorded will be deductible for tax purposes.

In connection with the IOS North America acquisition, we began to formulate a restructuring plan, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of this plan, we recognized $1,888 of employee relocation and termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2004, none of these amounts had been paid but they are expected to be paid by September 2005.

Based upon management’s estimates of fair value, the allocation of the Total Purchase Price is as follows:

	Amount	Estimated Life
Purchase price allocation:
Unbilled accounts receivable	$2,057
Property and equipment	235	1–3 years
Capitalized software	600	9 months
Goodwill	31,194	N/A
Identifiable intangibles:
Customer base	24,700	13 years*

Total assets	58,786
Accounts payable	(89)
Accrued termination and relocation benefits	(1,888)
Other accrued liabilities	(330)

Total purchase price	$56,479

*	Based on weighted average

Since the IOS North America acquisition was completed as of the close of business on September 30, 2004, IOS North America’s operating results have only been included in our consolidated statement of operations since that date. The unaudited selected pro forma results presented below include the effects of the acquisition as if it had been consummated beginning on January 1, 2003. Pro forma adjustments arise due to the asset revaluation and debt incurred. Because the selected pro forma consolidated financial information is based upon IOS North America’s financial position and operating results during the period when IOS North America was not under the control, influence or management of Syniverse, the unaudited selected pro forma financial information below is

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2003:

	Year Ended December 31,
	2003	2004
	(unaudited)	(unaudited)
Revenues	$301,599	$351,438
Operating income	20,736	83,378
Net income	(49,790)	21,014

We entered into an agreement with Electronic Data Systems Corporation (“EDS”) to provide us certain transition services for a period of up to nine months after the acquisition date. These services include data center and infrastructure, payroll services, accounts receivable and accounts payable. EDS charges us approximately $500 per month under this agreement. Since the acquisition and through December 31, 2004, we had incurred $1,499 in transition services expenses with EDS.

8.	Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers. We generated revenues from services provided to Verizon and its predecessors of $15,838, $87,989, $62,866 and $67,339 for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively. No other customer represented more than 10% of revenues for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, although a significant amount of our remaining revenues was generated from services provided to a small number of other wireless providers.

9.	Fair Value of Financial Instruments

Cash, receivables, accounts payable and revolving line of credit are reflected in the financial statements at their carrying value, which approximate their fair value due to the short maturity.

Available-for-sale securities are carried at fair value based on quoted market prices and are included in other current assets in the accompanying consolidated balance sheets. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2003 and 2004, available-for-sale securities had a fair value of $426 and $355, respectively. Because the cost of these securities had previously been written off due to other-than-temporary declines in value, the fair value of these securities reflects unrealized holding gains of $426 and $355 at December 31, 2003 and 2004, respectively.

The estimated fair values of our Term Note B and Senior Subordinated Notes are based on prices prevailing in the market.

The carrying amounts and fair values of our long-term debt as of December 31, 2003 and 2004 are as follows:

	December 31, 2003		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$208,338	$216,005	$215,631	$220,623
Senior Subordinated Notes	241,037	268,581	241,817	272,808

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Property and Equipment

Property and equipment, net, consist of the following:

	December 31, 2003	December 31, 2004
Equipment	$49,700	$60,880
Furniture and fixtures	2,314	2,565
Leasehold improvements	1,699	2,606

	53,713	66,051
Accumulated depreciation	(20,165)	(30,348)

Total	$33,548	$35,703

Depreciation expense related to property and equipment was $940, $10,201, $11,049 and $12,706 for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively.

11.	Capitalized Software

Capitalized software development costs, net, consist of the following:

	December 31, 2003	December 31, 2004
Software	$87,958	$86,676
Accumulated amortization	(20,305)	(32,013)

Total	$67,653	$54,663

In 2003, we recognized impairment charges of $2,697 primarily related to the discontinuation of prepaid wireless services. In 2004, we recognized impairment charges of $8,982 related to capitalized software for our call processing platforms which is a declining line of business for us and the planned discontinuation of a carrier’s use of our access billing services. The impairment charges were determined based on the difference between the carrying values and the fair values of the assets, determined by discounted cash flow analysis.

Amortization expense related to capitalized software was $524, $9,801, $11,007 and $12,020 for the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004, respectively.

12.	Identifiable Intangible Assets

Identifiable intangible assets consist of the following:

	December 31, 2003	December 31, 2004
Indefinite lived intangible assets
Trademark	$685	$—
Definite lived intangible assets
Customer contracts	17,920	17,967
Less accumulated amortization	(8,215)	(12,739)

Customer contract, net	9,705	5,228
Customer base	216,600	236,169
Less accumulated amortization	(20,330)	(32,303)

Customer base, net	196,270	203,866

Total intangibles	$206,660	$209,094

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2003, after consulting with and hiring a brand identity firm to develop a new company name, we recognized an impairment loss of $51,015 and defined the life of the asset related to the TSI Telecommunication Services Inc. trademark, which we determined would end during the first quarter of 2004, when the new name was expected to be introduced. On March 1, 2004, we announced the re-naming and re-branding of our company as Syniverse Technologies, Inc. We believe our new name will enable us to establish a stronger brand and identity in the marketplace. The carrying value of the remaining trademark intangible was determined by discounted cash flow analysis and was fully amortized during the first quarter of 2004. During the fourth quarter of 2004, we recorded an impairment charge of $5,074 on our customer base intangible assets resulting from a technology interoperability customer recently notifying us that it does not intend to renew its contract for these services. These impairment charges are classified in the caption “Impairment losses on intangible assets” in the consolidated statement of operations.

Intangible assets with other than indefinite lives are amortized over their estimated useful lives, which range from 4 to 5 years for the customer contracts and 9 months to 20 years for customer base. Amortization expense related to identifiable intangibles was $13,282, $15,263 and $17,246 for the period from February 14, 2002 to December 31, 2002 and for the year ended December 31, 2003 and 2004, respectively. Expected amortization expenses related to acquired intangible assets for each of the next five years are the following: 2005—$18,383, 2006—$12,451, 2007—$12,084, 2008—$12,075, and 2009—$11,978.

13.	Leasing Arrangements

We lease certain facilities, equipment and an aircraft for use in our operations, all of which are operating leases. Total rent expense under operating leases amounted to $3,087 in 2001, $394 for the period January 1, 2002 to February 13, 2002, $5,763 for the period February 14, 2002 to December 31, 2002, $5,809 in 2003 and $6,775 in 2004. These leases contain various renewal options that could extend the terms of the leases beyond 2009.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We have an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650. Our CEO and one of his affiliated entities is entitled to use the aircraft. An affiliate entity owned by the CEO will pay 25% of the monthly lease and other fixed costs for the aircraft and will reimburse us for all operating costs of the aircraft in connection with such use. Effective January 1, 2003, our CEO is required to pay for the actual use of the aircraft related to the affiliated entity. As of December 31, 2003 and 2004, $159 and $14, respectively, were owed to us under this arrangement. These amounts have been collected subsequently. Amounts incurred, net of the estimated amount due from our CEO, are included in rent expense above.

As of December 31, 2004, the aggregate future minimum lease commitments under all of these leases are as follows:

Year ended December 31, 2005	$6,366
Year ended December 31, 2006	5,520
Year ended December 31, 2007	1,767
Year ended December 31, 2008	1,019
Year ended December 31, 2009	220

$14,892

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2005 we entered into an agreement to lease 199,000 square feet for our new corporate headquarters facility located in Tampa, Florida. The lease term is eleven years commencing on the earlier to occur of November 1, 2005 or the date we occupy the lease property for purposes of conducting our business, with lease payments beginning one year following the commencement date. Annual rents will increase based on a CPI ratio but will not increase less than 2.5% or more than 3.0% of the rent from the preceding year. We have renewal options for two additional periods of five years each. Below are the estimated future minimum lease commitments under the new lease agreement assuming a November 1, 2005 lease commencement date:

Year ended December 31, 2005	$0
Year ended December 31, 2006	414
Year ended December 31, 2007	2,495
Year ended December 31, 2008	2,557
Year ended December 31, 2009	2,621
Thereafter	19,746

$27,833

14.	Debt

As a part of the financing of the acquisition described in Note 4 above, we entered into various debt agreements all of which are guaranteed by Syniverse LLC, Syniverse Inc., Syniverse Finance and Syniverse Networks. The following are the amounts outstanding, net of discounts, at December 31, 2003 and 2004:

	December 31, 2003	December 31, 2004
Term Note B due September 2010, interest payable quarterly, principal payable quarterly beginning September 2002—net of discount of $5,083 and $4,442, respectively	$208,338	$215,631
$245,000 Senior Subordinated Notes due February 2009, bearing interest at 12.75%, interest payable semi-annually beginning August 2002, principal payable upon maturity—net of discount of $3,963 and $3,184, respectively	241,037	241,817

Total	449,375	457,448
Less current portion (a)	(33,589)	(2,400)

Long-term debt	$415,786	$455,048

(a)	Current portion at December 31, 2004 was determined using the maturities under our new senior credit facility entered into February 15, 2005 described below.

Senior Credit Facility

The senior credit facility provided for aggregate borrowings of up to $328,333 as follows:

•	a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit which expires on December 31, 2006; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $30,000). There were no amounts outstanding under the revolving line of credit as of December 31, 2003 and 2004; and

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	a Term Note B facility of $293,333 in term loans maturing on September 30, 2010. Principal outstanding as of December 31, 2003 and 2004 was $216,275 and $220,073, respectively.

We borrowed approximately $298,763 under the senior credit facility on February 14, 2002 (with net proceeds to us of $280,430) to provide a portion of the proceeds required to consummate the Verizon acquisition. We borrowed $44,500 under the Term Note B facility on September 30, 2004 (with net proceeds to us of $40,738) to provide a portion of the funds required to consummate the IOS North America acquisition.

The revolving line of credit and the Term Note B each bore interest at variable rates, at Syniverse’s option, of either:

•	a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on Page 3750 of the Dow Jones Telerate screen) and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an applicable margin or,

•	a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three or six months and, if available to the lenders under the applicable credit facility, nine or twelve months (as selected by us) are offered in the interbank eurodollar market and (ii) an applicable margin.

The applicable margin for the base rate revolving loans was 2.00% and the applicable margin for the eurodollar revolving loans was 3.00%. Commencing on the date of delivery of our financial statements occurring after the completion of two full fiscal quarters following the closing of the acquisition, the applicable margin for the revolving loans was subject to adjustment based on our leverage ratio. As of December 31, 2004, the applicable margin for the base rate Term Note B and eurodollar Term Note B was 2.50% and 3.50%, respectively.

Voluntary prepayments of principal outstanding under the revolving loans were permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we were required to prepay amounts outstanding under the senior credit facility in an amount equal to:

•	100% of the net cash proceeds from any sale or issuance of equity by Syniverse LLC or any of its direct or indirect subsidiaries, subject to certain baskets and exceptions;

•	100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt);

•	100% of the net cash proceeds from any sale or other disposition by Syniverse LLC, or any of its direct or indirect subsidiaries of any assets, subject to certain reinvestment provisions and excluding certain dispositions in the ordinary course; and

•	75% of excess cash flow for each fiscal year. At December 31, 2003, we have classified $2,979 as current representing the excess cash flow prepayment required. Since the senior credit facility was repaid on February 15, 2005, no excess cash flow payment is required for fiscal year 2004.

In addition, any prepayment of the Term Note B facility (other than from excess cash flow) was required to be accompanied by a prepayment premium equal to 2.00% of the principal amount of such prepayment (if such prepayment is made on or prior to the first anniversary of the closing date) and 1.00% of the principal amount of such prepayment (if such prepayment is made after the first anniversary of the closing date and through the second anniversary of the closing date).

We were required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility, which is 0.50% per annum. We incurred $178 and $196 in commitment fees for year ended December 31, 2003 and 2004, respectively.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the senior credit facility at least 45% of our funded debt was required to bear interest that was effectively fixed rate. To that extent, we could have been required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of December 31, 2003 and 2004, we were not required to enter into interest rate protection agreements.

In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 74% of funded debt bears interest that was effectively fixed as to rate as of December 31, 2004.

The loans and other obligations under the senior credit facility were guaranteed by Syniverse LLC, Syniverse Inc. and each of Syniverse LLC’s direct and indirect subsidiaries (other than certain foreign subsidiaries).

Our obligations under the senior credit facility and the guarantees were secured by:

•	a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of Syniverse LLC and each of its direct and indirect subsidiaries, subject to certain customary exceptions, and

•	a pledge of (i) all of the capital stock of Syniverse Inc. owned by Syniverse LLC, all of Syniverse Technologies’ capital stock and that of any of Syniverse LLC’s direct and indirect domestic subsidiaries and (ii) two-thirds of the capital stock of certain first-tier foreign subsidiaries, if any.

On September 25, 2003, we entered into the First Amendment to Credit Agreement (the “First Amendment”) with our lenders. The First Amendment amended our senior credit facility covenants by (i) increasing the maximum consolidated leverage and consolidated senior debt ratios, (ii) reducing the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond and (iii) reducing the minimum consolidated fixed charge coverage ratio. In addition, the First Amendment increased the permitted level of capital expenditures for fiscal years 2004 and 2005. The First Amendment also evidenced the agreement of the lenders that, notwithstanding any contrary accounting treatment under GAAP necessitated by the acquisition of Brience on July 23, 2003, the consolidated net income (loss) and consolidated EBITDA of Brience prior to July 23, 2003 will be excluded from any determination of consolidated net income (loss) or consolidated EBITDA of Syniverse LLC and its subsidiaries for purposes of our senior credit facility.

On March 11, 2004, we entered into the Second Amendment (the “Second Amendment”) with our lenders. The Second Amendment amended our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Additional Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to Additional Tranche B Term Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans.

On September 30, 2004, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with our lenders (Term Note B and Revolving Credit). The Third Amendment amended our senior credit facility by (i) providing for the incurrence under the Credit Agreement of new Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans, (ii) increased the amount borrowed under the facility by $44,500 which was used to fund a portion of the acquisition of IOS North America, (iii) amended various financial and other covenants, and (iv) extended the quarterly installment

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment obligations of the Tranche B Term Loans from a period ending December 31, 2006 to a period ending September 30, 2010. The Applicable Margin with respect to new Tranche B Term Loans has been reduced to 2.0% for Base Rate Loans and 3.0% for Eurodollar Loans.

Because the Second and Third Amendments did not result in a “substantial modification,” the third party costs of the amendments of $1,804 was recognized as interest expense in the year ended December 31, 2004 in accordance with Emerging Issues Task Force Issue No. 96-19 (EITF 96-19), Debtor’s Accounting for a Modification or Exchange of Debt. The remaining cost paid to the lenders of $1,102 was capitalized as deferred financing costs and is being amortized over the new term using the effective interest method.

On February 15, 2005, the senior credit facility was repaid in full; therefore, removing all obligations under this facility and the facility was terminated.

New Senior Credit Facility

On February 15, 2005, Syniverse Technologies, Inc. entered into a $282.0 million Credit Agreement (the “new senior credit facility”) with Lehman Brothers Inc., as lead arranger and book manager, LaSalle Bank National Association, as syndication agent, and Lehman Commercial Paper, as administrative agent. The obligations under the Credit Agreement are unconditionally guaranteed by Syniverse Holdings, Inc. and the U.S. domestic subsidiaries of Syniverse Technologies, Inc (the “Guarantors”).

The new senior credit facility provides for aggregate borrowings of up to $282,000 as follows:

•	a revolving credit facility of up to $42,000 in revolving credit loans and letters of credit which expires on February 15, 2011; available for general corporate purposes including working capital, capital expenditures and acquisitions

•	a Term Note B facility of $240,000 in term loans maturing on February 15, 2012.

We borrowed $240,000 under the new senior credit facility on February 15, 2005.

The revolving line of credit and the Term Note B each bear interest at variable rates, at Syniverse’s option, of either:

•	a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on Page 5 of the British Banking Association Telerate screen) and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an applicable margin or,

•	a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three, six or nine months and, if available to the lenders under the applicable credit facility, twelve months (as selected by us) are offered in the interbank eurodollar market and (ii) an applicable margin.

The applicable margin for the base rate Term Note B loans is 1.00% if our consolidated leverage ratio is greater than or equal to 2.50 to 1 and 0.75% if our consolidated leverage ratio is less than 2.50 to 1. The applicable margin for the eurodollar Term Note B loans is 2.00% if our consolidated leverage ratio is greater than or equal to 2.50 to 1 and 1.75% if our consolidated leverage ratio is less than 2.50 to 1.

The applicable margin for the base rate revolving loans is 0.75% if our consolidated leverage ratio is greater than or equal to 2.50 to 1, 0.50% if our consolidated leverage ratio is greater than or equal to 2.00 to 1 but less than 2.50 to 1, and 0.25% if our consolidated leverage ratio is less than 2.00 to 1. The applicable margin for the eurodollar revolving loans is 1.75% if our consolidated leverage ratio is greater than or equal to 2.50 to 1, 1.50% if our consolidated leverage ratio is greater than or equal to 2.00 to 1 but less than 2.50 to 1, and 1.25% if our consolidated leverage ratio is less than 2.00 to 1.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Term Note B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Year	Term Note B
2005	$2,400
2006	2,400
2007	2,400
2008	2,400
2009	2,400
2010	2,400
2011	2,400
2012	223,200

Total	$240,000

Voluntary prepayments of principal outstanding under the revolving loans are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to:

•	100% of the net cash proceeds of any incurrence of certain indebtedness excluding the Incremental Facility and any indebtedness used to prepay the Senior Subordinated Notes;

•	100% of the net cash proceeds of any sale or other disposition (including as a result of casualty or condemnation) by Syniverse Holdings or it’s domestic subsidiaries of any assets in excess of $5.0 million if these proceeds are not reinvested within 360 days from the sale of the asset (except for the sale of inventory in the ordinary course of business and certain other dispositions)

We are required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility at a rate of 0.50% per annum for any quarter which our consolidated leverage ratio is greater than 2.50 to 1 and 0.375% for any fiscal quarter in which our consolidated leverage ratio is equal to less than 2.50 to 1.

Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

The loans and other obligations under new the senior credit facility are guaranteed by Syniverse Inc., and each of Syniverse Inc.’s direct and indirect subsidiaries (other than certain foreign subsidiaries).

Our obligations under the new senior credit facility and the guarantees are secured by:

•	a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of Syniverse Inc. and each of its direct and indirect subsidiaries, subject to certain customary exceptions, and

•	a pledge of (i) all of the capital stock of the direct and indirect domestic subsidiaries and (ii) two-thirds of the capital stock of certain first-tier foreign subsidiaries, if any.

Senior Subordinated Notes

The Senior Subordinated Notes are general unsecured obligations of Syniverse, and are unconditionally guaranteed by Syniverse Inc. and each of the domestic subsidiaries of Syniverse. At any time prior to February 1,

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, Syniverse could redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings by Syniverse or a contribution to Syniverse’s common equity capital made with the net cash proceeds of a concurrent equity offering by Syniverse Inc. or Syniverse LLC (but excluding any Excluded Capital Contribution, as defined, and any Reserved Contribution, as defined) provided that:

•	At least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) remains outstanding immediately after the occurrence of such redemption; and

•	The redemption occurs within 60 days of the date of the closing of such equity offering.

On February 25, 2005, Syniverse completed a tender offer for 35% or $85,750 in aggregate principal amount of its outstanding 12 3/4% Senior Subordinated Notes due 2009 at a premium of $12,262 plus accrued interest of $728.

Except pursuant to the above, the notes will not be redeemable at Syniverse’s option prior to February 1, 2006. After February 1, 2006, Syniverse may redeem all or a part of the notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount), set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

Optional Redemption Period	Percentage of Principal to be Paid Upon Redemption
February 1, 2006 to January 31, 2007	106.375%
February 1, 2007 to January 31, 2008	103.188%
February 1, 2008 to maturity	100.000%

Syniverse is not required to make mandatory redemption or sinking fund payments with respect to the notes.

The notes contain various other provisions in the event of a change in control or asset sales, and they also contain certain covenants related to dividend payments, equity repurchases, debt repurchases, restrictions on investments, incurrence of indebtedness, issuance of preferred stock, sale and leaseback transactions, and require the maintenance of certain financial conditions related to leverage ratios.

15.	Derivatives

The portion of the interest rate associated with our Term Note B under our new senior credit facility that is based on the three month LIBOR rate is subject to variability. To protect against interest rate risk, we acquired an interest rate cap agreement during the year ended December 31, 2003. The cap has a term of two years and expires in March 2005, a notional amount of $100,000 and provides an interest rate cap of 3%. We paid a premium of $390 to obtain the cap and any amounts due to us as a result of LIBOR exceeding the strike rate are to be paid quarterly. As of December 31, 2003, the fair value of the cap was $34, and this was reflected as an asset within other current assets in the accompanying consolidated balance sheet. The decline in fair value associated with the cap has been recorded as interest expense in the statement of operations for the year ended December 31, 2003. At December 31, 2004, the fair value of the cap was zero.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Stockholder’s Equity (Deficit) and Redeemable Preferred Stock

As of December 31, 2004, our ownership interests consisted of class A cumulative redeemable preferred stock, class A common stock and class B common stock. Holders of the class A cumulative redeemable preferred stock, with a liquidation value of $1,000, and class B common stock have no voting rights except as required by law. The holders of the class A common stock were entitled to one vote per share on all matters to be voted upon by our stockholders.

Upon closing of our initial public offering on February 15, 2005, our authorized capital stock consists of 100,300,000 shares of common stock, $0.001 par value per share, 300,000 shares of unclassified preferred stock, $0.001 par value per share and 300,000 shares of class A cumulative redeemable convertible preferred stock, $0.01 par value per share.

The class A preferred stock earned a cumulative preferred yield compounded quarterly of 15.0% per annum from the date of issuance up through the first anniversary date which was February 14, 2003, and earns 10.0% per annum thereafter. At December 31, 2003 and 2004, there were 240,479.70 Class A preferred shares outstanding. As of December 31, 2003 and 2004, cumulative undeclared and unpaid preferred dividends totaled $63,570 and $95,134, respectively or approximately $264 and $396 per share, respectively. These dividend amounts are recorded as a part of the class A preferred stock balances as “temporary equity.”

Each share of class A preferred shall be convertible by the holder thereof, at the option of the holder, into shares of common stock upon the initial public offering. The number of common stock into which each share of class A preferred shall be convertible shall be determined by dividing the liquidation value plus all accrued and unpaid dividends of each share of class A preferred by the price per share of common stock at which such shares are offered to the public.

The redemption features of the class A preferred stock are as follows:

•	The Company, at its option at any time, may redeem all or any portion of the class A preferred outstanding equal to the liquidation value plus all accrued and unpaid dividends.

•	The Company shall, at the request of the majority holders of the class A preferred, apply the net cash from any public offering after deducting all offering costs and expenses to redeem shares of class A preferred at a price per share equal to the liquidation value plus all accrued and unpaid dividends.

•	The majority holders of class A preferred, upon a change in ownership, may require the Company to redeem all or any portion of the class A preferred owned by such holders at a price equal to the liquidation value plus all accrued and unpaid dividends.

On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends with $176,456 of proceeds received from our initial public offering completed on February 10, 2005.

On March 28, 2005, we intend to convert the remaining 115,604 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $163,353 into 10,209,609 shares of our class A common stock.

After our initial public offering and the dissolution of Syniverse LLC, certain of our executives now own shares of our common stock, which are subject to vesting over time. As of March 18, 2005, 1,725,382 shares with an original cost of $131 were unvested.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the amended and restated senior management agreements dated February 9, 2005, the unvested shares are subject to the following repurchase provisions:

•	Under our Chief Executive Officer’s amended and restated senior management agreement, we can, under certain circumstances, repurchase all of his unvested shares; however, we have a mandatory obligation to do so in the event of his death or disability. The price for each unvested share will be his original cost. As of March 18, 2005, our Chief Executive Officer had 514,744 unvested shares of our common stock.

•	Under the remaining amended and restated senior management agreements, we can, under certain circumstances, repurchase all unvested shares. The remaining senior management agreements allow us to purchase all unvested shares at the lesser of the executives’ original cost or the prevailing fair market value of the unvested shares. As of March 18, 2005, the remaining executives’ had 1,210,638 unvested shares of our common stock.

The maximum amount that we would be required to pay to repurchase all unvested shares under these agreements as of March 18, 2005 would be $131.

17.	Stock Options

Syniverse Inc. (Successor)

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provides for grants to independent directors to purchase 20,120 shares upon election to the board. The plans have a term of five years and provided for the granting of options to purchase shares of Syniverse Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for purchase of our common stock.

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of non-voting Class B common stock, par value $.001 per share for issuance under the Founders’ plan and 120,720 shares under the Directors’ plan. As of December 31, 2004, there were options to purchase 245,891 shares outstanding under the Founder’s Stock Option Plan and options to purchase 60,360 shares outstanding under the Directors’ Stock Option Plan. As of December 31, 2004, 156,605 and 60,360 shares were reserved for future grants under the Founders’ Stock Option Plan and the Director’s Stock Option Plan, respectively. All forfeited and cancelled shares are available to be reissued.

All options to be issued under the plans shall be presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option will have exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders’ Stock Option Plan and under the Directors’ Stock Option Plan. Generally, the options under these plans vest 20% after the fist year and 5% per quarter thereafter.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions for the year ended December 31, 2003 and 2004 relating to the combined Founders’ Stock Option Plan and Non-Employee Directors Stock Option Plan:

	Number of Shares Subject to Option	Per Share Exercise Price
Outstanding, February 14, 2002	—
Granted	149,518	$12.43
Exercised	—
Canceled/Forfeited	(10,933)	12.43

Outstanding, December 31, 2002	138,585	12.43
Granted	38,499	12.43
Exercised	—
Canceled/Forfeited	(18,752)	12.43

Outstanding, December 31, 2003	158,332	12.43
Granted	157,046	12.43
Exercised	—
Canceled/Forfeited	(9,127)	12.43

Outstanding, December 31, 2004	306,251	$12.43

Exercisable at December 31, 2002	—	$12.43
Exercisable at December 31, 2003	34,935	$12.43
Exercisable at December 31, 2004	68,342	$12.43

We account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information, for disclosure purposes, regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

Outstanding options as of December 31, 2003 and 2004 had a weighted average remaining contractual life of 8.7 and 8.5 years, respectively. The per share weighted average fair value of options granted during the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, was immaterial.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31, 2003	December 31, 2004
Risk-free interest rate	4.30%	4.30%
Volatility factor	—	—
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since Syniverse Inc.’s

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock does not trade on public markets, a volatility of 0% was entered into the Black-Scholes option valuation model. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Our pro forma compensation expense amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed.

Verizon Stock Incentive Plans (Predecessor)

We participated in Verizon’s stock-based compensation plans that include a fixed stock option plan. GTE options were granted separately or in conjunction with stock appreciation rights (SARs). The granting of SARs was discontinued prior to 1999. We have recognized no compensation expense for our fixed stock option plans. If we had elected to recognize compensation expense based on the fair value at the grant dates for 1998 and subsequent fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income would have been changed to the pro forma amounts indicated below:

Period from January 1 to February 13, 2002
Net income:
As reported	$6,917
Pro forma	6,621

These results may not be representative of the effects on net income for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Period from January 1 to February 13, 2002
Dividend yield	2.75%
Expected volatility	29.07%
Risk-free interest rate	4.80%
Expected lives (in years)	5

The weighted-average value per share of options granted during 2001 was $15.20. No options were granted under this plan in the period ended February 13, 2002.

Stock Options of Brience

Brience adopted the 2000 Stock Plan under which incentive stock options and nonstatutory stock options aggregating 15 million shares were available to be granted to employees, directors and consultants of Brience. The number of authorized shares was reduced to 4 million during 2002. The exercise price was required to be at least 100 percent of the fair market value on the date of grant. Options generally expired in 10 years. Options were immediately exercisable, but shares so purchased vested over periods determined by the Board of Directors, generally five years. Upon termination of employment, Brience could have repurchased unvested shares for the original purchase price. Brience had a loan program whereby all employees with options were able to exercise their options with the aid of a company-sponsored full recourse loan. Interest on the loans was due annually and the principal balance was due approximately two years after the date of the loan. These loans were offered at the applicable prescribed federal rate for the month of the commencement of the loan. No new loans were entered into after January 1, 2003 and none are outstanding as of September 30, 2004.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Brience stock option plan activity.

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,508,729	1,221,518	$0.95
Authorized	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	(1,508,729)	(1,221,518)	0.95
Other	—	—	—

Outstanding, December 31, 2003	—	—	$—

Vested and exercisable at end of period		—	$—

No options were outstanding under the Brience plan at December 31, 2003 or December 31, 2004.

18.	Restructurings

As a part of the Syniverse acquisition in February 2002, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6% of our workforce and the closure of the Dallas office. As a result, we accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in purchase accounting.

On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2,845 in severance related costs in August. The payments related to this restructuring were completed in May 2003. These charges were recognized in our 2002 statement of operations.

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1,841 in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003. These charges were recognized in our 2003 statement of operations.

On July 23, 2003, we completed a restructuring plan in connection with our acquisition of Brience resulting in the termination of 5 employees. As a result, we incurred $607 in severance related costs in July 2003 which were recognized in our 2003 statement of operations. The payments related to this restructuring were incurred through September 2003. Further restructuring may be necessary in light of current economic conditions.

In connection with the Softwright Holdings Limited acquisition in December 2003, we began to formulate a restructuring plan for the elimination of redundant positions. As a result of this plan, we recognized $93 of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination.

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Softwright resulting in the termination of 10 employees. As a result, we incurred $289 in severance related costs in April 2004. The payments related to this were completed in April 2004. These charges were recognized in our 2004 statement of operations.

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3. We expect to pay these benefits in 2005 and 2006.

For the period from February 14, 2002 to December 31, 2002, we had the following activity in our restructuring accruals:

	February 14, 2002 Balance	Additions	Payments	Reductions	December 31, 2002 Balance
February 2002 Restructuring
Termination costs*	$3,333	$—	$(2,200)	$(666)	$467
August 2002 Restructuring
Termination costs	—	2,845	(1,701)	—	1,144

Total	$3,333	$2,845	$(3,901)	$(666)	$1,611

For the year ended December 31, 2003, we had the following activity in our restructuring accruals:

	January 1, 2003 Balance	Additions	Payments	Reductions	December 31, 2003 Balance
February 2002 Restructuring*
Termination costs	$467	$—	$(372)	$(95)	$
August 2002 Restructuring
Termination costs	1,144	—	(1,007)	(137)		—
February 2003 Restructuring
Termination costs	—	1,841	(1,789)	(52)		—
July 2003 Brience Restructuring
Termination costs	—	607	(607)	—		—
December 2003 Restructuring*
Termination Costs	—	93	—	—		93

Total	$1,611	$2,541	$(3,775)	$(284)		$93

For the year ended December 31, 2004, we had the following activity in our restructuring accruals:

	January 1, 2004 Balance	Additions	Payments	December 31, 2004 Balance
December 2003 Restructuring*
Termination costs	$93	$—	$(93)	$—
April 2004 Restructuring
Termination costs	—	289	(289)	—
September 2004 Restructuring*
Termination costs	—	788	—	788
Relocation costs	—	1,100	—	1,100

Total	$93	$2,177	$(382)	$1,888

*	These accruals were reflected in purchase accounting.

19.	Employee Benefits

Savings Plans (Successor)

During the period from February 14, 2002 to December 31, 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions are matched. We incurred total savings plan costs of $2,045, $1,998 and $2,204 in the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, respectively.

Savings Plans (Brience)

For the period from February 14, 2002 to December 31, 2002 and the period from January 1, 2003 to July 23, 2003, Brience had a 401(k) plan available to all employees. Employees were eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant could elect to contribute an amount up to 15 percent of his or her annual base salary plus commissions and bonuses, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. While Brience was allowed to make discretionary contributions to the 401(k), no discretionary contributions to the 401(k) were made by Brience. This plan was discontinued after July 23, 2003, the date of the merger.

Employee Benefits (Predecessor)

We participated in the Verizon benefit plans for the period from January 1, 2002 to February 13, 2002. Verizon maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on our share of cost for recent and future retirees. Verizon also sponsors a defined contribution savings plans in which we participated to provide opportunities for our eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon.

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for us. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2002.

Pension and Other Postretirement Benefits (Predecessor)

Verizon may periodically amend the benefits in our pension and other postretirement benefit plans.

Benefit Cost

Amounts reported in our consolidated statements of operations consist of:

	Predecessor
	Pension	Healthcare and Life
	Period from January 1 to February 13, 2002	Period from January 1 to February 13, 2002
Net periodic benefit cost	$430	$129

There are no amounts recognized on the consolidated balance sheets.

The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions below) and plan amendments.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

	Predecessor
	Pension	Healthcare and Life
	Period from January 1 to February 13, 2002	Period from January 1 to February 13, 2002
Discount rate at end of year	7.25%	7.25%
Long-term rate of return on plan assets for the year	9.25	9.10
Rate of future increases in compensation at end of year	5.00	4.00
Medical cost trend rate at end of year		10.00
Ultimate		5.00

Savings Plans and Employee Stock Ownership Plans (Predecessor)

For the period from January 1, 2002 to February 13, 2002, substantially all of our employees were eligible to participate in savings plans maintained by Verizon. Verizon maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon common stock. Verizon recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP that held shares before December 31, 1989. We recognize savings plan costs based on our matching obligation attributed to our participating management employees. We recorded total savings plan costs of $299 in the period from January 1, 2002 to February 13, 2002.

20.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Current:
Federal	$4,221	$120	$(127)	$132
Foreign	4	21	41	17
State and local	779	306	(315)	18

	5,004	447	(401)	167
Deferred
Federal	(496)	7,973	9,397	7,693
State and local	(90)	900	1,061	869

	(586)	8,873	10,458	8,562

Provision for income taxes	$4,418	$9,320	$10,057	$8,729

Prior to the July 23, 2003 acquisition of Brience, Brience filed separate income tax returns and its losses were not available to us in those tax periods. The Brience loss does not generate a current tax benefit due to the

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history of earnings and losses, uncertainty of the realization of our deferred tax assets, and the absence of sufficient taxable income in prior carryback years.

The income tax expense differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax income from operations as follows:

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Statutory federal income tax rate	35.0%	35.0%	(35.0)%	35.0%
State and local income tax, net of federal tax benefit	4.0	2.2	(3.9)	3.9
Impact of foreign tax rates	—	—	1.1	0.1
Permanent differences	—	—	—	1.4
Other, net	—	0.5	1.5	0.6
Valuation allowance	—	43.4	57.3	(4.3)

	39.0%	81.1%	21.0%	36.7%

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax (liabilities) assets are shown in the following table:

	December 31, 2003		December 31, 2004
	Current	Non-Current	Current	Non-Current
Accrued expenses	$1,762	$—	$1,166	$—
Intangible assets	—	(19,330)	—	(25,541)
Property and equipment	—	(1,968)	—	(8,176)
Employee benefit accruals	2,256	—	734	—
Accounts receivable	1,527	—	470	—
Intangible asset impairment	—	19,845	—	26,206
Tax Credits	—	607	596	—
Federal and state NOLs	—	48,822	—	38,927
Foreign NOLs	—	—	—	5,935
Other-net	144	—	36	—

Deferred tax asset/(liability)	5,689	47,976	3,002	37,351
Valuation allowance	(5,320)	(67,676)	(2,916)	(65,330)

Net deferred tax asset/(liability)	$369	$(19,700)	$86	$(27,979)

Our deferred tax assets arise primarily from accumulated U.S. federal NOLs of $79,875, which expire between 2006 and 2023, and the impairment of intangible assets. These NOLs relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements.

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses) become deductible or are utilized. Primarily as a result of cumulative losses and our inability to consider the deferred tax liabilities arising from our tax basis deductions of goodwill amortization due to the uncertainty of when these amounts will turn, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill, using the “more likely than not” criteria.

All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

We do not believe that any of our NOLs are currently subject to any limitation under Section 382 of the Code. However, the NOLs acquired from Brience are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from the consolidated group of corporations or their successors that generated such losses. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. We do not believe the consummation of our initial public offering resulted in an ownership change under Section 382 of the Code.

It is impossible for us to ensure that an ownership change will not occur in the future as changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of our common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding stock options by our employees would count for purposes of determining whether we had an ownership change.

If we or the corporate successor to Brience undergoes an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If an ownership change occurs prior to July 23, 2005, there is a significant risk that the amount of NOLs acquired from Brience that would be useable in any one year after the ownership change would be severely limited. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

21.	Discontinued Operations of Brience

On July 31, 2001, Brience determined that it would divest itself of its subsidiary, Hello Asia, Inc., that operated in several Asian countries. The operations of Hello Asia, Inc. were sold or liquidated following this date and were concluded by December 31, 2002. Hello Asia, Inc. conducted an e-marketing customer rewards program. There were no Hello Asia assets or liabilities remaining at December 31, 2002.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of operations of Hello Asia, Inc. for the period from February 14, 2002 to December 31, 2002 are as follows:

Period from February 14, 2002 to December 31, 2002
Revenues	$715

Costs and expenses:
Cost of operations	462
Sales and marketing	878
General and administrative	983

2,323

Operating loss	(1,608)
Other income (expense), net:	67

67

Loss before provision for income taxes	(1,541)
Provision for income taxes	—

Net loss	$(1,541)

22.	Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below:

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7,281, based on alleged overcharging for services we provided. We deny the claims, believe they are unfounded and on April 15, 2003 filed a complaint in Hillsborough County, Florida against SBC Southwestern Bell and SBC Pacific Bell seeking a Declaratory Judgment denying their claims and seeking $1,358, which they have refused to pay.

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2,100 of the $7,281 it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. We are now engaged in arbitration.

23.	Related Party Transactions

In addition to related party transactions disclosed elsewhere in the footnotes, the following summarizes information related to additional related party transactions.

Successor

On February 14, 2002, we entered into several agreements to enable us to conduct our business on a stand-alone basis separate from Verizon, and for other business reasons.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Professional Services Agreement

We have agreed to pay GTCR an annual fee of $500 for its ongoing services as our financial and management consultant. We incurred $417 in the period from February 14, 2002 to December 31, 2002 and $500 for each of the year’s ended December 31, 2003 and 2004. In connection with our public offering, the professional services agreement was terminated.

Additionally, in connection with the Third Amendment to our senior credit facility on September 30, 2004, we paid GTCR a $445 placement fee.

Transition Services Agreement

Verizon agreed to provide us with services for accounts payable, general ledger/SAP, employee health benefits/COBRA, and payroll services for a period of six months following February 14, 2002 for a total monthly fee of approximately $129. The transition services were completed in 2002. Verizon charged us $425 under this agreement from February 14, 2002 to December 31, 2002. This agreement has now expired.

Distributed Processing Services Agreement

Verizon agreed to provide us with data center infrastructure and technical support services in support of our distributed systems processing, including a data center network infrastructure, for a period of 18 months. We agreed to pay both monthly labor fees (capped at approximately $241 per month) and maintenance fees (capped at $300 per month). If additional hardware, software or maintenance was added, Verizon charged us additional amounts. Amounts incurred under these agreements total $4,595 from February 14, 2002 to December 31, 2002.

On July 8, 2003, the Distributed Processing Services Agreement with Verizon Information Technologies, Inc. was renewed for an additional 3 years. Amounts incurred under this agreement total $4,637 and $6,034 for the years ended December 31, 2003 and 2004.

Mainframe Computing Services Agreement

Verizon agreed to provide certain mainframe computing and help desk services to us, for a period of six months, beginning February 14, 2002. We paid Verizon a per service fee depending on the type of service provided. Therefore, monthly payments vary with usage. Typical services included CPU processing time, disk and tape storage, and tape mounts. There were no stated minimum fees. Amounts incurred under these agreements total $3,888 from February 14, 2002 to December 31, 2002. This total excludes $564 in costs incurred during the period from February 14, 2002 to December 31, 2002 to transition our data to a new service provider. This agreement has now expired.

Revenue Guaranty Agreement

Verizon agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No payments from Verizon are due under the guaranty agreement for the period from February 14, 2002 to December 31, 2002 or the years ended December 31, 2003 and 2004.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

GTCR Capital Partners, L.P., an investment fund affiliated with Syniverse LLC’s controlling equityholder, purchased $30,000,000 face value amount of our Senior Subordinated Notes in 2002. These notes were sold in the fourth quarter of 2003. In addition, Verizon purchased $75 million face value of our Term Note B of the senior credit facility but had sold them by May 2002.

GTCR Fund VII, L.P., investment fund affiliated with our controlling equityholder, has loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10% per annum. This loan is not recorded in our financial statements. On February 15, 2005 this loan plus accrued interest of $1.3 million was repaid.

We transact business and recognize revenues and expenses from Transaction Network Services, Inc., a company affiliated with Syniverse LLC’s controlling unitholder. For the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, we recognized revenues in the amount of $1,617, $2,313 and $1,462, respectively. For the period from February 14, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, we recognized expenses in the amount of $687, $457 and $195, respectively.

Predecessor

We recognized revenues from Verizon Wireless for providing wireless solutions that allow operators to communicate with each other regardless of the network technology, signaling standard or billing protocol deployed. We also recognized revenues from Verizon Network Services for providing data base services.

We had arrangements with Verizon Services for the provision of various centralized services. These costs include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. These costs were allocated to us based on functional reviews of the work performed.

Verizon Data Services provided data processing services, software application development and maintenance. We were charged for these affiliated transactions based on proportional cost allocation methodologies.

Verizon Realty provided us with office space and various facilities for housing our equipment. We paid market rates for these facilities. The cost of leasing these facilities was included in cost of operations and general and administrative expenses.

In the opinion of management, the costs allocated for services and facilities were reasonable and represented our cost of doing business.

We recognized interest income and expense in connection with arrangements with Verizon (Parent) to provide short-term financing, investing and cash management services. We also declared and paid dividends to our parent, which is a wholly owned subsidiary of Verizon.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with affiliates (including Verizon and its predecessors) are summarized as follows:

Predecessor
Period from January 1 to February 13, 2002
Revenues
Verizon Wireless	$8,591
Verizon Network Services	6,496
Other Affiliates	751

15,838

Cost of Operations:
Verizon Data Services	$2,903
Verizon Realty	277
Other Affiliates	1,239

4,419
General and Administrative Expenses:
Service Corporation Prorate	326
Rent Expense	117

443

Interest income—Verizon (Parent)	221

24.	Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the years ended December 31, 2004.

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Revenues	$76,670	$84,941	$82,480	$88,312
Operating income	17,081	24,674	14,812	19,017
Net income (loss)	1,211	10,620	(1,022)	4,254
Net income (loss) attributable to common stockholders	(6,390)	2,829	(9,008)	(3,932)
Net income (loss) per share	$(0.16)	$0.07	$(0.23)	$(0.10)

The following presents quarterly financial results for the year ended December 31, 2003.

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Revenues	$64,312	$67,476	$69,448	$70,172
Operating income (loss)	12,288	16,883	18,765	(38,445)
Net income (loss)	(3,179)	1,287	3,114	(59,148)
Net loss attributable to common stockholders	(11,700)	(5,771)	(4,121)	(66,564)
Net loss per share	$(0.29)	$(0.14)	$(0.10)	$(1.67)

During the quarter ended September 30, 2004 and as described in Note 11, we recognized an impairment charge of $8,982 related to certain capitalized software. During the quarter ended December 31, 2004 and as

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

described in Note 12, we recognized an impairment charge of $5,074 related to the customer base intangible asset arising from the IOS North America acquisition. Also, we acquired IOS North America on September 30, 2004 and hence the associated results of operations after that date are included in the quarter ended December 31, 2004.

During the quarter ended December 31, 2003, and as described in Note 11 and 12, we recognized an impairment charge of $51,015 related to our decision to change our corporate name and $2,697 related to certain capitalized software.

25.	Subsequent Events

In addition to the subsequent events described in notes above, the following occurred subsequent to December 31, 2004.

On January 17, 2005, our parent contributed its ownership of all the non-voting common stock of Syniverse Networks to us, resulting in our ownership of 100% of Syniverse Networks. From February 14, 2002 until January 17, 2005, our parent owned all of the non-voting common stock and we owned all of the voting preferred stock of Syniverse Networks. Prior to February 14, 2002, the Verizon business, which we acquired, owned all of the operations that are now referred to as Networks. Since this was a business combination of entities under common control, we have accounted for this transaction in a manner similar to a pooling of interests. As a result, all of our financial statements for this common control period have been restated to include all of the historical results of Syniverse Networks.

On February 9, 2005, we merged our subsidiaries, Syniverse Networks and Syniverse Finance, with and into Syniverse Technologies, Inc.

On February 9, 2005, the Company’s Board of Directors approved (i) the reclassification of the outstanding shares of our non-voting class B common stock into shares of our voting common stock, (ii) the 1-for-2.485 reverse stock split of the Company’s common stock with respect to the number of shares but not the par value per share, (iii) the increase in the number of shares reserved for issuance under the Non-Employee Directors Plan for a total of 160,630 shares of our common stock reserved for issuance and (iv) the increase in the number of shares to be granted to new non-employee directors who do not otherwise have an equity interest in our company under the Non-Employee Directors Plan to 20,000 shares of our common stock. All shares of common stock and per common share amounts have been retroactively restated to reflect this reverse stock split. In addition, the amended and restated plan provided an additional one-time option grant to each of our existing non-employee and non-equity investor directors as of immediately prior to our initial public offering, entitling the holder to purchase 10,000 shares of our common stock at the offering price. These options will vest in equal annual amounts over a period of five years.

26.	Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes, described in Note 14 above, are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV and Syniverse Limited are included as non-guarantors in 2004. Prior to 2004, the results of Syniverse BV and Syniverse Limited are immaterial and are included in the results of Syniverse. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investment Syniverse, Inc. using the equity method of accounting.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$17,429	$62	$428	$—	$17,919
Accounts receivable, net of allowances	—	78,624	520	306	—	79,450
Accounts receivable—affiliates	—	4,180	398	—	(4,578)	—
Deferred tax assets	—	86	—	—	—	86
Prepaid and other current assets	—	4,317	355	117	—	4,789

Total current assets	—	104,636	1,335	851	(4,578)	102,244

Property and equipment, net	—	35,503	—	200	—	35,703
Capitalized software, net	—	54,465	—	198	—	54,663
Deferred costs, net	—	12,889	—	—	—	12,889
Goodwill	—	361,755	—	845	—	362,600
Identifiable intangibles, net:
Customer contract, net	—	4,753	—	475	—	5,228
Customer base, net	—	203,866	—	—	—	203,866
Investment in subsidiaries	228,754	(2,561)	—	—	(226,193)	—

Total assets	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,584	$—	$96	$—	$7,680
Accounts payable—affiliates	—	—	—	4,578	(4,578)	—
Accrued payroll and related benefits	—	14,457	—	996	—	15,453
Accrued interest	—	14,025	—	—	—	14,025
Other accrued liabilities	—	22,151	268	527	—	22,946
Current portion of Term Note B, net of discount	—	2,400	—	—	—	2,400

Total current liabilities	—	60,617	268	6,197	(4,578)	62,504

Long-term liabilities:
Deferred taxes	—	27,979	—	—	—	27,979
Senior Subordinated Notes, net of discount	—	241,817	—	—	—	241,817
Term Note B, net of discount	—	213,231	—	—	—	213,231
Other long-term liabilities	—	2,908	—	—	—	2,908

Total long-term liabilities	—	485,935	—	—	—	485,935

Commitments and contingencies

Redeemable preferred stock	335,614	—	—	—	—	335,614

Stockholder’s equity (deficit):
Common Stock	40	—	117,340	21	(117,361)	40
Additional paid-in capital	37,021	372,675	—	2,151	(374,826)	37,021
Accumulated deficit	(144,305)	(144,305)	(116,628)	(5,829)	266,762	(144,305)
Accumulated other comprehensive income	384	384	355	29	(768)	384

Total stockholder’s equity (deficit)	(106,860)	228,754	1,067	(3,628)	(226,193)	(106,860)

Total liabilities and stockholder’s equity (deficit)	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$330,338	$843	$1,222	$—	$332,403

Costs and expenses:
Cost of operations	—	137,418	171	895	—	138,484
Sales and marketing	—	18,500	—	1,744	—	20,244
General and administrative	—	39,243	82	2,614	—	41,939
Provision for (recovery of) uncollectible accounts	—	(213)	(14)	62	—	(165)
Depreciation and amortization	—	41,731	—	241	—	41,972
Restructuring	—	—	—	289	—	289
Impairment losses on intangible assets	—	14,056	—	—	—	14,056

	—	250,735	239	5,845	—	256,819

Operating income (loss)	—	79,603	604	(4,623)	—	75,584
Other income (expense), net:
Income from equity investment	23,792	(3,846)	—	—	(19,946)	—
Interest income	—	1,080	65	3	—	1,148
Interest expense	—	(52,912)	—	(16)	—	(52,928)
Other, net	—	(133)	—	121	—	(12)

	23,792	(55,811)	65	108	(19,946)	(51,792)

Income (loss) before provision for income taxes	23,792	23,792	669	(4,515)	(19,946)	23,792
Provision for income taxes	8,729	8,729	—	—	(8,729)	8,729

Net income (loss)	15,063	15,063	669	(4,515)	(11,217)	15,063
Preferred stock dividends	(31,564)	—	—	—	—	(31,564)

Net income (loss) attributable to common stockholders	$(16,501)	$15,063	$669	$(4,515)	$(11,217)	$(16,501)

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$15,063	$15,063	$669	$(4,515)	$(11,217)	$15,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	50,803	—	241	—	51,044
Provision for (recovery of) uncollectible accounts	—	(212)	(14)	61	—	(165)
Deferred income tax (benefit) expense	—	8,562	—	—	—	8,562
Income (loss) from equity investment	(23,792)	3,846	—	—	19,946	—
Loss on disposition of property		147	—	—	—	147
Impairment losses on intangible assets		14,056	—	—	—	14,056
Changes in current assets and liabilities:
Accounts receivable	—	(16,004)	474	(87)	—	(15,617)
Other current assets	—	1,342	63	19	—	1,424
Accounts payable	—	4,195	(1,078)	5,239	—	8,356
Other current liabilities	8,729	5,456	(55)	(528)	(8,729)	4,873
Other assets and liabilities	—	(2,047)	—	—	—	(2,047)

Net cash provided by operating activities	—	85,207	59	430	—	85,696

Cash flows from investing activities
Capital expenditures	—	(22,094)	—	(90)	—	(22,184)
Acquisition of IOS North America	—	(56,479)	—	—	—	(56,479)

Net cash used in investing activities	—	(78,573)	—	(90)	—	(78,663)

Cash flows from financing activities
Debt issuance costs paid	—	(1,102)	—	—	—	(1,102)
Principal payments on Term Note B		(40,701)	—	—	—	(40,701)
Borrowings under Term Note B	—	44,500	—	—	—	44,500

Net cash provided by financing activities	—	2,697	—	—	—	2,697

Effect of exchange rate changes on cash	—	—	—	(110)	—	(110)

Net increase in cash	—	9,331	59	230	—	9,620
Cash at beginning of year	—	8,098	3	198	—	8,299

Cash at end of year	$—	$17,429	$62	$428	$—	$17,919

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$8,293	$6	$—	$8,299
Accounts receivable, net of allowances	—	29,843	31,768	—	61,611
Accounts receivable—affiliates	—	22,728	22,402	(45,130)	—
Deferred tax assets	—	—	369	—	369
Prepaid and other current assets	—	5,795	489	—	6,284

Total current assets	—	66,659	55,034	(45,130)	76,563

Property and equipment, net	—	13,867	19,681	—	33,548
Capitalized software, net	—	55,274	12,379	—	67,653
Deferred costs, net	—	14,584	—	—	14,584
Goodwill	—	59,861	271,402	—	331,263
Identifiable intangibles, net:
Customer contract, net	—	5,880	3,825	—	9,705
Trademark	—	327	358	—	685
Customer base, net	—	107,820	88,450	—	196,270
Notes receivable—affiliates	—	—	401,985	(401,985)	—
Investment in subsidiaries	213,733	787,536	—	(1,001,269)	—

Total assets	$213,733	$1,111,808	$853,114	$(1,448,384)	$730,271

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$4,072	$—	$—	$4,072
Accounts payable—affiliates	—	—	45,174	(45,174)	—
Accrued payroll and related benefits	—	8,879	2	—	8,881
Accrued interest	—	14,136	—	—	14,136
Other accrued liabilities	—	17,093	326	—	17,419
Current portion of Term Note B, net of discount	—	33,589	—	—	33,589

Total current liabilities	—	77,769	45,502	(45,174)	78,097

Long-term liabilities:
Deferred taxes	—	1,609	18,091	—	19,700
Payable to affiliate	—	401,985	—	(401,985)	—
Senior Subordinated Notes, net of discount	—	241,037	—	—	241,037
Term Note B, net of discount	—	174,749	—	—	174,749
Other long-term liabilities	—	2,955	—	—	2,955

Total long-term liabilities	—	822,335	18,091	(401,985)	438,441

Commitments and contingencies

Redeemable preferred stock	304,050	—	—	—	304,050

Stockholder’s equity (deficit):
Common Stock	40	—	—	—	40
Additional paid-in capital	68,585	370,646	1,002,256	(1,372,902)	68,585
Accumulated deficit	(159,368)	(159,368)	(213,161)	372,529	(159,368)
Accumulated other comprehensive income	426	426	426	(852)	426

Total stockholder’s equity (deficit)	(90,317)	211,704	789,521	(1,001,225)	(90,317)

Total liabilities and stockholder’s equity (deficit)	$213,733	$1,111,808	$853,114	$(1,448,384)	$730,271

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$136,399	$135,009	$—	$271,408

Costs and expenses:
Cost of operations	—	40,603	69,141	—	109,744
Sales and marketing	—	10,411	8,220	—	18,631
General and administrative	—	20,521	19,360	—	39,881
Provision for uncollectible accounts	—	(273)	739	—	466
Depreciation and amortization	—	22,855	14,464	—	37,319
Restructuring	—	1,014	1,150	—	2,164
Impairment losses on intangible assets	—	27,070	26,642	—	53,712

	—	122,201	139,716	—	261,917

Operating income (loss)	—	14,198	(4,707)	—	9,491
Other income (expense), net:
Income from equity investment	(47,869)	40,130	—	7,739	—
Interest income	—	8,870	44,836	(52,938)	768
Interest expense	—	(111,066)	—	52,938	(58,128)
Other, net		(1)	1	—	—

	(47,869)	(62,067)	44,837	7,739	(57,360)

Income (loss) before provision for income taxes	(47,869)	(47,869)	40,130	7,739	(47,869)
Provision for income taxes	10,057	10,057	36,703	(46,760)	10,057

Net income (loss)	(57,926)	(57,926)	3,427	54,499	(57,926)
Preferred stock dividends	(30,230)	—	(20,889)	20,889	(30,230)

Net loss attributable to common stockholder	$(88,156)	$(57,926)	$(17,462)	$75,388	$(88,156)

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(57,926)	$(57,926)	$3,427	$54,499	$(57,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	34,801	14,464	—	49,265
Provision for (recovery of) uncollectible accounts	—	(273)	739	—	466
Deferred income tax (benefit) expense	—	(4,675)	15,133	—	10,458
(Income) loss from equity investment	47,869	(40,130)	—	(7,739)	—
Gain on lease termination	—	—	(1,250)	—	(1,250)
Loss on disposition of property			327	—	327
Impairment losses on intangible assets		27,070	26,642	—	53,712
Changes in current assets and liabilities:
Accounts receivable	—	(9,989)	24,653	(21,308)	(6,644)
Other current assets	—	(1,920)	1,921	—	1
Accounts payable	—	(15,244)	28,816	(15,390)	(1,818)
Other current liabilities	10,057	3,570	(3,822)	(10,059)	(254)
Other assets and liabilities	—	955	1,130	—	2,085

Net cash provided by (used in) operating activities	—	(63,761)	112,180	3	48,422

Cash flows from investing activities
Capital expenditures	—	(3,013)	(15,267)	—	(18,280)
Acquisition of Softwright Holdings Limited net of cash acquired	—	(603)	—	— —	(603)
Dividends received from equity investment	—	99,858	—	(99,858)	—

Net cash provided by (used in) investing activities	—	96,242	(15,267)	(99,858)	(18,883)

Cash flows from financing activities
Dividends paid	—	—	(99,855)	99,855	—
Debt issuance costs paid	—	(1,683)	—	—	(1,683)
Principal payments on Term Note B	—	(62,059)	—	—	(62,059)
Cancellation of notes receivable from Brience stockholders	—	—	312	—	312
Capital contribution	—	(22)	22	—	—

Net cash used in financing activities	—	(63,764)	(99,521)	99,855	(63,430)

Net decrease in cash	—	(31,283)	(2,608)	—	(33,891)
Cash at beginning of year	—	39,576	2,614	—	42,190

Cash at end of year	$—	$8,293	$6	$—	$8,299

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 14, 2002 TO DECEMBER 31, 2002

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$188,221	$107,823	$—	$296,044

Costs and expenses:
Cost of operations	—	70,541	59,823	—	130,364
Sales and marketing	—	14,529	8,177	—	22,706
General and administrative	—	26,136	16,494	—	42,630
Provision for (recovery of) uncollectible accounts	—	(319)	(374)	—	(693)
Depreciation and amortization	—	23,247	10,038	—	33,285
Restructuring	—	1,788	1,057	—	2,845

	—	135,922	95,215	—	231,137

Operating income	—	52,299	12,608	—	64,907
Other income (expense), net:
Income from equity investment	9,951	35,974	—	(45,925)	—
Interest income	—	22,130	46,762	(67,927)	965
Interest expense	—	(100,444)	(21,588)	67,927	(54,105)
	—	(8)	(267)	—	(275)

	9,951	(42,348)	24,907	(45,925)	(53,415)

Income from continuing operations before provision for income taxes	9,951	9,951	37,515	(45,925)	11,492
Provision for income taxes	9,320	9,320	17,549	(26,869)	9,320

Income from continuing operations	631	631	19,966	(19,056)	2,172
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	(1,541)	—	(1,541)

Net income	631	631	18,425	(19,056)	631
Preferred stock dividends	(33,340)	—	(12,390)	12,390	(33,340)

Net income (loss) attributable to common stockholder	$(32,709)	$631	$6,035	$(6,666)	$(32,709)

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 14, 2002 TO DECEMBER 31, 2002

	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$631	$631	$18,425	$(19,056)	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	31,924	10,038	—	41,962
Recovery of uncollectible accounts	—	(319)	(374)	—	(693)
Deferred income tax expense	—	6,284	2,589	—	8,873
Income from equity investment	(9,951)	(35,974)	—	45,925	—
Loss on disposition of property			1,472	—	1,472
Changes in current assets and liabilities:
Accounts receivable	—	13,200	(5,725)	—	7,475
Other current assets	—	(701)	(1,113)	—	(1,814)
Accounts payable	—	9,173	2,712	(16,244)	(4,359)
Other current liabilities	9,320	7,901	6	(10,625)	6,602
Other assets and liabilities	—	—	(393)	—	(393)

Net cash provided by operating activities	—	32,119	27,637	—	59,756

Cash flows from investing activities
Capital expenditures	—	(7,054)	(5,224)	—	(12,278)
Dividends received from equity investment	—	33,082	—	(33,082)	—

Net cash provided by (used in) investing activities	—	26,028	(5,224)	(33,082)	(12,278)

Cash flows from financing activities
Dividends paid	—	—	(33,082)	33,082	—
Excess cash received at purchase date		1,859	25		1,884
Principal payments on Term Note B	—	(15,000)	(641)	—	(15,641)
Retirement of short-term debt	—	(30,430)	—	—	(30,430)

Net cash used in financing activities	—	(43,571)	(33,698)	33,082	(44,187)

Net increase (decrease) in cash	—	14,576	(11,285)	—	3,291
Cash at beginning of year	—	25,000	13,899	—	38,899

Cash at end of year	$—	$39,576	$2,614	$—	$42,190

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Allowance for doubtful accounts:
Period from January 1, 2002 to February 13, 2002	$3,565	$1,340		$(447	)(1)	$4,458
Period from February 14, 2002 to December 31, 2002	$4,458	$(584	)(2)	$(1,450	)(1)	$2,424
Year ended December 31, 2003	$2,424	$466		$(355	)(1)	$2,535
Year ended December 31, 2004	$2,535	$(165	)(2)	$(1,228	)(1)	$1,142

(1)	Write-offs of uncollectible accounts
(2)	Recovery of amounts previously provided for

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at end of Period
Accrual for restructuring:
Period from January 1, 2002 to February 13, 2002	$—	$—	$—		$—
			$(3,901	)(1)
Period from February 14, 2002 to December 31, 2002	$3,333	$2,845	(666	)(2)	$1,611
Year ended December 31, 2003	$1,611	$2,541	$(3,775	)(1)	$93
			$(284	)(2)
Year ended December 31, 2004	$93	$2,177	$(382	)(1)	$1,888

(1)	Payments
(2)	Reduction related to change in estimates of amounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Valuation allowance for deferred income taxes:
Period from January 1, 2002 to February 13, 2002	$—	$—		$—		$—
Period from February 14, 2002 to December 31, 2002	$—	$39,261	(1)	$—		$39,261
Year ended December 31, 2003	$39,261	$33,735	(1)	$—		$72,996
Year ended December 31, 2004	$72,996	$—		$(4,750	)(2)	$68,246

(1)	FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
(2)	Reduction related to partial utilization of a previously recorded and valued NOC carryforward.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

SYNIVERSE HOLDINGS, INC.

By:	/S/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005

/S/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	March 30, 2005

/S/ DAVID A. DONNINI David A. Donnini	Director	March 30, 2005

/S/ COLLIN E. ROCHE Collin E. Roche	Director	March 30, 2005

/S/ ODIE C. DONALD Odie C. Donald	Director	March 30, 2005

/S/ TONY G. HOLCOMBE Tony G. Holcombe	Director	March 30, 2005

/S/ ROBERT J. MARINO Robert J. Marino	Director	March 30, 2005

/S/ JOHN C. HOFMANN John C. Hofmann	Director	March 30, 2005

/S/ JAMES B. LIPHAM James B. Lipham	Director	March 30, 2005

/S/ JACK PEARLSTEIN Jack Pearlstein	Director	March 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

SYNIVERSE TECHNOLOGIES, INC.

By:	/S/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005

/S/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	March 30, 2005

/S/ DAVID A. DONNINI David A. Donnini	Director	March 30, 2005

/S/ COLLIN E. ROCHE Collin E. Roche	Director	March 30, 2005

/S/ ODIE C. DONALD Odie C. Donald	Director	March 30, 2005

/S/ TONY G. HOLCOMBE Tony G. Holcombe	Director	March 30, 2005

/S/ ROBERT J. MARINO Robert J. Marino	Director	March 30, 2005

/S/ JOHN C. HOFMANN John C. Hofmann	Director	March 30, 2005

/S/ JAMES B. LIPHAM James B. Lipham	Director	March 30, 2005

/S/ JACK PEARLSTEIN Jack Pearlstein	Director	March 30, 2005

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

*1.1	Underwriting Agreement dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., the several underwriters named therein and certain stockholders of Syniverse Holdings, Inc.

2.1	Stock Purchase Agreement, dated December 7, 2001, by and between Syniverse Holdings, Inc. and Verizon Information Services Inc. (1)

2.2	Amended and Restated Agreement of Merger, dated December 7, 2001, as amended and restated as of January 14, 2002, by and among Syniverse Holdings, Inc., TSI Merger Sub, Inc., Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

2.3	Asset Transfer Agreement, dated February 14, 2002, between Syniverse Technologies Inc. and Syniverse Networks, Inc. (1)

2.4	Asset Purchase Agreement, dated as of August 25, 2004, among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services, LLC. (2)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.4	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee. (1)

10.5	Second Supplement to Indenture dated as of November 19, 2004, among Syniverse Technologies, Inc., the other Guarantors, and The Bank of New York, as Trustee. (10)

10.6	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

Exhibit No.	Description

10.7	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.8	Form of Rule 144A Global Note. (1)

10.9	Form of Regulation S Global Note. (1)

10.10	Form of Exchange Note. (1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.12	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman. (1)

10.13	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.14	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.15	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.16	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†*10.17	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan.

†*10.18	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan.

†*10.19	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan

10.20	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.21	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.22	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.23	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.24	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.25	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.26	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

Exhibit No.	Description

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(12)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

†10.30	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.31	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.32	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.33	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.34	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.35	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.36	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.37	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.38	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

*10.39	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (5)

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

Exhibit No.	Description

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004 (File No. 333-88168).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1)
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005 (File No. 333-88168-1).
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005 (File No. 001-32432).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004 (File No. 333-88168-1).
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1).
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004 (File No. 333-88168-1).
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004 (File No. 333-88168-1).
(12)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005 (File No. 001-32432).
*	Filed herewith.
†	Compensatory plan or agreement.