Form 10-Q
period 2005-03-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2005-05-12
CIK 1169264, 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-32432
333-88168

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041666
Delaware	06-1262301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 700

Tampa, Fl 33602

(Address of principal executive office)

(Zip code)

(813) 273-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Explanatory Note: On February 10, 2005, Syniverse Holdings, Inc. completed an initial public offering of its common stock.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of May 12, 2005

Syniverse Holdings, Inc.: 67,667,228 Shares of Common Stock, $0.001 par value

Syniverse Technologies, Inc.: 1,000 shares of common stock, no par value, all of which is owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$21,010	$17,919
Accounts receivable, net of allowances of $1,297 and $1,142, respectively	73,292	79,450
Deferred tax assets, net	308	86
Prepaid and other current assets	7,574	4,789

Total current assets	102,184	102,244

Property and equipment, net	34,716	35,703
Capitalized software, net	52,878	54,663
Deferred costs, net	6,386	12,889
Goodwill	362,578	362,600
Identifiable intangibles, net:
Customer contract, net	4,085	5,228
Customer base, net	200,090	203,866
Other assets	157	—

Total assets	$763,074	$777,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,868	$7,680
Accrued payroll and related benefits	5,493	15,453
Accrued interest	4,782	14,025
Other accrued liabilities	22,381	22,946
Current portion of Term Note B, net of discount	2,400	2,400

Total current liabilities	39,924	62,504

Long-term liabilities:
Deferred tax liabilities	30,488	27,979
Senior Subordinated Notes, net of discount	157,308	241,817
Term Note B, net of discount	237,000	213,231
Other long-term liabilities	1,998	2,908

Total long-term liabilities	426,794	485,935
Commitments and contingencies
Class A cumulative redeemable preferred stock, par value $0.01; 300,000 shares authorized, 0 and 240,479.70 issued and outstanding at March 31, 2005 and December 31, 2004, respectively, including accrued and unpaid dividends of $0 and $95,134 at March 31, 2005 and December 31, 2004 (redemption value of $0 and $335,614 at March 31, 2005 and December 31, 2004, respectively)	—	335,614
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 67,667,228 and 39,837,630 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	68	40
Additional paid-in capital	457,272	37,021
Accumulated deficit	(161,257)	(144,305)
Accumulated other comprehensive income	273	384

Total stockholders’ equity (deficit)	296,356	(106,860)

Total liabilities and stockholders’ equity	$763,074	$777,193

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues	$79,419	$76,670

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	32,426	35,155
Sales and marketing	5,662	5,275
General and administrative	9,709	8,621
Provision for uncollectible accounts	445	248
Depreciation and amortization	11,885	10,290

	60,127	59,589

Operating income	19,292	17,081

Other income (expense), net:
Interest income	339	171
Interest expense	(10,504)	(13,931)
Loss on extinguishment of debt	(23,788)	—
Other, net	—	(6)

	(33,953)	(13,766)

Income (loss) before provision for income taxes	(14,661)	3,315
Provision for income taxes	2,291	2,104

Net income (loss)	(16,952)	1,211
Preferred stock dividends	(4,195)	(7,601)

Net loss attributable to common stockholders	$(21,147)	$(6,390)

Basic and diluted net loss per common share	$(0.43)	$(0.16)

Basic and diluted weighted average common shares outstanding	48,784	39,838

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from operating activities
Net income (loss)	$(16,952)	$1,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	12,869	12,833
Provision for uncollectible accounts	445	248
Deferred income tax expense	2,287	2,091
Loss on extinguishment of debt	23,788	—
Loss on disposition of property	—	127
Changes in operating assets and liabilities:
Accounts receivable	5,713	(9,236)
Other current assets	(2,865)	597
Accounts payable	(12,725)	7,600
Other current liabilities	(9,808)	(5,113)
Other assets and liabilities	668	308

Net cash provided by operating activities	3,420	10,666

Cash flows from investing activities
Capital expenditures	(4,219)	(1,759)

Net cash used in investing activities	(4,219)	(1,759)

Cash flows from financing activities
Debt issuance fees paid	(1,948)	—
Repayment of senior subordinated notes including prepayment premium and related fees	(98,124)	—
Repayment of previous senior credit facility	(220,073)	(11,540)
Borrowings under new senior credit facility	240,000	—
Principal payments on new senior credit facility	(600)	—
Proceeds from issuance of common stock, net of issuance costs of $20,847	261,073	—
Redemption of Class A preferred stock at liquidation value	(176,456)	—

Net cash provided by (used in) financing activities	3,872	(11,540)

Effect of exchange rate changes on cash	18	(43)

Net increase (decrease) in cash	3,091	(2,676)
Cash at beginning of period	17,919	8,299

Cash at end of period	$21,010	$5,623

Supplemental cash flow information
Interest paid	$19,025	$19,641
Income taxes paid	11	—

Supplemental non-cash transactions
Conversion of Class A cumulative redeemable preferred stock to common stock	$163,353	$—

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

1. Business and Recent Organizational Changes

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

We acquired the wireless clearinghouse business of Electronic Data Systems Corporation (“IOS North America”) on September 30, 2004. The acquisition was accounted for using the purchase method of accounting.

On January 17, 2005, Syniverse Holdings, LLC (Syniverse LLC), our former parent, contributed its ownership of all the non-voting common stock of Syniverse Networks, Inc. (Syniverse Networks) to us, resulting in our ownership of 100% of Syniverse Networks. From February 14, 2002 until January 17, 2005, Syniverse LLC owned all of the non-voting common stock and we owned all of the voting preferred stock of Syniverse Networks. Prior to February 14, 2002, the Verizon business, which we acquired, owned all of the operations that are now referred to as Syniverse Networks. Since this was a business combination of entities under common control, we have accounted for this 2005 transaction in a manner similar to a pooling of interests. As a result, all of our financial statements for this common control period include all of the historical results of Syniverse Networks.

On February 9, 2005, Syniverse LLC entered into an Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement, dated as of February 9, 2005, with us and certain members of Syniverse LLC (the “Dissolution Agreement”). The Dissolution Agreement provided, among other things, for (i) the distribution of our capital stock to the members of Syniverse LLC, (ii) the termination of certain equity agreements among Syniverse LLC and its members and (iii) the subsequent dissolution of Syniverse LLC.

On February 9, 2005, we merged our subsidiaries, Syniverse Networks and Syniverse Finance, Inc. (Syniverse Finance), with and into Syniverse Technologies, Inc. (Syniverse).

On February 9, 2005, our Board of Directors approved (i) the reclassification of the outstanding shares of our non-voting class B common stock into shares of our voting common stock, (ii) the 1-for-2.485 reverse stock split of our common stock with respect to the number of shares but not the par value per share, (iii) the increase in the number of shares reserved for issuance under the Non-Employee Directors Plan for a total of 160,630 shares of our common stock reserved for issuance and (iv) the number of shares to be granted to new non-employee directors who do not otherwise have an equity interest in our company under the Non-Employee Directors Plan to 20,000 shares of our common stock. All shares of common stock and per common share amounts have been retroactively restated to reflect this reverse stock split. In addition, the amended and restated plan provided an additional one-time option grant to each of our existing non-employee and non-equity investor directors as of the date immediately prior to our initial public offering, entitling the holder to purchase 10,000 shares of our common stock at the offering price. These options will vest in equal annual amounts over a period of five years.

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261,073 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility described in Note 7, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock described in Note 4, tender for 35% of our senior subordinated notes described in Note 7 and repay and terminate our previous senior credit facility described in Note 7.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Syniverse Inc., Syniverse, Syniverse Finance, Syniverse Networks, Syniverse Technologies, BV (Syniverse BV), for periods beginning on and after February 14, 2002, Syniverse Brience, LLC (Syniverse Brience) and Syniverse Holdings Limited (Syniverse Limited). Syniverse Inc. was wholly owned by Syniverse LLC until our February 10, 2005 initial public offering as described in Note 4. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to wireless carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered and flat rate pricing schedules with our customers based on certain established transaction volume levels. Generally, there is also a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS routing services and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. Software license fees are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transaction is processed.

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

Stock-Based Compensation

We account for our stock option plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information, for disclosure purposes, regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

Outstanding options as of March 31, 2005 and 2004 had a weighted average remaining contractual life of 8.5 and 8.9 years, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.30%	4.30%
Volatility factor	34.9	—
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets; therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of 18 comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through March 31, 2005; however, this had no material impact due to the small number of options granted in this 2005 quarter. Hereafter, we expect to use our own volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models provided ranges of the fair value of our employee stock options issued prior to our initial public offering. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed.

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net loss per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the period ended March 31, 2005 have been reduced by 987,865 shares which represent the weighted average number of shares which were not fully vested. There were no unvested shares outstanding in 2004. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2005 and 2004, options to purchase 373,311 and 240,450 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses per common share amounts are identical.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(16,952)	$1,211
Net unrealized loss on investments	(79)	(32)
Foreign currency translation gain (loss)	(32)	20

Total	$(17,063)	$1,199

The balance in accumulated other comprehensive income as of March 31, 2005 is comprised of $276 in unrealized gains and $(3) in foreign currency translation adjustments.

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These equity securities are included in other current assets in the accompanying condensed consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of March 31, 2005 and December 31, 2004, available-for-sale securities had a fair value of $276 and $355, respectively. Because the cost of these securities had previously been written-off due to other than temporary declines in value, the fair value of these securities reflects unrealized holding gains of $276 and $355 at March 31, 2005 and December 31, 2004, respectively.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation (SFAS 52), income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of stockholders’ equity (deficit).

Segment Reporting

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended March 31, 2005 and 2004, we derived 86.5% and 88.1%, respectively, of our revenues from customers in the United States.

Derivatives

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. To protect against interest rate risk, we acquired an interest rate cap during the year ended December 31, 2003, which expired in March 2005. Because the interest rate cap did not meet the criteria for hedge accounting, all changes in fair value were immediately recognized in earnings.

Recent Accounting Pronouncements

On December 16, 2004, Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)), was issued. This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning January 1, 2006 using one of two methods, the modified prospective approach or the modified retrospective approach. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. We have not quantified the effect of SFAS 123(R) on our financial statements.

4. Initial Public Offering and Redeemable Preferred Stock

On February 10, 2005, we completed an initial public offering (IPO) of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261,073 after deducting underwriting discounts, commissions and expenses, along with the $240,000 received from our new credit facility as described in Note 7, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for 35% of our senior subordinated notes as described in Note 7 and repay our previous senior credit facility as described in Note 7.

On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends with $176,456 of proceeds received from our initial public offering completed on February 10, 2005.

On March 28, 2005, we converted the remaining 115,604 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $163,353 into 10,209,598 shares of our class A common stock, using the IPO price of $16.00 per share.

The class A preferred stock earned a cumulative preferred yield compounded quarterly of 15.0% per annum from the date of issuance up through the first anniversary date which was February 14, 2003, and earned 10.0% per annum thereafter. At December 31, 2004, there were 240,480 shares of class A preferred stock outstanding. As of December 31, 2004, cumulative undeclared and unpaid preferred dividends totaled $95,134, or approximately $396 per share. These dividend amounts were recorded as a part of the class A preferred stock balances as “temporary equity.”

5. Restructurings

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Softwright Holdings Limited resulting in the termination of 10 employees. As a result, we incurred $289 in severance related costs in April 2004. The payments related to this were completed in April 2004. These charges were recognized in our 2004 statement of operations.

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3. We expect to pay the remainder of these benefits in 2005 and 2006.

In the three months ended March 31, 2005, we had the following activity in our restructuring accruals:

	December 31, 2004 Balance	Additions	Payments	March 31, 2005 Balance
September 2004 Restructuring
Termination costs	$788	$—	$(221)	$567
Relocation costs	1,100	—	—	1,100

Total	$1,888	$—	$(221)	$1,667

6. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2005, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

The most significant of these claims, in terms of dollars sought, are described below:

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

On April 21, 2005, Syniverse filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3,290 related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment.

7. Debt

New Senior Credit Facility

On February 15, 2005, the previous senior credit facility was repaid in full; therefore, removing all obligations under this facility and the facility was terminated. Unamortized deferred finance costs and debt discount of $4,193 and $4,338, respectively, were recorded as loss on extinguishment of debt in the quarter ended March 31, 2005.

On February 15, 2005, Syniverse entered into a $282,000 Credit Agreement (the “new senior credit facility”) with Lehman Brothers Inc., as lead arranger and book manager, LaSalle Bank National Association, as syndication agent, and Lehman Commercial Paper, as administrative agent. The obligations under the Credit Agreement are unconditionally guaranteed by Syniverse Inc. and the U.S. domestic subsidiaries of Syniverse (the “Guarantors”).

The new senior credit facility provides for aggregate borrowings of up to $282,000 as follows:

•	a revolving credit facility of up to $42,000 in revolving credit loans and letters of credit which expire on February 15, 2011; available for general corporate purposes including working capital, capital expenditures and acquisitions

•	a Term Note B facility of $240,000 in term loans maturing on February 15, 2012.

On February 15, 2005, Syniverse borrowed $240,000 under the Term Note B portion of the new senior credit facility. Principal outstanding as of March 31, 2005 was $239,400.

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

As March 31, 2005, the interest rate on the Term Note B was 5.0% based on the LIBOR option.

As of March 31, 2005, the Term Note B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Twelve months ending March 31,	Term Note B
2006	$2,400
2007	2,400
2008	2,400
2009	2,400
2010	2,400
2011	2,400
2012	225,000

Total	$239,400

Voluntary prepayments of principal outstanding under the revolving loans are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the new senior credit facility in an amount equal to:

•	100% of the net cash proceeds of any incurrence of certain indebtedness excluding the Incremental Facility and any indebtedness used to prepay the senior subordinated notes;

•	100% of the net cash proceeds of any sale or other disposition (including as a result of casualty or condemnation) by Syniverse Inc. or it’s domestic subsidiaries of any assets in excess of $5.0 million if these proceeds are not reinvested within 360 days from the sale of the asset (except for the sale of inventory in the ordinary course of business and certain other dispositions)

We are required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility at a rate of 0.50% per annum for any quarter which our consolidated leverage ratio is greater than 2.50 to 1 and 0.375% for any fiscal quarter in which our consolidated leverage ratio is equal to less than 2.50 to 1.

Under the terms of the new senior credit facility at least 25% of our funded debt as defined in our Credit Agreement must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of March 31, 2005, we were not required to, and had not, entered into any interest rate protection agreements.

The loans and other obligations under the new senior credit facility are guaranteed by Syniverse Inc., and each of Syniverse Inc.’s direct and indirect subsidiaries (other than certain foreign subsidiaries).

Our obligations under the new senior credit facility and the guarantees are secured by:

•	a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of Syniverse Inc. and each of its direct and indirect subsidiaries, subject to certain customary exceptions, and

•	a pledge of (i) all of the capital stock of Syniverse’s direct and indirect domestic subsidiaries and (ii) two-thirds of the capital stock of certain first-tier foreign subsidiaries, if any.

Senior Subordinated Notes

On February 25, 2005, Syniverse completed a tender offer for 35% or $85,750 in aggregate principal amount of its outstanding 12 3/4% senior subordinated notes due 2009 at a premium of $12,262, related fees of $111 and accrued interest of $728. In addition to the prepayment premium of $12,262, the associated unamortized debt discount of $1,073 and deferred finance costs of $1,811 were recognized as loss on extinguishment of debt in the three months ended March 31, 2005.

8. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior subordinated notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV and Syniverse Limited, both of which are non-domestic subsidiaries, are included as non-guarantors as of March 31, 2005 and the three months ended March 31, 2005. At December 31, 2004 and for the three months ended March 31, 2004, the results of Syniverse BV and Syniverse Limited are immaterial and were included in the results of Syniverse. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse Inc. (parent only), Syniverse, and for the guarantor and non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$20,774	$61	$175	$—	$21,010
Accounts receivable, net of allowances	—	71,826	582	884	—	73,292
Accounts receivable - affiliates	—	5,254	404	—	(5,658)	—
Deferred tax assets	—	308	—	—	—	308
Prepaid and other current assets	—	7,184	276	114	—	7,574

Total current assets	—	105,346	1,323	1,173	(5,658)	102,184

Property and equipment, net	—	34,515	—	201	—	34,716
Capitalized software, net	—	52,674	—	204	—	52,878
Deferred costs, net	—	6,386	—	—	—	6,386
Goodwill	—	361,754	—	824	—	362,578
Identifiable intangibles, net:
Customer contract, net	—	3,673	—	412	—	4,085
Customer base, net	—	200,090	—	—	—	200,090
Other assets	—	157	—	—	—	157
Investment in subsidiaries	296,356	(2,762)	—	—	(293,594)	—

Total assets	$296,356	$761,833	$1,323	$2,814	$(299,252)	$763,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,843	$—	$25	$—	$4,868
Accounts payable - affiliates	—	—	—	5,658	(5,658)	—
Accrued payroll and related benefits	—	5,103	—	390	—	5,493
Accrued interest	—	4,782	—	—	—	4,782
Other accrued liabilities	—	21,555	174	652	—	22,381
Current portion of Term Note B	—	2,400	—	—	—	2,400

Total current liabilities	—	38,683	174	6,725	(5,658)	39,924

Long-term liabilities:
Deferred taxes	—	30,488	—	—	—	30,488
Senior Subordinated Notes, net of discount	—	157,308	—	—	—	157,308
Term Note B	—	237,000	—	—	—	237,000
Other long-term liabilities	—	1,998	—	—	—	1,998

Total long-term liabilities	—	426,794	—	—	—	426,794
Stockholders’ equity (deficit):
Common Stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,272	457,340	—	2,151	(459,491)	457,272
Accumulated deficit	(161,257)	(161,257)	(116,467)	(6,080)	283,804	(161,257)
Accumulated other comprehensive income	273	273	276	(3)	(546)	273

Total stockholders’ equity (deficit)	296,356	296,356	1,149	(3,911)	(293,594)	296,356

Total liabilities and stockholders’ equity	$296,356	$761,833	$1,323	$2,814	$(299,252)	$763,074

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$78,546	$166	$707	$—	$79,419

Costs and expenses:
Cost of operations	—	32,247	—	179	—	32,426
Sales and marketing	—	4,802	—	860	—	5,662
General and administrative	—	9,850	5	(146)	—	9,709
Provision for uncollectible accounts	—	445	—	—	—	445
Depreciation and amortization	—	11,818	—	67	—	11,885

	—	59,162	5	960	—	60,127

Operating income (loss)	—	19,384	161	(253)	—	19,292
Other income (expense), net:
Income (loss) from equity investment	(14,661)	(90)	—	—	14,751	—
Interest income	—	337	—	2	—	339
Interest expense	—	(10,504)	—	—	—	(10,504)
Loss on extinguishment of debt	—	(23,788)	—	—	—	(23,788)

	(14,661)	(34,045)	—	2	14,751	(33,953)

Income (loss) before provision for income taxes	(14,661)	(14,661)	161	(251)	14,751	(14,661)
Provision for income taxes	2,291	2,291	—	—	(2,291)	2,291

Net income (loss)	(16,952)	(16,952)	161	(251)	17,042	(16,952)
Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net income (loss) attributable to common stockholders	$(21,147)	$(16,952)	$161	$(251)	$17,042	$(21,147)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(16,952)	$(16,952)	$161	$(251)	$17,042	$(16,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	12,802	—	67	—	12,869
Provision for uncollectible accounts	—	445	—	—	—	445
Deferred income tax expense	—	2,287	—	—	—	2,287
(Income) loss from equity investment	14,661	90	—	—	(14,751)	—
Loss on extinguishment of debt	—	23,788	—	—	—	23,788
Changes in current assets and liabilities:
Accounts receivable	—	6,359	(68)	(578)	—	5,713
Other current assets	—	(2,868)	—	3	—	(2,865)
Accounts payable	—	(13,128)	—	403	—	(12,725)
Other current liabilities	2,291	(9,839)	(94)	125	(2,291)	(9,808)
Other assets and liabilities	—	668	—	—	—	668

Net cash provided by (used in) operating activities	—	3,652	(1)	(231)	—	3,420

Cash flows from investing activities
Capital expenditures	—	(4,179)	—	(40)	—	(4,219)

Net cash used in investing activities	—	(4,179)	—	(40)	—	(4,219)

Cash flows from financing activities
Debt issuance fees paid	—	(1,948)	—	—	—	(1,948)
Repayment of senior subordinated notes including prepayment premium and related fees	—	(98,124)	—	—	—	(98,124)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on senior credit facility	—	(600)	—	—	—	(600)
Proceeds from issuance of common stock, net of issuance costs of $20,847	—	261,073	—	—	—	261,073
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)

Net cash provided by financing activities	—	3,872	—	—	—	3,872

Effect of exchange rate changes on cash	—	—	—	18	—	18

Net increase (decrease) in cash	—	3,345	(1)	(253)	—	3,091
Cash at beginning of period	—	17,429	62	428	—	17,919

Cash at end of period	$—	$20,774	$61	$175	$—	$21,010

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$17,429	$62	$428	$—	$17,919
Accounts receivable, net of allowances	—	78,624	520	306	—	79,450
Accounts receivable - affiliates	—	4,180	398	—	(4,578)	—
Deferred tax assets	—	86	—	—	—	86
Prepaid and other current assets	—	4,317	355	117	—	4,789

Total current assets	—	104,636	1,335	851	(4,578)	102,244

Property and equipment, net	—	35,503	—	200	—	35,703
Capitalized software, net	—	54,465	—	198	—	54,663
Deferred costs, net	—	12,889	—	—	—	12,889
Goodwill	—	361,755	—	845	—	362,600
Identifiable intangibles, net:						—
Customer contract, net	—	4,753	—	475	—	5,228
Customer base, net	—	203,866	—	—	—	203,866
Investment in subsidiaries	228,754	(2,561)	—	—	(226,193)	—

Total assets	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$7,584	$—	$96	$—	$7,680
Accounts payable - affiliates	—	—	—	4,578	(4,578)	—
Accrued payroll and related benefits	—	14,457	—	996	—	15,453
Accrued interest	—	14,025	—	—	—	14,025
Other accrued liabilities	—	22,151	268	527	—	22,946
Current portion of Term Note B, net of discount	—	2,400	—	—	—	2,400

Total current liabilities	—	60,617	268	6,197	(4,578)	62,504

Long-term liabilities:
Deferred taxes	—	27,979	—	—	—	27,979
Senior Subordinated Notes, net of discount	—	241,817	—	—	—	241,817
Term Note B, net of discount	—	213,231	—	—	—	213,231
Other long-term liabilities	—	2,908	—	—	—	2,908

Total long-term liabilities	—	485,935	—	—	—	485,935

Commitments and contingencies

Redeemable preferred stock	335,614	—	—	—	—	335,614

Stockholders’ equity (deficit):
Common Stock	40	—	117,340	21	(117,361)	40
Additional paid-in capital	37,021	372,675	—	2,151	(374,826)	37,021
Accumulated deficit	(144,305)	(144,305)	(116,628)	(5,829)	266,762	(144,305)
Accumulated other comprehensive income	384	384	355	29	(768)	384

Total stockholders’ equity (deficit)	(106,860)	228,754	1,067	(3,628)	(226,193)	(106,860)

Total liabilities and stockholders’ equity	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$32,594	$44,076	$—	$76,670

Costs and expenses:
Cost of operations	—	10,880	24,275	—	35,155
Sales and marketing	—	2,494	2,781	—	5,275
General and administrative	—	3,381	5,240	—	8,621
Provision for uncollectible accounts	—	124	124	—	248
Depreciation and amortization	—	6,402	3,888	—	10,290

	—	23,281	36,308	—	59,589

Operating income	—	9,313	7,768	—	17,081

Other income (expense), net
Income from equity investment	3,315	21,040	—	(24,355)	—
Interest income	—	102	13,272	(13,203)	171
Interest expense	—	(27,134)	—	13,203	(13,931)
Other, net	—	(6)	—	—	(6)

	3,315	(5,998)	13,272	(24,355)	(13,766)

Income before provision for income taxes	3,315	3,315	21,040	(24,355)	3,315
Provision for income taxes	2,104	2,104	9,323	(11,427)	2,104

Net income	1,211	1,211	11,717	(12,928)	1,211
Preferred stock dividends	(7,601)	—	(5,744)	5,744	(7,601)

Net income (loss) attributable to common stockholders	$(6,390)	$1,211	$5,973	$(7,184)	$(6,390)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,211	$1,211	$11,717	$(12,928)	$1,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	8,945	3,888	—	12,833
Provision for uncollectible accounts	—	124	124	—	248
Deferred income tax expense	—	347	1,744	—	2,091
Loss on disposition of property	—	127	—	—	127
Income from equity investment	(3,315)	(21,039)	—	24,354	—
Changes in operating assets and liabilities:
Accounts receivable	—	(5,688)	18,361	(21,909)	(9,236)
Other current assets	—	597	—	—	597
Accounts payable	2,104	(14,515)	9,532	10,479	7,600
Other current liabilities	—	(4,976)	(137)	—	(5,113)
Other assets and liabilities	—	308	—	—	308

Net cash provided by (used in) operating activities	—	(34,559)	45,229	(4)	10,666

Cash flows from investing activities
Capital expenditures	—	(92)	(1,667)	—	(1,759)
Dividends received from equity investment	—	43,565	—	(43,565)	—

Net cash provided by (used in) investing activities	—	43,473	(1,667)	(43,565)	(1,759)

Cash flows from financing activities
Dividends paid	—	—	(43,565)	43,565	—
Principal payments on previous senior credit facility	—	(11,540)	—	—	(11,540)

Net cash used in financing activities	—	(11,540)	(43,565)	43,565	(11,540)

Effect of exchange rate changes on cash	—	(43)	—	—	(43)

Net decrease in cash	—	(2,669)	(3)	(4)	(2,676)
Cash at beginning of period	—	8,293	6	—	8,299

Cash at end of period	$—	$5,624	$3	$(4)	$5,623

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company History and Recent Events

Our business was founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE. In early 2000, GTE combined our business with its Intelligent Network Services business to further broaden our network services offering. In June 2000, when GTE and Bell Atlantic merged to form Verizon Communications Inc., we became an indirect, wholly owned subsidiary of Verizon. In February 2002, we were acquired from Verizon by members of our senior management team and an investor group led by GTCR Golder Rauner, LLC (“GTCR”).

On February 9, 2005, Syniverse Holdings, LLC (Syniverse LLC) entered into an Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement, dated as of February 9, 2005, with Syniverse Holdings, Inc. (Syniverse Inc.) and certain members of Syniverse LLC (the “Dissolution Agreement”). The Dissolution Agreement provided, among other things, for (i) the distribution of the capital stock of Syniverse Inc. to the members of Syniverse LLC, (ii) the termination of certain equity agreements among Syniverse LLC and its members and (iii) the subsequent dissolution of Syniverse LLC.

On February 9, 2005, we merged our subsidiaries, Syniverse Networks and Syniverse Finance, with and into Syniverse Technologies, Inc. (Syniverse).

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering were $261.1 million after deducting underwriting discounts, commissions and expenses, along with the $240.0 million received from our new credit facility were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for 35% of our senior subordinated notes and repay our previous senior credit facility.

On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends with $176.5 million of proceeds received from our initial public offering completed on February 10, 2005.

On March 28, 2005, we converted the remaining 115,604 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $163.4 million into 10,209,598 shares of our class A common stock.

Recent Acquisitions

On September 30, 2004, we acquired the wireless clearinghouse business of IOS North America from EDS. We paid $53.7 million on the date of the acquisition and an additional $1.1 million in January 2005 resulting from the settlement of the final working capital adjustment pursuant to the Purchase Agreement. We financed the acquisition through increased borrowings under our previous senior credit facility and available cash on hand. The primary services of IOS North America include wireless voice and data clearinghouse services. The acquisition of IOS North America has been accounted for using the purchase method of accounting, and hence its results of operations have been included since its acquisition by us. These post-acquisition revenues are reported in Technology Interoperability Services.

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

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. A small amount of our revenues are generated through software license sales. We generate our revenues primarily through the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered and flat rate pricing schedules with our customers based on certain established transaction volume levels. As a result, the average per-transaction fee for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

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

•

Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based pricing strategy and potential competitive pricing pressures.

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

•	Number Portability Services. We provide number portability services to the wireless industry. When wireless subscribers choose to change carriers but keep their existing telephone number, the former carrier must send the subscribers’ information to the new carrier. Our services perform the necessary processing between the two carriers to allow the subscribers to change service providers while keeping their existing telephone number. We primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues related to customer implementations and recognize these fees on a straight-line basis over the life of the initial customer agreements. We expect pricing and revenues to remain stable over the near term.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept calls while roaming on another carrier’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed. We expect our call processing revenues will continue to decline as a result of technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly replacing our call processing solution with our SS7 network, competitor SS7 networks, in-house SS7 networks and/or direct connections with roaming partners.

•	Enterprise Solutions Services. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. We expect a gradual decline in these revenues.

•	Off-Network Database Queries. Through interconnection with other carrier networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. Over time, these revenues are expected to continue to decline as customers seek direct connections with the database providers.

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

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005	% of Revenues	Three Months Ended March 31, 2004	% of Revenues	2005 vs. 2004 $	$ Change %
Revenues:
Technology Interoperability Services	$23,199	29.2%	$15,279	19.9%	$7,920	51.8%
Network Services	32,232	40.6%	29,811	38.9%	2,421	8.1%
Number Porting Services	11,669	14.7%	11,132	14.5%	537	4.8%
Call Processing Services	6,403	8.1%	9,312	12.1%	(2,909)	(31.2)%
Enterprise Solutions	3,082	3.8%	3,724	4.9%	(642)	(17.2)%

Revenues excluding Off-Network Data Base
Query Fees	76,585	96.4%	69,258	90.3%	7,327	10.6%
Off-Network Database Query Fees	2,834	3.6%	7,412	9.7%	(4,578)	(61.8)%

Total revenues	79,419	100.0%	76,670	100.0%	2,749	3.6%

Costs and expenses:
Cost of operations	32,426	40.8%	35,155	45.9%	(2,729)	7.8%
Sales and marketing	5,662	7.1%	5,275	6.9%	387	(7.3)%
General and administrative	9,709	12.2%	8,621	11.2%	1,088	(12.6)%
Provision for uncollectible accounts	445	0.6%	248	0.3%	197	(79.4)%
Depreciation and amortization	11,885	15.0%	10,290	13.4%	1,595	(15.5)%

	60,127	75.7%	59,589	77.7%	538	(0.9)%

Operating income	19,292	24.3%	17,081	22.3%	2,211	12.9%

Other income (expense), net:
Interest income	339	0.4%	171	0.2%	168	98.2%
Interest expense	(10,504)	(13.2)%	(13,931)	(18.2)%	3,427	24.6%
Loss on extinguishment of debt	(23,788)	(30.0)%	—	0.0%	(23,788)	(100.0)%
Other, net	—	0.0%	(6)	(0.0)%	6	100.0%

	(33,953)	(42.8)%	(13,766)	(18.0)%	(20,187)	(146.6)%

Income (loss) before provision for income taxes	(14,661)	(18.5)%	3,315	4.3%	(17,976)	(542.3)%
Provision for income taxes	2,291	2.8%	2,104	2.7%	187	(8.9)%

Net income (loss)	(16,952)	(21.3)%	1,211	1.6%	(18,163)	(1499.8)%
Preferred stock dividends	(4,195)	(5.3)%	(7,601)	(9.9)%	3,406	44.8%

Net loss attributable to common stockholders	$(21,147)	(26.6)%	$(6,390)	(8.3)%	$(14,757)	(230.9)%

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues

Total revenues increased $2.7 million to $79.4 million for the three months ended March 31, 2005 from $76.7 million for the same period in 2004. Excluding Off-Network Database Query Fees, total revenues increased $7.3 million for the three months ended March 31, 2005. The increase in revenues was primarily due to strong volume growth in Technology Interoperability Services and Network Services revenues offset in part by decreases in Call Processing and Enterprise Solutions Services revenues.

During the fourth quarter of 2004, we renewed our contract with Verizon Wireless. Consistent with our overall pricing strategy, the terms of the new contract reflects lower pricing that will, in the near term, reduce our revenues from this customer. The impact was approximately $2.1 million in the three months ended March 31, 2005 as compared to the same period in 2004. In the long run, we believe these decreases will likely be offset in part by higher transaction volumes as well as additional service offerings to Verizon Wireless.

Technology Interoperability Services revenues increased $7.9 million to $23.2 million for the three months ended March 31, 2005 from $15.3 million for the same period in 2004. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services and the addition of IOS North America results, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment.

Network Services revenues increased $2.4 million to $32.2 million for the three months ended March 31, 2005 from $29.8 million for the same period in 2004. The increase in revenues was primarily due to strong volume growth in our Global System for Mobile Communication (“GSM”) transport and intelligent database services, partially offset by price concession commensurate with our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, in 2004, one of our SS7 customers announced that it intends to migrate from our SS7 network to an in-house solution. We expect this development to reduce 2005 network services revenues by approximately $5.0 million, depending on the timing of the replacement.

Number Portability Services revenues increased $0.5 million to $11.7 million for the three months ended March 31, 2005 from $11.1 million for the same period in 2004. The increase in revenues was primarily due to higher porting activity. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. However, we will continue to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in their migration of the number portability error resolution services to their internal platforms. We will accelerate the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these by December 31, 2005. Based on this new agreement we expect 2005 number portability revenues from Sprint to remain relatively comparable to 2004 revenues, however, we will no longer have any revenues from Sprint for these services after 2005. This decrease in revenues will be partially offset by decreased costs associated with providing these services. We expect to continue providing Sprint with other number portability services other than number portability error resolution services.

Call Processing Services revenues decreased $2.9 million to $6.4 million for the three months ended March 31, 2005 from $9.3 million for the same period in 2004. The decline in call processing revenues was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues decreased $0.6 million to $3.1 million for the three months ended March 31, 2005 from $3.7 million for the same period in 2004. The decrease in revenues was primarily due to lower subscribers on our enterprise wireless data management platform.

Off-Network Database Queries revenues decreased $4.6 million to $2.8 million for the three months ended March 31, 2005 from $7.4 million for the same period in 2004. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations decreased $2.7 million to $32.4 million for the three months ended March 31, 2005 from $35.2 million for the same period in 2004. The decrease was primarily due to lower expenses related to our off-network database queries services and decreased operational costs related to our number porting services partially offset by transition costs related to our acquisition of IOS North America.

Sales and marketing expenses increased $0.4 million to $5.7 million for the three months ended March 31, 2005 from $5.3 million for the same period in 2004. The increase was primarily due to higher employee related expenses.

General and administrative expenses increased $1.1 million to $9.7 million for the three months ended March 31, 2005 from $8.6 million for the same period in 2004. The increase was primarily due to higher product development expenses related to our international expansion, expenses associated with our headquarters move, and higher expenses associated with operating as a public company.

Provision for uncollectible accounts increased $0.2 million to $0.4 million for the three months ended March 31, 2005 from $0.2 million for the same period in 2004.

Depreciation and amortization expenses increased $1.6 million to $11.9 million for the three months ended March 31, 2005 from $10.3 million for the same period in 2004. The increase was due primarily to higher depreciation and amortization expenses incurred in connection with our continuing capital expenditures related to our SS7 network and the intangible assets established as a part of purchase accounting for the IOS North America acquisition. Included in our depreciation and amortization expenses for the three months ended March 31, 2005 and 2004 is approximately $6.4 million and $5.4 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Softwright Limited and our September 2004 acquisition of IOS North America.

Other

Interest income increased $0.1 million to $0.3 million for the three months ended March 31, 2005 from $0.2 million for the same period in 2004.

Interest expense decreased $3.4 million to $10.5 million for the three months ended March 31, 2005 from $13.9 million for the same period in 2004. The decrease was primarily a result of our recapitalization occurring in the current quarter in connection with our IPO, which lowered our average debt balance and interest rate.

Loss on extinguishment of debt. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the tender of 35% of our senior subordinated notes. The loss includes a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the tendered portion of the senior subordinated notes, as well as a $12.4 million cash charge related to the prepayment premium on the tendered portion of the senior subordinated notes.

Provision for income taxes increased $0.2 million to $2.3 million for the three months ended March 31, 2005 from $2.1 million for the same period in 2004. Our provision primarily represents the increase in deferred tax liabilities related to goodwill. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. The deferred tax assets arise primarily from federal net operating losses, which expire between 2006 and 2023. These losses relate primarily to Brience’s operations in periods prior to February 14, 2002. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be payable, we are unable to consider these goodwill-related deferred tax liabilities at March 31, 2005 in this analysis of our valuation allowance.

Preferred stock dividends were $4.2 million for the three months ended March 31, 2005 and $7.6 million for the three months ended March 31, 2004. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of March 31, 2005.

Liquidity and Capital Resources

Cash Flow Information

During the three months ended March 31, 2005, our operations generated $3.4 million of cash as compared to $10.7 million for the same period in 2004. The decrease was primarily attributable to lower accrued expense balances and higher accounts receivable balances. Cash and cash equivalents were $21.0 million at March 31, 2005 as compared to $17.9 million at December 31, 2004. This increase was primarily due to an increase in cash provided by operating activities and net proceeds from the recapitalization related to our IPO, partially offset by capital expenditures. Our working capital increased $22.5 million to $62.3 million at March 31, 2005 from $39.7 million at December 31, 2004. This increase in working capital was primarily due to a decrease in our current liabilities related to the timing of payments associated with our accrued expenses. Capital expenditures for property and equipment, including capitalized software costs, increased to $4.2 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004.

For fiscal 2004, we incurred approximately $22.2 million for capital expenditures, primarily for investment in our SS7 network. For the three months ended March 31, 2005, we incurred approximately $4.2 million for capital expenditures, primarily for investment in our network and capitalized software development. We expect capital expenditures in 2005 to be approximately $20.0 million, other than the incurrence of the additional one-time capital expenses related to our lease of new office space, described below.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on the earlier to occur of November 1, 2005 or the date we occupy the lease property for purposes of conducting our business, but with lease payments not beginning until one year following the commencement date. In connection with this lease, we expect to incur one-time incremental operating expenses associated with the move of between $8.0 and $10.0 million and one-time capital costs associated with facility build out of between $8.0 and $10.0 million. We expect to incur these one-time moving-related costs and expenses, which include duplicative lease payments during the transition period and facility build out costs, during 2005 and 2006. As of March 31, 2005, we had incurred and capitalized $0.5 million of costs and had expensed $0.3 million.

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261.1 million after deducting underwriting discounts, commissions and expenses, along with the $240.0 million received from our new credit facility, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock, tender 35% of our senior subordinated notes and repay our previous senior credit facility.

Debt and Credit Facilities

New Senior Credit Facility

On February 15, 2005, we entered into a $282.0 million Credit Agreement with Lehman Brothers Inc., as lead arranger and book manager, LaSalle Bank National Association, as syndication agent, and Lehman Commercial Paper, as administrative agent. The Credit Agreement provides for a term loan of $240.0 million and a revolving credit line of $42.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by Syniverse Inc. and the U.S. subsidiaries of Syniverse.

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.75% for the revolving loans and 2.0% for the term debt. As of March 31, 2005, the applicable interest rate was 5.0% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

The obligations under the Credit Agreement are unconditionally guaranteed by the guarantors, and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse and the guarantors. The obligation under the Credit Agreement is also secured by a pledge of the capital stock of Syniverse and its direct and indirect U.S. subsidiaries.

The Credit Agreement contains covenants that will limit our ability and that of our guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from Syniverse’s subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies. The Credit Agreement also requires compliance with several financial covenants, including a maximum ratio of total indebtedness to EBITDA and a minimum ratio of EBITDA to interest expense.

We used the $240.0 million of borrowings under the new senior credit facility in combination with our IPO to repay our previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for 35% of its 12 3/4% senior subordinated notes.

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

Senior Subordinated Notes

As of March 31, 2005, we had approximately $159.3 million in aggregate principal amount of our 12 3/4% senior subordinated notes outstanding, which bear interest at a rate of 12 3/4% per annum and have a final maturity on February 1, 2009. The indenture governing our senior subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us, and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes also contains various covenants which limit our discretion in the operation of our businesses. As of March 31, 2005, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

On February 25, 2005, we tendered for approximately $85.8 million in aggregate principal amount of our senior subordinated notes reducing the aggregate principal amount outstanding to $159.3 million. In connection with our tender, we paid a premium of $12.3 million, related fees of $0.1 million and accrued interest of $0.7 million. Our semi-annual interest payments after our tender will be approximately $10.2 million every six months, or a total of $88.0 million over the remaining term of our senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2005 and 2004.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of March 31, 2005, our estimated unbilled revenues were $10.5 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $1.1 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of March 31, 2005 and our bad debt expense for the quarter then ended to change by $0.06 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of March 31, 2005 and our bad debt expense for the quarter then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of March 31, 2005, our allowance for credit memos totaled $9.9 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $1.0 million.

Impairment Losses on Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles with definite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and if deemed to be shorter than originally estimated, would result in an increase in our annual depreciation and/or amortization expense. Other than the decision to abandon our trademark in the fourth quarter of 2003, we have not had reason to adjust our estimated lives on these assets.

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not to be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No indicators of impairment were present for the period ended March 31, 2005.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No indicators of impairment were present for the period ended March 31, 2005.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America and this was recorded as a part of purchase accounting. We will review these estimates until fully paid. If our original estimates of the restructuring costs change, we will need to adjust our reserve amounts, which could change our operating income results. Historically, we have had few changes in estimates for these accruals, since we generally know the specifics at the time we adopt a restructuring plan. At March 31, 2005, our restructuring accrual remaining related to the IOS North America acquisition totaled $1.7 million. A portion of these costs has been paid in 2005 and the remainder of these costs continues to represent our best estimates. We expect to pay the remaining restructuring costs in 2005 and 2006 from available cash.

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

The most significant claims against us are as follows:

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) have asserted a claim in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. We deny these claims, believe that they are unfounded and intend to vigorously defend ourselves. We are presently engaged in arbitration.

On April 21, 2005, Syniverse filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3.3 million related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment.

We have accrued our estimate of losses related to the above claims, but there could be differences, which we are unable to estimate presently. In addition, protracted litigation would also cause us to incur legal fees, which we are unable to estimate presently.

Purchase Accounting

We have previously made estimates of the fair values of the assets acquired as of February 14, 2002, the Softwright acquisition in December 2003 and the acquisition of IOS North America in September 2004, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired as of February 14, 2002 were reduced by one year, our 2005 amortization expense would increase by approximately $1.5 million.

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

As a result of a review beginning December 31, 2003 and each quarter since then and based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109), we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets excluding deferred tax liabilities related to goodwill. Deferred tax liabilities arising from goodwill were excluded from our consideration of the valuation allowance because goodwill is not amortized for book purposes. As a result, the timing of the turnaround of these deferred tax liabilities is not predictable in a manner that would allow us to offset the deferred tax assets. Since December 31, 2003 and continuing through March 31, 2005, we have had substantial negative evidence which under SFAS 109 requires a full valuation allowance. If our profitability improves, we could conclude that the “valuation allowance” should be reduced and this would favorably impact our effective tax rate. The valuation allowance as of March 31, 2005 and December 31, 2004 was $76.1 and $68.2 million, respectively. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

We file our tax returns on a calendar year basis. As of December 31, 2004, we had federal NOLs totaling approximately $79.9 million, many of which we succeeded to as a result of our merger with Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

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

It is impossible for us to ensure that an ownership change will not occur in the future as changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of our common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding stock options by our employees would be included for purposes of determining whether we had an ownership change.

If we, or the corporate successor to Brience undergoes an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If an ownership change occurs prior to July 23, 2005, there is a significant risk that the amount of NOLs acquired from Brience that would be useable in any one year after the ownership change would be severely limited. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)). This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payment (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning January 1, 2006 using one of two methods, the modified prospective method or the modified retrospective method. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. We have not quantified the effect of SFAS 123(R) on our financial statements.

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

All forward-looking statements in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained throughout this report.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At March 31, 2005, we had $239.4 million of variable rate debt outstanding on our new senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.4 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of March 31, 2005, we were not required to, and had not, entered into any interest rate protection agreements.

As of March 31, 2005 and December 31, 2004, we had variable rate debt of approximately $239.4 million and $220.1 million ($215.6 million, net of discount at December 31, 2004), respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our March 31, 2005 position and results of operations. However, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities an Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2005, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) None.

(c) None.

(d) None

(e) None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.4	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee. (1)

10.5	Second Supplement to Indenture dated as of November 19, 2004, among Syniverse Technologies, Inc., the other Guarantors, and The Bank of New York, as Trustee. (10)

10.6	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

10.7	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.8	Form of Rule 144A Global Note. (1)

10.9	Form of Regulation S Global Note. (1)

10.10	Form of Exchange Note. (1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.12	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman. (1)

10.13	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.14	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.15	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.16	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.17	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.18	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.19	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan (12)

10.20	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.21	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.22	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.23	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.24	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.25	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.26	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

†10.30	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.31	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.32	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.33	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.34	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.35	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.36	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.37	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.38	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.39	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005 (File No. 001-32432).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1)
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005 (File No. 333-88168-1).
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005 (File No. 001-32432).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004 (File No. 333-88168-1).
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1).
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004 (File No. 333-88168-1).
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004 (File No. 333-88168-1).
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-K dated March 30, 2005 (File No. 001-32432).
†	Compensatory plan or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: May 12, 2005	/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.4	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee. (1)

10.5	Second Supplement to Indenture dated as of November 19, 2004, among Syniverse Technologies, Inc., the other Guarantors, and The Bank of New York, as Trustee. (10)

10.6	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

10.7	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.8	Form of Rule 144A Global Note. (1)

10.9	Form of Regulation S Global Note. (1)

10.10	Form of Exchange Note. (1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.12	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman. (1)

10.13	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.14	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.15	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.16	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.17	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.18	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.19	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan (12)

10.20	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.21	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.22	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.23	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.24	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.25	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.26	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

†10.30	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.31	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.32	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.33	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.34	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.35	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.36	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.37	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.38	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.39	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005 (File No. 001-32432).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1)
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005 (File No. 333-88168-1).
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005 (File No. 001-32432).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004 (File No. 333-88168-1).
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-88168-1).
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004 (File No. 333-88168-1).
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004 (File No. 333-88168-1).
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-K dated March 30, 2005 (File No. 001-32432).
†	Compensatory plan or agreement.
*	Filed herewith.