Form 10-Q
period 2005-09-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2005-11-10
CIK 1169264, 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of November 10, 2005

Syniverse Holdings, Inc.: 67,370,260 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 1,000 shares of common stock, no par value,

all of which is owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$23,004	$17,919
Accounts receivable, net of allowances of $1,432 and $1,142, respectively	72,335	79,450
Deferred tax assets, net	379	86
Prepaid and other current assets	6,385	4,789

Total current assets	102,103	102,244

Property and equipment, net	37,025	35,703
Capitalized software, net	51,176	54,663
Deferred costs, net	6,676	12,889
Goodwill	362,254	362,600
Identifiable intangibles, net:
Customer contract, net	1,802	5,228
Customer base, net	193,022	203,866
Other assets	1,592	—

Total assets	$755,650	$777,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,944	$7,680
Accrued payroll and related benefits	11,245	15,453
Accrued interest	1,732	14,025
Other accrued liabilities	23,675	22,946
Current portion of Term Note B	1,801	2,400

Total current liabilities	43,397	62,504

Long-term liabilities:
Deferred tax liabilities	34,925	27,979
12.75% Senior Subordinated Notes due 2009, net of discount	14,374	241,817
7.75% Senior Subordinated Notes due 2013	175,000	—
Term Note B, net of discount	176,974	213,231
Other long-term liabilities	1,747	2,908

Total long-term liabilities	403,020	485,935

Commitments and contingencies

Class A cumulative redeemable preferred stock, par value $0.01; 300,000 shares authorized, 0 and 240,479.70 issued and outstanding at September 30, 2005 and December 31, 2004, respectively, including accrued and unpaid dividends of $0 and $95,134 at September 30, 2005 and December 31, 2004 (redemption value of $0 and $335,614 at September 30, 2005 and December 31, 2004, respectively)	—	335,614

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 67,667,228 shares issued and 67,370,260 shares outstanding and 39,837,630 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	68	40
Additional paid-in capital	457,158	37,021
Accumulated deficit	(149,774)	(144,305)
Accumulated other comprehensive income	1,804	384
Less treasury stock, at cost (296,968 shares at September 30, 2005)	(23)	—

Total stockholders’ equity (deficit)	309,233	(106,860)

Total liabilities and stockholders’ equity	$755,650	$777,193

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$91,879	$82,480	$258,173	$244,091

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	31,603	33,557	98,475	104,983
Sales and marketing	6,227	4,615	17,701	15,059
General and administrative	13,425	10,393	35,271	27,918
Provision for (recovery of) uncollectible accounts	224	(21)	912	(30)
Depreciation and amortization	11,246	10,142	35,321	30,323
Restructuring	143	—	143	289
Impairment losses on intangible assets	—	8,982	—	8,982

	62,868	67,668	187,823	187,524

Operating income	29,011	14,812	70,350	56,567

Other income (expense), net:
Interest income	587	329	1,324	927
Interest expense	(8,492)	(13,841)	(27,586)	(40,165)
Loss on extinguishment of debt	(19,016)	—	(42,804)	—
Other, net	(6)	(6)	(6)	(12)

	(26,927)	(13,518)	(69,072)	(39,250)

Income before provision for income taxes	2,084	1,294	1,278	17,317
Provision for income taxes	2,379	2,316	6,747	6,508

Net income (loss)	(295)	(1,022)	(5,469)	10,809
Preferred stock dividends	—	(7,986)	(4,195)	(23,379)

Net loss attributable to common stockholders	$(295)	$(9,008)	$(9,664)	$(12,570)

Net loss per common share:
Basic	$(0.00)	$(0.23)	$(0.16)	$(0.32)

Diluted	$(0.00)	$(0.23)	$(0.16)	$(0.32)

Weighted average common shares outstanding:
Basic	66,289	39,838	60,442	39,838

Diluted	66,289	39,838	60,442	39,838

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(5,469)	$10,809
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	38,189	37,420
Provision for (recovery of) uncollectible accounts	912	(30)
Deferred income tax expense	6,653	6,275
Loss on extinguishment of debt	42,804	—
Loss on disposition of property	611	133
Impairment losses on intangible assets	—	8,982
Changes in operating assets and liabilities:
Accounts receivable	6,203	(9,929)
Other current assets	(20)	1,303
Accounts payable	(6,897)	3,968
Other current liabilities	(11,564)	(4,216)
Other assets and liabilities	(1,018)	(461)

Net cash provided by operating activities	70,404	54,254

Cash flows from investing activities
Capital expenditures	(19,292)	(17,403)
Acquisition of IOS North America	—	(55,375)

Net cash used in investing activities	(19,292)	(72,778)

Cash flows from financing activities
Debt issuance fees paid	(6,534)	(1,102)
Repayment of 12.75% senior subordinated notes due 2009 including prepayment premium and related fees	(257,661)	—
Repayment of previous senior credit facility	(220,073)	—
Borrowings under previous senior credit facility	—	44,500
Principal payments on previous senior credit facility	—	(20,100)
Borrowings under new senior credit facility	240,000	—
Principal payments on new senior credit facility	(61,225)	—
Proceeds from issuance of 7.75% senior subordinated notes due 2013	175,000	—
Proceeds from issuance of common stock, net of issuance costs of $20,961	260,959	—
Redemption of Class A preferred stock at liquidation value	(176,456)	—
Purchase of treasury stock	(23)	—

Net cash (used in) provided by financing activities	(46,013)	23,298

Effect of exchange rate changes on cash	(14)	(47)

Net increase in cash	5,085	4,727
Cash at beginning of period	17,919	8,299

Cash at end of period	$23,004	$13,026

Supplemental cash flow information
Interest paid	$37,982	$42,155
Income taxes paid	140	71

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

1. Business and Recent Organizational Changes

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our solutions simplify technology complexities by integrating disparate carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. Many carriers depend on our integrated suite of services to solve their most complex technology challenges and to facilitate the rapid deployment of next generation wireless services. We provide our services to over 330 telecommunication carriers in approximately 44 countries, including the ten largest U.S. carriers and nine of the ten largest international wireless carriers. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

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

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,959 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility described in Note 7, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock described in Note 4, tender for 35% of our 12 3/4% senior subordinated notes described in Note 7 and repay and terminate our previous senior credit facility described in Note 7.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS routing services and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. Software license fees are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the shorter of the life of the initial customer agreement or the period remaining until the amended contract end date for those contracts terminated early.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to database providers. We pass these charges on to our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transactions are processed.

Due to our billing cycles, which for some products lag as much as 40 days after the month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have not been materially different from our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted services could adversely affect our ability to reasonably estimate unbilled revenue.

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

Outstanding options as of September 30, 2005 and 2004 had a weighted average remaining contractual life of 8.2 and 8.7 years, respectively.

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

	Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	4.21%	4.30%
Volatility factor	34.0	—
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets; therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through September 30, 2005. However, this had no material impact due to the small number of options granted in the nine month period ended September 30, 2005. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models provided ranges of the fair value of our employee stock options issued prior to our initial public offering. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed.

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the three and nine month period ended September 30, 2005 excludes 1,081,629 and 1,193,029 shares, respectively, which represent the weighted average number of shares, which were not fully vested. There were no unvested shares outstanding in 2004. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2005 and 2004, options to purchase 409,048 and 311,311 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net loss per common share amounts are identical.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(295)	$(9,008)	$(9,664)	$(12,570)
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	66,289	39,838	60,442	39,838
Potentially dilutive stock options	—	—	—	—

Diluted weighted-average common shares outstanding	66,289	39,838	60,442	39,838

Basic net loss per common share	$0.00	$(0.23)	$(0.16)	$(0.32)

Diluted net loss per common share	$0.00	$(0.23)	$(0.16)	$(0.32)

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(295)	$(1,022)	$(5,469)	$10,809
Net unrealized gain (loss) on investments	1,466	(135)	1,576	(126)
Foreign currency translation loss	(37)	(13)	(156)	(19)

Total	$1,134	$(1,170)	$(4,049)	$10,664

The balance in accumulated other comprehensive income as of September 30, 2005 is comprised of $1,931 in unrealized gains on investments and a foreign currency translation loss of $127.

Available-for-Sale Securities

Our investments in equity securities are composed primarily of a less than 5% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These equity securities are included in other current assets in the accompanying condensed consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). As of September 30, 2005 and December 31, 2004, available-for-sale securities had a fair value of $1,936 and $355, respectively. Because the cost of these securities had previously been written-off due to other than temporary declines in value, the fair value of these securities reflects unrealized holding gains of $1,931 and $355 at September 30, 2005 and December 31, 2004, respectively.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of September 30, 2005, our investment was $888 and is included in other assets.

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

Segment Reporting

For all periods reported, we operated as a single segment since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended September 30, 2005 and 2004, we derived 85.8% and 87.6%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2005 and 2004, we derived 86.5% and 88.9%, respectively, of our revenues from customers in the United States.

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

Recent Accounting Pronouncements

On December 16, 2004, Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)), was issued. This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning January 1, 2006 using one of two methods, the modified prospective approach or the modified retrospective approach. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. While the impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future, had Syniverse adopted SFAS 123(R) for options granted during the nine months ended September 30, 2005, the impact would have been immaterial to our consolidated financial position and results of operations.

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

5. Restructurings

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings Limited (formerly Softwright Holdings Limited) resulting in the termination of 10 employees. As a result, we incurred $289 in severance related costs in April 2004. The payments related to this were completed in April 2004. These charges were recognized in our 2004 statement of operations.

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

On September 30, 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $143 in severance related costs in the three months ended September 30, 2005. The payments related to this restructuring plan will be paid through December 2005.

In the nine months ended September 30, 2005, we had the following activity in our restructuring accruals:

	December 31, 2004 Balance	Additions	Payments	Reductions	September 30, 2005 Balance
September 2004 Restructuring
Termination costs	$788	$—	$(394)	$—	$394
Relocation costs	1,100	—	(444)	(273)	383
September 2005 Restructuring
Termination costs	—	143	—	—	143

Total	$1,888	$143	$(838)	$(273)	$920

6. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2005, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2,100 of the $7,281 it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. We are now engaged in litigation and arbitration.

On April 21, 2005, we filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3,290 related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment.

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint was based on our discovery in the second quarter of 2005 that EDS was offering to provide clearing services to one of our customers when the customer’s contract with Syniverse expires in 2006. We believe this offer to provide clearing services to that customer constitutes a breach of certain non-compete obligations of EDS contained in the 2004 Asset Purchase Agreement between EDS and us. On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1 million surety bond, which we have now paid. We intend to continue to pursue this matter vigorously.

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

On February 15, 2005, Syniverse borrowed $240,000 under the Term Note B portion of the new senior credit facility. Principal outstanding as of September 30, 2005 was $178,775.

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

At September 30, 2005, the interest rate on the Term Note B was 6.03% based on the LIBOR option.

As of September 30, 2005, the Term Note B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Twelve months ending September 30,	Term Note B
2006	$1,801
2007	1,801
2008	1,801
2009	1,801
2010	1,801
2011	1,801
2012	167,969

Total	$178,775

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

Under the terms of the new senior credit facility at least 25% of our funded debt as defined in our Credit Agreement must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of September 30, 2005, we were not required to, and had not, entered into any interest rate protection agreements.

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

12 3/4% Senior Subordinated Notes Due 2009

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

On August 24, 2005, Syniverse completed a tender offer for $144,750 in aggregate principal amount of its outstanding 12 3/4% senior subordinated notes due 2009 at a premium of $14,301, related fees of $485 and accrued interest of $1,179. In addition to the prepayment premium of $14,301, the associated unamortized debt discount of $1,574 and deferred finance costs of $2,655 were recognized as loss on extinguishment of debt in the third quarter of 2005.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, Syniverse completed a private offering of $175,000 of its 7 3/4% Senior Subordinated Notes due 2013. Interest on the notes will accrue at the rate of 7 3/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to tender $144,750 of our outstanding 12 3/4% senior subordinated notes due 2009. The remaining funds will be held for the expected redemption, on or before February 1, 2006, of the remaining 12 3/4% senior subordinated notes due 2009 not tendered in August 2005 of $14,500, plus payment of related premium of approximately $924. The balance of funds necessary for the redemption will be paid from cash on hand or borrowing under our revolving line of credit.

The 7 3/4% Senior Subordinated Notes due 2013 are general unsecured obligations of Syniverse, and are unconditionally guaranteed by Syniverse Inc. and each of the domestic subsidiaries of Syniverse. At any time prior to August 15, 2008, Syniverse may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more qualifying equity offerings by Syniverse or a contribution to Syniverse’s common equity capital made with the net cash proceeds of a concurrent equity offering by the Parent (but excluding any reserved contribution); provided that:

(1)	at least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) remains outstanding immediately after the occurrence of such redemption; and

(2)	the redemption occurs within 90 days of the date of the closing of such equity offering.

The notes may be redeemed, in whole or in part, at any time prior to August 15, 2009, at the option of Syniverse upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium as of, and accrued and unpaid interest and liquidated damages, if any, to, the applicable redemption date, subject to the rights of noteholders on the relevant record date to receive interest on the relevant interest payment date.

Except pursuant to the two preceding paragraphs, the notes will not be redeemable at Syniverse’s option prior to August 15, 2009. Syniverse is not prohibited, however, from acquiring the notes by means other than a redemption, whether pursuant to a tender offer or otherwise, assuming such acquisition does not otherwise violate the terms of the indenture.

After August 15, 2009, Syniverse may redeem all or a part of the notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below, subject to the rights of noteholders on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2009	103.875%
2010	101.938%
2011 and thereafter	100.000%

Unless Syniverse defaults in the payment of the redemption price, interest will cease to accrue on the notes or portions thereof called for redemption on the applicable redemption date.

Syniverse is not required to make mandatory redemption or sinking fund payments with respect to the notes.

The notes contain various other provisions in the event of a change in control or asset sales, and they also contain certain covenants that will, among other things, limit Syniverse’s ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of their subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates.

On November 4, 2005, Syniverse commenced an offer to exchange up to $175,000 principal amount of its Series B 7 3/4% Senior Subordinated Notes due 2013 for any and all outstanding 7 3/4% Senior Subordinated Notes due 2013. The new notes have substantially identical terms of the original notes, except that the new notes have been registered under the Securities Act of 1933, as amended.

8. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior subordinated notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse (collectively, the Guarantors). The results of Syniverse BV and Syniverse Limited, both of which are non-domestic subsidiaries, are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and statements of cash flows information for Syniverse Inc. (parent only), Syniverse and for the guarantor and non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$21,702	$60	$1,242	$—	$23,004
Accounts receivable, net of allowances	—	71,239	379	717	—	72,335
Accounts receivable - affiliates	—	6,516	431	—	(6,947)	—
Deferred tax assets, net	—	379	—	—	—	379
Prepaid and other current assets	—	4,338	1,931	116	—	6,385

Total current assets	—	104,174	2,801	2,075	(6,947)	102,103

Property and equipment, net	—	36,868	—	157	—	37,025
Capitalized software, net	—	51,011	—	165	—	51,176
Deferred costs, net	—	6,676	—	—	—	6,676
Goodwill	—	361,481	—	773	—	362,254
Identifiable intangibles, net:						—
Customer contract, net	—	1,468	—	334	—	1,802
Customer base, net	—	193,022	—	—	—	193,022
Other assets	—	1,592	—	—	—	1,592
Investment in subsidiaries	309,233	(2,449)	—	—	(306,784)	—

Total assets	$309,233	$753,843	$2,801	$3,504	$(313,731)	$755,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,954	$—	$(10)	$—	$4,944
Accounts payable - affiliates	—	—	—	6,947	(6,947)	—
Accrued payroll and related benefits	—	10,525	—	720	—	11,245
Accrued interest	—	1,732	—	—	—	1,732
Other accrued liabilities	—	22,578	403	694	—	23,675
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	—	41,590	403	8,351	(6,947)	43,397

Long-term liabilities:
Deferred tax liabilities	—	34,925	—	—	—	34,925
12.75% Senior Subordinated Notes due 2009, net of discount	—	14,374	—	—	—	14,374
7.75% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	176,974	—	—	—	176,974
Other long-term liabilities	—	1,747	—	—	—	1,747

Total long-term liabilities	—	403,020	—	—	—	403,020

Stockholders’ equity (deficit):
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,158	457,226	—	2,151	(459,377)	457,158
Accumulated deficit	(149,774)	(149,774)	(116,873)	(6,892)	273,539	(149,774)
Accumulated other comprehensive income	1,804	1,804	1,931	(127)	(3,608)	1,804
Less treasury stock, at cost	(23)	(23)	—	—	23	(23)

Total stockholders’ equity (deficit)	309,233	309,233	2,398	(4,847)	(306,784)	309,233

Total liabilities and stockholders’ equity	$309,233	$753,843	$2,801	$3,504	$(313,731)	$755,650

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$91,143	$(565)	$1,301	$—	$91,879

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	31,263	—	340	—	31,603
Sales and marketing	—	5,441	—	786	—	6,227
General and administrative	—	13,188	5	232	—	13,425
Provision for uncollectible accounts	—	224	—	—	—	224
Depreciation and amortization	—	11,184	—	62	—	11,246
Restructuring	—	—	—	143	—	143

	—	61,300	5	1,563	—	62,868

Operating income (loss)	—	29,843	(570)	(262)	—	29,011

Other income (expense), net:
Income (loss) from equity investment	2,084	(831)	—	—	(1,253)	—
Interest income	—	584	—	3	—	587
Interest expense	—	(8,490)	—	(2)	—	(8,492)
Loss on extinguishment of debt	—	(19,016)	—	—	—	(19,016)
Other, net	—	(6)	—	—	—	(6)

	2,084	(27,759)	—	1	(1,253)	(26,927)

Income (loss) before provision for income taxes	2,084	2,084	(570)	(261)	(1,253)	2,084

Provision for income taxes	2,379	2,379	—	—	(2,379)	2,379

Net loss	(295)	(295)	(570)	(261)	1,126	(295)

Preferred stock dividends	—	—	—	—	—	—

Net loss attributable to common stockholders	$(295)	$(295)	$(570)	$(261)	$1,126	$(295)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$255,548	$(235)	$2,860	$—	$258,173

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	97,660	—	815	—	98,475
Sales and marketing	—	15,309	—	2,392	—	17,701
General and administrative	—	34,884	11	376	—	35,271
Provision for uncollectible accounts	—	912	—	—	—	912
Depreciation and amortization	—	35,127	—	194	—	35,321
Restructuring	—	—	—	143		143

	—	183,892	11	3,920	—	187,823

Operating income (loss)	—	71,656	(246)	(1,060)	—	70,350

Other income (expense), net:
Income (loss) from equity investment	1,278	(1,309)	—	—	31	—
Interest income	—	1,320	—	4	—	1,324
Interest expense	—	(27,579)	—	(7)	—	(27,586)
Loss on extinguishment of debt	—	(42,804)	—	—	—	(42,804)
Other, net	—	(6)	—	—	—	(6)

	1,278	(70,378)	—	(3)	31	(69,072)

Income (loss) before provision for income taxes	1,278	1,278	(246)	(1,063)	31	1,278

Provision for income taxes	6,747	6,747	—	—	(6,747)	6,747

Net loss	(5,469)	(5,469)	(246)	(1,063)	6,778	(5,469)

Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net loss attributable to common stockholders	$(9,664)	$(5,469)	$(246)	$(1,063)	$6,778	$(9,664)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(5,469)	$(5,469)	$(246)	$(1,063)	$6,778	$(5,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	37,995	—	194	—	38,189
Provision for uncollectible accounts	—	912	—	—	—	912
Deferred income tax expense	—	6,653	—	—	—	6,653
(Income) loss from equity investment	(1,278)	1,309	—	—	(31)	—
Loss on extinguishment of debt	—	42,804	—	—	—	42,804
Loss on disposition of property	—	611	—	—	—	611
Changes in operating assets and liabilities:
Accounts receivable	—	6,506	108	(411)	—	6,203
Other current assets	—	(21)	—	1	—	(20)
Accounts payable	—	(8,884)	—	1,987	—	(6,897)
Other current liabilities	6,747	(11,867)	136	167	(6,747)	(11,564)
Other assets and liabilities	—	(1,018)	—	—	—	(1,018)

Net cash provided by (used in) operating activities	—	69,531	(2)	875	—	70,404

Cash flows from investing activities
Capital expenditures	—	(19,245)	—	(47)	—	(19,292)

Net cash used in investing activities	—	(19,245)	—	(47)	—	(19,292)

Cash flows from financing activities
Debt issuance fees paid	—	(6,534)	—	—	—	(6,534)
Repayment of 12.75% senior subordinated notes due 2009 including prepayment premium and related fees	—	(257,661)	—	—	—	(257,661)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on new senior credit facility	—	(61,225)	—	—	—	(61,225)
Proceeds from issuance of 7.75% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,959	—	—	—	260,959
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)
Purchase of treasury stock	—	(23)	—	—	—	(23)

Net cash used in financing activities	—	(46,013)	—	—	—	(46,013)

Effect of exchange rate changes on cash	—	—	—	(14)	—	(14)

Net increase (decrease) in cash	—	4,273	(2)	814	—	5,085
Cash at beginning of period	—	17,429	62	428	—	17,919

Cash at end of period	$—	$21,702	$60	$1,242	$—	$23,004

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$17,429	$62	$428	$—	$17,919
Accounts receivable, net of allowances	—	78,624	520	306	—	79,450
Accounts receivable—affiliates	—	4,180	398	—	(4,578)	—
Deferred tax assets	—	86	—	—	—	86
Prepaid and other current assets	—	4,317	355	117	—	4,789

Total current assets	—	104,636	1,335	851	(4,578)	102,244

Property and equipment, net	—	35,503	—	200	—	35,703
Capitalized software, net	—	54,465	—	198	—	54,663
Deferred costs, net	—	12,889	—	—	—	12,889
Goodwill	—	361,755	—	845	—	362,600
Identifiable intangibles, net:						—
Customer contract, net	—	4,753	—	475	—	5,228
Customer base, net	—	203,866	—	—	—	203,866
Investment in subsidiaries	228,754	(2,561)	—	—	(226,193)	—

Total assets	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$7,584	$—	$96	$—	$7,680
Accounts payable—affiliates	—	—	—	4,578	(4,578)	—
Accrued payroll and related benefits	—	14,457	—	996	—	15,453
Accrued interest	—	14,025	—	—	—	14,025
Other accrued liabilities	—	22,151	268	527	—	22,946
Current portion of Term Note B	—	2,400	—	—	—	2,400

Total current liabilities	—	60,617	268	6,197	(4,578)	62,504

Long-term liabilities:
Deferred taxes	—	27,979	—	—	—	27,979
12 3/4% Senior Subordinated Notes due 2009, net of discount	—	241,817	—	—	—	241,817
Term Note B	—	213,231	—	—	—	213,231
Other long-term liabilities	—	2,908	—	—	—	2,908

Total long-term liabilities	—	485,935	—	—	—	485,935
Commitments and contingencies
Redeemable preferred stock	335,614	—	—	—	—	335,614
Stockholders’ equity (deficit):
Common stock	40	—	117,340	21	(117,361)	40
Additional paid-in capital	37,021	372,675	—	2,151	(374,826)	37,021
Accumulated deficit	(144,305)	(144,305)	(116,628)	(5,829)	266,762	(144,305)
Accumulated other comprehensive income	384	384	355	29	(768)	384

Total stockholders’ equity (deficit)	(106,860)	228,754	1,067	(3,628)	(226,193)	(106,860)

Total liabilities and stockholders’ equity	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$35,487	$46,648	$374	$(29)	$82,480

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	10,920	22,524	113	—	33,557
Sales and marketing	—	1,651	2,468	496	—	4,615
General and administrative	—	3,712	6,076	634	(29)	10,393
Provision for (recovery of) uncollectible accounts	—	(70)	(12)	61	—	(21)
Depreciation and amortization	—	5,404	4,669	69	—	10,142
Restructuring	—	—	—	—	—	—
Impairment losses on intangible assets	—	8,982	—	—		8,982

	—	30,599	35,725	1,373	(29)	67,668

Operating income (loss)	—	4,888	10,923	(999)	—	14,812

Other income (expense), net:
Income from equity investment	1,294	23,338	—	—	(24,632)	—
Interest income	—	261	13,415	1	(13,348)	329
Interest expense	—	(27,187)	—	(2)	13,348	(13,841)
Other, net	—	(6)	—	—	—	(6)

	1,294	(3,594)	13,415	(1)	(24,632)	(13,518)

Income (loss) before provision for income taxes	1,294	1,294	24,338	(1,000)	(24,632)	1,294

Provision for income taxes	2,316	2,316	8,558	—	(10,874)	2,316

Net income (loss)	(1,022)	(1,022)	15,780	(1,000)	(13,758)	(1,022)

Preferred stock dividends	(7,986)	—	(5,744)	—	5,744	(7,986)

Net income (loss) attributable to common stockholders	$(9,008)	$(1,022)	$10,036	$(1,000)	$(8,014)	$(9,008)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$102,107	$141,128	$885	$(29)	$244,091

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	32,509	71,720	754	—	104,983
Sales and marketing	—	5,831	8,101	1,127	—	15,059
General and administrative	—	9,359	16,766	1,822	(29)	27,918
Provision for (recovery of) uncollectible accounts	—	(67)	(25)	62	—	(30)
Depreciation and amortization	—	17,471	12,670	182	—	30,323
Restructuring	—	—	—	289	—	289
Impairment losses on intangible assets	—	8,982	—	—	—	8,982

	—	74,085	109,232	4,236	(29)	187,524

Operating income (loss)	—	28,022	31,896	(3,351)	—	56,567

Other income (expense), net:
Income from equity investment	17,317	68,648	—	—	(85,965)	—
Interest income	—	687	57,022	3	(56,785)	927
Interest expense	—	(79,907)	(17,028)	(15)	56,785	(40,165)
Other, net	—	(133)	—	121	—	(12)

	17,317	(10,705)	39,994	109	(85,965)	(39,250)

Income (loss) before provision for income taxes	17,317	17,317	71,890	(3,242)	(85,965)	17,317

Provision for income taxes	6,508	6,508	27,213	—	(33,721)	6,508

Net income (loss)	10,809	10,809	44,677	(3,242)	(52,244)	10,809

Preferred stock dividends	(23,379)	—	(17,233)	—	17,233	(23,379)

Net income (loss) attributable to common stockholders	$(12,570)	$10,809	$27,444	$(3,242)	$(35,011)	$(12,570)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$10,809	$10,809	$44,677	$(3,241)	$(52,245)	$10,809
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	24,568	12,670	182	—	37,420
Provision for (recovery of ) uncollectible accounts	—	(66)	(25)	61	—	(30)
Deferred income tax expense	—	995	5,280	—	—	6,275
Loss on disposition of property	—	64	69	—	—	133
Impairment losses on intangible assets	—	8,982	—	—	—	8,982
Income from equity investment	(17,317)	(68,619)	—	—	85,936	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2,171)	(9,152)	94	1,300	(9,929)
Other current assets	—	1,260	63	(20)	—	1,303
Accounts payable	6,508	26,364	2,391	3,725	(35,020)	3,968
Other current liabilities	—	(3,502)	52	(795)	29	(4,216)
Other assets and liabilities	—	(461)	—	—	—	(461)

Net cash provided by (used in) operating activities	—	(1,777)	56,025	6	—	54,254

Cash flows from investing activities
Capital expenditures	—	(4,980)	(12,401)	(22)	—	(17,403)
Acquisition of IOS North America	—	(55,375)	—	—	—	(55,375)
Dividends received from equity investment	—	43,565	—	—	(43,565)	—

Net cash used in investing activities	—	(16,790)	(12,401)	(22)	(43,565)	(72,778)

Cash flows from financing activities
Dividends paid	—	—	(43,565)	—	43,565	—
Debt issuance fees paid	—	(1,102)	—	—	—	(1,102)
Principal payments on previous senior credit facility	—	(20,100)	—	—	—	(20,100)
Borrowings under previous senior credit facility	—	44,500	—	—	—	44,500

Net cash provided by (used in) financing activities	—	23,298	(43,565)	—	43,565	23,298

Effect of exchange rate changes on cash	—	—	—	(47)	—	(47)

Net increase (decrease) in cash	—	4,731	59	(63)	—	4,727
Cash at beginning of period	—	8,095	6	198	—	8,299

Cash at end of period	$—	$12,826	$65	$135	$—	$13,026

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

On February 9, 2005, we merged our subsidiaries, Syniverse Networks and Syniverse Finance, with and into Syniverse Technologies, Inc. (Syniverse).

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering were $261.0 million after deducting underwriting discounts, commissions and expenses, and, along with the $240.0 million received from our new credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for 35% of our 12 3/4% senior subordinated notes and repay our previous senior credit facility.

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

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005	% of Revenues	Three Months Ended September 30, 2004	% of Revenues	2005 vs. 2004 $	$ Change %
Revenues:
Technology Interoperability Services	$30,662	33.4%	$20,919	25.4%	$9,743	46.6%
Network Services	35,227	38.3%	33,086	40.1%	2,141	6.5%
Number Porting Services	13,300	14.5%	11,560	14.0%	1,740	15.1%
Call Processing Services	7,158	7.8%	8,278	10.0%	(1,120)	(13.5)%
Enterprise Solutions	2,517	2.7%	3,508	4.3%	(991)	(28.2)%

Revenues excluding Off-Network Data Base
Query Fees	88,864	96.7%	77,351	93.8%	11,513	14.9%
Off-Network Database Query Fees	3,015	3.3%	5,129	6.2%	(2,114)	(41.2)%

Total revenues	91,879	100.0%	82,480	100.0%	9,399	11.4%

Costs and expenses:
Cost of operations	31,603	34.4%	33,557	40.7%	(1,954)	(5.8)%
Sales and marketing	6,227	6.8%	4,615	5.6%	1,612	34.9%
General and administrative	13,425	14.6%	10,393	12.6%	3,032	29.2%
Provision for (recovery of) uncollectible accounts	224	0.2%	(21)	(0.0)%	245	(1166.7)%
Depreciation and amortization	11,246	12.2%	10,142	12.3%	1,104	10.9%
Restructuring	143	0.2%	—	0.0%	143	0.0%
Impairment losses on intangible assets	—	0.0%	8,982	10.8%	(8,982)	(100.0)%

	62,868	68.4%	67,668	82.0%	(4,800)	(7.1)%

Operating income	29,011	31.6%	14,812	18.0%	14,199	95.9%

Other income (expense), net:
Interest income	587	0.6%	329	0.4%	258	78.4%
Interest expense	(8,492)	(9.2)%	(13,841)	(16.8)%	5,349	(38.6)%
Loss on extinguishment of debt	(19,016)	(20.7)%	—	0.0%	(19,016)	(100.0)%
Other, net	(6)	(0.0)%	(6)	(0.0)%	—	0.0%

	(26,927)	(29.3)%	(13,518)	(16.4)%	(13,409)	99.2%

Income before provision for income taxes	2,084	2.3%	1,294	1.6%	790	61.1%
Provision for income taxes	2,379	2.6%	2,316	2.8%	63	2.7%

Net loss	(295)	(0.3)%	(1,022)	(1.2)%	727	(71.1)%
Preferred stock dividends	—	0.0%	(7,986)	(9.7)%	7,986	(100.0)%

Net loss attributable to common stockholders	$(295)	(0.3)%	$(9,008)	(10.9)%	$8,713	(96.7)%

	Nine Months Ended September 30, 2005	% of Revenues	Nine Months Ended September 30, 2004	% of Revenues	2005 vs. 2004 $	$ Change %
Revenues:
Technology Interoperability Services	$81,062	31.4%	$54,507	22.3%	$26,555	48.7%
Network Services	100,874	39.1%	97,754	40.0%	3,120	3.2%
Number Porting Services	37,576	14.5%	34,464	14.1%	3,112	9.0%
Call Processing Services	20,883	8.1%	25,831	10.6%	(4,948)	(19.2)%
Enterprise Solutions	8,526	3.3%	10,929	4.6%	(2,403)	(22.0)%

Revenues excluding Off-Network Data Base
Query Fees	248,921	96.4%	223,485	91.6%	25,436	11.4%
Off-Network Database Query Fees	9,252	3.6%	20,606	8.4%	(11,354)	(55.1)%

Total revenues	258,173	100.0%	244,091	100.0%	14,082	5.8%

Costs and expenses:
Cost of operations	98,475	38.1%	104,983	43.0%	(6,508)	(6.2)%
Sales and marketing	17,701	6.8%	15,059	6.2%	2,642	17.5%
General and administrative	35,271	13.7%	27,918	11.4%	7,353	26.3%
Provision for (recovery of) uncollectible accounts	912	0.4%	(30)	(0.0)%	942	(3140.0)%
Depreciation and amortization	35,321	13.7%	30,323	12.4%	4,998	16.5%
Restructuring	143	0.1%	289	0.1%	(146)	(50.5)%
Impairment losses on intangible assets	—	0.0%	8,982	3.7%	(8,982)	(100.0)%

	187,823	72.8%	187,524	76.8%	299	0.2%

Operating income	70,350	27.2%	56,567	23.2%	13,783	24.4%

Other income (expense), net:
Interest income	1,324	0.5%	927	0.4%	397	42.8%
Interest expense	(27,586)	(10.7)%	(40,165)	(16.5)%	12,579	(31.3)%
Loss on extinguishment of debt	(42,804)	(16.6)%	—	0.0%	(42,804)	100.0%
Other, net	(6)	(0.0)%	(12)	(0.0)%	6	(50.0)%

	(69,072)	(26.8)%	(39,250)	(16.1)%	(29,822)	76.0%

Income before provision for income taxes	1,278	0.4%	17,317	7.1%	(16,039)	(92.6)%
Provision for income taxes	6,747	2.6%	6,508	2.7%	239	3.7%

Net income (loss)	(5,469)	(2.2)%	10,809	4.4%	(16,278)	(150.6)%
Preferred stock dividends	(4,195)	(1.6)%	(23,379)	(9.6)%	19,184	(82.1)%

Net loss attributable to common stockholders	$(9,664)	(3.8)%	$(12,570)	(5.2)%	$2,906	(23.1)%

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenues increased $9.4 million to $91.9 million for the three months ended September 30, 2005 from $82.5 million for the same period in 2004. Total revenues increased $14.1 million to $258.2 million for the nine months ended September 30, 2005 from $244.1 million for the same period in 2004. Excluding Off-Network Database Query Fees, which decreased $2.1 million and $11.4 million for the three and nine months ended September 30, 2005, respectively, total revenues increased $11.5 million and $25.4 million for the three and nine months ended September 30, 2005, respectively. The increase in revenues was primarily due to strong volume growth in Technology Interoperability Services, the addition of IOS North America results, growth in Network Services and Number Porting Services revenues offset in part by decreases in Call Processing and Enterprise Solutions Services revenues.

During the fourth quarter of 2004, we renewed our contract with Verizon Wireless. Consistent with our overall pricing strategy, the terms of the new contract reflect lower pricing that will, in the near term, reduce our revenues from this customer. The impact was approximately $6.9 million in the nine months ended September 30, 2005 as compared to the same period in 2004. In the long run, we believe these decreases will likely be offset in part by higher transaction volumes as well as additional service offerings to Verizon Wireless.

Technology Interoperability Services revenues increased $9.7 million to $30.7 million for the three months ended September 30, 2005 from $20.9 million for the same period in 2004. Technology Interoperability Services revenues increased $26.6 million to $81.1 million for the nine months ended September 30, 2005 from $54.5 million for the same period in 2004. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services and the addition of IOS North America results, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment.

Network Services revenues increased $2.1 million to $35.2 million for the three months ended September 30, 2005 from $33.1 million for the same period in 2004. Network Services revenues increased $3.1 million to $100.9 million for the nine months ended September 30, 2005 from $97.8 million for the same period in 2004. The increase in revenues was primarily due to strong volume growth in our Global System for Mobile Communication (GSM) transport and intelligent database services, partially offset by price concessions commensurate with our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, in 2004, one of our SS7 customers announced that it intends to migrate from our SS7 network to an in-house solution. We expect this to reduce 2005 network services revenues by approximately $1.0 million to $3.0 million, although the amount may vary depending on the timing of their migration.

Number Portability Services revenues increased $1.7 million to $13.3 million for the three months ended September 30, 2005 from $11.6 million for the same period in 2004. Number Portability Services revenues increased $3.1 million to $37.6 million for the nine months ended September 30, 2005 from $34.5 million for the same period in 2004. The increase in revenues was primarily due to higher porting activity. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. However, we will continue to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in their migration of the number portability error resolution services to their internal platforms. We have accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these ratably over the year ended December 31, 2005. We are also amortizing the transition fee over the 2005 fiscal year. Based on this new agreement we expect 2005 number portability revenues from Sprint to remain relatively comparable to 2004 revenues, however, we will no longer have any revenues from Sprint for these services after 2005. This decrease in revenues will be partially offset by decreased costs associated with providing these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. We expect this Sprint decision to reduce 2006 revenues by approximately $19.3 million, excluding the effect of any new or expanded services.

Call Processing Services revenues decreased $1.1 million to $7.2 million for the three months ended September 30, 2005 from $8.3 million for the same period in 2004. Call Processing Services revenues decreased $4.9 million to $20.9 million for the nine months ended September 30, 2005 from $25.8 million for the same period in 2004. The decline in call processing revenues was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues decreased $1.0 million to $2.5 million for the three months ended September 30, 2005 from $3.5 million for the same period in 2004. Enterprise Solutions Services revenues decreased $2.4 million to $8.5 million for the nine months ended September 30, 2005 from $10.9 million for the same period in 2004. The decrease in revenues was primarily due to lower subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $2.1 million to $3.0 million for the three months ended September 30, 2005 from $5.1 million for the same period in 2004. Off-Network Database Queries revenues decreased $11.4 million to $9.3 million for the nine months ended September 30, 2005 from $20.6 million for the same period in 2004. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations decreased $2.0 million to $31.6 million for the three months ended September 30, 2005 from $33.6 million for the same period in 2004. Cost of operations decreased $6.5 million to $98.5 million for the nine months ended September 30, 2005 from $105.0 million for the same period in 2004. The decrease was primarily due to decreases in our off-network database queries services and decreased operational costs related to our number porting services primarily due to the Sprint migration, partially offset by increases in data processing costs.

Sales and marketing expenses increased $1.6 million to $6.2 million for the three months ended September 30, 2005 from $4.6 million for the same period in 2004. Sales and marketing expenses increased $2.6 million to $17.7 million for the nine months ended September 30, 2005 from $15.1 million for the same period in 2004. The increase was primarily due to higher employee expenses related to our international expansion.

General and administrative expenses increased $3.0 million to $13.4 million for the three months ended September 30, 2005 from $10.4 million for the same period in 2004. General and administrative expenses increased $7.4 million to $35.3 million for the nine months ended September 30, 2005 from $27.9 million for the same period in 2004. The increase was primarily due to higher product development expenses related to the integration of IOS North America, the relocation of our headquarters, higher expenses associated with operating as a public company, and $1.2 million in costs associated with potential acquisitions that were not consummated.

Provision for (recovery of) uncollectible accounts increased $0.2 million to $0.2 million for the three months ended September 30, 2005 from $0.0 million for the same period in 2004. Provision for uncollectible accounts increased $0.9 million to $0.9 million for the nine months ended September 30, 2005 from $0.0 million for the same period in 2004.

Depreciation and amortization expenses increased $1.1 million to $11.2 million for the three months ended September 30, 2005 from $10.1 million for the same period in 2004. Depreciation and amortization expenses increased $5.0 million to $35.3 million for the nine months ended September 30, 2005 from $30.3 million for the same period in 2004. The increase was primarily due to higher depreciation and amortization expenses incurred in connection with our continuing capital expenditures related to our SS7 network and the intangible assets established as a part of purchase accounting for the IOS North America acquisition. Included in our depreciation and amortization expenses for the nine months ended September 30, 2005 and 2004 is approximately $18.6 million and $16.3 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited and our September 2004 acquisition of IOS North America.

Other

Interest income increased $0.3 million to $0.6 million for the three months ended September 30, 2005 from $0.3 million for the same period in 2004. Interest income increased $0.4 million to $1.3 million for the nine months ended September 30, 2005 from $0.9 million for the same period in 2004.

Interest expense decreased $5.3 million to $8.5 million for the three months ended September 30, 2005 from $13.8 million for the same period in 2004. Interest expense decreased $12.6 million to $27.6 million for the nine months ended September 30, 2005 from $40.2 million for the same period in 2004. The decrease was primarily a result of our recapitalization occurring in the first quarter of 2005 in connection with our IPO, which lowered our average outstanding debt balance and interest rate, and the refinancing of our remaining 12 3/4% senior subordinated notes due 2009 in the third quarter of 2005.

Loss on extinguishment of debt was $19.0 million and $42.8 million for the three and nine months ended September 30, 2005, respectively. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the tender of 35% of our 12 3/4% senior subordinated notes. The loss includes a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the tendered portion of the 12 3/4% senior subordinated notes, as well as a $12.4 million cash charge related to the prepayment premium on the tendered portion of the senior subordinated notes. In August 2005, we recognized $19.0 million on the early extinguishment of debt related to the tender of $144.8 million of our 12 3/4% senior subordinated notes. The loss includes a non-cash write-off of $2.6 million of unamortized deferred financing costs and $1.6 million of unamortized debt discount, as well as a $14.3 million cash charge related to the prepayment premium and $0.5 million of other costs.

Provision for income taxes increased $0.1 million to $2.4 million for the three months ended September 30, 2005 from $2.3 million for the same period in 2004. Provision for income taxes increased $0.2 million to $6.7 million for the nine months ended September 30, 2005 from $6.5 million for the same period in 2004. Our provision primarily represents the increase in deferred tax liabilities related to goodwill. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. We expect to continually evaluate this allowance and will reduce it as the utilization of these NOLs becomes more likely than not. The deferred tax assets arise primarily from federal net operating losses, which expire between 2006 and 2023. These losses relate primarily to Brience’s operations in periods prior to February 14, 2002. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be payable, we are unable to consider these goodwill-related deferred tax liabilities at September 30, 2005 in this analysis of our valuation allowance.

Preferred stock dividends were $0.0 million for the three months ended September 30, 2005 and $8.0 million for the three months ended September 30, 2004. Preferred stock dividends were $4.2 million for the nine months ended September 30, 2005 and $23.4 million for the nine months ended September 30, 2004. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of September 30, 2005.

Liquidity and Capital Resources

Cash Flow Information

During the nine months ended September 30, 2005, our operations generated $70.4 million of cash as compared to $54.3 million for the same period in 2004. The increase was primarily attributable to lower accrued interest and other accrued expenses and higher cash collections from customers. Cash and cash equivalents were $23.0 million at September 30, 2005 as compared to $17.9 million at December 31, 2004. This increase was primarily due to an increase in cash provided by operating activities partially offset by capital expenditures and principal payments on our senior credit facility. Our working capital increased $19.0 million to $58.7 million at September 30, 2005 from $39.7 million at December 31, 2004. This increase in working capital was primarily due to increased cash balances due to higher net cash provided from operating activities and lower accrued interest.

Capital expenditures for property and equipment, including capitalized software costs, increased to $19.3 million for the nine months ended September 30, 2005 from $17.4 million for the nine months ended September 30, 2004. For fiscal 2004, we incurred approximately $22.2 million for capital expenditures, primarily for investment in our SS7 network. For the nine months ended September 30, 2005, we incurred approximately $19.3 million for capital expenditures, primarily for investment in our network, capitalized software development and capital expenditures associated with our facilities move. We expect capital expenditures in 2005 (excluding capital costs solely related to our lease of new office space described below), to be approximately $23.0 million.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on the earlier to occur of November 1, 2005 or the date we occupy the lease property for purposes of conducting our business, but with lease payments not beginning until one year following the commencement date. In connection with this lease, we expect to incur incremental operating expenses related solely to this move of between $8.0 and $10.0 million and capital costs related solely to the facility build out of approximately $12.0 million. We expect to incur these moving-related costs and expenses, which include duplicative lease payments during the transition period and facility build-out costs, during 2005 and 2006. As of September 30, 2005, we had incurred and capitalized $4.0 million of costs and had expensed $0.6 million.

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261.0 million after deducting underwriting discounts, commissions and expenses, along with the $240.0 million received from our new credit facility, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock, tender 35% of our senior 12 3/4% subordinated notes and repay our previous senior credit facility.

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

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.75% for the revolving loans and 2.0% for the term debt. As of September 30, 2005, the applicable interest rate was 6.03% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

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

12 3/4% Senior Subordinated Notes Due 2009

On February 25, 2005, we tendered for approximately $85.8 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 reducing the aggregate principal amount outstanding to $159.3 million at that time. In connection with our tender, we paid a premium of $12.3 million, related fees of $0.1 million and accrued interest of $0.7 million.

On August 24, 2005, we tendered for approximately $144.8 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009, reducing the aggregate principal amount outstanding to $14.5 million as of September 30, 2005. In connection with our tender, we paid a premium of $14.3 million, related fees of $0.5 million and accrued interest of $1.2 million. In addition to the prepayment premium of $14.3 million, the associated unamortized debt discount of $1.6 million and deferred finance costs of $2.7 million were recognized as loss on extinguishment of debt in the third quarter of 2005. We intend to redeem or repurchase the remaining $14.5 million ($14.4 million, net of discount) aggregate principal amount outstanding on or before February 1, 2006.

As of September 30, 2005, we had approximately $14.5 million in aggregate principal amount of our 12 3/4% senior subordinated notes outstanding, which bear interest at a rate of 12 3/4% per annum and have a final maturity on February 1, 2009. As of September 30, 2005, we believe we are in compliance with all of the remaining covenants contained in the indenture governing our senior subordinated notes.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2013. Interest on the notes accrue at the rate of 7 3/4% per annum and are payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to tender $144.8 million of our outstanding 12 3/4% senior subordinated notes due 2009, in addition to the related prepayment premium and costs of debt issuance, with the remaining funds held for the expected redemption of the 12 3/4% senior subordinated notes due 2009, not tendered in August 2005, of $14.5 million, plus expected payment of related premium of approximately $0.9 million. The balance of funds necessary for the redemption will be paid from cash on hand or borrowing under our revolving line of credit.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that will, among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2005, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

On November 4, 2005, we commenced an offer to exchange up to $175.0 million principal amount of our Series B 7 3/4% Senior Subordinated Notes due 2013 for any and all outstanding 7 3/4% Senior Subordinated Notes due 2013. The new notes have substantially identical terms of the original notes, except that the new notes have been registered under the Securities Act of 1933, as amended.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the nine months ended September 30, 2005 and 2004.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could affect our ability to reasonably estimate unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of September 30, 2005, our estimated unbilled revenues were $11.2 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $1.1 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of September 30, 2005 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of September 30, 2005 and our bad debt expense for the quarter then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of September 30, 2005, our allowance for credit memos totaled $10.4 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $1.0 million.

Impairment Losses on Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles with definite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and if deemed to be shorter than originally estimated, the resulting impairment would increase in our annual depreciation and/or amortization expense. Other than the decision to abandon our trademark in the fourth quarter of 2003, we have not had reason to adjust our estimated lives on these assets.

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not to be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized in the quarter or nine month period ended September 30, 2005.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting

Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the three or nine month period ended September 30, 2005.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America which was recorded as a part of our purchase accounting. In addition, on September 30, 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $0.1 million in severance related costs in the three months ended September 30, 2005. The payments related to this restructuring plan will be paid through December 2005. We will review these estimates until fully paid. If our original estimate of the restructuring costs changes, we will need to adjust our reserve amounts, which could change our operating income results. Historically, we have had few changes in estimates for these accruals, since we generally know the specifics at the time we adopt a restructuring plan. At September 30, 2005, our restructuring accrual remaining related to the IOS North America acquisition totaled $0.8 million and the accrual related to our Syniverse Holdings Limited subsidiary totaled $0.1 million. All of the amounts related to Syniverse Holdings Limited will be paid by December 2005. A portion of the costs related to IOS North America has been paid in 2005 and we expect to pay the remaining restructuring costs in 2005 and 2006. The balance in these accounts at September 30, 2005 continues to represent our best estimates.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses or as a part of our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. Historically, we have had few changes in estimates for these accruals.

The most significant claims, in terms of dollars sought, are as follows:

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) have asserted claims in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. We deny these claims, believe that they are unfounded and intend to vigorously defend ourselves. We are presently engaged in litigation and arbitration related to these claims.

On April 21, 2005, Syniverse filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3.3 million related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment.

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint was based on our discovery in the second quarter of 2005 that EDS was offering to provide clearing services to one of our customers when the customer’s contract with Syniverse expires in 2006. We believe this offer to provide clearing services to that customer constituted a breach of certain non-compete obligations of EDS contained in the 2004 Asset Purchase Agreement between EDS and us. On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1 million surety bond, which we have done. We intend to continue to pursue this matter vigorously.

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

As a result of a review beginning December 31, 2003 and each quarter since then and based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109), we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets excluding deferred tax liabilities related to goodwill. Deferred tax liabilities arising from goodwill were excluded from our consideration of the valuation allowance because goodwill is not amortized for book purposes. As a result, the timing of the turnaround of these deferred tax liabilities is not predictable in a manner that would allow us to offset the deferred tax assets. Since December 31, 2003 and continuing through September 30, 2005, we have had substantial negative evidence which under SFAS 109 requires a full valuation allowance. If our profitability improves, we could conclude that the “valuation allowance” should be reduced and this would favorably impact our effective tax rate. The valuation allowance as of September 30, 2005 and December 31, 2004 was $74.3 and $68.2 million, respectively. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

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

If we or the corporate successor to Syniverse Brience undergoes an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)). This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payment (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning January 1, 2006 using one of two methods, the modified prospective method or the modified retrospective method. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. While the impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future, had Syniverse adopted SFAS 123(R) as of January 1, 2005 for options granted prior to or during the nine months ended September 30, 2005, the impact would have been immaterial to our consolidated financial position and results of operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At September 30, 2005, we had $178.8 million of variable rate debt outstanding on our new senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.8 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of September 30, 2005, we were not required to, and had not, entered into any interest rate protection agreements.

As of September 30, 2005 and December 31, 2004, we had variable rate debt of approximately $178.8 million and $220.1 million ($215.6 million, net of discount at December 31, 2004), respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our September 30, 2005 position and results of operations. However, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

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

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2005, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. Incorporated by reference to the Registrants’ Registration Statement on Form S-1/A. (4)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (15)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (15)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (15)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (16)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (16)

*4.8	Form of Rule 144A 7 3/4% Global Note

*4.9	Form of Regulation S 7 3/4% Global Note

4.10	Form of 7 3/4% Exchange Note. (16)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.4	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee. (1)

10.5	Second Supplement to Indenture dated as of November 19, 2004, among Syniverse Technologies, Inc., the other Guarantors, and The Bank of New York, as Trustee. (10)

10.5.1	Third Supplement to Indenture dated August 19, 2005, among Syniverse Technologies, Inc., Syniverse Brience, LLC and The Bank of New York, as Trustee. (14)

10.6	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

10.7	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.8	Form of Rule 144A 12 3/4% Global Note. (1)

Exhibit No.	Description
10.9	Form of Regulation S Global 12 3/4% Note. (1)

10.10	Form of Exchange 12 3/4% Note. (1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.12	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman. (1)

10.13	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.14	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.15	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.16	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.17	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.18	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.19	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan (12)

10.20	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.21	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.22	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.23	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.24	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.25	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.26	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

Exhibit No	Description
†10.30	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.31	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.32	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.33	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.34	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.35	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.36	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.37	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.38	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.39	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

10.40	Amendment to Underwriting Agreement dated July 28, 2005 (13)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-K dated March 30, 2005.
(13)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated July 28, 2005.
(14)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 22, 2005.
(15)	Incorporated by reference to the Registrants’ Form 8-K filed on August 24, 2005.
(16)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
†	Compensatory plan or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 10, 2005	/s/ RAYMOND L. LAWLESS
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ RAYMOND L. LAWLESS
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. Incorporated by reference to the Registrants’ Registration Statement on Form S-1/A. (4)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (15)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (15)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (15)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (16)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (16)

*4.8	Form of Rule 144A 7 3/4% Global Note

*4.9	Form of Regulation S 7 3/4% Global Note

4.10	Form of 7 3/4% Exchange Note. (16)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.4	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee. (1)

10.5	Second Supplement to Indenture dated as of November 19, 2004, among Syniverse Technologies, Inc., the other Guarantors, and The Bank of New York, as Trustee. (10)

10.5.1	Third Supplement to Indenture dated August 19, 2005, among Syniverse Technologies, Inc., Syniverse Brience, LLC and The Bank of New York, as Trustee. (14)

10.6	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

10.7	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc. (1)

10.8	Form of Rule 144A Global 12 3/4% Note. (1)

Exhibit No.	Description
10.9	Form of Regulation S Global 12 3/4% Note. (1)

10.10	Form of Exchange 12 3/4% Note. (1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.12	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman. (1)

10.13	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.14	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.15	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.16	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.17	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.18	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.19	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan (12)

10.20	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.21	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.22	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.23	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.24	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.25	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.26	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

Exhibit No	Description
†10.30	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.31	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.32	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.33	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.34	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.35	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.36	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.37	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.38	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.39	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

10.40	Amendment to Underwriting Agreement dated July 28, 2005 (13)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1.
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-K dated March 30, 2005.
(13)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated July 28, 2005.
(14)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 22, 2005.
(15)	Incorporated by reference to the Registrants’ Form 8-K filed on August 24, 2005.
(16)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
†	Compensatory plan or agreement.
*	Filed herewith.