Form 10-K
period 2005-12-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2006-03-24
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER	001-32432
333-88168

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041666
Delaware	06-1262301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8125 Highwoods Palm Way

Tampa, Florida 33647

(Address of principal executive office)

(Zip code)

(813) 637-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Syniverse Holdings, Inc. Common Stock, $0.001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Syniverse Holdings, Inc.	Yes	☒ No ☐
Syniverse Technologies, Inc.	Yes	☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the Registrants’ most recently completed second fiscal quarter, the aggregate market value of their common equity held by non-affiliates was $322,934,570. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrants that any person is in fact an affiliate of the Registrants.

As of March 23, 2006, there were 67,295,636 shares of Syniverse Holdings, Inc.’s $0.001 par value common stock outstanding. As of March 23, 2006, there were 1,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, all of which are owned of record by Syniverse Holdings, Inc.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

i

PART I

ITEM 1.	BUSINESS

OUR HISTORY

We have been a leading provider of mission-critical technology services to wireless carriers worldwide for over 18 years. We were founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE, to address the industry-wide need for inter-carrier wireless roaming telephone service. As the wireless industry has grown, we have continuously enhanced and extended our service offerings to meet the evolving technology service requirements of the telecommunications industry.

In early 2000, GTE combined our business with its Intelligent Network Services business, a leading Signaling System 7 (“SS7”) network and intelligent network database provider. This combination further enhanced our services suite to include national SS7 signaling and intelligent network database management capabilities. In June 2000, GTE and Bell Atlantic merged to form Verizon Communications. As a result of this transaction, we became an indirect, wholly owned subsidiary of Verizon Communications.

In February 2002, we were acquired by certain members of our senior management team and an investor group led by GTCR Golder Rauner, LLC (“GTCR”). Following the acquisition, we became an independent corporate entity separate from Verizon. Syniverse Holdings, Inc. was a wholly owned subsidiary of Syniverse Holdings, LLC, which was the ultimate parent of the consolidated group of Syniverse entities. In connection with our initial public offering, Syniverse Holdings, LLC distributed all of the shares of Class A cumulative redeemable convertible preferred stock and common stock of Syniverse Holdings, Inc. that it owned to its members and subsequently dissolved. Following this dissolution and distribution, Syniverse Holdings, Inc. became the ultimate parent of the consolidated group of Syniverse entities. See “Certain Relationships and Related Transactions—Dissolution Agreement” incorporated by reference to our proxy statement.

Since our acquisition from Verizon, our management team has implemented a number of significant changes in our business to improve our performance and market position. These changes include:

•	Established a global, customer-centric sales organization. Following the acquisition, management refocused and restructured the sales organization to be more customer-centric. Management established domestic and international sales offices in key markets to improve customer service levels and generate new sales opportunities. These offices were staffed with local sales professionals with extensive in-region industry experience. In February 2003, we opened our European headquarters in The Netherlands, which has greatly increased exposure for our products and services in Europe and has resulted in agreements to extend the reach of our network services to include international signaling. We secured our first roaming clearinghouse contracts with major European wireless carriers. We opened our Asia Pacific headquarters in Hong Kong to strengthen and extend our existing relationships with wireless carriers throughout the Asia Pacific region. We continue to increase our global presence with additional sales offices located in strategic markets around the world.

•	Upgraded and expanded our network to improve service levels and redundancy. At the time of the acquisition, our network lacked geographic breadth, carrier-grade redundancy and service reliability. To respond to this problem, the management team began a phased network improvement program which included network redesign, hardware upgrades and geographic expansion. The upgrade has resulted in a highly reliable and redundant network that provides high levels of service to telecommunication carriers. To date, we have invested approximately $30.4 million to complete the network upgrade program.

•

Refocused development efforts on near-term technology service opportunities. Following the acquisition, management refocused business development and research efforts on emerging technology service opportunities with near-term market acceptance and revenue potential. These efforts have resulted in the commercial introduction of 20 new products. Our ability to identify and develop a leading wireless local number portability solution to meet the federal WLNP mandate is one example of this refocused strategy.

•	Pursued opportunistic acquisitions. We have made several strategic acquisitions since February 2002. In July 2003, we merged with Brience, Inc., a developer of information access and integration software products to large enterprises. In December 2003, we acquired Softwright Holdings Limited, a United Kingdom-based provider of mobile number portability solutions. In September 2004, we acquired the IOS North America division of EDS, a provider of wireless clearinghouse services in North America and successfully integrated them into our existing business.

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

Overview

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. We serve over 350 telecommunications carriers in over 50 countries. Many of these carriers depend on our integrated suite of transaction-based services to solve the complexities associated with offering seamless wireless services, connecting disparate carrier networks and facilitating the rapid deployment of next-generation wireless services. Our services enable wireless carriers to provide their customers with enhanced wireless services including national and international wireless voice and data roaming, caller ID, Short Message Service (“SMS”) messaging, Multimedia Messaging Services (“MMS”), wireless number portability and wireless data content.

The global wireless industry relies on an extensive and complex set of communication standards, technical protocols, network interfaces and systems that must successfully interoperate in order to provide global voice and data services. The proliferation of these standards has resulted in technological incompatibilities, both within and between carriers. These incompatibilities have become increasingly difficult to manage as new wireless technologies and services are introduced and deployed.

Our position as a trusted and neutral intermediary between carriers allows us to solve these technical and operational challenges for the wireless industry. By providing our carrier customers a single point of system and network connectivity, we are able to translate otherwise incompatible communication standards and protocols, route telephone calls and SMS and MMS messages to support national and international roaming and provide access to intelligent network services such as wireless number portability and caller ID. Our services platforms also enable carriers to rapidly and cost-effectively deploy next-generation services such as wireless data content and Voice-over-Internet Protocol (“VoIP”).

We provide these services to telecommunications carriers globally, including the ten largest U.S. wireless carriers and six of the ten largest international wireless carriers. Our domestic customers include Cingular Wireless, Sprint/Nextel, T-Mobile USA and Verizon Wireless. We serve approximately 88 international carriers outside North America, including Vodafone, SFR, China Unicom, KDDI and SK Telecom.

We generate the majority of our revenue on a per-transaction basis, often generating multiple transactions from a single subscriber call or data session. The remainder of our revenues are generated from recurring, non-transaction fees for network connections and software maintenance. Demand for our services is driven primarily by the volume of wireless voice calls and data sessions, the frequency of subscriber roaming activity, the number of SMS and MMS messages exchanged and subscriber adoption of new wireless data services. Our total revenues for the year ended December 31, 2004 were $332.4 million and grew to $341.8 million for the year ended December 31, 2005, an increase of 2.8%. Our net income was $15.1 million and $9.8 million, a decrease of 34.9%, and our net (loss) income applicable to common stockholders was ($16.5) million and $5.6 million, an increase of 134.0%, for the same periods, respectively.

We have built our reputation over the past 18 years by designing comprehensive solutions that solve wireless industry technology complexities. Our integrated suite of services includes:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. For the year ended December 31, 2005, we generated $108.4 million of revenues in Technology Interoperability Services, which represented 31.7% of our total revenues for that period.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. For the year ended December 31, 2005, we generated $132.1 million of revenues in Network Services, which represented 38.7% of our total revenues for that period.

•	Number Portability Services. Our number portability services are used by over 80 wireless carriers, including the five largest domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number. Historically, wireless subscribers had to surrender their telephone number when canceling wireless services with one provider and moving services to another. With the introduction of wireless local number portability (“WLNP”), wireless subscribers are able to keep their telephone number when switching between carriers. For the year ended December 31, 2005, we generated $50.8 million of revenues in Number Portability Services, which represented 14.9% of our total revenues for that period.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network. For the year ended December 31, 2005, we generated $28.6 million of revenues in Call Processing Services, which represented 8.4% of our total revenues for that period.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. For the year ended December 31, 2005, we generated $11.0 million of revenues in Enterprise Solutions, which represented 3.2% of our total revenues for that period.

We also provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin. We recognize revenues at the time the transaction is performed. We refer to these fees as “Off-Network Database Query Fees.” For the year ended December 31, 2005, we generated $10.8 million of revenues in Off-Network Database Query Fees, which represented 3.1% of our total revenues for that period.

Industry Summary

The global wireless industry has grown significantly since its inception as wireless services have become increasingly available and affordable. According to CTIA - The Wireless Association, the U.S. wireless industry has ground from an estimated total subscriber base of 97.0 million in 2000 to 194.5 million by mid-year 2005, a 100% increase. CTIA also reported that twelve-month total wireless service revenues grew from $45.3 billion in 2000 to $108.5 billion in 2005, a 140% increase. Additionally, reported wireless minutes of use grew in the United States 30.1% year-over-year, from 516.1 billion minutes of use in June 2004 to 675.1 billion in June 2005. This expanding subscriber base and corresponding growth in industry revenues has been driven by improved service quality, greater national and international wireless roaming coverage, decreased pricing and the introduction of new messaging, wireless data and content services.

On a global basis, similar trends have been cited by The Yankee Group. According to a Yankee Group forecast,

•	Worldwide wireless operator service revenue will surpass $698 billion by 2009. Data services will account for slightly more than 21% of the total.

•	Total registered cellular lines will reach 2.8 billion in 2009, representing a unique user base of nearly 2.4 billion individuals.

•	Text messaging revenue will top $36 billion in 2009. Ringtone revenue to carriers and content providers will reach almost $28 billion.

Additionally, Yankee Group forecasted penetration of unique users to reach 36% by 2009. The study encompassed a wide spectrum, from Europe and North America at the high end with 80% and 77.5%, respectively, and Asia Pacific and Middle East/Africa at the low end, with 30% and 19.9% penetration, respectively.

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

As a result, many wireless carriers utilize third-party technology services providers like us to:

•	serve as a trusted intermediary for proprietary data exchange between competitive wireless carriers;

•	provide centralized, single point connectivity to the systems and networks of multiple carriers;

•	enable communication between new and legacy carrier systems by resolving incompatibilities associated with geographic and carrier variations in communication protocols;

•	simplify the operational challenges associated with carrier differences in the timing of new technology deployment;

•	offer access to a range of intelligent network database services required for enhanced wireless services; and

•	rapidly develop new solutions to meet emerging wireless industry technology complexities and to support next generation services such as wireless data content and VoIP.

Market Opportunity

We expect the technology complexities and operational challenges faced by wireless carriers to continue to grow as the wireless industry evolves. These complexities and challenges are driven by a variety of wireless industry trends including the growth in the number of wireless telephone subscribers, the volume of wireless roaming telephone calls and the growing volume of SMS and MMS messages. In addition, the emergence of next-generation wireless and wireline communication services such as VoIP, future government mandated changes and new applications for existing communications services will drive future industry growth.

Technology Interoperability Services

The proliferation of incompatible wireless communication protocols, messaging/data formats and billing standards has made it increasingly difficult for carriers to connect systems and networks and to share the information required to offer seamless global wireless voice and data services to subscribers. Technology service providers solve these interoperability problems by offering wireless roaming clearinghouse services, SMS and MMS messaging translation and routing services, and wireless data roaming facilitation and clearinghouse solutions to support emerging mobile data and premium content services.

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

The growth of SMS and MMS messaging is also driving significant operational challenges for wireless carriers. Cross-carrier SMS messaging and MMS messaging requires extensive network connectivity and complex message protocol conversion between wireless carriers. Carrier-grade message translation and routing are critical to wireless carriers who increasingly rely on messaging services to drive incremental revenue growth and to improve customer retention.

International Data Corporation (“IDC”), in its 2005 to 2009 market analysis of the U.S. Wireless SMS, instant messaging and MMS messaging market, reports strong growth. The group forecasts total wireless messages exchanged to increase from 54.6 billion in 2004 to 387.9 billion in 2009 as messaging adoption and usage continues to grow. Messaging revenue is forecast to grow from $2.7 billion to $7.5 billion over the same period.

The emergence of mobile data and premium content services are also driving carrier demand for clearinghouse services, translation services and roaming facilitation services. This growth has been and will continue to be supported by the deployment of next generation wireless data networks. We believe the increased wireless data roaming and growing demand for premium content will drive the need for wireless data clearinghouse services that simplify network connectivity and the exchange of invoicing data between multiple carriers.

Network Services

SS7 networks are a core element of today’s telecommunications infrastructure. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable the setup and delivery of telephone calls and to offer enhanced calling features like caller ID. Outsourced network services provide carriers cost effective, single point connectivity to an SS7 network, other widely used communication networks and critical databases. As a result, carriers avoid the cost and complexity of managing individual network connections to multiple carriers, eliminate the expense of licensing and maintaining intelligent network databases and reduce the need for building capital-intensive network infrastructure. Drivers of network services include wireless subscriber growth, wireless roaming call volume growth, and SMS messaging volume growth. In addition, we also expect wireline subscriber growth and the emergence of new services to drive demand for network services.

Demand for SS7-based signaling and associated database applications is growing. Continued wireless subscriber growth and call volume growth are expected to drive increased SS7 signaling revenues. SS7 signaling also provides carriers access to a variety of intelligent network services such as database applications (caller ID,

800 service and local number portability). Increased wireless call volume and development of new intelligent network services is expected to continue to drive these revenues.

In addition, wireless data roaming requires carriers to support packet-switched, Internet Protocol-based communications protocols including General Packet Radio Service (“GPRS”) and 1xRTT (technology designed to double voice capacity and support faster data transmission). Technology service providers support wireless data roaming services and enable subscribers to access their home wireless data services (such as public Internet, corporate intranets, e-mail and m-commerce) while abroad or beyond the reach of their home network. The emergence of Internet Protocol-based signaling solutions and database services associated with VoIP will also require network, routing and translation services to communicate with legacy networks. VoIP offers traditional voice telephone services but at a significantly lower cost by bypassing the traditional telephone network.

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

Following the introduction of WLNP, the wireless industry experienced rapid consumer adoption resulting in over six million telephone numbers ported in the first year. We expect the drivers of WLNP services demand will be continued carrier competition, greater customer awareness and increased regulatory focus, and adoption of WLNP services in other countries around the world.

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

Technology Interoperability Services

We operate the largest wireless clearinghouse in the world. Our clearinghouse services enable the accurate invoicing and settlement of domestic and international wireless roaming telephone calls. We are a trusted intermediary and primary connection point between hundreds of wireless carriers. We also provide services that support the routing and delivery of SMS, MMS and other messaging formats between different wireless carrier networks. In addition, we provide roaming facilitation services that enable seamless domestic and international wireless voice and data services. We primarily generate revenues by charging per-transaction processing fees. Our Technology Interoperability Services include:

•	Clearinghouse Services—We process and exchange proprietary subscriber roaming usage data on a secure and confidential basis to support financial settlement between wireless carriers. Our clearinghouse services support multiple billing formats including TAP for GSM carriers and CIBER for TDMA and CDMA carriers. We also support RADIUS and IPDR formats for wireless data transactions including messaging, m-commerce, content, and location-based applications. Carriers use our solutions to access custom, on-line reports providing business intelligence, trends, and daily and monthly summaries of key data. Carriers use these reports to track their net financial positions with their roaming partners.

•	Messaging Services—Our messaging services reliably translate, route and deliver SMS, MMS and other message formats across disparate carrier networks. We accomplish this by mapping a message to a phone number, determining the appropriate carrier, routing the message accurately and resolving incompatibility issues among CDMA, TDMA and GSM carriers. Messages may be initiated peer to peer between wireless subscribers, originated from premium content providers or broadcast by an enterprise or community alerting application. Our services can deliver messages domestically and internationally to multiple devices and platforms.

•	Roaming Facilitation—Our roaming facilitation capabilities allow wireless subscribers to receive voice and data services while roaming on another carrier’s network, regardless of differing technology standards. We simplify interstandard and international voice roaming by providing carriers with subscriber call origination, automatic call delivery and subscriber invoicing data.

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

Number Portability Services

We are the leading provider of wireless local number portability services to U.S. carriers. These services enable wireless subscribers to switch carriers while keeping the same telephone number. As WLNP-related technology and operational complexities were identified, we developed solutions that facilitate the exchange of information between carriers and transmit information to regional industry databases. These services route and track the multiple transactions involved in porting numbers between service providers and identify and facilitate problem resolution when porting transactions are not successful. These services also manage the unique challenges of porting numbers between wireless and wireline carriers and from carriers who have chosen to manually process porting transactions.

Our primary wireless local number portability solutions include transaction processing services and port center services. We generate revenues from these services primarily by charging per-transaction processing fees, software license fees and resource management fees.

Our WLNP transaction processing services enable the intercarrier communications required to port telephone numbers between wireless carriers and to streamline the ordering and communication process to regional industry databases that track number ownership. We also enable wireless carriers to exchange ported telephone numbers and associated messages with wireline carriers.

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

Customers

We serve more than 350 telecommunications service providers in over 50 North American, Latin American, Asia Pacific and European countries. We serve the ten largest U.S. wireless carriers including Cingular Wireless, Sprint/Nextel, T-Mobile USA and Verizon Wireless. We also serve six of the ten largest international wireless carriers in Latin America, Asia Pacific and Europe. These customers include America Moviles, China Unicom, KDDI, Vodafone and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Our top ten customers accounted for approximately 59.9% of our revenues for the year ended December 31, 2005. Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, accounted for approximately 16.7%, 20.3%, and 23.2%, of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Sprint, another one of our top ten customers, accounted for 10.3% of our revenues for the year ended December 31, 2005. The percentage of our revenues derived from customers outside the United States was 13.9%, 11.4% and 12.2% for the same periods, respectively.

Competitive Strengths

We believe that the following strengths differentiate us in the marketplace:

•	Comprehensive suite of services makes us a leading provider of mission-critical services to wireless carriers. We believe that we offer the most comprehensive and advanced suite of integrated technology services to the wireless telecommunications industry. We believe that our established carrier relationships, the mission-critical nature of our services and our track record of performance have made us the technology services provider of choice for many of our customers.

•	Transaction-based business model with recurring revenues and strong operating cash flows. The majority of our revenues are transaction-based and we have long-term contracts with most of our customers. We have had historical success in customer retention, growth in transaction volumes and our ability to leverage our existing technology platforms to serve additional customers and to offer new services. Our business model enables us to generate a high level of recurring revenues and strong operating cash flows to support debt reduction, acquisitions and other strategic activities.

•	Proven track record of technology innovation. We believe that we are a leader in developing comprehensive solutions that meet wireless carriers’ evolving technology interoperability, network and call processing needs. We have built our business and reputation through a history of innovation that includes the following achievements:

•	we were the first to deploy an automatic roaming call delivery service (Follow Me Roaming);

•	we were the first to provide a commercial fraud profiler (CloneDetector/FraudX) to most of the major U.S. carriers;

•	we were the first to provide seamless international interstandard roaming services (GlobalRoam/UniRoam);

•	our engineers developed the original technology supporting the OnStar application for a major wireless carrier;

•	we offer the industry’s most comprehensive suite of WLNP services; and

•	we are the industry’s leading provider of CDMA data roaming services.

•	Positioned to capitalize on emerging communications technologies. We believe that we are positioned to capitalize on the complexity of emerging communications technologies by leveraging our proven development track record and close customer relationships. We are currently pursuing opportunities in messaging, mobile data content, and VoIP. Our accomplishments in these areas include having been selected by the members of CTIA to be the principal messaging platform for the national Wireless AMBER Alert program sponsored by The Wireless Foundation.

•	Role as an independent, trusted intermediary provides enhanced market access. Our position as a neutral point of proprietary data exchange between wireless carriers affords us several compelling benefits. Carriers recognize that, unlike some of our competitors, we do not compete for their subscribers. This independence permits us to support our customers’ most critical operations. We believe that this market position provides us a unique ability to collaborate with our customers on new product development and enables us to more effectively anticipate, identify and address the evolving requirements of the global wireless industry.

•	Extensive and collaborative customer relationships. We provide our services to over 350 telecommunications carriers in over 50 countries, including the ten largest U.S. wireless carriers and six of the ten largest wireless international carriers. We have a highly active and respected customer users’ group that is tightly integrated into the development processes of our company. This group has played a significant role in the continued development, enhancement and evolution of our services.

•	Experienced senior management team with strong customer relationships. The members of our senior management team average 20 years of industry experience. This experience has enabled us to develop strong relationships with our customers. In addition, our management team has successfully executed our business plan since we were acquired from Verizon in February 2002.

Growth Strategy

In order to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:

•	Expand our global customer base. We are aggressively pursuing expansion opportunities in North American and international markets. We believe continued wireless industry growth and the emergence of next generation services will expand the global market for our services. The opening of sales offices and the hiring of local management and technical support personnel in Europe, Latin America and Asia Pacific have enabled us to execute contracts with leading international carriers. We have signed contracts with Vodafone, covering 18 operating companies around the world as well as with leading carriers in Japan, France, India and China.

•	Further penetrate our existing customer base. We intend to continue to cross-sell services to our existing customers to further diversify our revenue stream and increase per-customer revenues. While many of our customers purchase multiple services from us, we believe we have an opportunity to sell additional services to customers who do not currently purchase all of our available services. For example, we have launched a suite of solutions that enable wireless subscribers to access their mobile data while roaming.

•	Enhance existing services suite and develop innovative new services. Through continued technology development and collaboration with our existing customers, we plan to enhance our existing services suite and develop new solutions. We believe that we are well positioned to develop innovative services that respond to and solve industry complexities associated with new market participants and new technologies. Our recent accomplishments in these areas include:

•	developing an industry leading solution that supports CDMA data roaming;

•	developing a content filtering solution to help wireless carriers effectively manage the network and business issues associated with filtering downloadable content and general Internet browsing according to subscriber rating preference; and

•	launching a database service enabling service providers to intelligently route voice and data services over Internet Protocol (IP) based networks.

•	Pursue strategic acquisitions. We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter new markets. In September 2004, we acquired EDS’s North American wireless clearinghouse business. This acquisition expanded our North American customer base and increased the scale of our business.

Sales and Marketing

As of December 31, 2005, our Sales and Marketing organizations included 119 people who work together to identify and address customer needs and concerns, deliver comprehensive services, develop a clear and consistent corporate image and offer a comprehensive customer support system. Our sales and marketing strategy is designed to give customers efficient, courteous and expert advice on a timely basis.

•

Sales. Our sales department is geographically diverse and globally focused to better serve the needs of existing customers and to identify new opportunities more quickly. Sales directors are organized geographically with international offices responsible for North America, Latin America, Asia Pacific and Europe/Middle East/Africa. Regional sales managers are located throughout the U.S. to serve top tier customers in the Northeast, Northwest, Midwest, Southwest and the Southeast. U.S. account managers are product specialists and work as a team with the regional sales managers and directors to respond to customer needs. Compensation for our sales force is composed of an industry-competitive base salary and a variable component based on sales quota attainment.

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

Operations and Customer Support

As of December 31, 2005, we had 210 employees dedicated to managing our internal operations and customer support functions.

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

Technology

As of December 31, 2005, the Technology group was comprised of 301 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The Technology group balances technology and business priorities and enhances our ability to deliver timely and cost-effective solutions.

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

Network Operations

As of December 31, 2005, we had 91 employees dedicated to network provisioning, monitoring and support.

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

Employees

As of December 31, 2005, we had approximately 797 employees, none of whom are represented by a union. We believe our relations with our employees are good.

Competition

We believe we are the only company that offers an extensive suite of technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers. However, we compete with a number of U.S. and international companies in specific areas of our business.

•	Technology Interoperability Services. Our primary competitors in the U.S. technology interoperability market are VeriSign and MACH. Internationally, our technology interoperability services compete with Billing Services Group and MACH. Certain wireless carriers also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•	Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, Southern New England Telephone, Transaction Network Services and regional Bell operating companies. Wireless and wireline carriers may also choose to deploy and manage their own in-house SS7 networks. Our packet data network service competes with a variety of carriers including TeliaSonera and Cable & Wireless in the U.S. and also Global Crossing, France Telecom, KPNQwest, and Comfone (a subsidiary of Swisscom) internationally.

•	Number Portability Services. Our primary competitors in the United States for WLNP services are VeriSign, NeuStar and Telcordia and to a lesser degree, Evolving Systems. Internationally, Cap Gemini, CMG/Logica, Neustar and Telcordia as well as several other companies offer mobile number portability solutions.

•	Call Processing Services. Our call processing services primarily compete with licensed software products from Teleglobe.

•	Enterprise Solutions. Certain wireless carriers have developed their own services for enterprise account management.

Competitive factors in the market for our services primarily include breadth and quality of services offered, price, development capability and new product innovation.

Governmental Regulation

Certain services we offer are subject to regulation by the FCC that could have an indirect effect on our business. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. Additionally, we are registered with certain state utility regulatory commissions to resell private line services. Some of our customers may also be subject to federal or state regulation that could have an indirect effect on our business. We do not offer voice-grade or data services that are deemed to be common carrier telecommunications services.

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

Intellectual Property Rights

We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We currently maintain approximately 190 registrations and 80 applications in approximately 50 countries covering over 40 separate and distinct marks; 12 patents and 13 patent applications, several jointly-owned with Verizon Wireless in the United States and in foreign countries; and 25 U.S. Copyright Registrations and 11 pending applications covering numerous software applications. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

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

ITEM 1A.	RISK FACTORS

System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

Our success depends on our ability to provide reliable services to our customers. Our operations could be interrupted by any damage to or failure of:

•	our computer software or hardware, or our customers’ or suppliers’ computer software or hardware;

•	our networks, our customers’ networks or our suppliers’ networks; and

•	our connections and outsourced service arrangements with third parties.

Our systems and operations are also vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	hurricanes, fires, earthquakes, floods and other natural disasters;

•	interruption of service due to potential facility migrations;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; and

•	errors by our employees or third-party service providers.

Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential customer liability.

We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.

Our three largest customers for the year ended December 31, 2005 represented approximately 34.9% of our revenues in the aggregate, while our ten largest customers for the year ended December 31, 2005 represented approximately 59.9% of our revenues in the aggregate. For the year ended December 31, 2005, we generated revenues from services provided to Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, of approximately $57.2 million, or 16.7% of our revenues. Additionally, for the year ended December 31, 2005, we generated revenues from services provided to Sprint of approximately $34.0 million, or 10.3% or our revenues. No other customer accounted for more than 10% of our revenues for the year ended December 31, 2005. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues. Because our major customers represent such a large part of our business, the loss of any of our major customers would negatively impact our business.

Most of our customer contracts do not provide for minimum payments at or near our historical levels of revenues from these customers.

Although some of our customer contracts require our customers to make minimum payments to us, these minimum payments are substantially less than the revenues that we have historically earned from these customers. If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, to terminate their contracts with us or not to renew their contracts with us, our revenues would decline.

Future consolidation among our customers may cause us to lose transaction volume and reduce our prices, which would negatively impact our financial performance.

In the past, consolidation among our customers has caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful.

If we do not adapt to rapid technological change in the telecommunications industry, we could lose customers or market share.

Our industry is characterized by rapid technological change, frequent new service introductions and changing customer demands. Significant technological changes could make our technology and services obsolete. Our success depends in part on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer needs. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would impair our ability to compete, retain customers or maintain our financial performance. We sell our services primarily to telecommunications companies. Our future revenues and profits will depend, in part, on our ability to sell to new market participants.

The market for our services is intensely competitive and many of our competitors have significant advantages over us.

We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business. We face competition from large, well-funded providers of similar services, such as VeriSign, Billing Services Group, MACH and regional Bell operating companies. We also believe that certain customers may choose to internally deploy certain functionality currently provided by our services. In recent years, we have experienced a loss of revenue streams from certain of our services as some of our customers have decided to meet their needs for these services in-house. For example, during the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms. This was completed in 2005. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with the services we offer. We anticipate increased competition in the telecommunications industry and the entrance of new competitors into our business.

We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Many of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, many of our current and potential competitors have greater name recognition and more extensive customer bases that they can use to their advantage.

Our continued expansion into international markets is subject to uncertainties that could affect our operating results.

Our growth strategy contemplates continued expansion of our operations into foreign jurisdictions. International operations and business expansion plans are subject to numerous risks, including:

•	the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	fluctuations in currency exchange rates;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	compliance with U.S. Department of Commerce export controls;

•	tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholdings requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	unexpected changes in regulatory requirements;

•	the difficulties associated with managing a large organization spread throughout various countries;

•	the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•	the potential difficulty in enforcing intellectual property rights in certain foreign countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.

The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth, diminish our competitiveness and harm our operations.

As part of our growth strategy, we intend to consider acquiring complementary businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expense related to identifiable intangible assets acquired, which could harm our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	greater than expected costs, management time and effort involved in identifying, completing and integrating acquisitions;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	acquiring intellectual property which may be subject to various challenges from others;

•	the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

•	a need to incur debt, which may reduce our cash available for operations and other uses, or a need to issue equity securities, which may dilute the ownership interests of existing stockholders; and

•	realizing little, if any, return on our investment.

Our failure to achieve or sustain market acceptance at desired pricing levels or transaction volumes could impact our ability to maintain profitability or positive cash flow.

Competition and industry consolidation have resulted in pricing pressure, which we expect to continue in the future and which we expect to continue to address through our volume-based pricing strategy. This pricing pressure could cause large reductions in the selling price of our services. For example, the mergers of Nextel and Sprint, Alltel and Western Wireless, Cingular and AT&T Wireless and other consolidation in the wireless services industry could give our customers increased transaction volume leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.

The inability of our customers to successfully implement our services could harm our business.

Significant technical challenges can arise for our customers when they implement our services. Our customers’ ability to support the deployment of our services and integrate them successfully within their operations depends, in part, on our customers’ technological capabilities and the level of technological complexity involved. Difficulty in deploying those services could increase our customer service support costs, delay the recognition of revenues until the services are implemented and reduce our operating margins.

Our reliance on third-party providers for communications software, hardware and infrastructure exposes us to a variety of risks we cannot control.

Our success depends on software, equipment, network connectivity and infrastructure hosting services supplied by our vendors and customers. We cannot assure you that we will be able to continue to purchase the necessary software, equipment and services from these vendors on acceptable terms or at all. If we are unable to maintain current purchasing terms or ensure service availability with these vendors and customers, we may lose customers and experience an increase in costs in seeking alternative supplier services.

Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers, that is used by our technology interoperability services, network services, number portability services, call processing services and enterprise solutions. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use.

Capacity limits on our network and application platforms may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

As customers’ usage of our services increases, we will need to expand and upgrade our network and application platforms. We may not be able to accurately project the rate of increase in usage of our services. In addition, we may not be able to expand and upgrade, in a timely manner, our systems, networks and application platforms to accommodate increased usage of our services. If we do not appropriately expand and upgrade our systems and networks and application platforms, we may lose customers and our operating performance may suffer.

Financial and operating difficulties in the telecommunications sector may negatively affect our customers and our company.

Historically, the telecommunications sector has experienced significant challenges resulting in excess capacity, poor operating results and financing difficulties. Because we operate in the telecommunications sector, we may also be negatively impacted. While the sector has recently improved, some of our customers continue to have uncertain financial conditions. The impact of these conditions on us could include slower collections on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk.

We may need additional capital in the future and it may not be available on acceptable terms.

We may require more capital in the future to:

•	fund our operations;

•	enhance and expand the range of services we offer;

•	maintain and expand our network; and

•	respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, our senior credit facility contains, and the indenture governing our 7 3/4% senior subordinated notes contain, financial and other restrictive covenants that will limit our ability to incur indebtedness or obtain financing. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.

Our substantial indebtedness could have a material adverse effect on our financial health and prevent us from fulfilling our obligations.

We have significant debt service obligations. As of December 31, 2005, we had outstanding indebtedness of approximately $367.8 million (including the current portion of $16.3 million). We are the borrower of all of this outstanding indebtedness.

Our substantial debt could have important consequences to investors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which will reduce the funds available for working capital, capital and development expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the manufacture, production, distribution or marketing of our services, customer demand, competitive pressures, and the industries we serve;

•	place us at a competitive disadvantage compared to our competitors that are less leveraged than we are;

•	increase our vulnerability to both general and industry-specific adverse economic conditions; and

•	limit our ability to borrow additional funds.

We may incur substantial additional debt in the future. The addition of further debt to our current debt levels could intensify the leverage-related risks that we now face.

In addition, our debt contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all our debts.

Our stock price may be volatile.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

•	actual or anticipated variations in quarterly results of operations;

•	changes in intellectual property rights of us or our competitors;

•	announcements of technological innovations;

•	the introduction of new products or changes in product;

•	pricing by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel; and

•	generally adverse market conditions.

Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.

Although we do not offer voice-grade or data services that are deemed to be common carrier telecommunication services, certain of the services we offer are subject to regulation by the Federal Communications Commission (“FCC”) that could have an indirect effect on our business. In addition, the U.S. telecommunications industry has been subject to continuing deregulation since 1984. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect regulation or deregulation may have on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct regulation.

We may not be able to receive or retain licenses or authorizations that may be required for us to sell our services internationally.

The sales and marketing of our services internationally are subject to the U.S. Export Control regime. Services of a commercial nature are subject to regulatory control by the Department of Commerce’s Bureau of Export Administration and to Export Administration regulations. In the future, Congress may require us to obtain export licenses or other export authorizations to export our services abroad, depending upon the nature of services being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license/export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Failure to protect our intellectual property rights adequately may have a material adverse affect on our results of operations or our ability to compete.

We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent competitors from copying or reverse engineering our services, or independently developing and marketing services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may fail or be unable to obtain or maintain adequate protections for certain of our intellectual property in the United States or certain foreign countries or our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign trademark, patent and other laws concerning proprietary rights. Such failure or inability to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

Monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.

If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations and ability to compete.

We face the risk of claims that we have infringed the intellectual property rights of third parties. For example, significant litigation regarding patent rights exists in our industry. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources than we have and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products and services. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation.

It is possible that third parties will make claims of infringement against us or against our licenses in connection with their use of our technology. Any claims, even those without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing, using or selling equipment, services or products that incorporate the challenged intellectual property;

•	require us to redesign our equipment, services or products, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our licensees in connection with a third party’s use of our technology could result in our being required to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.

If our products infringe on the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer.

We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2005, our consolidated group had net operating loss carryforwards, or NOLs, for U.S. federal income tax purposes of approximately $98.0 million. Our consolidated group succeeded to approximately $87.3 million of those NOLs pursuant to a state law merger with Brience, Inc., now known as Syniverse Brience LLC. The merger was treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended (the “Code”). If the Internal Revenue Service were to successfully challenge the reorganization or otherwise to successfully disallow the use of such NOLs, the amount of our consolidated group’s NOLs would be substantially reduced. All of our consolidated group’s NOLs remain subject to examination and adjustment by the Internal Revenue Service.

We do not believe that any of our consolidated group’s NOLs are currently subject to any limitation under Section 382 of the Code. However, the NOLs acquired from Brience are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from the consolidated group of corporations or their successors that generated such losses. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. Based on our analysis, management does not believe that we have experienced an ownership change within the meaning of Section 382 of the Code for the three year period ending December 31, 2005.

It is impossible for us to ensure that an ownership change will not occur in the future as changes in Syniverse Holdings Inc.’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of Syniverse Holdings Inc.’s common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding employee stock options would count for purposes of determining whether Syniverse Holdings Inc., or the corporate successor to Brience had an ownership change.

If Syniverse Holdings, Inc. or the corporate successor to Brience undergoes an ownership change, our consolidated group’s ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our consolidated group’s NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable.

Our historical financial information may have limited relevance.

The historical financial information for periods ending prior to February 14, 2002 may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because:

•	we have made certain adjustments and allocations in our financial statements because Verizon did not account for us as, and we were not operated as, a single stand-alone business, for any of the periods presented; and

•	the information does not reflect many significant changes that have occurred as a result of our separation from Verizon.

In addition, our results include historical financial results for certain periods of Brience, Inc., which we acquired on July 23, 2003. The transaction has been accounted for as a combination of entities under common control, similar to a pooling of interests, from February 14, 2002, the date when funds associated with GTCR had common control of both entities. Prior to the acquisition, Brience had significant losses, which have been pooled into our results and may not be relevant due to the differences between Brience’s management team and business strategy and ours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

In December 2005, we began the process of transitioning our headquarters and administration offices from 188,882 square feet of leased office space in Tampa, Florida to a 199,000 square foot corporate headquarters facility located in Tampa, Florida. The lease term for the new headquarters facility is eleven years and commenced on November 1, 2005, but with lease payments not beginning until one year following the commencement date. At our option, we have the right to renew the lease for two additional periods of five years each. Our lease for the premises we are in the process of vacating will expire on October 31, 2006.

In connection with this lease, we expect to incur incremental operating expenses related solely to this move of between $8.0 and $10.0 million and capital costs related solely to the facility build-out of approximately $13.0 million. We expect to incur these moving-related costs and expenses, which include duplicative lease expense during the transition period and facility build-out costs, during 2005 and 2006. As of December 31, 2005, we had incurred and capitalized approximately $10.0 million of costs and had expensed approximately $3.7 million.

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

The most significant of these claims, in terms of dollars sought, are described below:

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7.3 million, based on alleged overcharging for services we provided. We deny the claims, believe they are unfounded and on April 15, 2003 filed a complaint in Hillsborough County, Florida against SBC Southwestern Bell and SBC Pacific Bell seeking a Declaratory Judgment denying their claims and seeking $1.4 million, which they have refused to pay.

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2.1 million of the $7.3 million it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. We are now engaged in litigation and arbitration.

On April 21, 2005, we filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3.3 million related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment.

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint was based on our discovery in the second quarter of 2005 that EDS was offering to provide clearing services to one of our customers when the customer’s contract with Syniverse expires in 2006. We believe this offer to provide clearing services to that customer constitutes a breach of certain non-compete obligations of EDS contained in the 2004 Asset Purchase Agreement between EDS and us. On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1.0 million surety bond, which we have now paid. We intend to continue to pursue this matter vigorously.

As of December 31, 2005, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Syniverse Holdings, Inc.

Our common stock is listed on the New York Stock Exchange under the symbol “SVR.” Public trading of our common stock commenced on February 10, 2005. Prior to that date, there was no public trading market for our common stock.

The following table sets forth the high and low sales closing prices per share for our common stock as reported on the New York Stock Exchange for the year ended December 31, 2005:

	High	Low
First quarter (February 15 - March 31)	$16.00	$13.80
Second quarter	$14.45	$10.82
Third quarter	$16.52	$13.00
Fourth quarter	$21.25	$14.99

On March 23, 2006, the last reported sale price of our common stock on The New York Stock Exchange was $14.15 per share. As of March 15, 2006 there were approximately 4,979 holders of record of our common stock.

We have not paid any dividends on our common stock during the past fiscal year and do not intend to pay dividends on our common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on our ability to pay cash dividends on our common stock.

In connection with our initial public offering, Syniverse Holdings, LLC was dissolved following the distribution to its members of the outstanding class A cumulative redeemable preferred stock and common stock of Syniverse Holdings, Inc. Concurrent with our initial public offering, we amended and restated the senior management agreements of Messrs. Evans, Lawless, Kremian (who has since resigned), Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen (who has since resigned), pursuant to which they acquired as part of the pro rata distribution of the outstanding capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC an aggregate of 1,938.5 shares of class A cumulative redeemable convertible preferred stock and 5,221,972 shares of common stock. See “Certain Relationships and Related Transactions—Senior Management Agreements” incorporated by reference to our proxy statement.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, incorporated by reference to our proxy statement, for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Syniverse Technologies, Inc.

There is currently no established public trading market for the common stock, no par value, of Syniverse Technologies, Inc., a company which is wholly owned by Syniverse Holdings, Inc.

Syniverse Technologies, Inc. has not paid any dividends on its common stock during the past fiscal year and does not intend to pay dividends on its common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on its ability to pay cash dividends on its common stock.

Syniverse Technologies, Inc. does not have any shares of common stock authorized for issuance under any equity compensation plans.

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2001, 2002 and 2003 and for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data as of February 13, 2002 was derived from an unaudited balance sheet as of that date not included in this filing. The selected historical financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

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

The term “predecessor” refers to Syniverse Technologies, Inc. prior to being acquired by Syniverse Holdings, Inc. on February 14, 2002.

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
				2003	2004	2005
	(in thousands except per share amounts)
Statement of Operations Data:
Revenues
Technology Interoperability	$82,312	$8,464	$70,215	$66,536	$81,077	$108,429
Network Services	105,369	14,103	99,647	111,845	130,408	132,120
Number Portability Services	—	—	860	5,469	48,478	50,836
Call Processing Services	65,241	6,429	46,336	42,764	34,569	28,619
Enterprise Solution Services	39,319	2,412	17,869	15,265	14,122	11,026

Revenues Excluding Off-Network Database Query Fees	292,241	31,408	234,927	241,879	308,654	331,030
Off-Network Database Query Fees	69,117	8,588	61,117	29,529	23,749	10,761

Total Revenues	361,358	39,996	296,044	271,408	332,403	341,791

Costs and expenses:
Cost of operations	169,025	20,655	130,364	109,744	138,484	129,190
Sales and marketing	24,348	2,614	22,706	18,631	20,244	23,344
General and administrative	41,245	3,001	42,630	39,881	41,939	48,850
Provision for (recovery of) uncollectible accounts	2,207	1,340	(693)	466	(165)	546
Depreciation and amortization (1)	15,203	1,464	33,285	37,319	41,972	46,815
Restructuring (2)	—	—	2,845	2,164	289	143
Impairment losses on intangible assets (3)	—	—	—	53,712	14,056	—

	252,028	29,074	231,137	261,917	256,819	248,888

Operating income	109,330	10,922	64,907	9,491	75,584	92,903
Other income (expense), net:
Interest income	3,903	432	965	768	1,148	1,957
Interest expense	—	—	(54,105)	(58,128)	(52,928)	(34,647)
Loss on extinguishment of debt	—	—	—	—	—	(42,804)
Other income (expense), net	(80)	(19)	(275)	—	(12)	1,436

	3,823	413	(53,415)	(57,360)	(51,792)	(74,058)

Income (loss) from continuing operations before provision for income taxes	113,153	11,335	11,492	(47,869)	23,792	18,845
Provision for income taxes	43,895	4,418	9,320	10,057	8,729	9,041

Income (loss) from continuing operations	69,258	6,917	2,172	(57,926)	15,063	9,804
Discontinued operations:
Loss from discontinued operations	—	—	(1,541)	—	—	—

Net income (loss)	69,258	6,917	631	(57,926)	15,063	9,804
Preferred stock dividends	—	—	(33,340)	(30,230)	(31,564)	(4,195)

Net income (loss) attributable to common stockholders	$69,258	$6,917	$(32,709)	$(88,156)	$(16,501)	$5,609

Net income (loss) per common share:
Basic	$—	$—	$(0.82)	$(2.21)	$(0.41)	$0.09
Diluted	$—	$—	$(0.82)	$(2.21)	$(0.41)	$0.09
Weighted average common shares outstanding:
Basic	—	—	39,838	39,838	39,838	61,973
Diluted	—	—	39,838	39,838	39,838	62,978

Other Financial Data:
EBITDA (4)	$124,453	$12,367	$96,376	$46,810	$117,544	$98,350
Net cash provided by (used in):
Operating activities	131,281	1,185	59,756	48,422	85,696	110,577
Investing activities	(99,831)	34,781	(12,278)	(18,883)	(78,663)	(32,555)
Financing activities	(33,750)	(11,250)	(44,187)	(63,430)	2,697	(46,603)
Capital expenditures	10,406	606	12,278	18,280	22,184	(34,001)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$284	$25,000	$42,190	$8,299	$17,919	$49,294
Property and equipment, net	23,656	23,306	33,728	33,548	35,703	43,426
Total assets	247,867	159,457	833,068	730,271	777,193	771,358
Total debt, net of discount, and redeemable preferred stock	—	—	856,973	753,425	793,062	367,794
Total stockholder’s equity (deficit)	153,104	133,510	(81,453)	(90,317)	(106,860)	322,639

(1)	Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense in the statement of operations data. Depreciation and amortization amounts after February 14, 2002 are not comparable to the periods prior to that date because the successor company’s assets were revalued as a result of the purchase accounting treatment of the acquisition.
(2)	Restructuring expense is comprised of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, July 2003, April 2004 and September 2005. Our restructuring in July 2003 was related to the acquisitions of Brience. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting. Our restructurings in April 2004 and September 2005 were related to our acquisition of Syniverse Holdings Limited (formerly Softwright Holdings, Ltd).
(3)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million which will no longer be recoverable due to our phase-outs of other service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of certain service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer recently notifying us that it does not intend to renew its contract for these services.
(4)	EBITDA is determined by adding net interest expense, income taxes, depreciation and amortization to net income (loss). We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA.

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

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of operations and our consolidated statements of cash flows included in our financial statements included elsewhere in this annual report.

The following table reconciles net income (loss) to EBITDA for the periods presented. We have also provided supplemental information regarding items associated with our restructuring expense and intangible asset impairments.

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
				2003	2004	2005
	(dollars in thousands)
Reconciliation of EBITDA to Net Income (Loss):
Net income (loss) as reported	$69,258	$6,917	$631	$(57,926)	$15,063	$9,804
Interest expense (income), net	(3,903)	(432)	53,140	57,360	51,780	32,690
Depreciation and amortization	15,203	1,464	33,285	37,319	41,972	46,815
Provision for income taxes	43,895	4,418	9,320	10,057	8,729	9,041

EBITDA	$124,453	$12,367	$96,376	$46,810	$117,544	$98,350

Supplemental information:
Restructuring expense (i)	$—	$—	$2,845	$2,164	$289	$143
Impairment losses on intangible assets (ii)	—	—	—	53,712	14,056	—
Loss on extinguishment of debt (iii)	—	—	—	—	—	42,804
Facility move (iv)	—	—	—	—	—	2,671
Loss or disposal of assets (v)	—	—	—	—	—	612
_________
(i)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, July 2003, April 2004 and September 2005. The latter three restructurings are related to two acquisitions. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting.

(ii)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million, which will no longer be recoverable due to our phase-outs of certain service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of other service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer recently notifying us that it does not intend to renew its contract for these services.

(iii)	Loss on extinguishment of debt relates to the early extinguishment of debt related to our previous senior credit facility, repaid in February 2005 and the February 2005 and August 2005 tender for our 12 3/4% senior subordinated notes due 2009. In February 2005, we recognized a loss of $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the tender of 35% of our 12 3/4% senior subordinated notes. The loss includes a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the tendered portion of the 12 3/4% senior subordinated notes, as well as a $12.4 million cash charge related to the prepayment premium on the tendered portion of the senior subordinated notes. In August 2005, we recognized $19.0 million on the early extinguishment of debt related to the tender of $144.8 million of our 12 3/4% senior subordinated notes. The loss includes a non-cash write-off of $2.6 million of unamortized deferred financing costs and $1.6 million of unamortized debt discount, as well as a $14.3 million cash charge related to the prepayment premium and $0.5 million of other costs.

(iv)	Facilities move expenses consist of expenses incurred to date related to our headquarters relocation, which commenced in the fourth quarter of 2005.

(v)	Loss on disposal of assets relates to the retirement of computer equipment related to our call processing services.

The following table reconciles cash flows from operations to EBITDA for the periods presented.

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
				2003	2004	2005
	(dollars in thousands)
Reconciliation of Cash Flows from Operations to EBITDA:
Net cash provided by operating activities	$131,281	$1,185	$59,756	$48,422	$85,696	$110,577
Net interest paid (collected)	(3,903)	315	30,187	46,152	44,296	40,695
Pension and other employee retirement benefits	(3,861)	(546)	—	—	—	—
Impairment losses on intangible assets	—	—	—	(53,712)	(14,056)	—
Gain on sale of marketable securities	—	—	—	—	—	1,446
Loss on extinguishment of debt	—	—	—	—	—	(42,804)
Other working capital changes	3,143	12,753	15,496	19,522	8,615	(7,796)
Changes in other non-cash items	(2,207)	(1,340)	(9,456)	(11,489)	(9,054)	(4,774)
Other assets and liabilities	—	—	393	(2,085)	2,047	1,006

EBITDA	$124,453	$12,367	$96,376	$46,810	$117,544	$98,350

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Historical Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere herein. The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

At the time of our acquisition from Verizon on February 14, 2002, we anticipated that our future revenues from Verizon Wireless would decrease. The expected decline in Verizon Wireless revenues was based on a number of specific events, including Verizon Wireless’ planned movement of certain services in-house and the termination of Verizon Wireless’ contract with us relating to the technology supporting the OnStar application. In anticipation of this decrease, we entered into a revenue guaranty agreement on February 14, 2002 pursuant to which Verizon Information Services agreed to pay us 82.5% of the amount, if any, by which our annual revenues from Verizon Wireless and certain of its affiliates were less than specified annual revenue minimums beginning from the date of the acquisition and continuing through December 31, 2005. The revenue minimums were $45.4 million for the period from February 14, 2002 to December 31, 2002, $34.9 million for the year ended December 31, 2003, $33.5 million for the year ended December 31, 2004 and $33.2 million for the year ended December 31, 2005. These agreed-upon revenue minimums compare to $84.9 million of 2001 revenues from Verizon Wireless. Although our revenues from Verizon Wireless have declined following our acquisition from Verizon, these revenues still exceeded the revenue minimums in 2003, 2004 and 2005. As a result, we have not received and do not expect to receive any payments under the Verizon Wireless revenue guaranty as this agreement has expired.

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

In addition, we anticipated declines in our call processing services and enterprise solutions revenues. The decline in call processing was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. Call processing services revenues declined $10.0 million from $52.8 million from 2002 to $42.8 million for 2003. Call processing services revenues declined $8.2 million from $42.8 million for 2003 to $34.6 million for 2004. Call processing services revenues declined $6.0 million from $34.6 million for 2004 to $28.6 million for 2005. These declines have been in line with our expectations. We expect the decline to continue.

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

These revenue declines were partially offset by continued strength in our clearinghouse services driven by growth from existing customers or services, which we refer to as “organic volume growth,” and the addition of new customers. In addition, we have experienced revenue growth driven by increased intelligent network database query volumes, messaging volumes and signaling. Furthermore, the introduction of number portability services has contributed significantly to the growth of our business over this period. In order to encourage higher customer transaction volumes, our pricing strategy generally includes negotiating tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, the average price per transaction for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue.

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

On September 30, 2004, we acquired the wireless clearinghouse business of IOS North America from EDS. We paid $53.7 million on the date of the acquisition and an additional $1.1 million in January 2005 resulting from the settlement of the final working capital adjustment pursuant to the Purchase Agreement. We financed the acquisition through increased borrowings under our previous senior credit facility and available cash. The primary services of IOS North America include wireless voice and data clearinghouse services. These post-acquisition revenues are reported in Technology Interoperability Services.

Introduction

We provide an integrated suite of services that simplify wireless technology complexities by integrating disparate wireless carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. These services include:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the delivery and establishment of telephone calls.

•	Number Portability Services. Our number portability services are used by many wireless carriers, including the five largest domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse, SMS and MMS routing services and wireline network access billing. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based pricing strategy as well as potential competitive pricing pressure.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based pricing strategy and potential competitive pricing pressures.

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

For more information about how we recognize revenues for each of our service categories, please see the discussion below under “Critical Accounting Policies and Estimates.”

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

Comparison of 2005 and 2004

The following table presents an overview of our results of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2004	% of Revenues	Year Ended December 31, 2005	% of Revenues	2005 vs. 2004 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$81,077	24.4%	$108,429	31.7%	$27,352	33.7%
Network Services	130,408	39.2%	132,120	38.7%	1,712	1.3%
Number Porting Services	48,478	14.6%	50,836	14.9%	2,358	4.9%
Call Processing Services	34,569	10.4%	28,619	8.4%	(5,950)	(17.2)%
Enterprise Solutions	14,122	4.3%	11,026	3.2%	(3,096)	(21.9)%

Revenues excluding Off-Network Database Query Fees	308,654	92.9%	331,030	96.9%	22,376	7.2%
Off-Network Database Query Fees	23,749	7.1%	10,761	3.1%	(12,988)	(54.7)%

Total revenues	332,403	100.0%	341,791	100.0%	9,388	2.8%

Costs and expenses:
Cost of operations	138,484	41.7%	129,190	37.8%	(9,294)	(6.7)%
Sales and marketing	20,244	6.1%	23,344	6.8%	3,100	15.3%
General and administrative	41,939	12.6%	48,850	14.3%	6,911	16.5%
Provision for (recovery of) uncollectible accounts	(165)	(0.0)%	546	0.2%	711	430.9%
Depreciation and amortization	41,972	12.6%	46,815	13.7%	4,843	11.5%
Restructuring	289	0.1%	143	0.0%	(146)	(50.5)%
Impairment losses on intangible assets	14,056	4.2%	—	0.0%	(14,056)	(100.0)%

	256,819	77.3%	248,888	72.8%	(7,931)	(3.1)%

Operating income	75,584	22.7%	92,903	27.2%	17,319	22.9%

Other income (expense), net:
Interest income	1,148	0.3%	1,957	0.6%	809	70.5%
Interest expense	(52,928)	(15.9)%	(34,647)	(10.2)%	18,281	(34.5)%
Loss on extinguishment of debt	—	0.0%	(42,804)	(12.5)%	(42,804)	100.0%
Other, net	(12)	(0.0)%	1,436	0.4%	1,448	12066.7%

	(51,792)	(15.6)%	(74,058)	(21.7)%	(22,266)	43.0%

Income before provision for income taxes	23,792	7.1%	18,845	5.5%	(4,947)	(20.8)%
Provision for income taxes	8,729	2.6%	9,041	2.6%	312	3.6%

Net income	15,063	4.5%	9,804	2.9%	(5,259)	(34.9)%
Preferred stock dividends	(31,564)	(9.5)%	(4,195)	(1.2)%	27,369	(86.7)%

Net income (loss) attributable to common stockholders	$(16,501)	(5.0)%	$5,609	1.7%	$22,110	134.0%

Revenues

Total revenues increased $9.4 million to $341.8 million for the year ended December 31, 2005 from $332.4 million for 2004. Excluding Off-Network Database Query Fees, total revenues increased $22.4 million for the year ended December 31, 2005. The increase in revenues was primarily due to organic volume growth in Technology Interoperability Services, the addition of IOS North America results, growth in Network Services and Number Porting Services revenues offset in part by decreases in Call Processing Services and Enterprise Solutions Services revenues.

During the fourth quarter of 2004, we renewed our contract with Verizon Wireless. Consistent with our overall pricing strategy, the terms of the new contract reflect lower pricing that will, in the near term, reduce our revenues from this customer. The impact was approximately $5.0 million for the year ended December 31, 2005 as compared to the same period in 2004. Over an extended time period, we believe these decreases will likely be offset in part by higher transaction volumes as well as additional service offerings to Verizon Wireless.

Technology Interoperability Services revenues increased $27.4 million to $108.4 million for the year ended December 31, 2005 from $81.1 million for 2004. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services and the acquisition of IOS North America, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment.

Network Services revenues increased $1.7 million to $132.1 million for the year ended December 31, 2005 from $130.4 million for 2004. The increase in revenues was primarily due to volume growth in our GSM transport and intelligent network database services, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, two of our SS7 customers announced that they intended to replace our SS7 network solution. We expect this development to reduce 2006 network services revenues by approximately $8.0 to $9.0 million, depending on the timing of the replacement.

Number Portability Services revenues increased $2.4 million to $50.8 million for the year ended December 31, 2005 from $48.5 million for 2004. The increase in revenues was primarily due to higher porting activity. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. However, we continued to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in their migration of the number portability error resolution services to their internal platforms. We have accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these over the year ended December 31, 2005. We also amortized the transition fee over the 2005 fiscal year. Based on this new agreement, the 2005 number portability revenues from Sprint were relatively comparable to 2004 revenues, however, we will no longer have any revenues from Sprint for these services in future years. This decrease in revenues will be partially offset by decreased costs associated with providing these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. However, we expect this Sprint decision to reduce 2006 revenues by approximately $19.0 million, excluding the effect of any new or expanded services.

Call Processing Services revenues decreased $6.0 million to $28.6 million for the year ended December 31, 2005 from $34.6 million for 2004. The decline in call processing revenues was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues decreased $3.1 million to $11.0 million for the year ended December 31, 2005 from $14.1 million for 2004. The decrease in revenues was primarily due to lower subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $13.0 million to $10.8 million for the year ended December 31, 2005 from $23.7 million for 2004. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations decreased $9.3 million to $129.2 million for the year ended December 31, 2005 from $138.5 million for 2004. The decrease was primarily due to a reduction in our off-network database queries services and decreased operational costs related to our number porting services due to the Sprint migration, partially offset by increases in data processing costs.

Sales and marketing expenses increased $3.1 million to $23.3 million for the year ended December 31, 2005 from $20.2 million for 2004. The increase was primarily due to higher employee expenses related to our international expansion.

General and administrative expenses increased $6.9 million to $48.9 million for the year ended December 31, 2005 from $41.9 million for 2004. The increase was primarily due to higher product development expenses related to the integration of IOS North America, the relocation of our corporate headquarters, higher expenses associated with operating as a public company, and $1.2 million in costs associated with potential acquisitions that were not consummated.

Provision for (recovery of) uncollectible accounts increased $0.7 million to $0.5 million for the year ended December 31, 2005 from $(0.2) million for 2004. The increase in the provision results from increases in specific customer reserves in 2005.

Depreciation and amortization expenses increased $4.8 million to $46.8 million for the year ended December 31, 2005 from $42.0 million for 2004. The increase was primarily due to higher depreciation and amortization expenses incurred in connection with our continuing capital expenditures related to our SS7 network and the intangible assets established as a part of purchase accounting for the IOS North America acquisition. Included in our depreciation and amortization expenses for the years ended December 31, 2005 and 2004 is approximately $24.4 million and $22.7 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited and our September 2004 acquisition of IOS North America.

Restructuring expenses decreased $0.1 million to $0.2 million for the year ended December 31, 2005 from $0.3 million for 2004. In September 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $0.2 million in severance related costs in September 2005. In April 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings Limited resulting in the termination of ten employees. As a result, we incurred $0.3 million in severance related costs in April 2004.

Other

Interest income increased $0.8 million to $2.0 million for the year ended December 31, 2005 from $1.1 million for 2004. The increase was primarily attributable to interest income earned from higher cash balances.

Interest expense decreased $18.3 million to $34.6 million for the year ended December 31, 2005 from $52.9 million for 2004. The decrease was primarily a result of our recapitalization occurring in the first quarter of 2005 in connection with our initial public offering, which lowered our average outstanding debt balance and interest rate, and the refinancing of our remaining 12 3/4% senior subordinated notes due 2009 in the third quarter of 2005.

Loss on extinguishment of debt was $42.8 million for the year ended December 31, 2005. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the tender of $85.6 million of our 12 3/4% senior subordinated notes due 2009. The loss includes a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the tendered portion of the 12 3/4% senior subordinated notes due 2009, as well as a $12.4 million cash charge related to the prepayment premium on the tendered portion of the 12 3/4% senior subordinated notes due 2009. In August 2005, we recognized $19.0 million on the early extinguishment of debt related to the tender of $144.8 million of our 12 3/4% senior subordinated notes due 2009. The loss includes a non-cash write-off of $2.6 million of unamortized deferred financing costs and $1.6 million of unamortized debt discount, as well as a $14.3 million cash charge related to the prepayment premium and $0.5 million of other costs.

Other, net was $1.4 million for the year ended December 31, 2005. The gain is the result of the sale of marketable securities in the fourth quarter of 2005.

Provision for income taxes increased $0.3 million to $9.0 million for the year ended December 31, 2005 from $8.7 million for 2004. Our provision primarily represents the increase in deferred tax liabilities related to goodwill. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. We expect to continually evaluate this allowance and will reduce it as the utilization of these NOLs becomes more likely than not. The deferred tax assets arise primarily from federal net operating losses, which expire between 2006 and 2025. These losses relate primarily to Brience’s operations in periods prior to February 14, 2002. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be payable, we are unable to consider these goodwill-related deferred tax liabilities at December 31, 2005 in this analysis of our valuation allowance.

Preferred dividends were $4.2 million for the year ended December 31, 2005 and $31.6 million for the year ended December 31, 2004. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of December 31, 2005.

Comparison of 2004 and 2003

The following table presents an overview of our results of operations for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2003	% of Revenues	Year Ended December 31, 2004	% of Revenues	2004 vs. 2003 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$66,536	24.5%	$81,077	24.4%	$14,541	21.9%
Network Services	111,845	41.2%	130,408	39.2%	18,563	16.6%
Number Portability Services	5,469	2.0%	48,478	14.6%	43,009	786.4%
Call Processing Services	42,764	15.8%	34,569	10.4%	(8,195)	(19.2)%
Enterprise Solutions	15,265	5.6%	14,122	4.3%	(1,143)	(7.5)%

Revenues (excluding Off-Network Database Query Fees)	241,879	89.1%	308,654	92.9%	66,775	27.6%
Off-Network Database Query Fees	29,529	10.9%	23,749	7.1%	(5,780)	(19.6)%

Total revenues	271,408	100.0%	332,403	100.0%	60,995	22.5%
Costs and expenses:
Cost of operations	109,744	40.4%	138,484	41.7%	28,740	26.2%
Sales and marketing	18,631	6.9%	20,244	6.1%	1,613	8.7%
General and administrative	39,881	14.7%	41,939	12.6%	2,058	5.2%
Provision for (recovery of) uncollectible accounts	466	0.2%	(165)	(0.0)%	(631)	(135.4)%
Depreciation and amortization	37,319	13.8%	41,972	12.6%	4,653	12.5%
Restructuring	2,164	0.8%	289	0.1%	(1,875)	(86.6)%
Impairment losses on intangible assets	53,712	19.8%	14,056	4.2%	(39,656)	(73.8)%

	261,917	96.5%	256,819	77.3%	(5,098)	(1.9)%

Operating income	9,491	3.5%	75,584	22.7%	66,093	696.4%
Other income (expense), net:
Interest income	768	0.3%	1,148	0.3%	380	49.5%
Interest expense	(58,128)	(21.4)%	(52,928)	(15.9)%	5,200	(8.9)%
Other, net	—	0.0%	(12)	(0.0)%	(12)	100.0%

	(57,360)	(21.1)%	(51,792)	(15.6)%	5,568	(9.7)%

Income (loss) before provision for income taxes	(47,869)	(17.6)%	23,792	7.1%	71,661	(149.7)%
Provision for income taxes	10,057	3.7%	8,729	2.6%	(1,328)	(13.2)%

Net income (loss)	(57,926)	(21.3)%	15,063	4.5%	72,989	(126.0)%
Preferred stock dividends	(30,230)	(11.2)%	(31,564)	(9.5)%	(1,334)	4.4%

Net loss attributable to common stockholders	$(88,156)	(32.5)%	$(16,501)	(5.0)%	$71,655	(81.3)%

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

Network Services revenues increased $18.6 million to $130.4 million for the year ended December 31, 2004 from $111.8 million for 2003. The increase in revenues was primarily due to strong volume growth in our GSM transport and intelligent network database services, partially offset by a slight decline in per-transaction fees pursuant to our volume-based pricing strategy for certain of our services and a competitive pricing environment.

Number Portability Services revenues increased $43.0 million to $48.5 million for the year ended December 31, 2004 from $5.5 million in 2003. The increase in revenues was due to the November 24, 2003 introduction of our number portability services solution to carriers serving the top 100 Metropolitan Service Area markets in the United States and the subsequent introduction of number portability services to carriers serving the remaining Metropolitan Service Areas in the United States beginning on May 24, 2004. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms. For the year ended December 31, 2004, we recognized $18.0 million in revenues from Sprint for these services.

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

Sales and marketing expenses increased $1.6 million to $20.2 million for the year ended December 31, 2004 from $18.6 million for 2003. The increase was primarily due to approximately $1.0 million of expenses related to the Syniverse name change and $0.6 million in costs associated with our international expansion.

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

Provision for income taxes decreased $1.3 million to $8.7 million for the year ended December 31, 2004 from $10.1 million for 2003. In 2004, our provision primarily represents the increase in deferred tax liabilities associated with nondeductible goodwill. The decrease was primarily due to the recognition of a significant valuation allowance against our deferred tax assets in 2003. Primarily as a result of our impairment loss in the fourth quarter of 2003, we have concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. The deferred tax assets arise primarily from federal net operating losses, which expire between 2006 and 2025. These losses relate primarily to Brience’s operations in periods prior to February 14, 2002. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be payable, we are unable to consider these goodwill-related deferred tax liabilities at December 31, 2004 in this analysis of our valuation allowance.

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

Selected Quarterly Results of Operations

The following table sets forth selected unaudited statement of income data for the eight quarters ended December 31, 2005, both in dollar amounts and as a percentage of total revenues. This data should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and 2005 and related notes included elsewhere herein. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues:
Technology Interoperability Services	$15,279	$18,309	$20,919	$26,570	$23,199	$27,201	$30,662	$27,368
Network Services	29,811	34,857	33,086	32,655	32,232	33,415	35,227	31,246
Number Porting Services	11,132	11,772	11,560	14,014	11,669	12,607	13,300	13,260
Call Processing Services	9,312	8,242	8,278	8,737	6,403	7,322	7,158	7,735
Enterprise Solutions	3,724	3,696	3,508	3,193	3,082	2,927	2,517	2,500

Revenues (excluding Off-Network Database Query Fees)	69,258	76,876	77,351	85,169	76,585	83,472	88,864	82,109
Off-Network Database Query Fees	7,412	8,065	5,129	3,143	2,834	3,403	3,015	1,509

Total revenues	76,670	84,941	82,480	88,312	79,419	86,875	91,879	83,618

Costs and expenses:
Cost of operations	35,155	36,271	33,557	33,501	32,426	34,446	31,603	30,715
Sales and marketing	5,275	5,169	4,615	5,185	5,662	5,812	6,227	5,643
General and administrative	8,621	8,904	10,393	14,021	9,709	12,137	13,425	13,579
Provision for (recovery of) uncollectible accounts	248	(257)	(21)	(135)	445	243	224	(366)
Depreciation and amortization	10,290	9,891	10,142	11,649	11,885	12,190	11,246	11,494
Restructuring	—	289	—	—	—	—	143	—
Impairment losses on intangible assets	—	—	8,982	5,074	—	—	—	—

	59,589	60,267	67,668	69,295	60,127	64,828	62,868	61,065

Operating income	17,081	24,674	14,812	19,017	19,292	22,047	29,011	22,553

Other income (expense), net:
Interest income	171	427	329	221	339	398	587	633
Interest expense	(13,931)	(12,393)	(13,841)	(12,763)	(10,504)	(8,590)	(8,492)	(7,061)
Loss on extinguishment of debt	—	—	—	—	(23,788)	—	(19,016)	—
Other, net	(6)	—	(6)	—	—	—	(6)	1,442

	(13,766)	(11,966)	(13,518)	(12,542)	(33,953)	(8,192)	(26,927)	(4,986)

Income (loss) before provision for income taxes	3,315	12,708	1,294	6,475	(14,661)	13,855	2,084	17,567
Provision for income taxes	2,104	2,088	2,316	2,221	2,291	2,077	2,379	2,294

Net income (loss)	1,211	10,620	(1,022)	4,254	(16,952)	11,778	(295)	15,273
Preferred stock dividends	(7,601)	(7,791)	(7,986)	(8,186)	(4,195)	—	—	—

Net income (loss) attributable to common stockholders	$(6,390)	$2,829	$(9,008)	$(3,932)	$(21,147)	$11,778	$(295)	$15,273

Net income (loss) per common share:
Basic	$(0.16)	$0.07	$(0.23)	$(0.10)	$(0.43)	$0.18	$(0.00)	$0.23

Diluted	$(0.16)	$0.07	$(0.23)	$(0.10)	$(0.43)	$0.18	$(0.00)	$0.23

	Percentage of Total Revenues for the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues:
Technology Interoperability Services	19.9%	21.6%	25.4%	30.1%	29.2%	31.3%	33.4%	32.7%
Network Services	38.9%	41.0%	40.1%	37.0%	40.6%	38.5%	38.3%	37.4%
Number Porting Services	14.5%	13.8%	14.0%	15.8%	14.7%	14.5%	14.5%	15.8%
Call Processing Services	12.1%	9.7%	10.0%	9.9%	8.1%	8.4%	7.8%	9.3%
Enterprise Solutions	4.9%	4.4%	4.3%	3.6%	3.8%	3.4%	2.7%	3.0%

Revenues (excluding Off-Network Database Query Fees)	90.3%	90.5%	93.8%	96.4%	96.4%	96.1%	96.7%	98.2%
Off-Network Database Query Fees	9.7%	9.5%	6.2%	3.6%	3.6%	3.9%	3.3%	1.8%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of operations	45.9%	42.7%	40.7%	37.9%	40.8%	39.6%	34.4%	36.7%
Sales and marketing	6.9%	6.2%	5.6%	5.9%	7.1%	6.7%	6.8%	6.7%
General and administrative	11.2%	10.5%	12.6%	15.9%	12.2%	14.0%	14.6%	16.3%
Provision for (recovery of) uncollectible accounts	0.3%	(0.3)%	(0.0)%	(0.2)%	0.6%	0.3%	0.2%	(0.4)%
Depreciation and amortization	13.4%	11.6%	12.3%	13.2%	15.0%	14.0%	12.2%	13.7%
Restructuring	0.0%	0.3%	0.0%	0.0%	0.0%	0.0%	0.2%	0.0%
Impairment losses on intangible assets	0.0%	0.0%	10.8%	5.8%	0.0%	0.0%	0.0%	0.0%

	77.7%	71.0%	82.0%	78.5%	75.7%	74.6%	68.4%	73.0%

Operating income	22.3%	29.0%	18.0%	21.5%	24.3%	25.4%	31.6%	27.0%
Other income (expense), net:
Interest income	0.2%	0.6%	0.4%	0.3%	0.4%	0.5%	0.6%	0.8%
Interest expense	(18.2)%	(14.6)%	(16.8)%	(14.5)%	(13.2)%	(9.9)%	(9.2)%	(8.5)%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	0.0%	(30.0)%	0.0%	(20.7)%	0.0%
Other, net	(0.0)%	0.0%	0.0%	0.0%	0.0%	0.0%	(0.0)%	1.7%

	(18.0)%	(14.0)%	(16.4)%	(14.2)%	(42.8)%	(9.4)%	(29.3)%	(6.0)%

Income before provision for income taxes	4.3%	15.0%	1.6%	7.3%	(18.5)%	16.0%	2.3%	21.0%
Provision for income taxes	2.7%	2.5%	2.8%	2.5%	2.9%	2.4%	2.6%	2.7%

Net income	1.6%	12.5%	(1.2)%	4.8%	(21.4)%	13.6%	(0.3)%	18.3%
Preferred stock dividends	(9.9)%	(9.2)%	(9.7)%	(9.3)%	(5.3)%	0.0%	0.0%	0.0%
Net income attributable to common stockholders	(8.3)%	3.3%	(10.9)%	(4.5)%	(26.7)%	13.6%	(0.3)%	18.3%

Liquidity and Capital Resources

Cash Flow Information

During the year ended December 31, 2005, our operations generated $110.6 million of cash as compared to $85.7 million for 2004. The increase was primarily attributable to lower accrued interest and other accrued expenses and higher cash collections from customers. Cash and cash equivalents were $49.3 million at December 31, 2005 as compared to $17.9 million at December 31, 2004. This increase was primarily due to an increase in cash provided by operating activities partially offset by capital expenditures and principal payments on our senior credit facility. Our working capital increased $16.2 million to $55.9 million at December 31, 2005 from $39.7 million at December 31, 2004. This increase in working capital was primarily due to increased cash balances due to higher net cash provided from operating activities and lower accrued interest.

Capital expenditures for property and equipment, including capitalized software costs, increased to $34.0 million for the year ended December 31, 2005 from $22.2 million for year ended December 31, 2004. For fiscal 2003, we spent approximately $18.3 million for capital expenditures, primarily for investment in Wireless Local Number Portability and our SS7 network expansion. For fiscal 2004, we incurred approximately $22.2 million for capital expenditures primarily for investment in our SS7 network. For fiscal 2005, we incurred approximately $34.0 million for capital expenditures, primarily for investment in our network, capitalized software development and capital expenditures of approximately $10.0 million associated with our lease of new office space. Prior to the incurrence of capital costs solely related to our lease of new office space described below, we expect capital expenditures in 2006 to be within the range of $20.0 to $25.0 million.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments not beginning until one year following the commencement date. In connection with this lease, we expect to incur incremental operating expenses related solely to this move of between $8.0 and $10.0 million and capital costs related solely to the facility build-out of approximately $13.0 million. We expect to incur these moving-related costs and expenses, which include duplicative lease expense during the transition period and facility build-out costs, during 2005 and 2006. As of December 31, 2005, we had incurred and capitalized approximately $10.0 million of costs and had expensed approximately $3.7 million.

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261.0 million after deducting underwriting discounts, commissions and expenses, along with the $240.0 million received from our new senior credit facility, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock, tender $85.8 million of our senior 12 3/4% subordinated notes due 2009 and repay our previous senior credit facility.

Our acquisition from Verizon was financed through borrowings of $298.7 million under our previous senior credit facility, the sale of $245 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 in a private placement and the sale by Syniverse Holdings, LLC of preferred and common units for approximately $255.3 million in cash.

Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility. Our principal use of cash will be to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $42.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future

Debt and Credit Facilities

New Senior Credit Facility

On February 15, 2005, we entered into a $282.0 million credit agreement with Lehman Brothers Inc., as lead arranger and book manager, LaSalle Bank National Association, as syndication agent, and Lehman Commercial Paper, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a term loan of $240.0 million and a revolving credit line of $42.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by Syniverse Holdings Inc. and the U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the “Guarantors”).

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.50% for the revolving loans and 1.75% for the term debt. As of December 31, 2005, the applicable interest rate was 6.28% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of December 31, 2005, we had an aggregate face amount of $178.3 million of outstanding indebtedness under our new senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of December 31, 2005.

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

We used the $240.0 million of borrowings under the new senior credit facility in combination with the net proceeds from our IPO to repay our previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for $85.8 million of our 12 3/4% senior subordinated notes due 2009.

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

12 3/4% Senior Subordinated Notes Due 2009

On February 25, 2005, we tendered for approximately $85.8 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 reducing the aggregate principal amount outstanding to $159.3 million at that time. In connection with our tender, we paid a premium of $12.3 million, related fees of $0.1 million and accrued interest of $0.7 million. In addition to the prepayment premium of $12.3 million, the associated unamortized debt discount of $1.1 million and deferred finance costs of $1.8 million were recognized as loss on extinguishment of debt in the first quarter of 2005.

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

As of December 31, 2005, we had $14.5 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 outstanding, which bear interest at a rate of 12 3/4% per annum and have a final maturity on February 1, 2009. As of December 31, 2005, we believe we are in compliance with all of the remaining covenants contained in the indenture governing our 12 3/4% senior subordinated notes due 2009.

On February 1, 2006, Syniverse completed an early redemption for all remaining notes or $14.5 million in aggregate principal amount of its outstanding 12 3/4% senior subordinated notes due 2009 at a premium of $0.9 million.

7 3/4% Senior Subordinated Notes Due 2013.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that will, among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2005, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

On December 8, 2005, we completed an offer to exchange up to $175.0 million principal amount of our Series B 7 3/4% Senior Subordinated Notes due 2013 for any and all outstanding 7 3/4% Senior Subordinated Notes due 2013 (the “Old Notes”). All of the $175.0 million in aggregate principal amount of the Old Notes were validly tendered for exchange and have been accepted by us. The new notes have substantially identical terms of the original notes, except that the new notes have been registered under the Securities Act of 1933, as amended.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2005 and 2004.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of December 31, 2005, our estimated unbilled revenues were $9.3 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.9 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of December 31, 2005 and our bad debt expense for the year then ended to change by $0.09 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2005 and our bad debt expense for the year then ended by approximately $0.4 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of December 31, 2005, our allowance for credit memos totaled $6.5 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.7 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During the third quarter of 2004, indicators of impairment based on anticipated declines in call processing and the discontinuation of a carrier’s use of our access billing services resulted in the company recording a $9.0 million impairment charge for certain capitalized software, which thereafter had a carrying value of $7.4 million. During the fourth quarter of 2004, we recorded an impairment charge of $5.1 million on our customer base intangible assets resulting from a technology interoperability customer’s recent notification to us that it does not intend to renew its contract for these services. As aforementioned, the impairments recorded were based on the discounted expected future cash flows for which these assets will provide future economic benefit. A 5% decrease in our expected future cash flows with respect to these particular service offerings as well as a one-percentage-point increase in the discount rate used would have resulted in an approximate $2.0 million increase in the impairment loss recorded. We recorded no impairment charges for the year ended December 31, 2005.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the year ended December 31, 2005.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America which was recorded as a part of our purchase accounting. In addition, on September 30, 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $0.1 million in severance related costs in the third quarter of 2005. The payments related to this restructuring plan were completed in December 2005. At December 31, 2005, our remaining restructuring accrual related to the IOS North America acquisition totaled $0.5 million. We expect to pay the remaining restructuring costs in 2006. The balance in this account at December 31, 2005 continues to represent our best estimate.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses, or as a part of our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. Historically, we have had few changes in estimates for these accruals. The most significant claim against us is the SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) claim in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. We deny these claims, believe that they are unfounded and intend to vigorously defend ourselves. We are presently engaged in arbitration and litigation. We have accrued our estimate of loss, but there could be differences, which we are unable to estimate presently. In addition, protracted litigation would also cause us to incur legal fees, which we are unable to estimate presently.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002, the Softwright acquisition in December 2003 and the acquisition of IOS North America in September 2004, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired as of February 14, 2002 were reduced by one year, our 2006 amortization expense would increase by approximately $1.2 million.

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

As a result of a review undertaken at December 31, 2003 and each quarter since then and based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109), we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets excluding deferred tax liabilities related to goodwill. Deferred tax liabilities arising from goodwill were excluded from our consideration of the valuation allowance because goodwill is not amortized for book purposes. As a result, the timing of the turnaround of these deferred tax liabilities is not predictable in a manner that would allow us to offset the deferred tax assets. Since December 31, 2003 and continuing through December 31, 2005, we have had substantial negative evidence resulting from our cumulative loss position, which has led us to conclude, under SFAS 109 that a full valuation is required. If we emerge from the cumulative loss position, we could conclude that the “valuation allowance” should be reduced and this would favorably impact our effective tax rate. The valuation allowance as of December 31, 2004 and 2005 was $68.2 and $79.3 million, respectively. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

We have significant Federal NOLs and capital losses totaling approximately $98.0 million and $16.3 million, respectively, many of which we succeeded to as a result of our merger with Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

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

If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If it is determined that an ownership change has occurred prior to July 23, 2005, there is a significant risk that the amount of NOLs acquired from Brience that would be useable in any one year after the ownership change would be severely limited. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

Stock-Based Compensation

We use the fair value of our company and of our common stock in determining whether we are required to recognize compensation expense as a result of any of our stock option grants.

Prior to February 10, 2005, the date of our initial public offering, we determined the fair value of our company and the underlying value of the shares of our common stock based on internally-generated valuations which we prepared contemporaneously with our stock option grants in the first and third quarters of 2004. We used the income approach using the discounted cash flow methodology and we believe that our methodologies were comparable to those that a third party would use. Our board of directors established the exercise price of all options issued under our stock option plans significantly above the fair value that the board of directors determined for the underlying common stock using the discounted cash flow methodology. For these reasons, we have not obtained contemporaneous externally-prepared valuations by a third-party valuation specialist.

We selected underwriters for our initial public offering in October 2004 and did not grant any stock options through February 10, 2005, the date of our initial public offering. In January 2005, we received offering price range indications from the underwriters that were derived using multiple valuation approaches, including the trailing twelve months (“TTM”) EBITDA comparable company approach. Based upon our discussions with the underwriters, we believed that at the time the TTM EBITDA comparable company approach was a more appropriate methodology for valuing our company and our common stock since we were in the process of offering our common stock to the public. This market approach methodology is preferable to the income approach for a company pursuing a public offering because it relies on and uses data generated by actual public company performance and the resulting trading prices and is also less susceptible to the uncertainties of future projections. As a result, in January 2005 we retrospectively reassessed the values of our common stock at the various option grant dates utilizing the TTM EBITDA comparable company approach.

To retrospectively determine the value of our common stock, we calculated the TTM EBITDA multiples of the companies that we and our underwriters determined to be our publicly traded comparables. The comparable companies are Alliance Data Systems, Automatic Data Processing, Bisys Group, Certegy, First Data, Global Payments, iPayment, Paychex, TNS and Total Systems Services. We calculated the TTM EBITDA multiples of each comparable company using data from these companies’ SEC filings and other publicly available sources. For each period, we used our comparable companies’ median TTM EBITDA multiple and applied a marketability discount to determine the value of our common stock. Inherent in this methodology is the positive impact that any increase in the comparable companies’ median TTM EBITDA multiple has on the value of our common stock. Increases in our common stock value as a result of any such changes in comparable company multiples is independent of our financial performance. The marketability discount, or discount for lack of marketability, reflected our prospects for completing a public offering of our common stock, the risk or volatility of our enterprise and our concentration of ownership. We decreased this discount each quarter throughout 2004 as our financial performance improved throughout the year and the prospects for an initial public offering for our company improved.

The following summarizes our grants of stock options during the year ended December 31, 2004. Because the exercise price of all options granted during the period exceeded the estimated fair value of the underlying common stock, none of these grants resulted in the recognition of compensation expense.

	Exercise Price Per Share of Common Stock	Reassessed Weighted-Average Fair Value Per Share of Common Stock Using TTM EBITDA Multiple	Number of Shares Subject to Options
First quarter 2004	$12.43	$4.41	83,535
Second quarter 2004	N/A	N/A	N/A
Third quarter 2004	$12.43	$12.01	73,270
Fourth quarter 2004	N/A	N/A	N/A

Total for the year ended December 31, 2004			156,805

For a further discussion of our current stock valuation methods and treatment of stock based compensation see our discussions titled “Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock” and “Recent Accounting Pronouncements” in the sections below.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)). This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payment (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning January 1, 2006 using one of two methods, the modified prospective method or the modified retrospective method. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. While the impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future, had Syniverse adopted SFAS 123(R) as of January 1, 2005 for options granted prior to or during the year ended December 31, 2005, the impact would have been immaterial to our consolidated financial position and results of operations. Share-based payments granted prior to January 1, 2006, will be accounted for under SFAS 123 and the estimated financial impact to our consolidated results of operation in 2006 is immaterial. These estimates assume no additional option grants or forfeitures.

Contractual Obligations and Commitments

As of December 31, 2005, our contractual obligations consist only of our debt and operating leases. We do not have a pension plan or other long-term employee benefit plan. Our contracts with certain of our technology service providers, which range in length from 12 months to 60 months, have no minimum payment requirements.

Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$523,241	$26,506	$52,672	$52,220	$391,843
Operating lease obligations	36,451	4,712	7,159	5,914	18,666
Purchase obligations (2)	11,084	6,348	1,589	1,237	1,910

Total	$570,776	$37,566	$61,420	$59,371	$412,419

(1)	The interest rate on Term Note B is at LIBOR plus 1.75%, with LIBOR assumed to be 4.53%.
(2)	Amounts represent primarily purchase obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. On March 15, 2006, we had $178.3 million of variable rate debt outstanding on our new senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.8 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of December 31, 2004 and 2005, we had variable rate debt of approximately $220.1 million ($215.6 million net of discount) and $178.3 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our December 31, 2004 and 2005 financial positions and results of operations. However, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 56 for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We are not required to issue management’s annual report on internal control over financial reporting and hence were not required to obtain our auditor’s attestation report for fiscal year 2005.

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

On January 6, 2006, our Board of Directors appointed Tony G. Holcombe, a leading technology services and transaction-processing executive, as President and Chief Executive Officer, effective January 9, 2006. Mr. Holcombe succeeded G. Edward Evans, who will remain as Chairman of the Board of Directors through the 2007 Syniverse annual meeting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will provide information relating to our directors and executive officers under the captions “Proposal 1— Election of Directors—Nominees,” and “Executive Compensation and Other Information,” in our proxy statement for the 2006 annual meeting of stockholders to be held on May 9, 2006. We will provide information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. All of that information is incorporated in this Item 10 by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all employees. A copy of our Code of Ethics is available on our website www.syniverse.com, under the heading “Corporate Governance”, free of charge.

ITEM 11.	EXECUTIVE COMPENSATION

We will provide information relating to executive compensation under the captions “Proposal—Election of Directors—Director Compensation,” “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. That information is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information regarding ownership of our common stock by specified persons under the captions “Equity Compensation Plans,” “Summary Compensation Table” and “Security Ownership Of Certain Beneficial Owners and Management “ in the Proxy Statement. That information is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We will provide information regarding certain transactions and business relationships with management, directors and others under the caption “Certain Transactions” in the Proxy Statement. That information is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will provide information regarding the fees we paid to our independent auditors, Ernst & Young LLP, during the last two fiscal years and certain other related information under the caption “Independent Public Accounting Firm—Services and Fees of Ernst & Young LLP” in our Proxy Statement. That information is incorporated in this Item 14 by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or note thereto.

(b) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. Incorporated by reference to the Registrants’ Registration Statement on Form S-1/A. (4)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (17)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (17)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (17)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (18)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (18)

4.8	Form of Rule 144A 7 3/4% Global Note (15)

4.9	Form of Regulation S 7 3/4% Global Note (15)

4.10	Form of 7 3/4% Exchange Note. (18)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

Exhibit No.	Description

10.3	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.4	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.5	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.6	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.7	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.8	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.9	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.10	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan (12)

10.11	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.12	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.13	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.14	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.15	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.16	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.17	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.18	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.19	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

Exhibit No.	Description

†10.20	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

†10.21	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.22	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.23	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.24	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.25	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.26	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.30	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

10.31	Amendment to Underwriting Agreement dated July 28, 2005 (13)

10.32	Amendment to Underwriting Agreement dated August 15, 2005 (14)

10.33	Third Supplement to Indenture dated August 19, 2005 (16)

†10.34	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 10, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (19)

†10.35	Senior Management Agreement, dated as of January 10, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (19)

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

Exhibit No.	Description

*23.1	Consent of Ernst & Young LLP, independent registered certified public accountants, dated as of March 23, 2006.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1.
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-K dated March 30, 2005.
(13)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated July 28, 2005.
(14)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 15, 2005.
(15)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-Q dated November 10, 2005.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 22, 2005.
(17)	Incorporated by reference to the Registrants’ Form 8-K filed on August 24, 2005.
(18)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(19)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.

†	Compensatory plan or agreement.
*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/    Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 15, 2006

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31, 2004	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$17,919	$49,294
Accounts receivable, net of allowances of $1,142 and $1,067, respectively	79,450	61,735
Deferred tax assets, net	86	—
Prepaid and other current assets	4,789	4,379

Total current assets	102,244	115,408

Property and equipment, net	35,703	43,426
Capitalized software, net	54,663	52,674
Deferred costs, net	12,889	6,218
Goodwill	362,600	362,065
Identifiable intangibles, net:
Customer contract, net	5,228	301
Customer base, net	203,866	190,026
Other assets	—	1,240

Total assets	$777,193	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,680	$4,862
Accrued payroll and related benefits	15,453	11,738
Accrued interest	14,025	5,618
Other accrued liabilities	22,946	21,067
Current portion of 12 3/4% Senior Subordinated Notes due 2009, net of discount	—	14,469
Current portion of Term Note B	2,400	1,801

Total current liabilities	62,504	59,555

Long-term liabilities:
Deferred tax liabilities	27,979	36,186
12 3/4% Senior Subordinated Notes due 2009, net of discount	241,817	—
7 3/4% Senior Subordinated Notes due 2013	—	175,000
Term Note B, net of discount	213,231	176,524
Other long-term liabilities	2,908	1,454

Total long-term liabilities	485,935	389,164

Commitments and contingencies

Class A cumulative redeemable preferred stock, par value $0.01; 300,000 shares authorized, 240,479.70 and 0 issued and outstanding at December 31, 2004 and December 31, 2005, respectively, including accrued and unpaid dividends of $95,134 and $0 at December 31, 2004 and December 31, 2005 (redemption value of $335,614 and $0 at December 31, 2004 and December 31, 2005, respectively)	335,614	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 39,837,630 shares issued and outstanding and 67,667,819 shares issued and 67,370,851 shares outstanding at December 31, 2004 and December 31, 2005, respectively	40	68
Additional paid-in capital	37,021	457,165
Accumulated deficit	(144,305)	(134,501)
Accumulated other comprehensive income (loss)	384	(70)
Less treasury stock, at cost (296,968 shares at December 31, 2005)	—	(23)

Total stockholders’ equity (deficit)	(106,860)	322,639

Total liabilities and stockholders’ equity	$777,193	$771,358

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2003	2004	2005
Revenues (including $2,313, $1,462 and $959 from affiliate, respectively)	$271,408	$332,403	$341,791

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below and including $457, $195 and $294 to affiliate, respectively)	109,744	138,484	129,190
Sales and marketing	18,631	20,244	23,344
General and administrative (including $500, $500 and $83 to affiliate, respectively)	39,881	41,939	48,850
Provision for (recovery of) uncollectible accounts	466	(165)	546
Depreciation and amortization	37,319	41,972	46,815
Restructuring	2,164	289	143
Impairment losses on intangible assets	53,712	14,056	—

	261,917	256,819	248,888

Operating income	9,491	75,584	92,903

Other income (expense), net:
Interest income	768	1,148	1,957
Interest expense	(58,128)	(52,928)	(34,647)
Loss on extinguishment of debt	—	—	(42,804)
Other, net	—	(12)	1,436

	(57,360)	(51,792)	(74,058)

Income (loss) from continuing operations before provision for income taxes	(47,869)	23,792	18,845
Provision for income taxes	10,057	8,729	9,041

Net income (loss)	(57,926)	15,063	9,804
Preferred stock dividends	(30,230)	(31,564)	(4,195)

Net income (loss) attributable to common stockholders	$(88,156)	$(16,501)	$5,609

Net income (loss) per common share:
Basic	$(2.21)	$(0.41)	$0.09

Diluted	$(2.21)	$(0.41)	$0.09

Weighted average common shares outstanding:
Basic	39,838	39,838	61,973

Diluted	39,838	39,838	62,978

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(DOLLARS IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable from Brience Stock- holders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2002	$40	$20,261	$(101,442)	$(312)	$—	$—	$(81,453)
Net loss	—	—	(57,926)	—	—		(57,926)
Other comprehensive income— unrealized gain on investments	—	—	—	—	426		426

Comprehensive loss	—	—	—	—	—		(57,500)
Accrued dividends on class A preferred stock	—	(30,230)	—	—	—		(30,230)
Acquisition of Brience, Inc. in common control merger	—	78,554	—	—	—		78,554
Cancellation of notes receivable from Brience, Inc. stockholders	—	—	—	312	—		312

Balance, December 31, 2003	$40	$68,585	$(159,368)	$—	$426	$—	$(90,317)

Net income	—	—	15,063	—	—		15,063
Other comprehensive income— unrealized loss on investments	—	—	—	—	(42)		(42)

Comprehensive income	—	—	—	—	—		15,021
Accrued dividends on class A preferred stock	—	(31,564)	—	—	—		(31,564)

Balance, December 31, 2004	$40	$37,021	$(144,305)	$—	$384	$—	$(106,860)

Net income	—	—	9,804	—	—		9,804
Other comprehensive income— unrealized loss on investments	—	—	—	—	(237)	—
foreign currency translation loss					(217)	—	(454)

Comprehensive income	—	—	—	—	—	—	9,350
Issuance of common stock	18	260,948	—	—	—	—	260,966
Conversion of preferred stock to common stock	10	163,391	—	—	—	—	163,401
Accrued dividends on class A preferred stock		(4,195)	—	—	—	—	(4,195)
Purchase of treasury stock	—	—	—	—	—	(23)	(23)

Balance, December 31, 2005	$68	$457,165	$(134,501)	$—	$(70)	$(23)	$322,639

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income (loss)	$(57,926)	$15,063	$9,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	49,265	51,044	50,431
Provision for (recovery of) uncollectible accounts	466	(165)	546
Deferred income tax expense	10,458	8,562	8,948
Loss on extinguishment of debt	—	—	42,804
Gain on lease termination	(1,250)	—	—
Loss on disposition of property	327	147	612
Gain on sale of marketable securities	—	—	(1,446)
Impairment losses on intangible assets	53,712	14,056	—
Changes in operating assets and liabilities:
Accounts receivable	(6,644)	(15,617)	17,169
Other current assets	1	1,424	172
Accounts payable	(1,818)	8,356	(6,486)
Other current liabilities	(254)	4,873	(10,971)
Other assets and liabilities	2,085	(2,047)	(1,006)

Net cash provided by operating activities	48,422	85,696	110,577

Cash flows from investing activities
Capital expenditures	(18,280)	(22,184)	(34,001)
Proceeds from the sale of marketable securities	—	—	1,446
Acquisition of Softwright Holdings Limited net of cash acquired	(603)	—	—
Acquisition of IOS North America	—	(56,479)	—

Net cash used in investing activities	(18,883)	(78,663)	(32,555)

Cash flows from financing activities
Debt issuance costs paid	(1,683)	(1,102)	(6,681)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	—	—	(257,661)
Repayment of previous senior credit facility	—	—	(220,073)
Principal payments on previous senior credit facility	(62,059)	(40,701)	—
Borrowings under previous senior credit facility	—	44,500	—
Borrowings under new senior credit facility	—	—	240,000
Principal payments on new senior credit facility	—	—	(61,675)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	—	260,966
Redemption of Class A preferred stock at liquidation value	—	—	(176,456)
Purchase of treasury stock	—	—	(23)
Notes receivable from stockholders of Brience, Inc.	312	—	—

Net cash provided by (used in) financing activities	(63,430)	2,697	(46,603)

Effect of exchange rate changes on cash	—	(110)	(44)

Net increase (decrease) in cash	(33,891)	9,620	31,375
Cash and cash equivalents at beginning of year	42,190	8,299	17,919

Cash and cash equivalents at end of year	$8,299	$17,919	$49,294

Supplemental cash flow information
Interest paid	$46,152	$44,296	$40,695
Income taxes paid	—	81	140

Supplemental non-cash transactions
Reduction of goodwill and restructuring reserve accrual	284	—	444

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.	Description of Business and History

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our solutions simplify technology complexities by integrating disparate carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. Many carriers depend on our integrated suite of services to solve their most complex technology challenges and to facilitate the rapid deployment of next generation wireless services. We provide our services to over 350 telecommunication carriers in over 50 countries, including the ten largest U.S. carriers and six of the ten largest international wireless carriers. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

History

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

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility described in Note 13, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock described in Note 15, tender for 35% of our 12 3/4% senior subordinated notes described in Note 13 and repay and terminate our previous senior credit facility described in Note 13.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, Inc. (Syniverse Inc.), Syniverse Technologies, Inc. (Syniverse), Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience) and Syniverse Holdings Limited (Syniverse Limited). Syniverse Holdings, Inc. was wholly owned by Syniverse Holdings, LLC (Syniverse LLC) until our February 10, 2005 initial public offering. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company” or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

As described more fully in Note 4, we merged with Brience, Inc. (Brience), now known as Syniverse Brience, on July 23, 2003. Funds associated with GTCR Golder Rauner, LLC (GTCR) had common control of both Syniverse LLC and Brience from February 14, 2002 to the date of the merger and thus the merger was accounted for in a manner similar to a pooling of interests. Therefore, all of our historical financial statements since that 2002 date were restated to include Brience’s historical financial results.

As described more fully in Note 5, we acquired Softwright Holdings Limited (Softwright), now known as Syniverse Holdings Limited, on December 19, 2003. The acquisition was accounted for using the purchase method of accounting.

As described more fully in Note 6, we acquired certain assets of IOS North America, the wireless clearinghouse business of Electronic Data Systems Corporation (“IOS North America”), on September 30, 2004. The acquisition was accounted for using the purchase method of accounting.

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

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS and MMS routing services, and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. Software license fees are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transaction is processed.

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

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs charged to expense amounted to $108, $307 and $247 for the years ended December 31, 2003, 2004 and 2005, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of operations amounted to $15,616, $13,102, and $16,964 for the years ended December 31, 2003, 2004 and 2005, respectively.

Stock-Based Compensation

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

Cash and Cash Equivalents

We consider all highly liquid investments of operating cash with original maturities of three months or less to be a cash or cash equivalent. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts and are stated at cost, which approximates fair value.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount that we expect to collect on our gross customer trade receivables. We establish an allowance for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses. We do not require deposits or other collateral from our customers and hence we are at risk for all accounts receivable.

We charge interest on overdue receivables, but do not recognize interest income until collected. At December 31, 2004 and 2005, accounts receivable includes interest receivable totaling $1,414 and $1,016, respectively, related to finance charges to customers, which are fully offset by a contra account.

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

Capitalized Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three years. Amortization of capitalized software costs included in depreciation and amortization in the consolidated statements of income was $11,007, $12,020 and $13,277 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Identifiable Intangible Assets

We amortize identifiable intangible assets with other than indefinite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2004 and 2005, accumulated amortization totaled $45,042 and $46,348, respectively.

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

Derivatives

Financial Accounting Standards Board Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. To protect against interest rate risk, we acquired an interest rate cap during the year ended December 31, 2003, which expired in March 2005. Because the interest rate cap did not meet the criteria for hedge accounting, all changes in fair value are immediately recognized in earnings (see Note 14).

Income Taxes

Syniverse Inc. files a consolidated income tax return with its wholly-owned subsidiaries and therefore the accompanying financial statements include a provision for income taxes related to Syniverse Inc. and its subsidiaries using Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Brience filed a separate consolidated income tax return for periods prior to our merger in 2003 (see Note 4).

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Accumulated other comprehensive income (loss) as of December 31, 2004 and 2005 is as follows:

	December 31, 2004	December 31, 2005
Net unrealized gain on investments	$355	$118
Foreign currency translation adjustment	29	(188)

Accumulated other comprehensive income (loss)	$384	$(70)

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. These equity securities are included in other current assets in the accompanying consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2004 and 2005, available-for-sale securities had a fair value of $355 and $118, respectively. Because the cost of these securities had previously been written off due to other-than-temporary declines in value, the fair value of these securities reflects unrealized holding gains of $355 and $118 at December 31, 2004 and 2005, respectively.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of December 31, 2005, our investment was $888 and is included in other assets.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52 (SFAS 52), Foreign Currency Translation, income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of stockholder’s equity (deficit).

Segment Reporting

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the years ended December 31, 2003, 2004 and 2005, we derived 87.8%, 88.6% and 86.0%, respectively, of our revenues from customers in the United States.

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the year ended December 31, 2005 excludes 961,892 shares held by our management, which represent the weighted average number of shares, which were not fully vested. There were no unvested shares outstanding in 2004. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004 and 2005, options to purchase 306,251 and 423,647 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share for the years ended December 31, 2003 and 2004. As a result, the basic and diluted net losses per common share amounts are identical for those years. However, for the year ended December 31, 2005, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

The following table displays the computation of net income (loss) per common share:

	2003	2004	2005
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to common stockholders	$(88,156)	$(16,501)	$5,609
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	39,838	39,838	61,973
Unvested common stock	—	—	962
Potentially dilutive stock options	—	—	43

Diluted weighted-average common shares outstanding	39,838	39,838	62,978

Basic net income (loss) per common share	$(2.21)	$(0.41)	$0.09

Diluted net income (loss) per common share	$(2.21)	$(0.41)	$0.09

Reclassifications

Certain prior year balances have been reclassified to conform to the 2005 presentations.

3.	Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)). This change in accounting replaces existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) will affect our financial statements beginning January 1, 2006 using one of two methods, the modified prospective method or the modified retrospective method. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments will generally be measured at fair value at the grant date. While the impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future, had Syniverse adopted SFAS 123(R) as of January 1, 2005 for options granted prior to or during the year ended December 31, 2005, the impact would have been immaterial to our consolidated financial position and results of operations. Share-based payments granted prior to January 1, 2006, will be accounted for under SFAS 123 and the estimated financial impact to our consolidated results of operation in 2006 is immaterial. These estimates assume no additional option grants or forfeitures.

4.	Acquisition of Brience

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

At the time of the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively were majority owners of Brience and owned approximately 64% of the outstanding common stock of Brience on a fully diluted basis. GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively own approximately 52% of the outstanding common units of Syniverse LLC and their affiliate, GTCR Fund VII/A, L.P., owns approximately 26% of the common units of Syniverse LLC. Since funds associated with GTCR had a controlling interest in both Brience and Syniverse LLC at the time of the merger, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that GTCR had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience have only been combined for the periods during which Syniverse LLC and Brience were under common control of funds associated with GTCR. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience beginning on the date when funds associated with GTCR had common control of both entities (February 14, 2002). For the minority interest of Brience not owned by GTCR affiliates at the time of the combination, purchase accounting has been applied. However, the effects of the fair value adjustments relating to this purchase accounting were deemed to be insignificant, and therefore, recorded at zero for purposes of these financial statements.

The accompanying financial statements for the period beginning February 14, 2002 have been restated to give effect to the combination, accounted for similar to a pooling of interests.

5.	Acquisition of Softwright

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

6.	Acquisition of IOS North America

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

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $56,479 was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. The fair value of the intangible assets (the customer base and capitalized software) was determined by American Appraisal Associates, a third-party appraisal firm, using an income approach. The customer base and capitalized software were valued using the discounted future cash flows and the relief from royalty methods, respectively. The valuations considered historical financial results and expected and historical trends. The estimated future cash flows for the customer base were discounted using a cost of capital or cost of equity depending on the expected duration of the customer relationship at annually declining rates from 13.0% to 8.0% to represent the decreased risk as each year passes. The future cash flows for the capitalized software were discounted using a cost of capital of 13.0%. The 13.0% cost of capital was based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. In determining the useful life of the IOS North America customer base, we considered this specific customer base, our historical customer attrition rate and known or expected customer losses. These intangible assets are being amortized over their estimated lives using the straight-line method. The fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $31,194 in goodwill, which is subject to at least an annual impairment review. We expect that the total amount of goodwill recorded will be deductible for tax purposes.

In connection with the IOS North America acquisition, we began to formulate a restructuring plan, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of this plan, we recognized $1,888 of employee relocation and termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2005, we have $492 remaining in our restructuring accrual which we expect to pay in 2006.

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

Since the IOS North America acquisition was completed as of the close of business on September 30, 2004, IOS North America’s operating results have only been included in our consolidated statement of operations since that date. The unaudited selected pro forma results presented below include the effects of the acquisition as if it had been consummated beginning on January 1, 2003. Pro forma adjustments arise due to the asset revaluation and debt incurred. Because the selected pro forma consolidated financial information is based upon IOS North America’s financial position and operating results during the period when IOS North America was not under the control, influence or management of Syniverse, the unaudited selected pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2003:

	Year Ended December 31,
	2003	2004
	(unaudited)	(unaudited)
Revenues	$301,599	$351,438
Operating income	20,736	83,378
Net income	(49,790)	21,014

We entered into an agreement with Electronic Data Systems Corporation (“EDS”) to provide us certain transition services for a period of up to nine months after the acquisition date. These services include data center and infrastructure, payroll services, accounts receivable and accounts payable. EDS charges us approximately $500 per month under this agreement. Since the acquisition and through December 31, 2005, we had incurred $4,569 in transition services expenses with EDS.

7.	Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers. There were no customers in 2004 with an accounts receivable balance greater than or equal to 10.0% of net accounts receivables. Receivables from one customer were 11.5% of net accounts receivable at December 31, 2005. Sales to one customer were 23.2% and 20.3% of total revenues for the years ended December 31, 2003 and 2004, respectively. Sales to two customers were approximately 16.7% and 10.3%, respectively, of total revenues for the year ended December 31, 2005. No other customer represented more than 10.0% of revenues for the years ended December 31, 2003, 2004 and 2005, although a significant amount of our remaining revenues were generated from services provided to a small number of other wireless providers.

8.	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivables, accounts payable and revolving line of credit are reflected in the financial statements at their carrying value, which approximate their fair value due to the short maturity.

Available-for-sale securities are carried at fair value based on quoted market prices and are included in other current assets in the accompanying consolidated balance sheets. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2004 and 2005, available-for-sale securities had a fair value of $355 and $118, respectively. Because the cost of these securities had previously been written off due to other-than-temporary declines in value, the fair value of these securities reflects unrealized holding gains of $355 and $118 at December 31, 2004 and 2005, respectively.

The estimated fair values of our Term Note B, 12 3/4% Senior Subordinated Notes due 2009 and 7 3/4% Senior Subordinated Notes due 2013 are based on prices prevailing in the market.

The carrying amounts and fair values of our long-term debt as of December 31, 2004 and 2005 are as follows:

	December 31, 2004		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$215,631	$220,623	$178,325	$180,331
12 3/4% Senior Subordinated Notes, due 2009	241,817	272,808	14,469	15,486
7 3/4% Senior Subordinated Notes, due 2013	—	—	175,000	176,750

9.	Property and Equipment

Property and equipment, net, consist of the following:

	December 31, 2004	December 31, 2005
Equipment	$60,880	$70,434
Furniture and fixtures	2,565	2,662
Leasehold improvements	2,606	2,712
Construction in progress	—	11,242

	66,051	87,050
Accumulated depreciation	(30,348)	(43,624)

Total	$35,703	$43,426

Depreciation expense related to property and equipment was $11,049, $12,706 and $14,813 for the years ended December 31, 2003, 2004 and 2005, respectively.

10.	Capitalized Software

Capitalized software development costs, net, consist of the following:

	December 31, 2004	December 31, 2005
Software	$86,676	$97,939
Accumulated amortization	(32,013)	(45,265)

Total	$54,663	$52,674

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

Amortization expense related to capitalized software was $11,007, $12,020 and $13,277 for the years ended December 31, 2003, 2004 and 2005, respectively.

11.	Identifiable Intangible Assets

Identifiable intangible assets consist of the following:

	December 31, 2004	December 31, 2005
Definite lived intangible assets
Customer contracts	$17,967	$506
Less accumulated amortization	(12,739)	(205)

Customer contract, net	5,228	301
Customer base	236,169	236,169
Less accumulated amortization	(32,303)	(46,143)

Customer base, net	203,866	190,026

Total intangibles	$209,094	$190,327

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

Intangible assets with other than indefinite lives are amortized over their estimated useful lives, which range from 4 to 5 years for the customer contracts and 9 months to 20 years for customer base. Amortization expense related to identifiable intangibles was $15,263, $17,246 and $18,726 for the year ended December 31, 2003, 2004 and 2005, respectively. Expected amortization expenses related to acquired intangible assets for each of the next five years are the following: 2006—$12,451, 2007—$12,084, 2008—$12,075, 2009—$11,978 and 2010—$11,978.

12.	Leasing Arrangements

We lease certain facilities, equipment and an aircraft for use in our operations, all of which are operating leases. Total rent expense under operating leases amounted to $5,809 in 2003, $6,775 in 2004 and $6,736 in 2005. These leases contain various renewal options that could extend the terms of the leases beyond 2010.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We had an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650 but did not exercise this option. Our CEO and one of his affiliated entities is entitled to use the aircraft. An affiliate entity owned by the CEO will pay 25% of the monthly lease and other fixed costs for the aircraft and will reimburse us for all operating costs of the aircraft in connection with such use. Effective January 1, 2003, our CEO is required to pay for the actual use of the aircraft related to the affiliated entity. As of December 31, 2004, $14 was owed to us under this arrangement. These amounts have been collected subsequently. Amounts incurred, net of the estimated amount due from our CEO, are included in rent expense above.

On January 9, 2006, Mr. Evans resigned as our CEO and consequently we entered into an Amended and Restated Senior Management Agreement. This new agreement calls for Mr. Evans to assume the lease of our office space in Oklahoma City, Oklahoma and to either assume the lease of, or purchase outright the aircraft following December 31, 2006. We will have no further obligations for the leases following the earlier of(i) our 2007 annual shareholder meeting or (ii) the assumption of such leases by Mr. Evans.

As of December 31, 2005, the aggregate future minimum lease commitments under all of these leases are as follows:

Year ended December 31, 2006	$4,712
Year ended December 31, 2007	3,977
Year ended December 31, 2008	3,182
Year ended December 31, 2009	2,969
Year ended December 31, 2010	2,945
Thereafter	18,666

$36,451

13.	Debt

The following are the amounts outstanding, net of discounts, at December 31, 2004 and 2005:

	December 31, 2004	December 31, 2005
Previous Term Note B due September 2010, interest payable quarterly, principal payable quarterly beginning September 2002—net of discount of $4,442 and 0, respectively	$215,631	$—
New Term Note B due September 2012, interest payable quarterly, principal payable quarterly beginning March 2005	—	178,325
$245,000 Senior Subordinated Notes due February 2009, bearing interest at 12 3/4%, interest payable semi-annually beginning August 2002, principal payable upon maturity—net of discount of $3,184 and $31, respectively	241,817	14,469
$175,000 Senior Subordinated Notes due August 15, 2013, bearing interest at 7 3/4%, interest payable semi-annually beginning February 2006, principal payable upon maturity	—	175,000

Total	457,448	367,794
Less current portion (a)	(2,400)	(16,270)

Long-term debt	$455,048	$351,524

(a)	Current portion at December 31, 2004 was determined using the maturities under our new senior credit facility entered into February 15, 2005 described below. Current portion at December 31, 2005 includes the 12.75% Senior Subordinated Notes due February 2009 of $14,469 which were redeemed in total on February 1, 2006 and the senior credit facility of $1,801.

Maturities of long-term debt for the years succeeding December 31, 2005 are as follows:

2006	$1,801
2007	1,801
2008	1,801
2009	1,801
2010	1,801
Thereafter	358,789

$367,794

Previous Senior Credit Facility

The senior credit facility provided for aggregate borrowings of up to $328,333 as follows:

•	a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit which expires on December 31, 2006; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $30,000). There were no amounts outstanding under the revolving line of credit as of December 31, 2004; and

•	a Term Note B facility of $293,333 in term loans maturing on September 30, 2010. Principal outstanding as of December 31, 2004 and 2005 was $220,073 and $0, respectively.

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

Under the terms of the senior credit facility at least 45% of our funded debt was required to bear interest that was effectively fixed rate. To that extent, we could have been required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of December 31, 2004, we were not required to enter into interest rate protection agreements.

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

On September 30, 2004, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with our lenders (Term Note B and Revolving Credit). The Third Amendment amended our senior credit facility by (i) providing for the incurrence under the Credit Agreement of new Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans, (ii) increased the amount borrowed under the facility by $44,500 which was used to fund a portion of the acquisition of IOS North America, (iii) amended various financial and other covenants, and (iv) extended the quarterly installment payment obligations of the Tranche B Term Loans from a period ending December 31, 2006 to a period ending September 30, 2010. The Applicable Margin with respect to new Tranche B Term Loans has been reduced to 2.0% for Base Rate Loans and 3.0% for Eurodollar Loans.

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

The new senior credit facility provides for aggregate borrowings of up to $282,000 as follows:

•	a revolving credit facility of up to $42,000 in revolving credit loans and letters of credit which expires on February 15, 2011; available for general corporate purposes including working capital, capital expenditures and acquisitions

•	a Term Note B facility of $240,000 in term loans maturing on February 15, 2012. Principal outstanding as of December 31, 2005 was $178,325.

We borrowed $240,000 under the new senior credit facility on February 15, 2005.

The revolving line of credit and the Term Note B each bear interest at variable rates, at Syniverse’s option, of either:

•	a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on Page 5 of the British Banking Association Telerate screen) and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an applicable margin or,

•	a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three, six or nine months and, if available to the lenders under the applicable credit facility, twelve months (as selected by us) are offered in the interbank eurodollar market and (ii) an applicable margin.

The applicable margin for the base rate Term Note B loans is 1.00% if our consolidated leverage ratio is greater than or equal to 2.50 to 1 and 0.75% if our consolidated leverage ratio is less than 2.50 to 1. The applicable margin for the eurodollar Term Note B loans is 2.00% if our consolidated leverage ratio is greater than or equal to 2.50 to 1 and 1.75% if our consolidated leverage ratio is less than 2.50 to 1. As of December 31, 2005, the applicable margin for the base rate Term Note B and eurodollar Term Note B was 0.75% and 1.75%, respectively.

The applicable margin for the base rate revolving loans is 0.75% if our consolidated leverage ratio is greater than or equal to 2.50 to 1, 0.50% if our consolidated leverage ratio is greater than or equal to 2.00 to 1 but less than 2.50 to 1, and 0.25% if our consolidated leverage ratio is less than 2.00 to 1. The applicable margin for the eurodollar revolving loans is 1.75% if our consolidated leverage ratio is greater than or equal to 2.50 to 1, 1.50% if our consolidated leverage ratio is greater than or equal to 2.00 to 1 but less than 2.50 to 1, and 1.25% if our consolidated leverage ratio is less than 2.00 to 1. As of December 31, 2005, the applicable margin for the base rate revolving loans and eurodollar revolving loans was 0.50% and 1.50%, respectively.

The Term Note B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Year	Term Note B
2006	$1,801
2007	1,801
2008	1,801
2009	1,801
2010	1,801
2011	1,801
2012	167,519

Total	$178,325

Voluntary prepayments of principal outstanding under the revolving loans are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to:

•	100% of the net cash proceeds of any incurrence of certain indebtedness excluding the Incremental Facility and any indebtedness used to prepay the Senior Subordinated Notes;

•	100% of the net cash proceeds of any sale or other disposition (including as a result of casualty or condemnation) by Syniverse Holdings, Inc. or its domestic subsidiaries of any assets in excess of $5.0 million if these proceeds are not reinvested within 360 days from the sale of the asset (except for the sale of inventory in the ordinary course of business and certain other dispositions)

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

12 3/4% Senior Subordinated Notes due 2009

The 12 3/4/% Senior Subordinated Notes due 2009 are general unsecured obligations of Syniverse, and are unconditionally guaranteed by Syniverse Inc. and each of the domestic subsidiaries of Syniverse. At any time prior to February 1, 2005, Syniverse could redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings by Syniverse or a contribution to Syniverse’s common equity capital made with the net cash proceeds of a concurrent equity offering by Syniverse Inc. or Syniverse LLC (but excluding any Excluded Capital Contribution, as defined, and any Reserved Contribution, as defined) provided that:

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

On February 1, 2006, Syniverse completed an early redemption for all remaining notes of $14,500 in aggregate principal amount of its outstanding 12 3/4% Senior Subordinated Notes due 2009 at a premium of $924.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, Syniverse completed a private offering of $175,000 of its 7 3/4% Senior Subordinated Notes due 2013. Interest on the notes will accrue at the rate of 7 3/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to tender $144,750 of our outstanding 12 3/4% senior subordinated notes due 2009. On February 1, 2006, the remaining funds were used to redeem the remaining 12 3/4% senior subordinated notes due 2009 not tendered in August 2005 of $14,500, plus payment of related premium of approximately $924. The balance of funds necessary for the redemption will be paid from cash on hand or borrowing under our revolving line of credit.

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

On December 8, 2005, Syniverse completed an exchange of its 7 3/4% Series B Senior Subordinated Notes due 2013, which have been registered under the Securities Act of 1933, as amended, for any and all outstanding 7 3/4% Senior Subordinated Notes due 2013. All of the $175,000 in aggregate principal amount of the 7 3/4% Senior Subordinated Notes due 2013 were validly tendered for exchange and have been accepted by Syniverse. The new notes have substantially identical terms of the 7 3/4% Senior Subordinated Notes due 2013, except the new notes have been registered under the Securities Act of 1933, as amended.

14.	Derivatives

The portion of the interest rate associated with our Term Note B under our new senior credit facility that is based on the three month LIBOR rate is subject to variability. To protect against interest rate risk, we acquired an interest rate cap agreement during the year ended December 31, 2003. The cap had a term of two years and expired in March 2005, a notional amount of $100,000 and provides an interest rate cap of 3%. We paid a premium of $390 to obtain the cap and any amounts due to us as a result of LIBOR exceeding the strike rate were to be paid quarterly. As of December 31, 2005, the fair value of the cap was zero. The decline in fair value associated with the cap has been recorded as interest expense in the statement of operations for the years ended December 31, 2004 and December 31, 2005.

15.	Stockholder’s Equity (Deficit) and Redeemable Preferred Stock

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

The class A preferred stock earned a cumulative preferred yield compounded quarterly of 15.0% per annum from the date of issuance up through the first anniversary date which was February 14, 2003, and earns 10.0% per annum thereafter. At December 31, 2004, there were 240,479.70 Class A preferred shares outstanding. As of December 31, 2004, cumulative undeclared and unpaid preferred dividends totaled $95,134, or approximately $396 per share. The dividend amount is recorded as a part of the class A preferred stock balance as “temporary equity.”

On February 10, 2005, we completed an initial public offering (IPO) of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966 after deducting underwriting discounts, commissions and expenses, along with the $240,000 received from our new credit facility as described in Note 13, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for 35% of our senior subordinated notes as described in Note 13 and repay our previous senior credit facility as described in Note 13.

On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends with $176,456 of proceeds received from our initial public offering completed on February 10, 2005.

On March 28, 2005, we converted the remaining 115,604 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $163,353 into 10,209,598 shares of our class A common stock.

After our initial public offering and the dissolution of Syniverse LLC, certain of our executives now own shares of our common stock, which are subject to vesting over time. As of March 15, 2006, 434,562 shares with an original cost of $33 were unvested.

Pursuant to the amended and restated senior management agreements dated February 9, 2005, the unvested shares are subject to the following repurchase provisions:

•	Under our former Chief Executive Officer’s amended and restated senior management agreement, we can, under certain circumstances, repurchase all of his unvested shares; however, we have a mandatory obligation to do so in the event of his death or disability. The price for each unvested share will be his original cost. As of March 15, 2006, our former Chief Executive Officer had no unvested shares of our common stock. (See Note 23—Subsequent Events—for a discussion of the resignation of our former Chief Executive Officer)

•	Under the remaining amended and restated senior management agreements, we can, under certain circumstances, repurchase all unvested shares. The remaining senior management agreements allow us to purchase all unvested shares at the lesser of the executives’ original cost or the prevailing fair market value of the unvested shares. As of March 15, 2006, the remaining executives’ had 434,562 unvested shares of our common stock.

The maximum amount that we would be required to pay to repurchase all unvested shares under these agreements as of March 15, 2006 would be $33.

As of December 31, 2005, our authorized capital stock consisted of 100,300,000 shares of common stock, $0.001 par value per share, 300,000 shares of unclassified preferred stock, $0.001 par value per share and 300,000 shares of class A cumulative redeemable convertible preferred stock, $0.01 par value per share.

16.	Stock Options

Syniverse Inc.

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provides for grants to independent directors to purchase 20,000 shares upon election to the board. The plans have a term of five years and provided for the granting of options to purchase shares of Syniverse Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for purchase of our common stock.

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of non-voting Class B common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan. As of December 31, 2005, there were options to purchase 293,287 shares outstanding under the Founder’s Stock Option Plan and options to purchase 130,360 shares outstanding under the Directors’ Stock Option Plan. As of December 31, 2005, 108,552 and 30,000 shares were reserved for future grants under the Founders’ Stock Option Plan and the Director’s Stock Option Plan, respectively. All forfeited and cancelled shares are available to be reissued.

All options to be issued under the plans shall be presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option will have exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders’ Stock Option Plan and under the Directors’ Stock Option Plan. Generally, the options under these plans vest 20% after the first year and 5% per quarter thereafter.

The following table summarizes the transactions for the years ended December 31, 2003, 2004 and 2005 relating to the combined Founders’ Stock Option Plan and Non-Employee Directors Stock Option Plan:

	Number of Shares Subject to Option	Per Share Exercise Price
Outstanding, December 31, 2002	138,585
Granted	38,499	12.43
Exercised	—	12.43
Canceled/Forfeited	(18,752)	12.43

Outstanding, December 31, 2003	158,332	12.43
Granted	157,046	12.43
Exercised	—
Canceled/Forfeited	(9,127)	12.43

Outstanding, December 31, 2004	306,251	$12.43
Granted	131,440	11.40-18.10
Exercised	(591)	12.43
Canceled/Forfeited	(13,453)	12.43-16.19

Outstanding, December 31, 2005	423,647	$13.33

Exercisable at December 31, 2003	34,935	$12.43
Exercisable at December 31, 2004	68,342	$12.43
Exercisable at December 31, 2005	139,601	$12.43

We account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information, for disclosure purposes, regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

Outstanding options as of December 31, 2004 and 2005 had a weighted average remaining contractual life of 8.5 and 8.0 years, respectively. The per share weighted average fair value of options granted during the year ended December 31, 2004 was immaterial. The per share weighted average fair value of options granted during the year ended December 31, 2005 was $5.73.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31, 2004	December 31, 2005
Risk-free interest rate	4.30%	4.29%
Volatility factor	—	33.8%
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets; therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through December 31, 2005. However, this had no material impact due to the small number of options granted in the year ended December 31, 2005. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed.

Stock Options of Brience

Brience adopted the 2000 Stock Plan under which incentive stock options and nonstatutory stock options aggregating 15 million shares were available to be granted to employees, directors and consultants of Brience. The number of authorized shares was reduced to 4 million during 2002. The exercise price was required to be at least 100 percent of the fair market value on the date of grant. Options generally expired in 10 years. Options were immediately exercisable, but shares so purchased vested over periods determined by the Board of Directors, generally five years. Upon termination of employment, Brience could have repurchased unvested shares for the original purchase price. Brience had a loan program whereby all employees with options were able to exercise their options with the aid of a company-sponsored full recourse loan. Interest on the loans was due annually and the principal balance was due approximately two years after the date of the loan. These loans were offered at the applicable prescribed federal rate for the month of the commencement of the loan. No new loans were entered into after January 1, 2003 and none are outstanding as of December 31, 2005.

The following table summarizes the Brience stock option plan activity.

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,508,729	1,221,518	$0.95
Authorized	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	(1,508,729)	(1,221,518)	0.95
Other	—	—	—

Outstanding, December 31, 2003	—	—	$—

Vested and exercisable at end of period		—	$—

No options were outstanding under the Brience plan at December 31, 2004 or 2005.

17.	Restructurings

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

On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2,845 in severance related costs in August. The payments related to this restructuring were completed in May 2003. These charges were recognized in our 2002 statement of operations

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1,841 in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003. These charges were recognized in our 2003 statement of operations.

On July 23, 2003, we completed a restructuring plan in connection with our acquisition of Brience resulting in the termination of 5 employees. As a result, we incurred $607 in severance related costs in July 2003 which were recognized in our 2003 statement of operations. The payments related to this restructuring were completed by September 2003

In connection with the Softwright Holdings Limited acquisition in December 2003, we developed a restructuring plan for the elimination of redundant positions. As a result of this plan, we recognized $93 of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination.

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

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3. We expect to pay the remainder of these benefits in 2006.

For the year ended December 31, 2004, we had the following activity in our restructuring accruals:

	January 1, 2004 Balance	Additions	Payments	December 31, 2004 Balance
December 2003 Restructuring*
Termination costs	$93	$—	$(93)	$—
April 2004 Restructuring
Termination costs	—	289	(289)	—
September 2004 Restructuring*
Termination costs	—	788	—	788
Relocation costs	—	1,100	—	1,100

Total	$93	$2,177	$(382)	$1,888

For the year ended December 31, 2005, we had the following activity in our restructuring accruals:

	January 1, 2005 Balance	Additions		Payments	Reductions		December 31, 2005 Balance
September 2004 Restructuring*
Termination costs	$788	$244	†	$(638)	$—		$394
Relocation costs	1,100	—		(314)	(688	)†	98
September 2005 Restructuring
Termination costs	—	143		(143)	—		—

Total	$1,888	$387		$(1,095)	$(688)		$492

*	These accruals were reflected in purchase accounting.
†	These amounts were adjustments to goodwill.

18.	Employee Benefits

Savings Plans of Syniverse

During the period from February 14, 2002 to December 31, 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. We incurred total savings plan costs of $1,998, $2,204 and $2,268 for the years ended December 31, 2003, 2004 and 2005, respectively.

Savings Plans of Brience

For the period from January 1, 2003 to July 23, 2003, Brience had a 401(k) plan available to all employees. Employees were eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant could elect to contribute an amount up to 15 percent of his or her annual base salary plus commissions and bonuses, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. While Brience was allowed to make discretionary contributions to the 401(k), no discretionary contributions to the 401(k) were made by Brience. This plan was discontinued after July 23, 2003, the date of the merger.

19.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$(127)	$132	$(54)
Foreign	41	17	43
State and local	(315)	18	104

	(401)	167	93
Deferred
Federal	9,397	7,693	7,527
State and local	1,061	869	1,421

	10,458	8,562	8,948

Provision for income taxes	$10,057	$8,729	$9,041

Prior to the July 23, 2003 acquisition of Brience, Brience filed separate income tax returns and its losses were not available to us in those tax periods. The Brience loss does not generate a current tax benefit due to the history of earnings and losses, uncertainty of the realization of our deferred tax assets, and the absence of sufficient taxable income in prior carryback years.

The income tax expense differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax income from operations as follows:

	Year Ended December 31,
	2003	2004	2005
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local income tax, net of federal tax benefit	(3.9)	3.9	4.0
Impact of foreign tax rates	1.1	0.1	0.4
Permanent differences	—	1.4	—
Other, net	1.5	0.6	1.0
Change in valuation allowance	57.3	(4.3)	7.6

	21.0%	36.7%	48.0%

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax (liabilities) assets are shown in the following table:

	December 31, 2004		December 31, 2005
	Current	Non-Current	Current	Non-Current
Accrued expenses	$1,166	$—	$1,093	$—
Goodwill	—	(27,893)	—	(36,841)
Property, equipment and intangible assets	—	(6,049)	—	1,442
Employee benefit accruals	734	—	4,277	—
Accounts receivable	470	—	415	—
Intangible asset impairment	—	26,206	—	17,218
Tax credits	596	—	—	581
Capital loss carryforward	—	—	—	6,362
Federal and state NOLs	—	38,927	—	45,159
Foreign NOLs	—	5,935	—	3,323
Other-net	36	225	(706)	195

Deferred tax asset/(liability)	3,002	37,351	5,079	37,439
Valuation allowance	(2,916)	(65,330)	(5,734)	(73,625)

Net deferred tax asset/(liability)	$86	$(27,979)	$(655)	$(36,186)

Our deferred tax assets arise primarily from accumulated U.S. federal NOLs of $97,997 and capital losses of $16,355, which expire between 2006 and 2025, and the impairment of intangible assets. These NOLs relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements.

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating losses) become deductible or are utilized. Primarily as a result of cumulative losses and our inability to consider the deferred tax liabilities arising from our tax basis deductions of goodwill amortization due to the uncertainty of when these amounts will turn, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill, using the “more likely than not” criteria.

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

If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If it is determined that an ownership change occurred prior to July 23, 2005, there is a significant risk that the amount of NOLs acquired from Brience that would be useable in any one year after the ownership change would be severely limited. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

20.	Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2005, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

21.	Related Party Transactions

In addition to related party transactions disclosed elsewhere in the footnotes, the following summarizes information related to additional related party transactions.

Professional Services Agreement

We have agreed to pay GTCR an annual fee of $500 for its ongoing services as our financial and management consultant. We incurred $500 for each of the years ended December 31, 2003 and 2004 and $83 for the year ended December 31, 2005. In connection with our public offering in February 2005, the professional services agreement was terminated.

Additionally, in connection with the Third Amendment to our senior credit facility on September 30, 2004, we paid GTCR a $445 placement fee.

Revenue Guaranty Agreement

Verizon agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No payments from Verizon are due under the guaranty agreement for the period from February 14, 2002 to December 31, 2002 or the years ended December 31, 2003, 2004 and 2005. This agreement has now expired.

Other

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

We transact business and recognize revenues and expenses from Transaction Network Services, Inc., a company affiliated with Syniverse Inc.’s controlling stockholder. For the years ended December 31, 2003, 2004 and 2005, we recognized revenues in the amount of $2,313, $1,462 and $959, respectively. For the years ended December 31, 2003, 2004 and 2005, we recognized expenses in the amount of $457, $195 and $294, respectively.

22.	Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the year ended December 31, 2005.

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Revenues	$79,419	$86,875	$91,879	$83,618
Operating income	19,292	22,047	29,011	22,553
Net income (loss)	(16,952)	11,778	(295)	15,273
Net income (loss) attributable to common stockholders	(21,147)	11,778	(295)	15,273
Net income (loss) per common share	$(0.43)	$0.18	$(0.00)	$0.23

The following presents quarterly financial results for the year ended December 31, 2004.

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Revenues	$76,670	$84,941	$82,480	$88,312
Operating income	17,081	24,674	14,812	19,017
Net income (loss)	1,211	10,620	(1,022)	4,254
Net income (loss) attributable to common stockholders	(6,390)	2,829	(9,008)	(3,932)
Net income (loss) per common share	$(0.16)	$0.07	$(0.23)	$(0.10)

In the quarters ended March 31 and September 30, 2005 (as more fully described in Note 13), we recognized $23,788 and $19,016, respectively, on the early extinguishment of debt related to our previous senior credit facility and the tender of our 12 3/4% senior subordinated notes due 2009.

During the quarter ended September 30, 2004 and as described in Note 10, we recognized an impairment charge of $8,982 related to certain capitalized software. During the quarter ended December 31, 2004 and as described in Note 11, we recognized an impairment charge of $5,074 related to the customer base intangible asset arising from the IOS North America acquisition. Also, we acquired IOS North America on September 30, 2004 and hence the associated results of operations after that date are included in the quarter ended December 31, 2004.

23.	Subsequent Events

One January 6, 2006 our Board of Directors appointed Tony G. Holcombe, a leading technology services and transaction-processing executive, as President and Chief Executive Officer, effective January 9, 2006. Mr. Holcombe will succeed G. Edward Evans, who will remain as Chairman of the Board of Directors through the 2007 Syniverse annual meeting.

24.	Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes, described in Note 13 above, are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV and Syniverse Limited are included as non-guarantors in 2004. Prior to 2004, the results of Syniverse BV and Syniverse Limited are immaterial and are included in the results of Syniverse. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investment Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$47,896	$60	$1,330	$—	$49,294
Accounts receivable, net of allowances	—	59,814	650	1,271	—	61,735
Accounts receivable—affiliates	—	4,050	431	—	(4,481)	—
Deferred tax assets, net	—	—	—	—	—	—
Prepaid and other current assets	—	4,147	117	115	—	4,379

Total current assets	8	115,907	1,258	2,716	(4,481)	115,408

Property and equipment, net	—	43,318	—	108	—	43,426
Capitalized software, net	—	52,525	—	149	—	52,674
Deferred costs, net	—	6,218	—	—	—	6,218
Goodwill	—	361,311	—	754	—	362,065
Identifiable intangibles, net:						—
Customer contract, net	—	1	—	300	—	301
Customer base, net	—	190,026	—	—	—	190,026
Other assets	—	1,240	—	—	—	1,240
Investment in subsidiaries	322,632	(390)	—	—	(322,242)	—

Total assets	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,854	$—	$8	$—	$4,862
Accounts payable—affiliates	—	—	—	4,481	(4,481)	—
Accrued payroll and related benefits	1	11,115	—	622	—	11,738
Accrued interest	—	5,618	—	—	—	5,618
Other accrued liabilities	—	20,503	156	408	—	21,067
Current portion of 12 3/4% Senior Subordinated Notes due 2009, net of discount	—	14,469	—	—	—	14,469
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	1	58,360	156	5,519	(4,481)	59,555

Long-term liabilities:
Deferred tax liabilities	—	36,186	—	—	—	36,186
12 3/4% Senior Subordinated Notes due 2009, net of discount	—	—	—	—	—	—
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B, net of discount	—	176,524	—	—	—	176,524
Other long-term liabilities	—	1,454	—	—	—	1,454

Total long-term liabilities	—	389,164	—	—	—	389,164

Stockholders’ equity:
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,165	457,226	—	2,151	(459,377)	457,165
Accumulated deficit	(134,501)	(134,501)	(116,355)	(3,476)	254,332	(134,501)
Accumulated other comprehensive income (loss)	(70)	(70)	117	(188)	141	(70)
Less treasury stock, at cost	(23)	(23)	—	—	23	(23)

Total stockholders’ equity (deficit)	322,639	322,632	1,102	(1,492)	(322,242)	322,639

Total liabilities and stockholders’ equity	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$336,987	$289	$4,515	$—	$341,791

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	127,977	—	1,213	—	129,190
Sales and marketing	—	20,220	—	3,124	—	23,344
General and administrative	4	48,240	17	589	—	48,850
Provision for uncollectible accounts	—	546	—	—	—	546
Depreciation and amortization	—	46,561	—	254	—	46,815
Restructuring	—	—	—	143		143

	4	243,544	17	5,323	—	248,888

Operating income (loss)	(4)	93,443	272	(808)	—	92,903
Other income (expense), net:
Income from equity investment	18,849	2,625	—	—	(21,474)	—
Interest income	—	1,951	—	6	—	1,957
Interest expense	—	(34,531)	—	(116)	—	(34,647)
Loss on extinguishment of debt	—	(42,804)	—	—	—	(42,804)
Other, net	—	(1,835)	—	3,271	—	1,436

	18,849	(74,594)	—	3,161	(21,474)	(74,058)

Income before provision for income taxes	18,845	18,849	272	2,353	(21,474)	18,845
Provision for income taxes	9,041	9,041	—	—	(9,041)	9,041

Net income	9,804	9,808	272	2,353	(12,433)	9,804
Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net income attributable to common stockholders	$5,609	$9,808	$272	$2,353	$(12,433)	$5,609

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$9,804	$9,804	$272	$2,353	$(12,429)	$9,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	50,178	—	253	—	50,431
Provision for uncollectible accounts	—	546	—	—	—	546
Deferred income tax expense	—	8,948	—	—	—	8,948
(Income) loss from equity investment	(18,845)	(2,625)	—	—	21,470	—
Loss on extinguishment of debt	—	42,804	—	—	—	42,804
Loss on disposition of property	—	612	—	—	—	612
Gain on sale of marketable securities	—	(1,446)	—	—	—	(1,446)
Changes in operating assets and liabilities:
Accounts receivable	—	18,297	(163)	(965)	—	17,169
Other current assets	—	170	—	2	—	172
Accounts payable	—	(5,927)	—	(559)	—	(6,486)
Other current liabilities	9,041	(10,740)	(112)	(119)	(9,041)	(10,971)
Other assets and liabilities	—	(1,006)	—	—	—	(1,006)

Net cash provided by (used in) operating activities	—	109,615	(3)	965	—	110,577

Cash flows from investing activities
Capital expenditures	—	(33,983)	—	(18)	—	(34,001)
Proceeds from sale of marketable securities	—	1,446	—	—	—	1,446

Net cash used in investing activities	—	(32,537)	—	(18)	—	(32,555)

Cash flows from financing activities
Debt issuance costs paid	—	(6,681)	—	—	—	(6,681)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	—	(257,661)	—	—	—	(257,661)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on new senior credit facility	—	(61,675)	—	—	—	(61,675)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,966	—	—	—	260,966
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)
Purchase of treasury stock	—	(23)	—	—	—	(23)

Net cash used in financing activities	—	(46,603)	—	—	—	(46,603)

Effect of exchange rate changes on cash	—	1	—	(45)	—	(44)

Net increase (decrease) in cash	—	30,476	(3)	902	—	31,375
Cash and cash equivalents at beginning of year	—	17,429	62	428	—	17,919

Cash and cash equivalents at end of year	$—	$47,905	$59	$1,330	$—	$49,294

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,429	$62	$428	$—	$17,919
Accounts receivable, net of allowances	—	78,624	520	306	—	79,450
Accounts receivable—affiliates	—	4,180	398	—	(4,578)	—
Deferred tax assets, net	—	86	—	—	—	86
Prepaid and other current assets	—	4,317	355	117	—	4,789

Total current assets	—	104,636	1,335	851	(4,578)	102,244

Property and equipment, net	—	35,503	—	200	—	35,703
Capitalized software, net	—	54,465	—	198	—	54,663
Deferred costs, net	—	12,889	—	—	—	12,889
Goodwill	—	361,755	—	845	—	362,600
Identifiable intangibles, net:
Customer contract, net	—	4,753	—	475	—	5,228
Customer base, net	—	203,866	—	—	—	203,866
Investment in subsidiaries	228,754	(2,561)	—	—	(226,193)	—

Total assets	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,584	$—	$96	$—	$7,680
Accounts payable—affiliates	—	—	—	4,578	(4,578)	—
Accrued payroll and related benefits	—	14,457	—	996	—	15,453
Accrued interest	—	14,025	—	—	—	14,025
Other accrued liabilities	—	22,151	268	527	—	22,946
Current portion of Term Note B, net of discount	—	2,400	—	—	—	2,400

Total current liabilities	—	60,617	268	6,197	(4,578)	62,504

Long-term liabilities:
Deferred tax liabilities	—	27,979	—	—	—	27,979
12 3/4% Senior Subordinated Notes due 2009, net of discount	—	241,817	—	—	—	241,817
Term Note B, net of discount	—	213,231	—	—	—	213,231
Other long-term liabilities	—	2,908	—	—	—	2,908

Total long-term liabilities	—	485,935	—	—	—	485,935

Commitments and contingencies

Redeemable preferred stock	335,614	—	—	—	—	335,614

Stockholder’s equity (deficit):
Common Stock	40	—	117,340	21	(117,361)	40
Additional paid-in capital	37,021	372,675	—	2,151	(374,826)	37,021
Accumulated deficit	(144,305)	(144,305)	(116,628)	(5,829)	266,762	(144,305)
Accumulated other comprehensive income	384	384	355	29	(768)	384

Total stockholder’s equity (deficit)	(106,860)	228,754	1,067	(3,628)	(226,193)	(106,860)

Total liabilities and stockholder’s equity (deficit)	$228,754	$775,306	$1,335	$2,569	$(230,771)	$777,193

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$330,338	$843	$1,222	$—	$332,403

Costs and expenses:
Cost of operations	—	137,418	171	895	—	138,484
Sales and marketing	—	18,500	—	1,744	—	20,244
General and administrative	—	39,243	82	2,614	—	41,939
Provision for (recovery of) uncollectible accounts	—	(213)	(14)	62	—	(165)
Depreciation and amortization	—	41,731	—	241	—	41,972
Restructuring	—	—	—	289	—	289
Impairment losses on intangible assets	—	14,056	—	—	—	14,056

	—	250,735	239	5,845	—	256,819

Operating income (loss)	—	79,603	604	(4,623)	—	75,584
Other income (expense), net:
Income from equity investment	23,792	(3,846)	—	—	(19,946)	—
Interest income	—	1,080	65	3	—	1,148
Interest expense	—	(52,912)	—	(16)	—	(52,928)
Other, net	—	(133)	—	121	—	(12)

	23,792	(55,811)	65	108	(19,946)	(51,792)

Income (loss) before provision for income taxes	23,792	23,792	669	(4,515)	(19,946)	23,792
Provision for income taxes	8,729	8,729	—	—	(8,729)	8,729

Net income (loss)	15,063	15,063	669	(4,515)	(11,217)	15,063
Preferred stock dividends	(31,564)	—	—	—	—	(31,564)

Net income (loss) attributable to common stockholders	$(16,501)	$15,063	$669	$(4,515)	$(11,217)	$(16,501)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$15,063	$15,063	$669	$(4,515)	$(11,217)	$15,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	50,803	—	241	—	51,044
Provision for (recovery of) uncollectible accounts	—	(212)	(14)	61	—	(165)
Deferred income tax expense	—	8,562	—	—	—	8,562
Income (loss) from equity investment	(23,792)	3,846	—	—	19,946	—
Loss on disposition of property		147	—	—	—	147
Impairment losses on intangible assets		14,056	—	—	—	14,056
Changes in current assets and liabilities:
Accounts receivable	—	(16,004)	474	(87)	—	(15,617)
Other current assets	—	1,342	63	19	—	1,424
Accounts payable	—	4,195	(1,078)	5,239	—	8,356
Other current liabilities	8,729	5,456	(55)	(528)	(8,729)	4,873
Other assets and liabilities	—	(2,047)	—	—	—	(2,047)

Net cash provided by operating activities	—	85,207	59	430	—	85,696

Cash flows from investing activities
Capital expenditures	—	(22,094)	—	(90)	—	(22,184)
Acquisition of IOS North America	—	(56,479)	—	—	—	(56,479)

Net cash used in investing activities	—	(78,573)	—	(90)	—	(78,663)

Cash flows from financing activities
Debt issuance costs paid	—	(1,102)	—	—	—	(1,102)
Principal payments on previous senior credit facility		(40,701)	—	—	—	(40,701)
Borrowings under previous senior credit facility	—	44,500	—	—	—	44,500

Net cash provided by financing activities	—	2,697	—	—	—	2,697

Effect of exchange rate changes on cash	—	—	—	(110)	—	(110)

Net increase in cash	—	9,331	59	230	—	9,620
Cash and cash equivalents at beginning of year	—	8,098	3	198	—	8,299

Cash and cash equivalents at end of year	$—	$17,429	$62	$428	$—	$17,919

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$136,399	$135,009	$—	$271,408

Costs and expenses:
Cost of operations	—	40,603	69,141	—	109,744
Sales and marketing	—	10,411	8,220	—	18,631
General and administrative	—	20,521	19,360	—	39,881
Provision for (recovery of) uncollectible accounts	—	(273)	739	—	466
Depreciation and amortization	—	22,855	14,464	—	37,319
Restructuring	—	1,014	1,150	—	2,164
Impairment losses on intangible assets	—	27,070	26,642	—	53,712

	—	122,201	139,716	—	261,917

Operating income (loss)	—	14,198	(4,707)	—	9,491
Other income (expense), net:
Income from equity investment	(47,869)	40,130	—	7,739	—
Interest income	—	8,870	44,836	(52,938)	768
Interest expense	—	(111,066)	—	52,938	(58,128)
Other, net		(1)	1	—	—

	(47,869)	(62,067)	44,837	7,739	(57,360)

Income (loss) before provision for income taxes	(47,869)	(47,869)	40,130	7,739	(47,869)
Provision for income taxes	10,057	10,057	36,703	(46,760)	10,057

Net income (loss)	(57,926)	(57,926)	3,427	54,499	(57,926)
Preferred stock dividends	(30,230)	—	(20,889)	20,889	(30,230)

Net loss attributable to common stockholder	$(88,156)	$(57,926)	$(17,462)	$75,388	$(88,156)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(57,926)	$(57,926)	$3,427	$54,499	$(57,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	34,801	14,464	—	49,265
Provision for (recovery of) uncollectible accounts	—	(273)	739	—	466
Deferred income tax (benefit) expense	—	(4,675)	15,133	—	10,458
(Income) loss from equity investment	47,869	(40,130)	—	(7,739)	—
Gain on lease termination	—	—	(1,250)	—	(1,250)
Loss on disposition of property			327	—	327
Impairment losses on intangible assets		27,070	26,642	—	53,712
Changes in current assets and liabilities:
Accounts receivable	—	(9,989)	24,653	(21,308)	(6,644)
Other current assets	—	(1,920)	1,921	—	1
Accounts payable	—	(15,244)	28,816	(15,390)	(1,818)
Other current liabilities	10,057	3,570	(3,822)	(10,059)	(254)
Other assets and liabilities	—	955	1,130	—	2,085

Net cash provided by (used in) operating activities	—	(63,761)	112,180	3	48,422

Cash flows from investing activities
Capital expenditures	—	(3,013)	(15,267)	—	(18,280)
Acquisition of Softwright Holdings Limited net of cash acquired	—	(603)	—	—	(603)
Dividends received from equity investment	—	99,858	—	(99,858)	—

Net cash provided by (used in) investing activities	—	96,242	(15,267)	(99,858)	(18,883)

Cash flows from financing activities
Dividends paid	—	—	(99,855)	99,855	—
Debt issuance costs paid	—	(1,683)	—	—	(1,683)
Principal payments on previous senior credit facility	—	(62,059)	—	—	(62,059)
Cancellation of notes receivable from Brience stockholders	—	—	312	—	312
Capital contribution	—	(22)	22	—	—

Net cash used in financing activities	—	(63,764)	(99,521)	99,855	(63,430)

Net decrease in cash	—	(31,283)	(2,608)	—	(33,891)
Cash and cash equivalents at beginning of year	—	39,576	2,614	—	42,190

Cash and cash equivalents at end of year	$—	$8,293	$6	$—	$8,299

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$2,424	$466		$(355	)(1)	$2,535
Year ended December 31, 2004	$2,535	$(165	)(2)	$(1,228	)(1)	$1,142
Year ended December 31, 2005	$1,142	$546		$(621	)(1)	$1,067

(1)	Write-offs of uncollectible accounts
(2)	Recovery of amounts previously provided for

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at end of Period
Accrual for restructuring:
Year ended December 31, 2003	$1,611	$2,541	$(3,775	)(1)	$93
			$(284	)(2)
Year ended December 31, 2004	$93	$2,177	$(382	)(1)	$1,888
			$(444	)(2)
Year ended December 31, 2005	$1,888	$143	$(1,339	)(1)	$492

(1)	Payments
(2)	Reduction related to change in estimates of amounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2003	$39,261	$33,735	(1)	$—		$72,996
Year ended December 31, 2004	$72,996	$—		$(4,750	)(2)	$68,246
Year ended December 31, 2005	$68,246	$11,113	(3)	$—		$79,359

(1)	SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
(2)	Reduction related to partial utilization of a previously recorded and valued NOL carryforward.
(3)	Recognition of current period NOL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2006

SYNIVERSE HOLDINGS, INC.

By:	/s/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/s/ G. EDWARD EVANS G. Edward Evans	Chairman	March 24, 2006

/s/ TONY G. HOLCOMBE Tony G. Holcombe	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2006

/s/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	March 24, 2006

/s/ DAVID A. DONNINI David A. Donnini	Director	March 24, 2006

/s/ COLLIN E. ROCHE Collin E. Roche	Director	March 24, 2006

/s/ ODIE C. DONALD Odie C. Donald	Director	March 24, 2006

/s/ ROBERT J. MARINO Robert J. Marino	Director	March 24, 2006

/s/ JOHN C. HOFMANN John C. Hofmann	Director	March 24, 2006

/s/ JAMES B. LIPHAM James B. Lipham	Director	March 24, 2006

/s/ JACK PEARLSTEIN Jack Pearlstein	Director	March 24, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2006.

SYNIVERSE TECHNOLOGIES, INC.

By:	/s/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/s/ G. EDWARD EVANS G. Edward Evans	Chairman	March 24, 2006

/s/ TONY G. HOLCOMBE Tony G. Holcombe	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2006

/s/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	March 24, 2006

/s/ DAVID A. DONNINI David A. Donnini	Director	March 24, 2006

/s/ COLLIN E. ROCHE Collin E. Roche	Director	March 24, 2006

/s/ ODIE C. DONALD Odie C. Donald	Director	March 24, 2006

/s/ ROBERT J. MARINO Robert J. Marino	Director	March 24, 2006

/s/ JOHN C. HOFMANN John C. Hofmann	Director	March 24, 2006

/s/ JAMES B. LIPHAM James B. Lipham	Director	March 24, 2006

/s/ JACK PEARLSTEIN Jack Pearlstein	Director	March 24, 2006

/s/ G. EDWARD EVANS G. Edward Evans	Director	March 24, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. Incorporated by reference to the Registrants’ Registration Statement on Form S-1/A. (4)

3.5	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.6	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (17)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (17)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (17)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (18)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (18)

4.8	Form of Rule 144A 7 3/4% Global Note (15)

4.9	Form of Regulation S 7 3/4% Global Note (15)

4.10	Form of 7 3/4% Exchange Note. (18)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

Exhibit No.	Description

10.3	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc. (1)

10.4	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.5	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.6	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc. (1)

10.7	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.8	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.9	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.10	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan (12)

10.11	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (7)

10.12	Exchange Agreement, dated as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities.” (7)

10.13	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.14	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.15	Agreement, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.16	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.17	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.18	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.19	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

Exhibit No.	Description

†10.20	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and F. Terry Kremian. (5)

†10.21	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.22	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.23	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.24	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.25	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.26	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.27	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.28	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.29	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.30	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

10.31	Amendment to Underwriting Agreement dated July 28, 2005 (13)

10.32	Amendment to Underwriting Agreement dated August 15, 2005 (14)

10.33	Third Supplement to Indenture dated August 19, 2005 (16)

†10.34	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 10, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (19)

†10.35	Senior Management Agreement, dated as of January 10, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (19)

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

Exhibit No.	Description

*23.1	Consent of Ernst & Young LLP, independent registered certified public accountants, dated as of March 23, 2006.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1.
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-K dated March 30, 2005.
(13)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated July 28, 2005.
(14)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 15, 2005.
(15)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Form 10-Q dated November 10, 2005.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 22, 2005.
(17)	Incorporated by reference to the Registrants’ Form 8-K filed on August 24, 2005.
(18)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(19)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.

†	Compensatory plan or agreement.
*	Filed herewith.