Form 10-Q
period 2006-03-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2006-05-11
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares Outstanding as of May 9, 2006

Syniverse Holdings, Inc.: 68,046,364 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 1,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$30,129	$49,294
Accounts receivable, net of allowances of $1,067 and $1,082, respectively	59,675	61,735
Prepaid and other current assets	7,186	4,379

Total current assets	96,990	115,408

Property and equipment, net	43,948	43,426
Capitalized software, net	49,965	52,674
Deferred costs, net	6,450	6,218
Goodwill	362,002	362,065
Identifiable intangibles, net:
Customer contract, net	281	301
Customer base, net	187,029	190,026
Other assets	1,240	1,240

Total assets	$747,905	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,223	$4,862
Accrued payroll and related benefits	3,379	11,738
Accrued interest	1,767	5,618
Other accrued liabilities	21,647	21,067
Current portion of 12 3/4% Senior Subordinated Notes due 2009, net of discount	—	14,469
Current portion of Term Note B	1,801	1,801

Total current liabilities	32,817	59,555

Long-term liabilities:
Deferred tax liabilities	36,751	36,186
7 3/4% Senior Subordinated Notes due 2013	175,000	175,000
Term Note B	176,074	176,524
Other long-term liabilities	1,124	1,454

Total long-term liabilities	388,949	389,164

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 67,669,815 shares issued and 67,295,636 shares outstanding and 67,667,819 shares issued and 67,370,851 shares outstanding at March 31, 2006 and December 31, 2005, respectively	68	68
Additional paid-in capital	457,226	457,165
Accumulated deficit	(130,951)	(134,501)
Accumulated other comprehensive loss	(176)	(70)
Less treasury stock, at cost (296,968 and 374,179 shares, respectively)	(28)	(23)

Total stockholders’ equity	326,139	322,639

Total liabilities and stockholders’ equity	$747,905	$771,358

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2006	2005
Revenues	$75,417	$79,419

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	31,206	32,426
Sales and marketing	5,493	5,662
General and administrative	17,296	9,709
Provision for uncollectible accounts	15	445
Depreciation and amortization	9,981	11,885
Restructuring	338	—

	64,329	60,127

Operating income	11,088	19,292

Other income (expense), net:
Interest income	634	339
Interest expense	(6,742)	(10,504)
Loss on extinguishment of debt	(924)	(23,788)
Other, net	119	—

	(6,913)	(33,953)

Income (loss) before provision for income taxes	4,175	(14,661)
Provision for income taxes	625	2,291

Net income (loss)	3,550	(16,952)
Preferred stock dividends	—	(4,195)

Net income (loss) attributable to common stockholders	$3,550	$(21,147)

Net income (loss) per common share:
Basic	$0.05	$(0.43)

Diluted	$0.05	$(0.43)

Weighted average common shares outstanding:
Basic	66,747	48,784

Diluted	67,262	48,784

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$3,550	$(16,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	10,341	12,869
Provision for uncollectible accounts	15	445
Deferred income tax expense	606	2,287
Loss on extinguishment of debt	924	23,788
Share-based compensation	36	—
Gain on sale of marketable securities	(119)	—
Loss on disposition of property	78	—
Changes in operating assets and liabilities:
Accounts receivable	2,045	5,713
Other current assets	(2,924)	(2,865)
Accounts payable	(8,998)	(12,725)
Other current liabilities	(3,312)	(9,808)
Other assets and liabilities	(891)	668

Net cash provided by operating activities	1,351	3,420

Cash flows from investing activities
Capital expenditures	(4,775)	(4,219)
Proceeds from the sale of marketable securities	119	—

Net cash used in investing activities	(4,656)	(4,219)

Cash flows from financing activities
Debt issuance fees paid	—	(1,948)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	(15,424)	(98,124)
Repayment of previous senior credit facility	—	(220,073)
Borrowings under new senior credit facility	—	240,000
Principal payments on new senior credit facility	(451)	(600)
Stock options exercised	25	—
Proceeds from issuance of common stock, net of issuance costs of $20,847	—	261,073
Redemption of Class A preferred stock at liquidation value	—	(176,456)
Purchase of treasury stock	(5)	—

Net cash (used in) provided by financing activities	(15,855)	3,872

Effect of exchange rate changes on cash	(5)	18

Net increase (decrease) in cash	(19,165)	3,091
Cash at beginning of period	49,294	17,919

Cash at end of period	$30,129	$21,010

Supplemental cash flow information
Interest paid	$10,237	$19,025
Income taxes paid	21	11

Supplemental non-cash transactions
Conversion of Class A cumulative redeemable preferred stock to common stock	$—	$163,353

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

1. Business

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our solutions simplify technology complexities by integrating disparate carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. Many carriers depend on our integrated suite of services to solve their most complex technology challenges and to facilitate the rapid deployment of next generation wireless services. We provide our services to approximately 350 telecommunication carriers in over 50 countries, including the ten largest U.S. carriers and six of the ten largest international wireless carriers. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

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

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261,073 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock described in Note 4, tender for 35% of our 12 3/4% senior subordinated notes and repay and terminate our previous senior credit facility.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse and SMS and MMS routing services, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. Software license fees are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transaction is processed.

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

Stock-Based Compensation

Syniverse has two stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. and the Directors’ Stock Option Plan, which provides for grants to independent directors, both of which are described below. Prior to fiscal 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. In December 2004, FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25.

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such share-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the three months ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. For the three months ended March 31, 2006, stock-based compensation expense for awards granted prior to January 1, 2006 was $36. There were no awards granted during the three months ended March 31, 2006. The impact to our income from operations of recording stock-based compensation for the three months ended March 31, 2006 was as follows:

Three Months Ended March 31, 2006
Cost of operations	$3
Sales and marketing	3
General and administrative	30

Total stock-based compensation	$36

Option Plans

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

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of non-voting Class B common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

As of March 31, 2006, there were options to purchase 283,982 shares outstanding under the Founder’s Stock Option Plan and options to purchase 130,360 shares outstanding under the Directors’ Stock Option Plan. As of March 31, 2006, 115,831 and 30,000 shares were reserved for future grants under the Founders’ Stock Option Plan and the Director’s Stock Option Plan, respectively. All forfeited and cancelled shares are available to be reissued.

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

Accounting for Share-Based Compensation

The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.36%	4.30%
Volatility factor	34.0	34.9
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets; therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through March 31, 2006. However, this had no material impact since no options were granted in the three months ended March 31, 2006. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed. For the three months ended March 31, 2005, pro forma fair value amounts of compensation expense as applied in accordance with the fair value recognition provisions of SFAS 123 were not materially different from the intrinsic value method because the fair value of the options were not material and hence are not disclosed.

As part of the requirements of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of our stock compensation activity with respect to the three months ended March 31, 2006 is as follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2005	423	$13.33
Granted	—	$—
Exercised	(2)	$12.43
Cancelled or expired	(7)	$14.51

Outstanding at March 31, 2006	414	$13.31	7.74	$1,032

Vested at March 31, 2006	166	$12.73	6.99	$510

Exercisable at March 31, 2006	166	$12.73	6.99	$510

Outstanding options as of March 31, 2006 and 2005 had a weighted average remaining contractual life of 7.74 and 8.52 years, respectively. During the same periods, the weighted average fair value per share of stock-based payments granted to employees was $0 and $6.09, respectively and the total intrinsic value of stock options exercised was $21 and $0, respectively. The total fair value of stock options that vested during both periods was $0.

During the three months ended March 31, 2006, $25 was received for the exercise of stock options. Since the options exercised had a fair value of $0 as stated above, no tax benefits were realized from the exercise of those options. Cash was not used to settle any equity instruments previously granted. There was no stock compensation cost capitalized into assets as of March 31, 2006.

A summary of our nonvested shares activity with respect to the three months ended March 31, 2006 is as follows:

Stock Options	Shares (000s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	284	$2.61
Granted	—	$—
Vested	(29)	$2.98
Forfeited	(7)	$4.26

Nonvested at March 31, 2006	248	$2.52

As of March 31, 2006, there was $578 of total unrecognized compensation cost related to share-based compensation arrangements granted prior to January 1, 2006, the majority of which is expected to be recognized over the next four years. The total recognition period for the remaining unrecognized compensation cost is approximately five years in accordance with vesting provisions.

    Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the three months ended March 31, 2006 and 2005 excludes 434,566 and 987,865 shares, respectively, which represents unvested common stock held by our management . Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2006 and 2005, options to purchase 414,342 and 373,311 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share for the three months ended March 31, 2005. As a result, the basic and diluted net losses per common share amounts are identical. However, for the three months ended March 31, 2006, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

	Three Months Ended March 31,
	2006	2005
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to common stockholders	$3,550	$(21,147)
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	66,747	48,784
Unvested common stock	435	—
Potentially dilutive stock options	81	—

Diluted weighted-average common shares outstanding	67,262	48,784

Basic net income (loss) per common share	$0.05	$(0.43)

Diluted net income (loss) per common share	$0.05	$(0.43)

    Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$3,550	$(16,952)
Net unrealized loss on investments	(118)	(79)
Foreign currency translation adjustment	12	(32)

Total	$3,444	$(17,063)

The balance in accumulated other comprehensive income as of March 31, 2006 is comprised of a foreign currency translation loss of $176.

    Available-for-Sale Securities

Our investments in equity securities as of December 31, 2005 were composed primarily of a less than 5% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These equity securities were included in other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2005 and were recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). During the first quarter of 2006, we sold our entire investment in these securities. As of March 31, 2006 and December 31, 2005, available-for-sale securities had a fair value of $0 and $118, respectively.

    Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of March 31, 2006, our investment was $888 and is included in other assets.

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

    Segment Reporting

For all periods reported, we operated as a single segment since our chief operating-decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended March 31, 2006 and 2005, we derived 82.6% and 86.5%, respectively, of our revenues from customers in the United States.

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

    4. Initial Public Offering and Redeemable Preferred Stock

On February 10, 2005, we completed an initial public offering (IPO) of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $261,073 after deducting underwriting discounts, commissions and expenses, along with the $240,000 received from our new credit facility, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for 35% of our 12 3/4% senior subordinated notes due 2009 and repay our previous senior credit facility.

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

5. Restructurings

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the three months ended March 31, 2006, we reduced the liability for the termination benefits costs and relocation costs by $72 based on our revised estimate of the remaining liability. Additionally, we made payments of $361 and we expect to pay the remainder of this liability in the second quarter of 2006.

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $338 in severance related costs and made payments of $238 in the three months ended March 31, 2006. We expect to pay the remainder of these costs through December 2006.

In the three months ended March 31, 2006, we had the following activity in our restructuring accruals:

	December 31, 2005 Balance	Additions	Payments	Reductions	March 31, 2006 Balance
September 2004 Restructuring
Termination costs	394	—	(330)	(64)	—
Relocation costs	98	—	(31)	(8)	59
February 2006 Restructuring
Termination costs	—	338	(238)	—	100

Total	$492	$338	$(599)	$(72)	$159

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

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2,100 of the $7,281 it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. On May 4, 2006, an Arbitrator issued a written decision denying SBC Ameritech’s $2,100 claim and ordering it to pay us $76. We are presently engaged in litigation related to the claims raised by SBC Southwestern Bell and SBC Pacific Bell.

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the Court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. Syniverse intends to contest the Petition and will file an appropriate response in accordance with local court rules.

7. Contract Termination Costs

On February 28, 2005 we entered into an agreement to lease 199,000 square feet for our new corporate headquarters facility located in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. The lease agreement for our former corporate headquarters expires October 31, 2006, however, we negotiated an early termination in accordance with the agreement. Under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value. For the three months ended March 31, 2006, we recorded a lease termination loss of $1,717 which is included in general and administrative expenses, and a liability for lease termination costs for the same amount. We expect to pay these costs through October 31, 2006.

8. Debt

On February 1, 2006, we completed an early redemption for all remaining notes of $14,500 in aggregate principal amount of our outstanding 12 3/4% Senior Subordinated Notes due 2009 at a premium of $924.

9. Income Taxes

In the three months ended March 31, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the first quarter of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than-not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately 21%, excluding the effects of other items. As of March 31, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with accumulated tax loss carry-forwards from our acquisitions.

10. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV and Syniverse Limited are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investment Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$40	$27,404	$475	$2,210	$—	$30,129
Accounts receivable, net of allowances	—	57,785	235	1,655	—	59,675
Accounts receivable - affiliates	—	5,437	425	—	(5,862)	—
Deferred tax assets, net	—	—	—	—	—	—
Prepaid and other current assets	—	7,067	—	119	—	7,186

Total current assets	40	97,693	1,135	3,984	(5,862)	96,990

Property and equipment, net	—	43,858	—	90	—	43,948
Capitalized software, net	—	49,828	—	137	—	49,965
Deferred costs, net	—	6,450	—	—	—	6,450
Goodwill	—	361,239	—	763	—	362,002
Identifiable intangibles, net:						—
Customer contract, net	—	—	—	277	4	281
Customer base, net	—	187,033	—	—	(4)	187,029
Other assets	—	1,240	—	—	—	1,240
Investment in subsidiaries	326,107	(492)	—	—	(325,615)	—

Total assets	$326,147	$746,849	$1,135	$5,251	$(331,477)	$747,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,230	$—	$(7)	$—	$4,223
Accounts payable - affiliates	—	—	—	5,862	(5,862)	—
Accrued payroll and related benefits	8	3,152	—	219	—	3,379
Accrued interest	—	1,767	—	—	—	1,767
Other accrued liabilities	—	20,849	94	704	—	21,647
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	8	31,799	94	6,778	(5,862)	32,817

Long-term liabilities:
Deferred tax liabilities	—	36,751	—	—	—	36,751
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	176,074	—	—	—	176,074
Other long-term liabilities	—	1,118	—	6	—	1,124

Total long-term liabilities	—	388,943	—	6	—	388,949
Stockholders’ equity (deficit):
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,226	457,262	—	2,151	(459,413)	457,226
Accumulated deficit	(130,951)	(130,951)	(116,299)	(3,529)	250,779	(130,951)
Accumulated other comprehensive income	(176)	(176)	—	(176)	352	(176)
Less treasury stock, at cost	(28)	(28)	—	—	28	(28)

Total stockholders’ equity (deficit)	326,139	326,107	1,041	(1,533)	(325,615)	326,139

Total liabilities and stockholders’ equity	$326,147	$746,849	$1,135	$5,251	$(331,477)	$747,905

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$73,620	$56	$1,741	$—	$75,417

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	3	30,531	—	672	—	31,206
Sales and marketing	3	4,902	—	588	—	5,493
General and administrative	30	17,175	—	91	—	17,296
Provision for uncollectible accounts	—	15	—	—	—	15
Depreciation and amortization	—	9,879	—	102	—	9,981
Restructuring	—	338	—	—		338

	36	62,840	—	1,453	—	64,329

Operating income (loss)	(36)	10,780	56	288	—	11,088

Other income (expense), net:
Income from equity investment	4,211	3	—	—	(4,214)	—
Interest income	—	633	—	1	—	634
Interest expense	—	(6,714)	—	(28)	—	(6,742)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	—	433	—	(314)	—	119

	4,211	(6,569)	—	(341)	(4,214)	(6,913)

Income (loss) before provision for income taxes	4,175	4,211	56	(53)	(4,214)	4,175
Provision for income taxes	625	625	—	—	(625)	625

Net income (loss)	3,550	3,586	56	(53)	(3,589)	3,550
Preferred stock dividends	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$3,550	$3,586	$56	$(53)	$(3,589)	$3,550

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$3,550	$3,586	$56	$(53)	$(3,589)	$3,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	10,283	—	58	—	10,341
Provision for uncollectible accounts	—	15	—	—	—	15
Deferred income tax expense	—	606	—	—	—	606
Income from equity investment	(4,211)	(3)	—	—	4,214	—
Loss on extinguishment of debt	—	924	—	—	—	924
Share-based compensation	36	—	—	—	—	36
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Loss on disposition of property	—	78	—	—	—	78
Changes in operating assets and liabilities:
Accounts receivable	—	2,008	421	(384)	—	2,045
Other current assets	—	(2,920)	—	(4)	—	(2,924)
Accounts payable	—	(9,961)	—	963	—	(8,998)
Other current liabilities	632	(3,553)	(62)	296	(625)	(3,312)
Other assets and liabilities	—	(897)	—	6	—	(891)

Net cash provided by operating activities	7	47	415	882	—	1,351

Cash flows from investing activities
Capital expenditures	—	(4,777)	—	2	—	(4,775)
Proceeds from sale of marketable securities	—	119	—	—	—	119

Net cash provided by (used in) investing activities	—	(4,658)	—	2	—	(4,656)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on credit facility	—	(451)	—	—	—	(451)
Stock options exercised	25	—	—	—	—	25
Purchase of treasury stock	—	(5)	—	—	—	(5)

Net cash provided by (used in) financing activities	25	(15,880)	—	—	—	(15,855)

Effect of exchange rate changes on cash	—	—	—	(5)	—	(5)

Net increase (decrease) in cash	32	(20,491)	415	879	—	(19,165)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$40	$27,405	$475	$2,209	$—	$30,129

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$47,896	$60	$1,330	$—	$49,294
Accounts receivable, net of allowances	—	59,814	650	1,271	—	61,735
Accounts receivable—affiliates	—	4,050	431	—	(4,481)	—
Deferred tax assets, net	—	—	—	—	—	—
Prepaid and other current assets	—	4,147	117	115	—	4,379

Total current assets	8	115,907	1,258	2,716	(4,481)	115,408

Property and equipment, net	—	43,318	—	108	—	43,426
Capitalized software, net	—	52,525	—	149	—	52,674
Deferred costs, net	—	6,218	—	—	—	6,218
Goodwill	—	361,311	—	754	—	362,065
Identifiable intangibles, net:			—
Customer contract, net	—	1	—	300	—	301
Customer base, net	—	190,026	—	—	—	190,026
Other assets	—	1,240	—	—	—	1,240
Investment in subsidiaries	322,632	(390)	—	—	(322,242)	—

Total assets	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,854	$—	$8	$—	$4,862
Accounts payable—affiliates	—	—	—	4,481	(4,481)	—
Accrued payroll and related benefits	1	11,115	—	622	—	11,738
Accrued interest	—	5,618	—	—	—	5,618
Other accrued liabilities	—	20,503	156	408	—	21,067
Current portion of 12 3/4% Senior Subordinated Notes due 2009, net of discount	—	14,469	—	—	—	14,469
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	1	58,360	156	5,519	(4,481)	59,555

Long-term liabilities:
Deferred tax liabilities	—	36,186	—	—	—	36,186
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	176,524	—	—	—	176,524
Other long-term liabilities	—	1,454	—	—	—	1,454

Total long-term liabilities	—	389,164	—	—	—	389,164
Stockholders’ equity:
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,165	457,226	—	2,151	(459,377)	457,165
Accumulated deficit	(134,501)	(134,501)	(116,355)	(3,476)	254,332	(134,501)
Accumulated other comprehensive income (loss)	(70)	(70)	117	(188)	141	(70)
Less treasury stock, at cost	(23)	(23)	—	—	23	(23)

Total stockholders’ equity (deficit)	322,639	322,632	1,102	(1,492)	(322,242)	322,639

Total liabilities and stockholders’ equity	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$78,546	$166	$707	$—	$79,419

Costs and expenses:
Cost of operations	—	32,247	—	179	—	32,426
Sales and marketing	—	4,802	—	860	—	5,662
General and administrative	—	9,850	5	(146)	—	9,709
Provision for uncollectible accounts	—	445	—	—	—	445
Depreciation and amortization	—	11,818	—	67	—	11,885

	—	59,162	5	960	—	60,127

Operating income (loss)	—	19,384	161	(253)	—	19,292
Other income (expense), net:
Income (loss) from equity investment	(14,661)	(90)	—	—	14,751	—
Interest income	—	337	—	2	—	339
Interest expense	—	(10,504)	—	—	—	(10,504)
Loss on extinguishment of debt	—	(23,788)	—	—	—	(23,788)

	(14,661)	(34,045)	—	2	14,751	(33,953)

Income (loss) before provision for income taxes	(14,661)	(14,661)	161	(251)	14,751	(14,661)
Provision for income taxes	2,291	2,291	—	—	(2,291)	2,291

Net income (loss)	(16,952)	(16,952)	161	(251)	17,042	(16,952)
Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net income (loss) attributable to common stockholders	$(21,147)	$(16,952)	$161	$(251)	$17,042	$(21,147)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(16,952)	$(16,952)	$161	$(251)	$17,042	$(16,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	12,802	—	67	—	12,869
Provision for uncollectible accounts	—	445	—	—	—	445
Deferred income tax expense	—	2,287	—	—	—	2,287
(Income) loss from equity investment	14,661	90	—	—	(14,751)	—
Loss on extinguishment of debt	—	23,788	—	—	—	23,788
Changes in current assets and liabilities:
Accounts receivable	—	6,359	(68)	(578)	—	5,713
Other current assets	—	(2,868)	—	3	—	(2,865)
Accounts payable	—	(13,128)	—	403	—	(12,725)
Other current liabilities	2,291	(9,839)	(94)	125	(2,291)	(9,808)
Other assets and liabilities	—	668	—	—	—	668

Net cash provided by (used in) operating activities	—	3,652	(1)	(231)	—	3,420

Cash flows from investing activities

Capital expenditures	—	(4,179)	—	(40)	—	(4,219)

Net cash used in investing activities	—	(4,179)	—	(40)	—	(4,219)

Cash flows from financing activities

Debt issuance fees paid	—	(1,948)	—	—	—	(1,948)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(98,124)	—	—	—	(98,124)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on new senior credit facility	—	(600)	—	—	—	(600)
Proceeds from issuance of common stock, net of issuance costs of $20,847	—	261,073	—	—	—	261,073
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)

Net cash provided by financing activities	—	3,872	—	—	—	3,872

Effect of exchange rate changes on cash	—	—	—	18	—	18

Net increase (decrease) in cash	—	3,345	(1)	(253)	—	3,091
Cash at beginning of period	—	17,429	62	428	—	17,919

Cash at end of period	$—	$20,774	$61	$175	$—	$21,010

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. We serve approximately 350 telecommunications carriers in over 50 countries. Many of these carriers depend on our integrated suite of transaction-based services to solve the complexities associated with offering seamless wireless services, connecting disparate carrier networks and facilitating the rapid deployment of next-generation wireless services. Our services enable wireless carriers to provide their customers with enhanced wireless services including national and international wireless voice and data roaming, caller ID, Short Message Service (SMS) messaging, Multimedia Messaging Services (MMS), wireless number portability and wireless data content.

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

On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock, including accrued and unpaid dividends, with $176.5 million of proceeds received from our initial public offering completed on February 10, 2005.

On March 28, 2005, we converted the remaining 115,604 shares of our class A cumulative redeemable convertible preferred stock, including accrued and unpaid dividends, at a liquidation value of $163.4 million into 10,209,598 shares of our common stock.

Introduction

We provide an integrated suite of services that simplify wireless technology complexities by integrating disparate wireless carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. These services include:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID, and provide translation and routing services to support the delivery and establishment of telephone calls.

•	Number Portability Services. Our number portability services are used by many wireless carriers, including the five largest domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based pricing strategy as well as potential competitive pricing pressure.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based pricing strategy and potential competitive pricing pressures.

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

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept calls while roaming on another carrier’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed. We expect our call processing revenues will continue to decline, although at a lower than historical rate as there has been an increase in demand for our signaling solutions services, offset by a reduction of our traditional call processing solution.

•	Enterprise Solutions Services. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. We expect a gradual decline in these revenues as customers migrate off of our wireless data management platform.

•	Off-Network Database Queries. Through interconnection with other carrier networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. Over time, these revenues are expected to continue to decline as customers seek direct connections with the database providers.

For more information about how we recognize revenues for each of our service categories, please see the discussion below under “Critical Accounting Policies and Estimates.”

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006	% of Revenues	Three Months Ended March 31, 2005	% of Revenues	2006 vs. 2005 $	$ % Change
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$25,837	34.3%	$23,199	29.2%	$2,638	11.4%
Network Services	31,493	41.8%	32,232	40.5%	(739)	(2.3)%
Number Porting Services	6,730	8.9%	11,669	14.7%	(4,939)	(42.3)%
Call Processing Services	7,191	9.5%	6,403	8.1%	788	12.3%
Enterprise Solutions	2,130	2.8%	3,082	3.9%	(952)	(30.9)%

Revenues excluding Off-Network Data Base
Query Fees	73,381	97.3%	76,585	96.4%	(3,204)	(4.2)%
Off-Network Database Query Fees	2,036	2.7%	2,834	3.6%	(798)	(28.2)%

Total revenues	75,417	100.0%	79,419	100.0%	(4,002)	(5.0)%

Costs and expenses:
Cost of operations	31,206	41.4%	32,426	40.8%	(1,220)	(3.8)%
Sales and marketing	5,493	7.3%	5,662	7.1%	(169)	(3.0)%
General and administrative	17,296	22.9%	9,709	12.2%	7,587	78.1%
Provision for uncollectible accounts	15	0.0%	445	0.6%	(430)	(96.6)%
Depreciation and amortization	9,981	13.2%	11,885	15.0%	(1,904)	(16.0)%
Restructuring	338	0.5%	—	0.0%	338	100.0%

	64,329	85.3%	60,127	75.7%	4,202	7.0%

Operating income	11,088	14.7%	19,292	24.3%	(8,204)	(42.5)%

Other income (expense), net:
Interest income	634	0.8%	339	0.4%	295	87.0%
Interest expense	(6,742)	(8.9)%	(10,504)	(13.2)%	3,762	(35.8)%
Loss on extinguishment of debt	(924)	(1.2)%	(23,788)	(30.0)%	22,864	(96.1)%
Other, net	119	0.1%	—	0.0%	119	100.0%

	(6,913)	(9.2)%	(33,953)	(42.8)%	27,040	(79.6)%

Income (loss) before provision for income taxes	4,175	5.5%	(14,661)	(18.5)%	18,836	(128.5)%
Provision for income taxes	625	0.8%	2,291	2.9%	(1,666)	(72.7)%

Net income (loss)	3,550	4.7%	(16,952)	21.4%	20,502	(120.9)%
Preferred stock dividends	—	0.0%	(4,195)	(5.3)%	4,195	(100.0)%

Net income (loss) attributable to common stockholders	$3,550	4.7%	$(21,147)	26.7%	$24,697	(116.8)%

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues decreased $4.0 million to $75.4 million for the three months ended March 31, 2006 from $79.4 million for the same period in 2005. Excluding Off-Network Database Query Fees, total revenues decreased $3.2 million for the three months ended March 31, 2006. The decrease in revenues was primarily due to decreases in our Number Portability Services due to the Sprint migration of the number portability error resolution services and decreases in Enterprise Solutions and Off-Network Database Query Fees, offset in part, by increases in Technology Interoperability and Call Processing services.

Technology Interoperability Services revenues increased $2.6 million to $25.8 million for the three months ended March 31, 2006 from $23.2 million for the same period in 2005. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment.

Network Services revenues decreased $0.7 million to $31.5 million for the three months ended March 31, 2006 from $32.2 million for the same period in 2005. The decrease in revenues was primarily due to price concessions commensurate with our volume-based pricing strategy for certain of our services and a competitive pricing environment, partially offset by volume growth in our intelligent database services. In addition, two of our SS7 customers announced that they intended to replace our SS7 network solution. We expect this development to reduce 2006 network services revenues by approximately $8.0 to $9.0 million, depending on the timing of the replacement.

Number Portability Services revenues decreased $4.9 million to $6.7 million for the three months ended March 31, 2006 from $11.7 million for the same period in 2005. The decrease in revenues was primarily due to lower port center activity related to the Sprint migration. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. We continued to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in its migration of the number portability error resolution services to its internal platforms. We accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these ratably over the year ended December 31, 2005. We also amortized the transition fee over the 2005 fiscal year. After 2005, we will no longer have revenues from Sprint for these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. We expect this Sprint migration to reduce 2006 revenues by approximately $19.0 million, excluding the effect of any new or expanded services.

Call Processing Services revenues increased $0.8 million to $7.2 million for the three months ended March 31, 2006 from $6.4 million for the same period in 2005. The increase in call processing revenues was attributable to increased international roaming volumes supported by an increase in demand for our signaling solutions services.

Enterprise Solutions Services revenues decreased $1.0 million to $2.1 million for the three months ended March 31, 2006 from $3.1 million for the same period in 2005. The decrease in revenues was primarily due to lower subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.8 million to $2.0 million for the three months ended March 31, 2006 from $2.8 million for the same period in 2005. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations decreased $1.2 million to $31.2 million for the three months ended March 31, 2006 from $32.4 million for the same period in 2005. The decrease was primarily due to decreases in our off-network database queries services and decreased operational costs related to our number porting services primarily due to the Sprint migration, partially offset by increases in data processing costs.

Sales and marketing expenses decreased $0.2 million to $5.5 million for the three months ended March 31, 2006 from $5.7 million for the same period in 2005. The decrease is primarily due to lower employee-related expenses.

General and administrative expenses increased $7.6 million to $17.3 million for the three months ended March 31, 2006 from $9.7 million for the same period in 2005. The increase was primarily due to $4.3 million related to the relocation of our corporate headquarters, including $1.7 million associated with the early lease termination of our former corporate headquarters, higher product development expenses and higher expenses associated with operating as a public company.

Provision for uncollectible accounts decreased $0.4 million for the three months ended March 31, 2006 from $0.4 million for the same period in 2005.

Depreciation and amortization expenses decreased $1.9 million to $10.0 million for the three months ended March 31, 2006 from $11.9 million for the same period in 2005. The decrease was primarily due to lower amortization of intangible assets associated with the Verizon Revenue Guarantee agreement which expired in December 2005. Included in our depreciation and amortization expenses for the three months ended March 31, 2006 and 2005 is approximately $4.2 million and $6.4 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited and our September 2004 acquisition of IOS North America.

Restructuring expense was $0.3 million for the three months ended March 31, 2006. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs.

Other

Interest income increased $0.3 million to $0.6 million for the three months ended March 31, 2006 from $0.3 million for the same period in 2005 primarily due to interest income earned on higher average cash balances.

Interest expense decreased $3.8 million to $6.7 million for the three months ended March 31, 2006 from $10.5 million for the same period in 2005. The decrease was primarily a result of our recapitalization occurring in the first quarter of 2005 in connection with our initial public offering, which lowered our average outstanding debt balance and interest rate, and the refinancing of our remaining 12 3/4% senior subordinated notes due 2009 in the third quarter of 2005.

Loss on extinguishment of debt was $0.9 million and $23.8 million for the three months ended March 31, 2006 and 2005, respectively. In February 2006, we redeemed all outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the repurchase of $85.8 million of our 12 3/4% senior subordinated notes due 2009. The loss included a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the repurchased portion of the 12 3/4% senior subordinated notes due 2009, as well as a $12.4 million cash charge related to the prepayment premium on the repurchased portion of the senior subordinated notes due 2009.

Provision for income taxes decreased $1.7 million to $0.6 million for the three months ended March 31, 2006 from $2.3 million for the same period in 2005. During the quarter ended March 31, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the first quarter of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately 21%, excluding the effects of other items. As of March 31, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with accumulated tax loss carry-forwards from our acquisitions.

Preferred stock dividends were $4.2 million for the three months ended March 31, 2005. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock, including accrued and unpaid dividends, at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of March 31, 2006.

Liquidity and Capital Resources

Cash Flow Information

During the quarter ended March 31, 2006, our operations generated $1.4 million of cash as compared to $3.4 million for the same period in 2005. The decrease was primarily attributable to lower net income adjusted for non-cash items. Cash and cash equivalents were $30.1 million at March 31, 2006 as compared to $49.3 million at December 31, 2005. This decrease was primarily due to the early redemption of our remaining 12 3/4% Senior Subordinated Notes due 2009, higher capital expenditures, partially offset by lower net cash provided by operating activities. Our working capital increased $8.3 million to $64.2 million at March 31, 2006 from $55.9 million at December 31, 2005. This increase in working capital was primarily due to lower maturities of long-term debt and lower accrued expenses, offset in part by lower net cash from operations.

Capital expenditures for property and equipment, including capitalized software costs, increased to $4.8 million for the three months ended March 31, 2006 from $4.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we incurred approximately $4.8 million for capital expenditures of which $2.2 million was primarily for capital expenditures associated with our facilities move and the balance for the upgrade of our network and capitalized software development. We expect total capital expenditures in 2006 to be approximately $25.0 million.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. In connection with this lease, through December 31, 2005, we incurred incremental operating expenses related solely to this move of $2.9 million and capital costs related solely to the facility build out of approximately $10.0 million. In the three months ending March 31, 2006, we incurred $4.3 million in move related expenses, which included duplicative lease payments and a $1.7 million charge related to the early termination of our lease on our former corporate headquarters. Additionally, during the same period, we incurred and capitalized $2.2 million of costs related to the move to the new headquarters.

On February 1, 2006, we redeemed the remaining $14.5 million in aggregate principal amount of our outstanding 12 3/4% Senior Subordinated Notes due 2009 at a premium of $0.9 million.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our new senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $42.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

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

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.50% for the revolving loans and 1.75% for the term debt. As of March 31, 2006, the applicable interest rate was 6.73% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of March 31, 2006, we had an aggregate face amount of $177.9 million of outstanding indebtedness under our new senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of March 31, 2006.

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

12 3/4% Senior Subordinated Notes Due 2009

On February 25, 2005, we tendered for approximately $85.8 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 reducing the aggregate principal amount outstanding to $159.3 million at that time. In connection with the tender offer, we paid a premium of $12.3 million, related fees of $0.1 million and accrued interest of $0.7 million. In addition to the prepayment premium of $12.3 million, the associated unamortized debt discount of $1.1 million and deferred finance costs of $1.8 million were recognized as loss on extinguishment of debt in the first quarter of 2005.

On August 24, 2005, we tendered for approximately $144.8 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009, reducing the aggregate principal amount outstanding to $14.5 million as of September 30, 2005. In connection with the tender offer, we paid a premium of $14.3 million, related fees of $0.5 million and accrued interest of $1.2 million. In addition to the prepayment premium of $14.3 million, the associated unamortized debt discount of $1.6 million and deferred finance costs of $2.7 million were recognized as loss on extinguishment of debt in the third quarter of 2005.

As of December 31, 2005, we had $14.5 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 outstanding.

On February 1, 2006, we repurchased the remaining $14.5 million in aggregate principal amount of outstanding 12 3/4% senior subordinated notes due 2009 at a premium of $0.9 million.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to repurchase $144.8 million of our outstanding 12 3/4% senior subordinated notes due 2009, and to pay the related prepayment premium and costs of debt issuance. The remaining funds were held for the redemption of the $14.5 million of 12 3/4% senior subordinated notes due 2009, not tendered in August 2005, plus expected payment of related premium of approximately $0.9 million.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2006 and 2005.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not immediately available. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could affect our ability to reasonably estimate unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of March 31, 2006, our estimated unbilled revenues were $10.8 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $1.1 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer with such invoices, into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has historically approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of March 31, 2006 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of March 31, 2006 and our bad debt expense for the quarter then ended by approximately $0.4 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of March 31, 2006, our allowance for credit memos totaled $6.7 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.7 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not to be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized in the quarter ended March 31, 2006.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the three month period ended March 31, 2006.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America which was recorded as a part of our purchase accounting. In addition, on September 30, 2005, we formulated a restructuring plan to eliminate redundant positions at our

Syniverse Holdings Limited subsidiary. As a result, we incurred $0.1 million in severance related costs in the third quarter of 2005. The payments related to this restructuring plan were completed in December 2005. In February 2006, we completed a restructuring plan in our marketing group at our corporate headquarters in Tampa, Florida. As a result, we incurred $0.3 million in severance related costs in the first quarter of 2006. At March 31, 2006, our remaining restructuring accrual related to the IOS North America acquisition totaled $0.1 million and our remaining restructure relating to the restructure in our marketing development area was $0.1 million. We expect to pay the remaining restructuring costs in the second quarter of 2006. The balance in this account at March 31, 2006 continues to represent our best estimate.

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

The most significant claims, in terms of dollars sought, are as follows:

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) have asserted claims in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. We deny these claims, believe that they are unfounded and intend to vigorously defend ourselves. On May 4, 2006, an Arbitrator issued a written decision denying SBC Ameritech’s $2.1 million claim and ordering it to pay us $0.1 million. We are presently engaged in litigation related to the claims raised by SBC Southwestern Bell and SBC Pacific Bell.

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

On April 13, 2006 we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the Court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. Syniverse intends to contest the Petition and will file an appropriate response in accordance with local court rules.

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

As of March 31, 2006, we have determined that a reversal of a portion of our deferred tax asset valuation allowance was justified as we have satisfied the more-likely-than-not criteria with respect to certain net deferred tax assets. As a result of this analysis, the valuation allowance as of March 31, 2006 and December 31, 2005, was $78.4 million and $79.3 million, respectively. In the future, our analysis of the need for a valuation allowance will be significantly impacted by our ability, among other things, to achieve profitability and our ability to predict and achieve future projections of pre-tax income.

We file our tax returns on a calendar year basis. As of December 31, 2005, we had Federal NOLs and capital losses totaling approximately $98.0 million and $16.3 million, respectively, many of which we succeeded to as a result of our merger with Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

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

Adoption of Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to account for share-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation (SFAS 123), and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the three months ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. For the three months ended March 31, 2006, stock-based compensation expense for awards granted prior to January 1, 2006 was $36. There were no awards granted during the three months ended March 31, 2006.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2006 total approximately $3.8 million based on leases in effect at March 31, 2006.

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K. Our actual results, performance and achievements, or industry results, may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At March 31, 2006, we had $177.9 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.8 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of March 31, 2006, we were not required to, and had not, entered into any interest rate protection agreements.

As of March 31, 2006 and December 31, 2005, we had variable rate debt of approximately $177.9 million and $178.8 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our March 31, 2006 position and results of operations. However, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2006, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6, “Commitments and Contingencies,” of this document.

ITEM 1A: RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report. There has been no material changes in our risk factors from those disclosed in our 2005 annual Report.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	In February 2006, we repurchased 77,211shares of common stock at $0.076 per share pursuant to the original terms of a senior management agreement.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Syniverse Technologies, Inc. (1)

†10.34	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 10, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (2)

†10.35	Senior Management Agreement, dated as of January 10, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (2)

*†10.36	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy White.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
†	Compensatory plan or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: May 11, 2006	/s/ RAYMOND L. LAWLESS
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ RAYMOND L. LAWLESS
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Syniverse Technologies, Inc. (1)

†10.34	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 9, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (2)

†10.35	Senior Management Agreement, dated as of January 9, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (2)

*†10.36	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy White.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
†	Compensatory plan or agreement.
*	Filed herewith.