Form 10-Q
period 2006-06-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2006-08-10
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares Outstanding as of August 9, 2006

Syniverse Holdings, Inc.: 67,874,592 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 1,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$11,069	$49,294
Accounts receivable, net of allowances of $1,427 and $1,067, respectively	71,423	61,735
Prepaid and other current assets	12,297	4,379

Total current assets	94,789	115,408

Property and equipment, net	45,370	43,426
Capitalized software, net	48,734	52,674
Deferred costs, net	5,590	6,218
Goodwill	397,227	362,065
Identifiable intangibles, net:
Customer contract, net	263	301
Customer base, net	184,037	190,026
Other assets	1,064	1,240

Total assets	$777,074	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,246	$4,862
Accrued payroll and related benefits	4,338	11,738
Accrued interest	5,160	5,618
Other accrued liabilities	33,450	21,067
Current portion of 12 3/4% senior subordinated notes due 2009, net of discount	—	14,469
Current portion of Term Note B	1,801	1,801

Total current liabilities	49,995	59,555

Long-term liabilities:
Deferred tax liabilities	39,608	36,186
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	175,623	176,524
Other long-term liabilities	709	1,454

Total long-term liabilities	390,940	389,164

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,242,832 shares issued and 67,868,653 shares outstanding and 67,667,819 shares issued and 67,370,851 shares outstanding at June 30, 2006 and December 31, 2005, respectively	68	68
Additional paid-in capital	457,557	457,165
Accumulated deficit	(121,464)	(134,501)
Accumulated other comprehensive income (loss)	6	(70)
Common stock held in treasury, at cost; 374,179 and 296,968 at June 30, 2006 and December 31, 2005, respectively	(28)	(23)

Total stockholders’ equity	336,139	322,639

Total liabilities and stockholders’ equity	$777,074	$771,358

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$82,194	$86,875	$157,611	$166,294

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	33,545	34,446	64,751	66,872
Sales and marketing	6,871	5,812	12,364	11,474
General and administrative	13,300	12,137	30,596	21,846
Provision for uncollectible accounts	373	243	388	688
Depreciation and amortization	9,868	12,190	19,849	24,075
Restructuring	—	—	338	—

	63,957	64,828	128,286	124,955

Operating income	18,237	22,047	29,325	41,339

Other income (expense), net:
Interest income	445	398	1,079	737
Interest expense	(6,707)	(8,590)	(13,449)	(19,094)
Loss on extinguishment of debt	—	—	(924)	(23,788)
Other, net	211	—	330	—

	(6,051)	(8,192)	(12,964)	(42,145)

Income (loss) before provision for income taxes	12,186	13,855	16,361	(806)
Provision for income taxes	2,699	2,077	3,324	4,368

Net income (loss)	9,487	11,778	13,037	(5,174)
Preferred stock dividends	—	—	—	(4,195)

Net income (loss) attributable to common stockholders	$9,487	$11,778	$13,037	$(9,369)

Net income (loss) per common share:
Basic	$0.14	$0.18	$0.20	$(0.16)

Diluted	$0.14	$0.18	$0.19	$(0.16)

Weighted average common shares outstanding:
Basic	66,909	66,061	66,828	57,470

Diluted	67,873	66,064	67,568	57,470

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$13,037	$(5,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	20,468	25,764
Provision for uncollectible accounts	388	688
Deferred income tax expense	3,262	4,364
Loss on extinguishment of debt	924	23,788
Stock-based compensation	329	—
Gain on sale of marketable securities	(119)	—
Loss on disposition of property	158	611
Changes in operating assets and liabilities:
Accounts receivable	(2,646)	8,182
Other current assets	(1,414)	(3,259)
Accounts payable	(10,198)	(6,446)
Other current liabilities	2,687	3,383
Other assets and liabilities	(528)	(862)

Net cash provided by operating activities	26,348	51,039

Cash flows from investing activities
Capital expenditures	(10,821)	(14,077)
Proceeds from the sale of marketable securities	119	—
Acquisition of ITHL, net of acquired cash	(37,725)	—

Net cash used in investing activities	(48,427)	(14,077)

Cash flows from financing activities
Debt issuance fees paid	—	(1,948)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	(15,424)	(98,124)
Repayment of previous senior credit facility	—	(220,073)
Borrowings under new senior credit facility	—	240,000
Principal payments on new senior credit facility	(902)	(1,200)
Stock options exercised	63	—
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,959
Redemption of class A preferred stock at liquidation value	—	(176,456)
Purchase of treasury stock	(5)	(23)

Net cash (used in) provided by financing activities	(16,268)	3,135

Effect of exchange rate changes on cash	122	(9)

Net increase in cash	(38,225)	40,088
Cash at beginning of period	49,294	17,919

Cash at end of period	$11,069	$58,007

Supplemental cash flow information
Interest paid	$13,303	$22,233
Income taxes paid	21	11

Supplemental non-cash transactions
Conversion of class A cumulative redeemable preferred stock to common stock	$—	$163,353

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock described in Note 5, tender for $85,750 of our 12 3/4% senior subordinated notes and repay and terminate our previous senior credit facility.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated financial statements include the accounts of Syniverse Inc., Syniverse, Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited) and Perfect Profits International Limited (PPIL). Syniverse Inc. was wholly owned by Syniverse LLC until our February 10, 2005 initial public offering as described in Note 5. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing, all of which are described below. Prior to fiscal 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the three months ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. For the six months ended June 30, 2006, stock-based compensation expense for awards granted was $294. The impact to our income from operations of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Cost of operations	$49	$52
Sales and marketing	50	52
General and administrative	195	225

Total share-based compensation	$294	$329

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

As of June 30, 2006, there were options to purchase 278,076 shares outstanding under the Founder’s Stock Option Plan and options to purchase 130,360 shares outstanding under the Directors’ Stock Option Plan. Following stockholder approval of our 2006 Long-Term Equity Incentive Plan, the Board of Syniverse, Inc. will no longer grant options from the Founder’s Stock Option Plan or the Directors’ Stock Option Plan.

All options issued under the plans are presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option has an exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders’ Stock Option Plan and under the Directors’ Stock Option Plan. Generally, the options under these plans vest 20% after the first year and 5% per quarter thereafter.

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986. During the quarter ended June 30, 2006, 220,000 options were granted to certain executive officers which vest 33 1/3% per year. During the quarter ended June 30, 2006, 570,000 restricted shares were granted to certain executive officers and other employees, which vest 20% per year.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant, and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its Subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase Common Stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of six months. During the quarter ended June 30, 2006, there were no enrollments into the Purchase Plan.

Accounting for Stock-Based Compensation

Stock Options

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.49%	4.20%	4.49%	4.23%
Volatility factor	34.0	29.8	34.0	33.8
Dividend yield	—	—	—	—
Weighted average expected life of options	5	5	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through June 30, 2006. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed. For the three and six months ended June 30, 2005, pro forma fair value amounts of compensation expense as applied in accordance with the fair value recognition provisions of SFAS 123 were not materially different from the intrinsic value method because the fair value of the options were not material and hence are not disclosed.

SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, our forfeiture rate is not material to our fair value calculation; therefore, we currently use actual forfeitures in our calculations.

A summary of our stock-based compensation activity for the six months ended June 30, 2006 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term	(000s)
Outstanding at December 31, 2005	423,477	$13.33
Granted	220,000	$16.60
Exercised	(5,013)	$12.43
Cancelled or expired	(10,028)	$14.67

Outstanding at June 30, 2006	628,436	$14.46	8.34	$152

Vested at June 30, 2006	184,748	$12.75	6.90	$361

Exercisable at June 30, 2006	184,748	$12.75	6.90	$361

Outstanding options as of June 30, 2006 and 2005 had a weighted average remaining contractual life of 8.3 and 8.4 years, respectively. During the six months ended June 30, 2006 and 2005:

•	the weighted average fair value per share of stock-based compensation granted to employees was $6.27 and $5.58, respectively;

•	the total intrinsic value of stock options exercised was $34 and $0, respectively; and

•	the total fair value of stock options that vested during both periods was $122 and $0, respectively.

During the six months ended June 30, 2006, $63 was received for the exercise of stock options. Since the options exercised had a fair value of $0, no tax benefits were realized from the exercise of those options. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets as of June 30, 2006.

A summary of our unvested shares activity for the six months ended June 30, 2006 is as follows:

		Weighted-
		Average
		Grant-Date
		Fair
Stock Options	Shares	Value
Unvested at December 31, 2005	283,960	$2.61
Granted	220,000	$6.27
Vested	(50,556)	$2.42
Forfeited	(9,716)	$4.29

Unvested at June 30, 2006	443,688	$4.41

As of June 30, 2006, there was $1,834 of total unrecognized compensation cost related to stock-based compensation arrangements granted. The recognition period for the remaining unrecognized stock-based compensation cost is approximately six years.

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant. Generally 20% become exercisable per year from date of grant. Vesting of restricted stock is based solely on time vesting.

Changes in our restricted stock for the six months ended June 30, 2006 were as follows:

		Weighted-
		Average
		Grant-Date
		Fair
Restricted Stock	Shares	Value
Unvested at December 31, 2005	—	$—
Granted	570,000	$15.76
Vested	—	$—
Forfeited	—	$—

Unvested at June 30, 2006	570,000	$15.76

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our restricted stock awards was $8,805, which is expected to be recognized over a period of approximately five years.

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the three and six month period ended June 30, 2006 excludes 913,744 and 674,155 shares, respectively, which represents unvested common stock held by our management and employees. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2006 and 2005, options to purchase 628,436 and 390,198 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share for the six months ended June 30, 2005. As a result, the basic and diluted net losses per common share amounts are identical for that period. However, for the three months ended June 30, 2005 and the three and six months ended June 30, 2006, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to common stockholders	$9,487	$11,778	$13,037	$(9,369)

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	66,908,836	66,060,764	66,828,285	57,469,708
Unvested common stock	913,744	—	674,155	—
Potentially dilutive stock options	50,065	2,814	65,295	—

Diluted weighted-average common shares outstanding	67,872,645	66,063,578	67,567,735	57,469,708

Basic net income (loss) per common share	$0.14	$0.18	$0.20	$(0.16)

Diluted net income (loss) per common share	$0.14	$0.18	$0.19	$(0.16)

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$9,487	$11,778	$13,037	$(5,174)
Net unrealized gain (loss) on investments	—	189	(118)	110
Foreign currency translation gain (loss)	181	(87)	194	(119)

Total	$9,668	$11,880	$13,113	$(5,183)

The balance in accumulated other comprehensive income as of June 30, 2006 is comprised of a foreign currency translation loss of $6.

Available-for-Sale Securities

Our investments in equity securities as of December 31, 2005 were composed primarily of a less than 5% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These equity securities were included in other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2005 and were recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). During the first six months of 2006, we sold our entire investment in these securities. As of June 30, 2006 and December 31, 2005, available-for-sale securities had a fair value of $0 and $118, respectively.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of June 30, 2006, our investment was $888 and is included in other assets.

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

Segment Reporting

For all periods reported, we operated as a single segment since our chief operating-decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended June 30, 2006 and 2005, we derived 83.1% and 87.1%, respectively, of our revenues from customers in the United States. For the six months ended June 30, 2006 and 2005, we derived 82.9% and 86.8%, respectively, of our revenues from customers in the United States.

Derivatives

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of June 30, 2006 and December 31, 2005, we do not have any derivative instruments or have engaged in any hedging activities.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN48), an interpretation of FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN48 are effective starting January 1, 2007. We have not yet evaluated the impact, if any, that FIN48 will have on our financial position or results of operations.

4. Acquisition of Interactive Technology Holdings Limited Business

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $37,746 in cash including preliminary working capital adjustments. In connection with the acquisition, we incurred $1,110 in acquisition related costs. In addition, the purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7,000 in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date. We are in the process of reviewing the information and refining the purchase price information as well as obtaining a third-party valuation of certain tangible and intangible assets. As a result, the allocation is not yet finalized and preliminary estimates and assumptions are subject to change.

Purchase Price	$38,856

Cash	1,131
Accounts receivable	7,430
Other current assets	6,621
Property and equipment	1,062

Total assets	$16,244
Accounts payable	3,182
Other accrued liabilities	9,398

Total liabilities	$12,580

Net assets acquired	$3,664

Excess purchase price	$35,192

At June 30, 2006, the excess purchase price related to the acquisition of ITHL has been temporarily classified as a component of goodwill.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities based upon their fair value as of the date of the acquisition. Since the acquisition was completed as of the close of business on June 16, 2006, the preliminary fair values have been included in our condensed consolidated balance sheet. However, none of ITHL’s operating results, which are not material, have been included in the condensed consolidated statement of operations.

5. Initial Public Offering and Redeemable Preferred Stock

On February 10, 2005, we completed an initial public offering (IPO) of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966 after deducting underwriting discounts, commissions and expenses, along with the $240,000 received from our new credit facility, were used to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for $85,750 of our 12 3/4% senior subordinated notes due 2009 and repay our previous senior credit facility.

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

6. Restructurings

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the six months ended June 30, 2006, we reduced the liability for the termination benefits costs and relocation costs by $73 based on our revised estimate of the remaining liability. Additionally, we made payments of $377 and we expect to pay the remainder of this liability in the third quarter of 2006.

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $338 in severance related costs and made payments of $290 in the six months ended June 30, 2006. We expect to pay the remainder of these costs through December 2006.

In the six months ended June 30, 2006, we had the following activity in our restructuring accruals:

	December 31, 2005				June 30, 2006
	Balance	Additions	Payments	Reductions	Balance
September 2004 Restructuring
Termination costs	$394	$—	$(330)	$(64)	$—
Relocation costs	98	—	(47)	(9)	42
February 2006 Restructuring
Termination costs	—	338	(290)	—	48

Total	$492	$338	$(667)	$(73)	$90

7. Commitments and Contingencies

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

8. Contract Termination Costs

On February 28, 2005 we entered into an agreement to lease 199,000 square feet for our new corporate headquarters facility located in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. The lease agreement for our former corporate headquarters expires October 31, 2006, however, we negotiated an early termination in accordance with the agreement. Under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value. For the six months ended June 30, 2006, we recorded a lease termination loss of $1,717 which is included in general and administrative expenses, and a liability for lease termination costs for the same amount. We expect to pay these costs through October 31, 2006. As of June 30, 2006 the balance in the liability account was $1,098.

9. Debt

On February 1, 2006, we completed an early redemption for all remaining notes of $14,500 in aggregate principal amount of our outstanding 12 3/4% senior subordinated notes due 2009 at a premium of $924.

10. Income Taxes

In the six months ended June 30, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the second quarter of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than-not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately 21%, excluding the effects of other items. As of June 30, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with accumulated tax loss carry-forwards from our acquisitions.

11. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV and Syniverse Limited are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse Inc., Syniverse and for the guarantor subsidiaries. The supplemental financial information reflects the investment Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2006

	Syniverse		Subsidiary	Subsidiary
	Inc.	Syniverse	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$40	$8,619	$—	$2,410	$—	$11,069
Accounts receivable, net of allowances	—	61,373	—	10,050	—	71,423
Accounts receivable - affiliates	13	4,690	423	—	(5,126)	—
Prepaid and other current assets	—	5,567	—	6,730	—	12,297

Total current assets	53	80,249	423	19,190	(5,126)	94,789

Property and equipment, net	—	44,230	—	1,140	—	45,370
Capitalized software, net	—	48,604	—	130	—	48,734
Deferred costs, net	—	5,590	—	—	—	5,590
Goodwill	—	361,239	—	35,988	—	397,227
Identifiable intangibles, net:						—
Customer contract, net	—	—	—	263	—	263
Customer base, net	—	184,037	—	—	—	184,037
Other assets	—	1,064	—	—	—	1,064
Investment in subsidiaries	336,099	37,913	—	—	(374,012)	—

Total assets	$336,152	$762,926	$423	$56,711	$(379,138)	$777,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,185	$—	$2,061	$—	$5,246
Accounts payable - affiliates	—	—	—	5,126	(5,126)	—
Accrued payroll and related benefits	13	2,938	—	1,387	—	4,338
Accrued interest	—	5,160	—	—	—	5,160
Other accrued liabilities	—	22,807	38	10,605	—	33,450
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	13	35,891	38	19,179	(5,126)	49,995

Long-term liabilities:
Deferred tax liabilities	—	39,608	—	—	—	39,608
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	175,623	—	—	—	175,623
Other long-term liabilities	—	705	—	4	—	709

Total long-term liabilities	—	390,936	—	4	—	390,940

Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	457,557	457,557	—	40,997	(498,554)	457,557
Accumulated deficit	(121,464)	(121,464)	(116,245)	(3,506)	241,215	(121,464)
Accumulated other comprehensive income	6	6	—	6	(12)	6
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders’ equity	336,139	336,099	385	37,528	(374,012)	336,139

Total liabilities and stockholders’ equity	$336,152	$762,926	$423	$56,711	$(379,138)	$777,074

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2006

	Syniverse		Subsidiary	Subsidiary
	Inc.	Syniverse	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$80,032	$57	$2,105	$—	$82,194

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	49	32,631	—	865	—	33,545
Sales and marketing	50	5,813	—	1,008	—	6,871
General and administrative	194	12,865	3	238	—	13,300
Provision for uncollectible accounts	—	361	—	12	—	373
Depreciation and amortization	—	9,765	—	103	—	9,868

	293	61,435	3	2,226	—	63,957

Operating income (loss)	(293)	18,597	54	(121)	—	18,237

Other income (expense), net:
Income from equity investment	12,479	77	—	—	(12,556)	—
Interest income	—	442	—	3	—	445
Interest expense	—	(6,668)	—	(39)	—	(6,707)
Other, net	—	31	—	180	—	211

	12,479	(6,118)	—	144	(12,556)	(6,051)

Income before provision for income taxes	12,186	12,479	54	23	(12,556)	12,186

Provision for income taxes	2,699	2,699	—	—	(2,699)	2,699

Net income	$9,487	$9,780	$54	$23	$(9,857)	$9,487

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

	Syniverse		Subsidiary	Subsidiary
	Inc.	Syniverse	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$153,652	$113	$3,846	$—	$157,611

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	52	63,162	—	1,537	—	64,751
Sales and marketing	53	10,715	—	1,596	—	12,364
General and administrative	224	30,040	3	329	—	30,596
Provision for uncollectible accounts	—	376	—	12	—	388
Depreciation and amortization	—	19,644	—	205	—	19,849
Restructuring	—	338	—	—		338

	329	124,275	3	3,679	—	128,286

Operating income (loss)	(329)	29,377	110	167	—	29,325

Other income (expense), net:
Income from equity investment	16,690	80	—	—	(16,770)	—
Interest income	—	1,075	—	4	—	1,079
Interest expense	—	(13,382)	—	(67)	—	(13,449)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	—	464	—	(134)	—	330

	16,690	(12,687)	—	(197)	(16,770)	(12,964)

Income (loss) before provision for income taxes	16,361	16,690	110	(30)	(16,770)	16,361

Provision for income taxes	3,324	3,324	—	—	(3,324)	3,324

Net income (loss)	13,037	13,366	110	(30)	(13,446)	13,037

Preferred stock dividends	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$13,037	$13,366	$110	$(30)	$(13,446)	$13,037

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

	Syniverse		Subsidiary	Subsidiary
	Inc.	Syniverse	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$13,037	$13,366	$110	$(30)	$(13,446)	$13,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	20,353	—	115	—	20,468
Provision for uncollectible accounts	—	376	—	12	—	388
Deferred income tax expense	—	3,262	—	—	—	3,262
Income from equity investment	(16,690)	(80)	—	—	16,770	—
Loss on extinguishment of debt	—	924	—	—	—	924
Loss on disposal of property	—	158	—	—	—	158
Stock-based compensation	329	—	—	—	—	329
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,943)	658	(1,361)	—	(2,646)
Other current assets	—	(1,420)	—	6	—	(1,414)
Accounts payable	—	(10,479)	—	281	—	(10,198)
Other current liabilities	3,298	2,742	(828)	799	(3,324)	2,687
Other assets and liabilities	—	(532)	—	4	—	(528)

Net cash provided by (used in) operating activities	(26)	26,608	(60)	(174)	—	26,348

Cash flows from investing activities
Capital expenditures	—	(10,821)	—	—	—	(10,821)
Proceeds from sale of marketable securities	—	119	—	—	—	119
ITHL acquisition, net of acquired cash	—	(38,856)	—	1,131	—	(37,725)

Net cash provided by (used) in investing activities	—	(49,558)	—	1,131	—	(48,427)

Cash flows from financing activities
Stock options exercised	63	—	—	—	—	63
Repayment of senior subordinated notes including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on credit facility	—	(902)	—	—	—	(902)
Purchase of treasury stock	(5)	—	—	—	—	(5)

Net cash provided by (used) in financing activities	58	(16,326)	—	—	—	(16,268)

Effect of exchange rate changes on cash	—	—	—	122	—	122

Net increase (decrease) in cash	32	(39,276)	(60)	1,079	—	(38,225)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$40	$8,620	$—	$2,409	$—	$11,069

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$47,896	$60	$1,330	$—	$49,294
Accounts receivable, net of allowances	—	59,814	650	1,271	—	61,735
Accounts receivable—affiliates	—	4,050	431	—	(4,481)	—
Deferred tax assets, net	—	—	—	—	—	—
Prepaid and other current assets	—	4,147	117	115	—	4,379

Total current assets	8	115,907	1,258	2,716	(4,481)	115,408

Property and equipment, net	—	43,318	—	108	—	43,426
Capitalized software, net	—	52,525	—	149	—	52,674
Deferred costs, net	—	6,218	—	—	—	6,218
Goodwill	—	361,311	—	754	—	362,065
Identifiable intangibles, net:			—
Customer contract, net	—	1	—	300	—	301
Customer base, net	—	190,026	—	—	—	190,026
Other assets	—	1,240	—	—	—	1,240
Investment in subsidiaries	322,632	(390)	—	—	(322,242)	—

Total assets	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,854	$—	$8	$—	$4,862
Accounts payable - affiliates	—	—	—	4,481	(4,481)	—
Accrued payroll and related benefits	1	11,115	—	622	—	11,738
Accrued interest	—	5,618	—	—	—	5,618
Other accrued liabilities	—	20,503	156	408	—	21,067
Current portion of 12 3/4% senior subordinated notes due 2009, net of discount	—	14,469	—	—	—	14,469
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	1	58,360	156	5,519	(4,481)	59,555

Long-term liabilities:
Deferred tax liabilities	—	36,186	—	—	—	36,186
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	176,524	—	—	—	176,524
Other long-term liabilities	—	1,454	—	—	—	1,454

Total long-term liabilities	—	389,164	—	—	—	389,164
Stockholders’ equity:
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,165	457,226	—	2,151	(459,377)	457,165
Accumulated deficit	(134,501)	(134,501)	(116,355)	(3,476)	254,332	(134,501)
Accumulated other comprehensive income (loss)	(70)	(70)	117	(188)	141	(70)
Less treasury stock, at cost	(23)	(23)	—	—	23	(23)

Total stockholders’ equity (deficit)	322,639	322,632	1,102	(1,492)	(322,242)	322,639

Total liabilities and stockholders’ equity	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$85,859	$164	$852	$—	$86,875

Costs and expenses:
Cost of operations	—	34,151	—	295	—	34,446
Sales and marketing	—	5,066	—	746	—	5,812
General and administrative	—	11,846	1	290	—	12,137
Provision for uncollectible accounts	—	243	—	—	—	243
Depreciation and amortization	—	12,124	—	66	—	12,190

	—	63,430	1	1,397	—	64,828

Operating income (loss)	—	22,429	163	(545)	—	22,047

Other income (expense), net:
Income (loss) from equity investment	13,855	(386)	—	—	(13,469)	—
Interest income	—	397	—	1	—	398
Interest expense	—	(8,585)	—	(5)	—	(8,590)

	13,855	(8,574)	—	(4)	(13,469)	(8,192)

Income (loss) before provision for income taxes	13,855	13,855	163	(549)	(13,469)	13,855
Provision for income taxes	2,077	2,077	—	—	(2,077)	2,077

Net income (loss)	11,778	11,778	163	(549)	(11,392)	11,778
Preferred stock dividends	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$11,778	$11,778	$163	$(549)	$(11,392)	$11,778

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$164,405	$330	$1,559	$—	$166,294

Costs and expenses:
Cost of operations	—	66,397	—	475	—	66,872
Sales and marketing	—	9,867	—	1,607	—	11,474
General and administrative	—	21,696	6	144	—	21,846
Provision for uncollectible accounts	—	688	—	—	—	688
Depreciation and amortization	—	23,943	—	132	—	24,075

	—	122,591	6	2,358	—	124,955

Operating income (loss)	—	41,814	324	(799)	—	41,339

Other income (expense), net:
Income (loss) from equity investment	(806)	(476)	—	—	1,282	—
Interest income	—	733	—	4	—	737
Interest expense	—	(19,089)	—	(5)	—	(19,094)
Loss on extinguishment of debt	—	(23,788)	—	—	—	(23,788)

	(806)	(42,620)	—	(1)	1,282	(42,145)

Income (loss) before provision for income taxes	(806)	(806)	324	(800)	1,282	(806)
Provision for income taxes	4,368	4,368	—	—	(4,368)	4,368

Net income (loss)	(5,174)	(5,174)	324	(800)	5,650	(5,174)

Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net income (loss) attributable to common stockholders	$(9,369)	$(5,174)	$324	$(800)	$5,650	$(9,369)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(5,174)	$(5,174)	$324	$(800)	$5,650	$(5,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	25,632	—	132	—	25,764
Provision for uncollectible accounts	—	688	—	—	—	688
Deferred income tax expense	—	4,364	—	—	—	4,364
(Income) loss from equity investment	806	476	—	—	(1,282)	—
Loss on extinguishment of debt	—	23,788	—	—	—	23,788
Loss on disposition of property	—	611	—	—	—	611
Changes in current assets and liabilities:
Accounts receivable	—	9,007	(140)	(685)	—	8,182
Other current assets	—	(3,272)	—	13	—	(3,259)
Accounts payable	—	(7,567)	—	1,121	—	(6,446)
Other current liabilities	4,368	3,221	(186)	348	(4,368)	3,383
Other assets and liabilities	—	(862)	—	—	—	(862)

Net cash provided by (used in) operating activities	—	50,912	(2)	129	—	51,039

Cash flows from investing activities
Capital expenditures	—	(14,032)	—	(45)	—	(14,077)

Net cash used in investing activities	—	(14,032)	—	(45)	—	(14,077)

Cash flows from financing activities
Debt issuance fees paid	—	(1,948)	—	—	—	(1,948)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(98,124)	—	—	—	(98,124)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on senior credit facility	—	(1,200)	—	—	—	(1,200)
Proceeds from issuance of common stock, net of issuance costs of $20,847	—	260,959	—	—	—	260,959
Redemption of class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)
Purchase of treasury stock	—	(23)	—	—	—	(23)

Net cash provided by financing activities	—	3,135	—	—	—	3,135

Effect of exchange rate changes on cash	—	—	—	(9)	—	(9)

Net increase (decrease) in cash	—	40,015	(2)	75	—	40,088
Cash at beginning of period	—	17,429	62	428	—	17,919

Cash at end of period	$—	$57,444	$60	$503	$—	$58,007

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

On February 9, 2005, we merged our subsidiaries, Syniverse Networks and Syniverse Finance, with and into Syniverse Technologies, Inc. (Syniverse).

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering were $261.0 million after deducting underwriting discounts, commissions and expenses, and, along with the $240.0 million received from our new credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock as described below, tender for $85,750 of our 12 3/4% senior subordinated notes and repay our previous senior credit facility.

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

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International Limited (PPIL) which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $37,746 in cash including preliminary working capital adjustments. In connection with the acquisition, we incurred $1,110 in acquisition related costs. In addition, the purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7,000 in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

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

as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the shorter of the life of the initial customer agreement or the period remaining until the amended contract end date for those contracts terminated early. We expect pricing and revenues to remain stable over the near term. However, several of the contracts with our customers, that have a substantial revenue value, will be up for renewal at the end of the current year, which could have an effect on the revenues that we receive.

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

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following tables present an overview of our results of operations for the three and six months ended June 30, 2006 and 2005:

	Three Months		Three Months			$
	Ended	% of	Ended	% of	2006 vs. 2005	Change
	June 30, 2006	Revenues	June 30, 2005	Revenues	$	%
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$30,798	37.4%	$27,201	31.3%	$3,597	13.2%
Network Services	31,549	38.4%	33,415	38.5%	(1,866)	(5.6)%
Number Porting Services	7,220	8.8%	12,607	14.5%	(5,387)	(42.7)%
Call Processing Services	7,288	8.9%	7,322	8.4%	(34)	(0.5)%
Enterprise Solutions	2,084	2.5%	2,927	3.4%	(843)	(28.8)%

Revenues excluding Off-Network Data Base
Query Fees	78,939	96.0%	83,472	96.1%	(4,533)	(5.4)%
Off-Network Database Query Fees	3,255	4.0%	3,403	3.9%	(148)	(4.3)%

Total revenues	82,194	100.0%	86,875	100.0%	(4,681)	(5.4)%

Costs and expenses:
Cost of operations	33,545	40.8%	34,446	39.6%	(901)	(2.6)%
Sales and marketing	6,871	8.4%	5,812	6.7%	1,059	18.2%
General and administrative	13,300	16.2%	12,137	14.0%	1,163	9.6%
Provision for uncollectible accounts	373	0.5%	243	0.3%	130	53.5%
Depreciation and amortization	9,868	12.0%	12,190	14.0%	(2,322)	(19.0)%
Restructuring	—	0.0%	—	0.0%	—	0.0%

	63,957	77.8%	64,828	74.6%	(871)	(1.3)%

Operating income	18,237	22.2%	22,047	25.4%	3,810	17.3%

Other income (expense), net:
Interest income	445	0.5%	398	0.5%	47	11.8%
Interest expense	(6,707)	(8.2)%	(8,590)	(9.9)%	1,883	(21.9)%
Loss on extinguishment of debt	—	0.0%	—	0.0%	—	0.0%
Other, net	211	0.3%	—	0.0%	211	100.0%

	(6,051)	(7.4)%	(8,192)	(9.4)%	2,141	(26.1)%

Income before provision for income taxes	12,186	14.8%	13,855	16.0%	(1,669)	(12.0)%
Provision for income taxes	2,699	3.3%	2,077	2.4%	622	29.9%

Net income	9,487	11.5%	11,778	13.6%	(2,291)	(19.5)%
Preferred stock dividends	—	0.0%	—	0.0%	—	0.0%

Net income attributable to common stockholders	$9,487	11.5%	$11,778	13.6%	$(2,291)	(19.5)%

						$
	Six Months Ended	% of	Six Months Ended	% of	2006 vs. 2005	Change
	June 30, 2006	Revenues	June 30, 2005	Revenues	$	%
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$56,634	35.9%	$50,400	30.3%	$6,234	12.4%
Network Services	63,043	40.0%	65,648	39.5%	(2,605)	(4.0)%
Number Porting Services	13,950	8.8%	24,276	14.6%	(10,326)	(42.5)%
Call Processing Services	14,479	9.2%	13,725	8.3%	754	5.5%
Enterprise Solutions	4,214	2.7%	6,009	3.6%	(1,795)	(29.9)%

Revenues (excluding Off-Network Data Base Query Fees)	152,320	96.6%	160,058	96.3%	(7,738)	(4.8)%
Off-Network Database Query Fees	5,291	3.4%	6,236	3.7%	(945)	(15.2)%

Total revenues	157,611	100.0%	166,294	100.0%	(8,683)	(5.2)%

Costs and expenses:
Cost of operations	64,751	41.1%	66,872	40.2%	(2,121)	(3.2)%
Sales and marketing	12,364	7.8%	11,474	6.9%	890	7.8%
General and administrative	30,596	19.4%	21,846	13.1%	8,750	40.1%
Provision for (recovery of) uncollectible accounts	388	0.3%	688	0.4%	(300)	43.6%
Depreciation and amortization	19,849	12.6%	24,075	14.5%	(4,226)	(17.6)%
Restructuring	338	0.2%	—	0.0%	338	100.0%

	128,286	81.4%	124,955	75.1%	3,331	2.7%

Operating income	29,325	18.6%	41,339	24.9%	12,014	29.1%
Other income (expense), net:
Interest income	1,079	0.7%	737	0.4%	342	46.4%
Interest expense	(13,449)	(8.5)%	(19,094)	(11.5)%	5,645	(29.6)%
Loss on extinguishment of debt	(924)	(0.6)%	(23,788)	(14.3)%	22,864	(96.1)%
Other, net	330	0.2%	—	0.0%	330	100.0%

	(12,964)	(8.2)%	(42,145)	(25.4)%	29,181	(69.2)%

Income before provision for income taxes	16,361	10.4%	(806)	(0.5)%	17,167	(2129.9)%
Provision for income taxes	3,324	2.1%	4,368	2.6%	(1,044)	(23.9)%

Net income	13,037	8.3%	(5,174)	(3.1)%	18,211	(352.0)%
Preferred stock dividends	—	0.0%	(4,195)	(2.5)%	(4,195)	100.0%

Net income (loss) attributable to common stockholders	$13,037	8.3%	$(9,369)	(5.6)%	$22,406	239.2%

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

Revenues

Total revenues decreased $4.7 million to $82.2 million for the three months ended June 30, 2006 from $86.9 million for the same period in 2005. Total revenues decreased $8.7 million to $157.6 million for the six months ended June 30, 2006 from $166.3 million for the same period in 2005. Excluding Off-Network Database Query Fees, which decreased $0.9 million for the six months ending June 30, 2006, total revenues decreased $7.7 million for the six months ended June 30, 2006. The decrease in revenues was primarily due to decreases in our Number Portability Services due to the Sprint migration of the number portability error resolution services and decreases in Enterprise Solutions and Off-Network Database Query Fees, offset in part, by increases in Technology Interoperability Services and Call Processing Services.

Technology Interoperability Services revenues increased $3.6 million to $30.8 million for the three months ended June 30, 2006 from $27.2 million for the same period in 2005. Technology Interoperability Services revenues increased $6.2 million to $56.6 million for the six months ended June 30, 2006 from $50.4 million for the same period in 2005. The increase in revenues was primarily due to increases in international roaming, organic volume growth in our wireless clearinghouse services and SMS services, partially offset by a decline in revenues due to a competitive pricing environment and a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services.

Network Services revenues decreased $1.9 million to $31.5 million for the three months ended June 30, 2006 from $33.4 million for the same period in 2005. Network Services revenues decreased $2.6 million to $63.0 million for the six months ended June 30, 2006 from $65.6 million for the same period in 2005. The decrease in revenues was primarily due to the migration off our services platform by some of our customers and price concessions commensurate with our volume-based pricing strategy for certain of our services and a competitive pricing environment, partially offset by volume growth in data roaming. In addition, two of our SS7 customers are in the process of replacing our SS7 network solution. We expect this development to reduce 2006 network services revenues by approximately $7.0 to $8.0 million, depending on the timing of the replacement.

Number Portability Services revenues decreased $5.4 million to $7.2 million for the three months ended June 30, 2006 from $12.6 million for the same period in 2005. Number Portability Services revenues decreased $10.3 million to $14.0 million for the six months ended June 30, 2006 from $24.3 million for the same period in 2005. The decrease in revenues was primarily due to lower port center activity related to the Sprint migration. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. We continued to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in its migration of the number portability error resolution services to its internal platforms. We accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these ratably over the year ended December 31, 2005. We also amortized the transition fee over the 2005 fiscal year. After 2005, we no longer received revenues from Sprint for these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. We expect this Sprint migration to reduce total 2006 revenues by approximately $19.0 million, excluding the effect of any new or expanded services.

Call Processing Services revenues were $7.3 million for both the three months ended June 30, 2006 and 2005. Call Processing Services revenues increased $0.8 million to $14.5 million for the six months ended June 30, 2006 from $13.7 million for the same period in 2005. The increase in revenues was attributable to increased international roaming volumes driven by increased demand for our signaling solutions services.

Enterprise Solutions Services revenues decreased $0.8 million to $2.1 million for the three months ended June 30, 2006 from $2.9 million for the same period in 2005. Enterprise Solutions Services revenues decreased $1.8 million to $4.2 million for the six months ended June 30, 2006 from $6.0 million for the same period in 2005. The decrease in revenues was primarily due to lower subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.1 million to $3.3 million for the three months ended June 30, 2006 from $3.4 million for the same period in 2005. Off-Network Database Queries revenues decreased $0.9 million to $5.3 million for the six months ended June 30, 2006 from $6.2 million for the same period in 2005. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations decreased $0.9 million to $33.5 million for the three months ended June 30, 2006 from $34.4 million for the same period in 2005. Cost of operations decreased $2.1 million to $64.8 million for the six months ended

June 30, 2006 from $66.9 million for the same period in 2005. The decrease was primarily due to decreased operational costs related to our number porting services primarily due to the Sprint migration and decreases in our off-network database queries services, partially offset by increases in data processing costs.

Sales and marketing expenses increased $1.1 million to $6.9 million for the three months ended June 30, 2006 from $5.8 million for the same period in 2005. Sales and marketing expenses increased $0.9 million to $12.4 million for the six months ended June 30, 2006 from $11.5 million for the same period in 2005. The increase is primarily due to higher employee-related costs for international expansion and increased trade show expenses.

General and administrative expenses increased $1.2 million to $13.3 million for the three months ended June 30, 2006 from $12.1 million for the same period in 2005. General and administrative expenses increased $8.7 million to $30.6 million for the six months ended June 30, 2006 from $21.8 million for the same period in 2005. This increase was primarily due to $4.9 million related to the relocation of our corporate headquarters, including $1.7 million associated with the early lease termination of our former corporate headquarters, $2.2 million related to higher product development expenses and higher expenses associated with operating as a public company.

Provision for uncollectible accounts increased $0.1 million for the three months ended June 30, 2006 from $0.2 million for the same period in 2005 and decreased $0.3 million to $0.4 million for the six months ended June 30, 2006 from $0.7 million for the same period in 2005.

Depreciation and amortization expenses decreased $2.3 million to $9.9 million for the three months ended June 30, 2006 from $12.2 million for the same period in 2005. Depreciation and amortization expenses decreased $4.2 million to $19.8 million for the six months ended June 30, 2006 from $24.1 million for the same period in 2005. The decrease was primarily due to lower amortization of intangible assets associated with the Verizon Revenue Guarantee agreement which expired in December 2005 and lower amortization expense related to a certain intangible asset associated with the IOS North America customer base. Included in our depreciation and amortization expenses for the six months ended June 30, 2006 and 2005 is approximately $8.4 million and $12.8 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited and our September 2004 acquisition of IOS North America.

Restructuring expense was $0.3 million for the six months ended June 30, 2006. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs.

Other

Interest income increased $0.3 million to $1.1 million for the six months ended June 30, 2006 from $0.7 million for the same period in 2005 primarily due to interest income earned on higher interest rates and higher average cash balances.

Interest expense decreased $1.9 million to $6.7 million for the three months ended June 30, 2006 from $8.6 million for the same period in 2005. Interest expense decreased $5.6 million to $13.4 million for the six months ended June 30, 2006 from $19.1 million for the same period in 2005. The decrease was primarily a result of our recapitalization occurring in the first quarter of 2005 in connection with our initial public offering, which lowered our average outstanding debt balance and interest rate, and the refinancing of our remaining 12 3/4% senior subordinated notes due 2009 in the third quarter of 2005.

Loss on extinguishment of debt was $0.9 million and $23.8 million for the six months ended June 30, 2006 and 2005, respectively. In February 2006, we redeemed all outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the repurchase of $85.8 million of our 12 3/4% senior subordinated notes due 2009. The loss included a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the repurchased portion of the 12 3/4% senior subordinated notes due 2009, as well as a $12.4 million cash charge related to the prepayment premium on the repurchased portion of the 12 3/4% senior subordinated notes due 2009.

Other, net was $0.3 million for the six months ended June 30, 2006 and is comprised of non-operating revenues and gains from the sale of marketable securities.

Provision for income taxes increased $0.6 million to $2.7 million for the three months ended June 30, 2006 from $2.1 million for the same period in 2005. Provision for income taxes decreased $1.0 million to $3.3 million for the six months ended June 30, 2006 from $4.4 million for the same period in 2005. During the six months ended June 30, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the first six months of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately 21%, excluding the effects of other items. As of June 30, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with accumulated tax loss carry-forwards from our acquisitions

Preferred stock dividends were $4.2 million for the six months ended June 30, 2005. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock, including accrued and unpaid dividends, at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of June 30, 2006.

Liquidity and Capital Resources

Cash Flow Information

During the six months ended June 30, 2006, our operations generated $26.3 million of cash as compared to $51.0 million for the same period in 2005. The decrease was primarily attributable to lower net income adjusted for non-cash items and lower cash collections. Cash and cash equivalents were $11.1 million at June 30, 2006 as compared to $49.3 million at December 31, 2005. This decrease was primarily due to the payment of approximately $38.9 million for the acquisition of ITHL and the early redemption of our remaining 12 3/4% senior subordinated notes due 2009, partially offset by cash provided by operating activities. Our working capital decreased $11.1 million to $44.8 million at June 30, 2006 from $55.9 million at December 31, 2005. This decrease in working capital was primarily due the acquisition cost of ITHL and lower net cash from operations, offset in part by lower current maturities of long-term debt and lower accrued expenses.

Capital expenditures for property and equipment, including capitalized software costs, decreased to $10.8 million for the six months ended June 30, 2006 from $14.1 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, we incurred approximately $10.8 million for capital expenditures of which $3.7 million was primarily for capital expenditures associated with our facilities move and the balance for the upgrade of our network and capitalized software development. We expect total capital expenditures in 2006 to be approximately $21.5 million.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. In connection with this lease, through December 31, 2005, we incurred incremental operating expenses related solely to this move of $2.9 million and capital costs related solely to the facility build out of approximately $10.0 million. In the six months ending June 30, 2006, we incurred $5.4 million in move related expenses, which included duplicative lease payments and a $1.7 million charge related to the early termination of our lease on our former corporate headquarters. Additionally, during the same period, we incurred and capitalized $3.7 million of costs related to the move to our new headquarters.

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

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.50% for the revolving loans and 1.75% for the term debt. As of June 30, 2006, the applicable interest rate was 7.25% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of June 30, 2006, we had an aggregate face amount of $177.4 million of outstanding indebtedness under our new senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of June 30, 2006.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended June 30, 2006 and 2005.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not immediately available. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could affect our ability to reasonably estimate unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of June 30, 2006, our estimated unbilled revenues were $11.4 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $1.1 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer with such invoices, into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has historically approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of June 30, 2006 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of June 30, 2006 and our bad debt expense for the quarter then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of June 30, 2006, our allowance for credit memos totaled $7.3 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.7 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not to be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized in the six months ended June 30, 2006.

Impairment Losses on Goodwill

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the six month period ended June 30, 2006.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America which was recorded as a part of our purchase accounting. In addition, on September 30, 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $0.1 million in severance related costs in the third quarter of 2005. The payments related to this restructuring plan were completed in December 2005. In February 2006, we completed a restructuring plan in our marketing group at our corporate headquarters in Tampa, Florida. As a result, we incurred $0.3 million in severance related costs in the first quarter of 2006. At June 30, 2006, our remaining restructuring accrual related to the IOS North America acquisition the restructure in our marketing development area was $0.1 million. We expect to pay the remaining restructuring costs in the third quarter of 2006. The balance in this account at June 30, 2006 continues to represent our best estimate.

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

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002, the Softwright acquisition in December 2003, the acquisition of IOS North America in September 2004 and the acquisition ITHL in June 2006, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired as of February 14, 2002 were reduced by one year, our 2006 amortization expense would increase by approximately $1.2 million.

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

As of June 30, 2006, we have determined that a reversal of a portion of our deferred tax asset valuation allowance was justified as we have satisfied the more-likely-than-not criteria with respect to certain net deferred tax assets. As a result of this analysis, the valuation allowance as of June 30, 2006 and December 31, 2005, was $ 76.2 million and $79.3 million, respectively. In the future, our analysis of the need for a valuation allowance will be significantly impacted by our ability, among other things, to achieve profitability and our ability to predict and achieve future projections of pre-tax income.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to account for share-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation (SFAS 123) and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). See Note 2 – Summary of Significant Accounting Policies – in these financial statements, for additional information.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN48), an interpretation of FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN48 are effective starting January 1, 2007. We have not yet evaluated the impact, if any, that FIN48 will have on our financial position or results of operations.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2006 total approximately $2.6 million based on leases in effect at June 30, 2006.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At June 30, 2006, we had $177.4 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.8 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of June 30, 2006, we have met all of the terms of the new senior credit facility and consequently we were not required to, and had not, entered into any interest rate protection agreements.

As of June 30, 2006 and December 31, 2005, we had variable rate debt of approximately $177.4 million and $178.8 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our June 30, 2006 position and results of operations. This could change in future periods as our newly acquired subsidiary, PPIL, has as its functional currency the Hong Kong dollar and has contract arrangements with multiple customers that are collectible and payable in currencies other the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2006, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6, “Commitments and Contingencies,” of this document.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	In February 2006, we repurchased 77,211 shares of common stock at $0.076 per share pursuant to the terms of a senior management agreement.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 9, 2006. The stockholders voted on the following matters:

Proposal I.	Election of 10 directors (Odie C. Donald, David A. Donnini, G. Edward Evans, Tony G. Holcombe, John C. Hofmann, Raymond L. Lawless, James B. Lipham, Robert J. Marino, Jack Pearlstein, Collin E. Roche).

Proposal II.	Approve the Syniverse Holdings, Inc. 2006 Long-Term Equity Incentive Plan

Proposal III.	Approve Long-Term Incentive Performance Terms for Certain Executives

Proposal IV.	Approve the Syniverse Holdings, Inc. 2006 Employee Stock Purchase Plan

Proposal V.	Ratify and approve the selection of Ernst & Young LLP as the Independent auditors for Syniverse Holdings, Inc. for 2006

The results of the voting were as follows:

Proposal	Affirmative Votes	Withheld Votes	Abstentions/Broker Non-Votes
I (Donald)	59,440,964	173,856	—
I (Donnini)	53,467,946	6,164,874	—
I (Evans)	56,850,942	2,763,878	—
I (Holcombe)	57,179,690	2,435,130	—
I (Hofmann)	56,851,962	2,762,858	—
I (Lawless)	56,588,044	3,026,776	—
I (Lipham)	59,442,689	172,131	—
I (Marino)	59,443,664	171,156	—
I (Pearlstein)	59,440,989	173,831	—
I (Roche)	53,468,471	6,146,349	—
II	55,452,396	3,086,738	1,901
III	58,472,382	65,999	2,654
IV	58,487,642	51,662	1,731
V	59,611,491	1,353	1,976

All proposals received the required affirmative votes and were adopted by the stockholders.

ITEM 5: OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6: EXHIBITS [table to be updated]

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of June 16, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., Interactive Technology Holdings Limited and each of Raymond Cheung, Kenneth Wong, Peter Chan, DBS Nominees Pte Ltd and Seavi Advent Venture Management Pte. Ltd. (1)

†10.34	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 10, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (2)

†10.35	Senior Management Agreement, dated as of January 10, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (2)

†10.36	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy White. (3)

10.37	Syniverse Holdings, Inc. 2006 Long-Term Equity Incentive Plan. (4)

10.38	Syniverse Holdings, Inc. 2006 Employee Stock Purchase Plan. (4)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated June 16, 2006.
(2)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
(3)	Incorporated by reference to Registrants’ Current Report on Form 10-Q dated May 11, 2006.
(4)	Incorporated by reference to Registrants’ Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
†	Compensatory plan or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: August 10, 2006	/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of June 16, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., Interactive Technology Holdings Limited and each of Raymond Cheung, Kenneth Wong, Peter Chan, DBS Nominees Pte Ltd and Seavi Advent Venture Management Pte. Ltd. (1)

†10.34	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 9, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (2)

†10.35	Senior Management Agreement, dated as of January 9, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (2)

†10.36	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy White. (3)

10.37	Syniverse Holdings, Inc. 2006 Long-Term Equity Incentive Plan. (4)

10.38	Syniverse Holdings, Inc. 2006 Employee Stock Purchase Plan. (4)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated June 16, 2006.
(2)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
(3)	Incorporated by reference to Registrants’ Current Report on Form 10-Q dated May 11, 2006.
(4)	Incorporated by reference to Registrants’ Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
†	Compensatory plan or agreement.
*	Filed herewith.