Form 10-Q
period 2006-09-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2006-11-09
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares Outstanding as of November 9, 2006

Syniverse Holdings, Inc.: 67,932,668 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$17,316	$49,294
Accounts receivable, net of allowances of $1,354 and $1,067, respectively	73,247	61,735
Prepaid and other current assets	9,911	4,379

Total current assets	100,474	115,408

Property and equipment, net	44,855	43,426
Capitalized software, net	53,857	52,674
Deferred costs, net	5,328	6,218
Goodwill	386,326	362,065
Identifiable intangibles, net	185,413	190,327
Other assets	888	1,240

Total assets	$777,141	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,234	$4,862
Accrued payroll and related benefits	4,080	11,738
Accrued interest	1,800	5,618
Other accrued liabilities	28,918	21,067
Current portion of 12 3/4% senior subordinated notes due 2009, net of discount	—	14,469
Current portion of Term Note B	1,649	1,801

Total current liabilities	44,681	59,555

Long-term liabilities:
Deferred tax liabilities	42,363	36,186
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	160,325	176,524
Other long-term liabilities	445	1,454

Total long-term liabilities	378,133	389,164

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,305,173 shares issued and 67,931,933 shares outstanding and 67,667,819 shares issued and 67,370,851 shares outstanding at September 30, 2006 and December 31, 2005, respectively	68	68
Additional paid-in capital	458,289	457,165
Accumulated deficit	(103,882)	(134,501)
Accumulated other comprehensive loss	(120)	(70)
Common stock held in treasury, at cost; 368,240 and 296,968 at September 30, 2006 and December 31, 2005, respectively	(28)	(23)

Total stockholders’ equity	354,327	322,639

Total liabilities and stockholders’ equity	$777,141	$771,358

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$93,567	$91,879	$251,178	$258,173

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	35,196	31,603	99,947	98,475
Sales and marketing	6,297	6,227	18,661	17,701
General and administrative	13,670	13,425	44,266	35,271
Provision for (recovery of) uncollectible accounts	(104)	224	284	912
Depreciation and amortization	10,685	11,246	30,534	35,321
Restructuring	668	143	1,006	143

	66,412	62,868	194,698	187,823

Operating income	27,155	29,011	56,480	70,350

Other income (expense), net:
Interest income	327	587	1,406	1,324
Interest expense	(7,018)	(8,492)	(20,467)	(27,586)
Loss on extinguishment of debt	—	(19,016)	(924)	(42,804)
Other, net	57	(6)	387	(6)

	(6,634)	(26,927)	(19,598)	(69,072)

Income before provision for income taxes	20,521	2,084	36,882	1,278
Provision for income taxes	2,939	2,379	6,263	6,747

Net income (loss)	17,582	(295)	30,619	(5,469)
Preferred stock dividends	—	—	—	(4,195)

Net income (loss) attributable to common stockholders	$17,582	$(295)	$30,619	$(9,664)

Net income (loss) per common share:
Basic	$0.26	$0.00	$0.46	$(0.16)

Diluted	$0.26	$0.00	$0.45	$(0.16)

Weighted average common shares outstanding:
Basic	67,006	66,289	66,888	60,442

Diluted	67,930	66,289	67,689	60,442

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$30,619	$(5,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	31,412	38,189
Provision for uncollectible accounts	284	912
Deferred income tax expense	6,177	6,653
Loss on extinguishment of debt	924	42,804
Share-based compensation	1,033	—
Gain on sale of marketable securities	(119)	—
Loss on disposition of property	266	611
Changes in operating assets and liabilities:
Accounts receivable	(5,053)	6,203
Other current assets	1,649	(20)
Accounts payable	(7,408)	(6,897)
Other current liabilities	(5,482)	(11,564)
Other assets and liabilities	(642)	(1,018)

Net cash provided by operating activities	53,660	70,404

Cash flows from investing activities
Capital expenditures	(16,528)	(19,292)
Proceeds from the sale of marketable securities	119	—
Acquisition of ITHL, net of acquired cash	(37,721)	—

Net cash used in investing activities	(54,130)	(19,292)

Cash flows from financing activities
Debt issuance fees paid	—	(6,534)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	(15,424)	(257,661)
Repayment of previous senior credit facility	—	(220,073)
Borrowings under new senior credit facility	—	240,000
Principal payments on new senior credit facility	(16,351)	(61,225)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	175,000
Stock options exercised	91	—
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,959
Redemption of Class A preferred stock at liquidation value	—	(176,456)
Purchase of treasury stock	(5)	(23)

Net cash used in financing activities	(31,689)	(46,013)

Effect of exchange rate changes on cash	181	(14)

Net increase (decrease) in cash	(31,978)	5,085
Cash at beginning of period	49,294	17,919

Cash at end of period	$17,316	$23,004

Supplemental cash flow information
Interest paid	$23,443	37,982
Income taxes paid	21	140

Supplemental non-cash transactions
Conversion of Class A cumulative redeemable preferred stock to common stock	$—	$163,353

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data communications for telecommunications companies worldwide. Our mission-critical technology services solve technical and operational challenges for the wireless industry by translating otherwise incompatible communication standards and protocols and simplifying carrier interconnectivity allowing seamless communications and facilitating advanced services. Our fully-integrated suite of transaction-based services allows carriers to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), caller ID, number portability and wireless video services. We currently provide our services to more than 350 carriers in over 50 countries. For over 19 years, we have served a critical and central role as one of the wireless industry’s only carrier-neutral intermediaries and continue to develop innovative solutions to solve the challenges that arise as new technologies, standards and protocols emerge.

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

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock described in Note 6, tender for $85,750 of our 12 3/4% senior subordinated notes and repay and terminate our previous senior credit facility.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated financial statements include the accounts of Syniverse Inc., Syniverse, Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited) and Perfect Profits International Limited (PPIL) (from the date of acquisition, which was June 16, 2006). Syniverse Inc. was wholly owned by Syniverse LLC until our February 10, 2005 initial public offering as described in Note 6. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

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

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse and SMS and MMS routing services, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed. Through our acquisition of Interactive Technology Holdings Limited (ITHL), we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

•	Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. Software license fees are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transaction is processed.

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

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the three and nine month period ended September 30, 2006 excludes

877,922 and 742,077 shares, respectively, which represents unvested common stock held by our management and employees. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2006 and 2005, options to purchase 645,745 and 409,246 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share for the three and nine months ended September 30, 2005. As a result, the basic and diluted net losses per common share amounts are identical for those periods. However, for the three and nine months ended September 30, 2006, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to common stockholders	$17,582	$(295)	$30,619	$(9,664)

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,005,555	66,288,631	66,888,024	60,441,653
Unvested common stock	877,922	—	742,077	—
Potentially dilutive stock options	46,162	—	58,917	—

Diluted weighted-average common shares outstanding	67,929,639	66,288,631	67,689,018	60,441,653

Basic net income (loss) per common share	$0.26	$0.00	$0.46	$(0.16)

Diluted net income (loss) per common share	$0.26	$0.00	$0.45	$(0.16)

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$17,582	$(295)	$30,619	$(5,469)
Net unrealized gain (loss) on investments	—	1,466	(118)	1,576
Foreign currency translation gain (loss)	(124)	(37)	68	(156)

Total	$17,458	$1,134	$30,569	$(4,049)

The balance in accumulated other comprehensive loss as of September 30, 2006 is comprised of a foreign currency translation loss of $120.

Available-for-Sale Securities

Our investments in equity securities as of December 31, 2005 were composed primarily of a less than 5% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These equity securities were included in other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2005 and were recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). During the first quarter of 2006, we sold our entire investment in these securities. As of September 30, 2006 and December 31, 2005, available-for-sale securities had a fair value of $0 and $118, respectively.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of September 30, 2006 and December 31, 2005, our investment was $888 and is included in other assets.

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

Segment Reporting

For all periods reported, we operated as a single segment since our chief operating-decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended September 30, 2006 and 2005, we derived 74.0% and 85.8%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2006 and 2005, we derived 79.6% and 86.5%, respectively, of our revenues from customers in the United States.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of September 30, 2006 and December 31, 2005, we do not have any derivative instruments or have engaged in any hedging activities.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of SFAS 123(R) as of January 1, 2006. We issue restricted stock, stock options and we offer our employees a stock purchase plan. Refer to Note 5 for details regarding our accounting for stock-based compensation under SFAS 123(R).

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 was effective January 1, 2006. The adoption of SFAS 154 did not have an impact on our financial position or results of operation.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective starting January 1, 2007. We have not yet evaluated the impact, if any, that FIN 48 will have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. We have not yet evaluated the impact, if any, that SFAS 157 will have on our financial position or results of operations.

4. Acquisition of Interactive Technology Holdings Limited Business

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $37,746 in cash including preliminary working capital adjustments. In connection with the acquisition, we incurred $1,106 in acquisition related costs. In addition, the purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7,000 in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

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

Cash	$1,131
Accounts receivable	6,737
Other current assets	7,294
Property and equipment	1,085
Completed technologies	6,514
Goodwill	24,360
Customer relationship	4,298

Total assets	$51,419
Accounts payable	3,093
Other accrued liabilities	9,474

Total liabilities	$12,567

Total purchase price	$38,852

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities based upon their fair value as of the date of the acquisition. Since the acquisition was completed as of the close of business on June 16, 2006, ITHL’s operating results have only been included in our consolidated statement of operations since that date.

5. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing, all of which are described below. Prior to fiscal 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the three and nine months ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. For the three and nine months ended September 30, 2006, stock-based compensation expense for awards granted was $704 and $1,033, respectively. The impact to our income from operations of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of operations	$67	$119
Sales and marketing	174	226
General and administrative	463	688

Total stock-based compensation	$704	$1,033

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

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of non-voting Class B common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan. We do not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

As of September 30, 2006, there were options to purchase 270,385 shares outstanding under the Founder’s Stock Option Plan and options to purchase 130,360 shares outstanding under the Directors’ Stock Option Plan. With the adoption of the 2006 Long-Term Equity Incentive Plan on May 9, 2006 as noted below, the Board of Syniverse, Inc. will no longer grant options from the Founder’s Stock Option Plan or the Directors’ Stock Option Plan.

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

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of the quarter ended September 30, 2006, 245,000 options, which vest 33 1/3% per year, were granted to certain executive officers. As of the quarter ended September 30, 2006, 625,000 restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase Common Stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. The first offering in 2006 is from August 1 through November 30. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. As of the quarter ended September 30, 2006, there were 95 enrollments into the Purchase Plan.

Accounting for Stock-Based Compensation

Stock Options

The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.71%	4.20%	4.51%	4.26%
Volatility factor	34.0	34.0	34.0	33.8
Dividend yield	—	—	—	—
Weighted average expected life of options	5	5	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through September 30, 2006. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed. For the three and nine months ended September 30, 2005, pro forma fair value amounts of compensation expense as applied in accordance with the fair value recognition provisions of SFAS 123 were not materially different from the intrinsic value method because the fair value of the options were not material and hence are not disclosed.

SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, our forfeiture rate is not material to our fair value calculation; therefore, we currently use actual forfeitures in our calculations.

A summary of our stock-based compensation activity for the nine months ended September 30, 2006 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2005	423,477	$13.33
Granted	245,000	$16.46
Exercised	(7,444)	$12.43
Cancelled or expired	(15,288)	$14.56

Outstanding at September 30, 2006	645,745	$14.50	8.14	$9,361
Vested at September 30, 2006	202,975	$12.81	6.63	$2,602
Exercisable at September 30, 2006	202,975	$12.81	6.63	$2,602

Outstanding options as of September 30, 2006 and 2005 had a weighted average remaining contractual life of 8.1 and 7.8 years, respectively. During the nine months ended September 30, 2006 and 2005:

•	the weighted average fair value per share of stock-based compensation granted to employees was $6.23 and $5.65, respectively;

•	the total intrinsic value of stock options exercised was $41 and $0, respectively; and

•	the total fair value of stock options that vested during both periods was $165 and $2, respectively.

During the nine months ended September 30, 2006, $91 was received for the exercise of stock options. Since the options exercised had a fair value of $0, no tax benefits were realized from the exercise of those options. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets as of September 30, 2006.

A summary of our unvested shares activity for the nine months ended September 30, 2006 is as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	283,960	$2.61
Granted	245,000	$6.23
Vested	(72,038)	$2.29
Forfeited	(14,152)	$4.00

Unvested at September 30, 2006	442,770	$4.62

As of September 30, 2006, there was $1,781of total unrecognized compensation cost related to stock-based compensation arrangements granted. The recognition period for the remaining unrecognized stock-based compensation cost is approximately six years.

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant. Generally 20% become exercisable per year from date of grant. Vesting of restricted stock is based solely on time vesting.

Changes in our restricted stock for the nine months ended September 30, 2006 were as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	—	$—
Granted	645,000	$15.62
Vested	—	$—
Forfeited	(20,000)	$15.49

Unvested at September 30, 2006	625,000	$15.62

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our restricted stock awards was $9,070, which is expected to be recognized over a period of approximately five years.

6. Initial Public Offering and Redeemable Preferred Stock

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

7. Restructurings

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the nine months ended September 30, 2006, we reduced the liability for the termination benefits costs and relocation costs by $73 based on our revised estimate of the remaining liability. Additionally, we made payments of $403 and we expect to pay the remainder of this liability in the fourth quarter of 2006.

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $338 in severance related costs and made payments of $329 in the nine months ended September 30, 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $668 in severance related costs and made payments of $436 in three months ended September 30, 2006. We expect to pay the remainder of the liabilities relating to the restructurings in the fourth quarter of 2006.

In the nine months ended September 30, 2006, we had the following activity in our restructuring accruals:

	December 31, 2005 Balance	Additions	Payments	Reductions	September 30, 2006 Balance
September 2004 Restructuring
Termination costs	$394	$—	$(330)	$(64)	$—
Relocation costs	98	—	(73)	(9)	16
February 2006 Restructuring
Termination costs	—	338	(329)	—	9
August 2006 Restructuring
Termination costs		668	(436)	—	232

Total	$492	$1,006	$(1,168)	$(73)	$257

8. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2006, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2,100 of the $7,281 it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. On May 4, 2006, an Arbitrator issued a written decision denying SBC Ameritech’s $2,100 claim and ordering it to pay us $76. On August 23, 2006, all claims between SBC and Syniverse relating to this matter were settled resulting in a $1,368 charge to our statements of operations during the third Quarter of 2006.

On April 21, 2005, we filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3,290 related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment. The parties are currently engaged in discovery.

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint was based on our discovery in the second quarter of 2005 that EDS was offering to provide clearing services to one of our customers when the customer’s contract with Syniverse expires in 2006. We believe this offer to provide clearing services to that customer constitutes a breach of certain non-compete obligations of EDS contained in the asset purchase agreement between EDS and us.

On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the EDS defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1 million surety bond, which we have now paid. We intend to continue to pursue this matter vigorously.

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. Syniverse contests the Petition and filed an appropriate response in accordance with local court rules.

9. Contract Termination Costs

On February 28, 2005 we entered into an agreement to lease 199,000 square feet for our new corporate headquarters facility located in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. The lease agreement for our former corporate headquarters expires October 31, 2006, however, we negotiated an early termination in accordance with the agreement. Under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value. For the nine months ended September 30, 2006, we recorded a lease termination loss of $1,280 which is included in general and administrative expenses, and a liability for lease termination costs for the same amount. As of September 30, 2006, all costs associated with the lease termination were paid and the liability was reduced to zero.

10. Debt

On February 1, 2006, we completed an early redemption for all remaining notes of $14,500 in aggregate principal amount of our outstanding 12 3/4% senior subordinated notes due 2009 at a premium of $924.

11. Income Taxes

In the nine months ended September 30, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the third quarter of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than-not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately 17.0%, excluding the effects of other items. As of September 30, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with accumulated tax loss carry-forwards from our acquisitions.

12. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV, Syniverse Limited and ITHL are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse Inc., Syniverse and for the guarantor subsidiaries. The supplemental financial information reflects the investment Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$13,195	$—	$4,080	$—	$17,316
Accounts receivable, net of allowances	—	61,394	225	11,628	—	73,247
Accounts receivable - affiliates	44	6,072	418	—	(6,534)	—
Prepaid and other current assets	—	4,249	—	5,662	—	9,911

Total current assets	85	84,910	643	21,370	(6,534)	100,474

Property and equipment, net	—	43,749	—	1,106	—	44,855
Capitalized software, net	—	47,520	—	6,337	—	53,857
Deferred costs, net	—	5,328	—	—	—	5,328
Goodwill	—	361,239	—	25,087	—	386,326
Identifiable intangibles, net	—	181,041	—	4,372	—	185,413
Other assets	—	888	—	—	—	888
Investment in subsidiaries	354,285	38,725	—	—	(393,010)	—

Total assets	$354,370	$763,400	$643	$58,272	$(399,544)	$777,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29	$6,202	$—	$2,003	$—	$8,234
Accounts payable - affiliates	—	—	—	6,534	(6,534)	—
Accrued payroll and related benefits	14	2,674	—	1,392	—	4,080
Accrued interest	—	1,800	—	—	—	1,800
Other accrued liabilities	—	18,808	206	9,904	—	28,918
Current portion of Term Note B	—	1,649	—	—	—	1,649

Total current liabilities	43	31,133	206	19,833	(6,534)	44,681

Long-term liabilities:
Deferred tax liabilities	—	42,213	—	150	—	42,363
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	160,325	—	—	—	160,325
Other long-term liabilities	—	442	—	3	—	445

Total long-term liabilities	—	377,980	—	153	—	378,133
Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	458,289	458,289	—	40,993	(499,282)	458,289
Accumulated deficit	(103,882)	(103,882)	(116,193)	(2,619)	222,694	(103,882)
Accumulated other comprehensive loss	(120)	(120)	—	(119)	239	(120)
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders’ equity	354,327	354,287	437	38,286	(393,010)	354,327

Total liabilities and stockholders’ equity	$354,370	$763,400	$643	$58,272	$(399,544)	$777,141

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$82,649	$56	$10,862	$—	$93,567

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	36	28,904	—	6,256	—	35,196
Sales and marketing	188	4,690	—	1,419	—	6,297
General and administrative	479	11,829	4	1,358	—	13,670
Provision for (recovery of) uncollectible accounts	—	(125)	—	21	—	(104)
Depreciation and amortization	—	10,034	—	651	—	10,685
Restructuring	—	668	—	—	—	668

	703	56,000	4	9,705	—	66,412

Operating income (loss)	(703)	26,649	52	1,157	—	27,155
Other income (expense), net:
Income from equity investment	21,223	1,275	—	—	(22,498)	—
Interest income	1	315	—	11	—	327
Interest expense	—	(7,016)	—	(2)	—	(7,018)
Other, net	—	—	—	57	—	57

	21,224	(5,426)	—	66	(22,498)	(6,634)

Income before provision for income taxes	20,521	21,223	52	1,223	(22,498)	20,521
Provision for income taxes	2,939	2,603	—	336	(2,939)	2,939

Net income	$17,582	$18,620	$52	$887	$(19,559)	$17,582

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$236,300	$169	$14,709	$—	$251,178

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88	92,067	—	7,792	—	99,947
Sales and marketing	241	15,405	—	3,015	—	18,661
General and administrative	704	41,868	7	1,687	—	44,266
Provision for uncollectible accounts	—	251	—	33	—	284
Depreciation and amortization	—	29,675	—	859	—	30,534
Restructuring	—	1,006	—	—		1,006

	1,033	180,272	7	13,386	—	194,698

Operating income (loss)	(1,033)	56,028	162	1,323	—	56,480
Other income (expense), net:
Income from equity investment	37,915	1,354	—	—	(39,269)	—
Interest income	—	1,390	—	16	—	1,406
Interest expense	—	(20,398)	—	(69)	—	(20,467)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	—	465	—	(78)	—	387

	37,915	(18,113)	—	(131)	(39,269)	(19,598)

Income before provision for income taxes	36,882	37,915	162	1,192	(39,269)	36,882
Provision for income taxes	6,263	5,927	—	336	(6,263)	6,263

Net income	30,619	31,988	162	856	(33,006)	30,619

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$30,619	$31,988	$162	$856	$(33,006)	$30,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	30,690	—	722	—	31,412
Provision for uncollectible accounts	—	251	—	33	—	284
Deferred income tax expense	—	6,027	—	150	—	6,177
Loss on extinguishment of debt	—	924	—	—	—	924
Income from equity investment	(37,915)	(1,354)	—	—	39,269	—
Share-based compensation	1,033	—	—	—	—	1,033
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Loss on disposition of property	—	266	—	—	—	266
Changes in operating assets and liabilities:
Accounts receivable	—	(1,845)	438	(3,646)	—	(5,053)
Other current assets	—	(102)	—	1,751	—	1,649
Accounts payable	—	(9,102)	—	1,694	—	(7,408)
Other current liabilities	6,177	(4,718)	(660)	(18)	(6,263)	(5,482)
Other assets and liabilities	33	(647)	—	(28)	—	(642)

Net cash provided by (used in) operating activities	(53)	52,259	(60)	1,514	—	53,660

Cash flows from investing activities
Capital expenditures	—	(16,452)	—	(76)	—	(16,528)
Proceeds from the sale of marketable securities	—	119	—	—	—	119
Acquisition of ITHL, net of acquired cash	—	(38,852)	—	1,131	—	(37,721)

Net cash provided by (used) in investing activities	—	(55,185)	—	1,055	—	(54,130)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009, including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on new senior credit facility	—	(16,351)	—	—	—	(16,351)
Stock options exercised	91	—	—	—	—	91
Purchase of treasury stock	(5)	—	—	—	—	(5)

Net cash provided by (used) in financing activities	86	(31,775)	—	—	—	(31,689)

Effect of exchange rate changes on cash	—	—	—	181	—	181

Net increase (decrease) in cash	33	(34,701)	(60)	2,750	—	(31,978)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$41	$13,195	$—	$4,080	$—	$17,316

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$47,896	$60	$1,330	$—	$49,294
Accounts receivable, net of allowances	—	59,814	650	1,271	—	61,735
Accounts receivable—affiliates	—	4,050	431	—	(4,481)	—
Deferred tax assets, net	—	—	—	—	—	—
Prepaid and other current assets	—	4,147	117	115	—	4,379

Total current assets	8	115,907	1,258	2,716	(4,481)	115,408

Property and equipment, net	—	43,318	—	108	—	43,426
Capitalized software, net	—	52,525	—	149	—	52,674
Deferred costs, net	—	6,218	—	—	—	6,218
Goodwill	—	361,311	—	754	—	362,065
Identifiable intangibles, net			—
Customer contract, net	—	1	—	300	—	301
Customer base, net	—	190,026	—	—	—	190,026
Other assets	—	1,240	—	—	—	1,240
Investment in subsidiaries	322,632	(390)	—	—	(322,242)	—

Total assets	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,854	$—	$8	$—	$4,862
Accounts payable – affiliates	—	—	—	4,481	(4,481)	—
Accrued payroll and related benefits	1	11,115	—	622	—	11,738
Accrued interest	—	5,618	—	—	—	5,618
Other accrued liabilities	—	20,503	156	408	—	21,067
Current portion of 12 3/4% senior subordinated notes due 2009, net of discount	—	14,469	—	—	—	14,469
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	1	58,360	156	5,519	(4,481)	59,555

Long-term liabilities:
Deferred tax liabilities	—	36,186	—	—	—	36,186
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	176,524	—	—	—	176,524
Other long-term liabilities	—	1,454	—	—	—	1,454

Total long-term liabilities	—	389,164	—	—	—	389,164
Stockholders’ equity:
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,165	457,226	—	2,151	(459,377)	457,165
Accumulated deficit	(134,501)	(134,501)	(116,355)	(3,476)	254,332	(134,501)
Accumulated other comprehensive income (loss)	(70)	(70)	117	(188)	141	(70)
Less treasury stock, at cost	(23)	(23)	—	—	23	(23)

Total stockholders’ equity (deficit)	322,639	322,632	1,102	(1,492)	(322,242)	322,639

Total liabilities and stockholders’ equity	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$91,143	$(565)	$1,301	$—	$91,879

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	31,263	—	340	—	31,603
Sales and marketing	—	5,441	—	786	—	6,227
General and administrative	—	13,188	5	232	—	13,425
Provision for uncollectible accounts	—	224	—	—	—	224
Depreciation and amortization	—	11,184	—	62	—	11,246
Restructuring	—	—	—	143	—	143

	—	61,300	5	1,563	—	62,868

Operating income (loss)	—	29,843	(570)	(262)	—	29,011

Other income (expense), net:
Income (loss) from equity investment	2,084	(831)	—	—	(1,253)	—
Interest income	—	584	—	3	—	587
Interest expense	—	(8,490)	—	(2)	—	(8,492)
Loss on extinguishment of debt	—	(19,016)	—	—	—	(19,016)
Other, net	—	(6)	—	—	—	(6)

	2,084	(27,759)	—	1	(1,253)	(26,927)

Income (loss) before provision for income taxes	2,084	2,084	(570)	(261)	(1,253)	2,084

Provision for income taxes	2,379	2,379	—	—	(2,379)	2,379

Net loss	(295)	(295)	(570)	(261)	1,126	(295)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$255,548	$(235)	$2,860	$—	$258,173

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	97,660	—	815	—	98,475
Sales and marketing	—	15,309	—	2,392	—	17,701
General and administrative	—	34,884	11	376	—	35,271
Provision for uncollectible accounts	—	912	—	—	—	912
Depreciation and amortization	—	35,127	—	194	—	35,321
Restructuring	—	—	—	143		143

	—	183,892	11	3,920	—	187,823

Operating income (loss)	—	71,656	(246)	(1,060)	—	70,350

Other income (expense), net:
Income (loss) from equity investment	1,278	(1,309)	—	—	31	—
Interest income	—	1,320	—	4	—	1,324
Interest expense	—	(27,579)	—	(7)	—	(27,586)
Loss on extinguishment of debt	—	(42,804)	—	—	—	(42,804)
Other, net	—	(6)	—	—	—	(6)

	1,278	(70,378)	—	(3)	31	(69,072)

Income (loss) before provision for income taxes	1,278	1,278	(246)	(1,063)	31	1,278

Provision for income taxes	6,747	6,747	—	—	(6,747)	6,747

Net loss	(5,469)	(5,469)	(246)	(1,063)	6,778	(5,469)

Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net loss attributable to common stockholders	$(9,664)	$(5,469)	$(246)	$(1,063)	$6,778	$(9,664)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(5,469)	$(5,469)	$(246)	$(1,063)	$6,778	$(5,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	37,995	—	194	—	38,189
Provision for uncollectible accounts	—	912	—	—	—	912
Deferred income tax expense	—	6,653	—	—	—	6,653
(Income) loss from equity investment	(1,278)	1,309	—	—	(31)	—
Loss on extinguishment of debt	—	42,804	—	—	—	42,804
Loss on disposition of property	—	611	—	—	—	611
Changes in operating assets and liabilities:
Accounts receivable	—	6,506	108	(411)	—	6,203
Other current assets	—	(21)	—	1	—	(20)
Accounts payable	—	(8,884)	—	1,987	—	(6,897)
Other current liabilities	6,747	(11,867)	136	167	(6,747)	(11,564)
Other assets and liabilities	—	(1,018)	—	—	—	(1,018)

Net cash provided by (used in) operating activities	—	69,531	(2)	875	—	70,404

Cash flows from investing activities
Capital expenditures	—	(19,245)	—	(47)	—	(19,292)

Net cash used in investing activities	—	(19,245)	—	(47)	—	(19,292)

Cash flows from financing activities
Debt issuance fees paid	—	(6,534)	—	—	—	(6,534)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(257,661)	—	—	—	(257,661)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on new senior credit facility	—	(61,225)	—	—	—	(61,225)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,959	—	—	—	260,959
Redemption of class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)
Purchase of treasury stock	—	(23)	—	—	—	(23)

Net cash used in financing activities	—	(46,013)	—	—	—	(46,013)

Effect of exchange rate changes on cash	—	—	—	(14)	—	(14)

Net increase (decrease) in cash	—	4,273	(2)	814	—	5,085
Cash at beginning of period	—	17,429	62	428	—	17,919

Cash at end of period	$—	$21,702	$60	$1,242	$—	$23,004

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading enabler of wireless voice and data communications for telecommunications companies worldwide. Our mission-critical technology services solve technical and operational challenges for the wireless industry by translating otherwise incompatible communication standards and protocols and simplifying carrier interconnectivity allowing seamless communications and facilitating advanced services. Our fully-integrated suite of transaction-based services allows carriers to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), caller ID, number portability and wireless video services. We currently provide our services to more than 350 carriers in over 50 countries. For over 19 years, we have served a critical and central role as one of the wireless industry’s only carrier-neutral intermediaries and continue to develop innovative solutions to solve the challenges that arise as new technologies, standards and protocols emerge.

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

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International Limited (PPIL) which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $37.8 million in cash including preliminary working capital adjustments. In connection with the acquisition, we incurred $1.1 million in acquisition related costs. In addition, the purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7.0 million in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

Introduction

We offer a comprehensive suite of integrated technology services to meet the requirements of our global customer base. Our suite of services includes:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world, which enables the accurate invoicing and settlement of wireless roaming telephone calls and wireless data events. We also provide SMS, MMS and instant messaging routing and translation services between carriers. In addition, we have expanded our mobile data solutions to include interactive video, prepaid applications and value added roaming services through our recent acquisition of ITHL.

•	Network Services. Through our Signaling System 7 (“SS7”) network, we connect disparate wireless carrier networks, enable access to intelligent network database services like caller ID and provide translation and routing services to support the delivery and establishment of telephone calls. Additionally, through our IP service offerings, we establish and manage connectivity between wireless networks to facilitate wireless data roaming and interconnect voice service providers.

•	Number Portability Services. Our mobile number portability (“MNP”) services are used by nearly all wireless carriers in the United States to enable wireless subscribers to keep their existing telephone numbers when changing service providers. These services are also under implementation in Canada. We manage the validation and routing of inter-carrier communications for porting subscribers, and provide the updated information into the national database. As MNP is being mandated in other countries, we can provide both the porting and database administration as a bundled offering.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based pricing strategy for most of our offerings as well as potential competitive pricing pressure. With our acquisition of ITHL, we provide mobile data solutions that include interactive video, prepaid applications and value added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to

Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, hardware costs, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006	% of Revenues	Three Months Ended September 30, 2005	% of Revenues	2006 vs. 2005 $	$ Change %
			(dollars in thousands)
Revenues:
Technology Interoperability Services	$42,996	46.0%	$30,662	33.4%	$12,334	40.2%
Network Services	31,911	34.1%	35,227	38.3%	(3,316)	(9.4)%
Number Portability Services	7,682	8.2%	13,300	14.5%	(5,618)	(42.2)%
Call Processing Services	7,596	8.1%	7,158	7.8%	438	6.1%
Enterprise Solutions	1,792	1.9%	2,517	2.7%	(725)	(28.8)%

Revenues excluding Off-Network Data Base
Query Fees	91,977	98.3%	88,864	96.7%	3,113	3.5%
Off-Network Database Query Fees	1,590	1.7%	3,015	3.3%	(1,425)	(47.3)%

Total revenues	93,567	100.0%	91,879	100.0%	1,688	1.8%

Costs and expenses:
Cost of operations	35,196	37.6%	31,603	34.4%	3,593	11.4%
Sales and marketing	6,297	6.8%	6,227	6.8%	70	1.1%
General and administrative	13,670	14.6%	13,425	14.6%	245	1.8%
Provision for (recovery of) uncollectible accounts	(104)	(0.1)%	224	0.2%	(328)	(146.4)%
Depreciation and amortization	10,685	11.4%	11,246	12.2%	(561)	(5.0)%
Restructuring	668	0.7%	143	0.2%	525	367.1%

	66,412	71.0%	62,868	68.4%	3,544	5.6%

Operating income	27,155	29.0%	29,011	31.6%	(1,856)	(6.4)%

Other income (expense), net:
Interest income	327	0.3%	587	0.6%	(260)	(44.3)%
Interest expense	(7,018)	(7.5)%	(8,492)	(9.2)%	(1,474)	(17.4)%
Loss on extinguishment of debt	—	0.0%	(19,016)	(20.7)%	(19,016)	(100.0)%
Other, net	57	0.1%	(6)	(0.0)%	63	1050.0%

	(6,634)	(7.1)%	(26,927)	(29.3)%	(20,293)	(75.4)%

Income before provision for income taxes	20,521	21.9%	2,084	2.3%	18,437	884.7%
Provision for income taxes	2,939	3.1%	2,379	2.6%	560	23.5%

Net income	17,582	18.8%	(295)	(0.3)%	17,877	6060.0%
Preferred stock dividends	—	0.0%	—	0.0%	—	0.0%

Net income attributable to common stockholders	$17,582	18.8%	$(295)	(0.3)%	$17,877	6060.0%

	Nine Months Ended September 30, 2006	% of Revenues	Nine Months Ended September 30, 2005	% of Revenues	2006 vs. 2005 $	$ Change %
			(dollars in thousands)
Revenues:
Technology Interoperability Services	$99,631	39.7%	$81,062	31.4%	$18,569	22.9%
Network Services	94,953	37.8%	100,874	39.1%	(5,921)	(5.9)%
Number Portability Services	21,632	8.6%	37,576	14.5%	(15,944)	(42.4)%
Call Processing Services	22,075	8.8%	20,883	8.1%	1,192	5.7%
Enterprise Solutions	6,005	2.4%	8,526	3.3%	(2,521)	(29.6)%

Revenues (excluding Off-Network Data Base Query Fees)	244,296	97.3%	248,921	96.4%	(4,625)	(1.9)%
Off-Network Database Query Fees	6,882	2.7%	9,252	3.6%	(2,370)	(25.6)%

Total revenues	251,178	100.0%	258,173	100.0%	(6,995)	(2.7)%

Costs and expenses:
Cost of operations	99,947	39.8%	98,475	38.1%	1,472	1.5%
Sales and marketing	18,661	7.4%	17,701	6.8%	960	5.4%
General and administrative	44,266	17.6%	35,271	13.7%	8,995	25.5%
Provision for uncollectible accounts	284	0.1%	912	0.4%	(628)	(68.9)%
Depreciation and amortization	30,534	12.2%	35,321	13.7%	(4,787)	(13.6)%
Restructuring	1,006	0.4%	143	0.1%	863	603.5%

	194,698	77.5%	187,823	72.8%	6,875	3.7%

Operating income	56,480	22.5%	70,350	27.2%	(13,870)	(19.7)%

Other income (expense), net:
Interest income	1,406	0.6%	1,324	0.4%	82	6.2%
Interest expense	(20,467)	(8.2)%	(27,586)	(10.7)%	(7,119)	(25.8)%
Loss on extinguishment of debt	(924)	(0.4)%	(42,804)	(16.6)%	(41,880)	(97.8)%
Other, net	387	0.2%	(6)	(0.0)%	393	6550.0%

	(19,598)	(7.8)%	(69,072)	(26.8)%	(49,474)	(71.6)%

Income before provision for income taxes	36,882	14.7%	1,278	0.5%	35,604	2785.9%
Provision for income taxes	6,263	2.5%	6,747	2.6%	(484)	(7.2)%

Net income	30,619	12.2%	(5,469)	(2.2)%	36,088	659.9%
Preferred stock dividends	—	0.0%	(4,195)	(1.6)%	(4,195)	(100.0)%

Net income (loss) attributable to common stockholders	$30,619	12.2%	$(9,664)	3.8%	$40,283	416.8%

Comparison of the Three and Nine months Ended September 30, 2006 and 2005

Revenues

Total revenues increased $1.7 million to $93.6 million for the three months ended September 30, 2006 from $91.9 million for the same period in 2005. Total revenues decreased $7.0 million to $251.2 million for the nine months ended September 30, 2006 from $258.2 million for the same period in 2005. Excluding Off-Network Database Query Fees, which decreased $2.4 million for the nine months ending September 30, 2006, total revenues decreased $4.6 million for the nine months ended September 30, 2006. The decrease in revenues was primarily due to decreases in our Number Portability Services due to the Sprint migration of the number portability error resolution services and decreases in Network Services, Enterprise Solutions and Off-Network Database Query Fees, offset in part, by increases in Technology Interoperability Services, Call Processing Services and the addition of revenues from our acquisition of ITHL.

Technology Interoperability Services revenues increased $12.3 million to $43.0 million for the three months ended September 30, 2006 from $30.7 million for the same period in 2005. Technology Interoperability Services revenues increased $18.6 million to $99.6 million for the nine months ended September 30, 2006 from $81.1 million for the same period in 2005. The increase in revenues was primarily due to increases in international roaming, organic volume growth in our wireless clearinghouse services and SMS services, and the addition of revenues from our acquisition of ITHL, partially offset by a decline in revenues due to a competitive pricing environment and a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain services

Network Services revenues decreased $3.3 million to $31.9 million for the three months ended September 30, 2006 from $35.2 million for the same period in 2005. Network Services revenues decreased $5.9 million to $95.0 million for the nine months ended September 30, 2006 from $100.9 million for the same period in 2005. The decrease in revenues was primarily due to the migration off our services platform by some of our customers and price concessions commensurate with our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, two of our SS7 customers have nearly completed the process of replacing our SS7 network solution. We expect that this replacement will result in the reduction of 2006 network services revenues by approximately $6.0 million to $7.0 million.

Number Portability Services revenues decreased $5.6 million to $7.7 million for the three months ended September 30, 2006 from $13.3 million for the same period in 2005. Number Portability Services revenues decreased $15.9 million to $21.6 million for the nine months ended September 30, 2006 from $37.6 million for the same period in 2005. The decrease in revenues was primarily due to lower port center activity related to the Sprint migration. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. We continued to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in its migration of the number portability error resolution services to its internal platforms. We accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these ratably over the year ended December 31, 2005. We also amortized the transition fee over the 2005 fiscal year. After 2005, we no longer received revenues from Sprint for these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. We expect this Sprint migration to reduce total 2006 revenues by approximately $19.0 million, excluding the effect of any new or expanded services.

Call Processing Services revenues increased $0.4 million to $7.6 million for the three months ended September 30, 2006 from $7.2 million for the same period in 2005. Call Processing Services revenues increased $1.2 million to $22.1 million for the nine months ended September 30, 2006 from $20.9 million for the same period in 2005. The increase in revenues was attributable to increased international roaming volumes driven by increased demand for our signaling solutions services.

Enterprise Solutions Services revenues decreased $0.7 million to $1.8 million for the three months ended September 30, 2006 from $2.5 million for the same period in 2005. Enterprise Solutions Services revenues decreased $2.5 million to $6.0 million for the nine months ended September 30, 2006 from $8.5 million for the same period in 2005. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $1.4 million to $1.6 million for the three months ended September 30, 2006 from $3.0 million for the same period in 2005. Off-Network Database Queries revenues decreased $2.4 million to $6.9 million for the nine months ended September 30, 2006 from $9.3 million for the same period in 2005. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $3.6 million to $35.2 million for the three months ended September 30, 2006 from $31.6 million for the same period in 2005. Cost of operations increased $1.5 million to $99.9 million for the nine months ended September 30, 2006 from $98.5 million for the same period in 2005. The increase was primarily due to increased operational costs associated with our acquisition of ITHL, partially offset by decreased operational costs related to our number porting services primarily due to the Sprint migration and decreases in our off-network database queries services.

Sales and marketing expenses increased $0.1 million to $6.3 million for the three months ended September 30, 2006 from $6.2 million for the same period in 2005. Sales and marketing expenses increased $1.0 million to $18.7 million for the nine months ended September 30, 2006 from $17.7 million for the same period in 2005. The increase is primarily due to higher employee-related costs for international expansion, increased trade show expenses and sales and marketing expenses related to our acquisition of ITHL.

General and administrative expenses increased $0.2 million to $13.7 million for the three months ended September 30, 2006 from $13.4 million for the same period in 2005. General and administrative expenses increased $9.0 million to $44.3 million for the nine months ended September 30, 2006 from $35.3 million for the same period in 2005. This increase was primarily due to $5.0 million related to the relocation of our corporate headquarters, including $1.3 million associated with the early lease termination of our former corporate headquarters, $2.2 million related to higher product development expenses, $1.4 million in costs associated with our SBC litigation, expenses associated with our acquisition of ITHL and expenses associated with operating as a public company.

Provision for uncollectible accounts decreased $0.3 million for the three months ended September 30, 2006 from $0.2 million for the same period in 2005 and decreased $0.6 million to $0.3 million for the nine months ended September 30, 2006 from $0.9 million for the same period in 2005.

Depreciation and amortization expenses decreased $0.6 million to $10.7 million for the three months ended September 30, 2006 from $11.2 million for the same period in 2005. Depreciation and amortization expenses decreased $4.8 million to $30.5 million for the nine months ended September 30, 2006 from $35.3 million for the same period in 2005. The decrease was primarily due to lower amortization of intangible assets associated with the Verizon Revenue Guarantee agreement which expired in December 2005 and lower amortization expense related to a certain intangible asset associated with the IOS North America customer base, offset in part by additional amortization of intangible assets from our acquisition of ITHL. Included in our depreciation and amortization expenses for the nine months ended September 30, 2006 and 2005 is approximately $13.1 million and $18.6 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited, our September 2004 acquisition of IOS North America and our June 2006 acquisition of ITHL.

Restructuring expense was $0.7 million and $1.0 million for the three and nine months ended September 30, 2006, respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of thirty employees. As a result, we incurred $0.7 million in severance related costs.

Other

Interest income increased $0.1 million to $1.4 million for the nine months ended September 30, 2006 from $1.3 million for the same period in 2005 primarily due to interest income earned on higher interest rates and higher average cash balances.

Interest expense decreased $1.5 million to $7.0 million for the three months ended September 30, 2006 from $8.5 million for the same period in 2005. Interest expense decreased $7.1 million to $20.5 million for the nine months ended September 30, 2006 from $27.6 million for the same period in 2005. The decrease was primarily a result of our recapitalization occurring in the first quarter of 2005 in connection with our initial public offering, which lowered our average outstanding debt balance and interest rate, and the refinancing of our remaining 12 3/4% senior subordinated notes due 2009 in the third quarter of 2005.

Loss on extinguishment of debt was $0.9 million and $42.8 million for the nine months ended September 30, 2006 and 2005, respectively. In February 2006, we redeemed all outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the repurchase of $85.8 million of our 12 3/4% senior subordinated notes due 2009. The loss included a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the repurchased portion of the 12 3/4% senior subordinated notes due 2009, as well as a $12.4 million cash charge related to the prepayment premium on the repurchased portion of the 12 3/4% senior subordinated notes due 2009. In August 2005, we recognized $19.0 million on the early extinguishment of debt related to the tender of $144.8 million of our 12 3/4% senior subordinated notes due 2009. The loss includes a non-cash write-off of $2.6 million of unamortized deferred financing costs and $1.6 million of unamortized debt discount, as well as a $14.3 million cash charge related to the prepayment premium and $0.5 million of other costs.

Other, net was $0.4 million for the nine months ended September 30, 2006 and is comprised of non-operating revenues and gains from the sale of marketable securities.

Provision for income taxes increased $0.6 million to $2.9 million for the three months ended September 30, 2006 from $2.4 million for the same period in 2005. Provision for income taxes decreased $0.5 million to $6.3 million for the nine months ended September 30, 2006 from $6.7 million for the same period in 2005. During the nine months ended September 30, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the first nine months of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately 17.0%, excluding the effects of other items. As of September 30, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with accumulated tax loss carry-forwards from our acquisitions

Preferred stock dividends were $4.2 million for the nine months ended September 30, 2005. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock, including accrued and unpaid dividends, at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of September 30, 2006.

Liquidity and Capital Resources

Cash Flow Information

During the nine months ended September 30, 2006, our operations generated $53.7 million of cash as compared to $70.4 million for the same period in 2005. The decrease was primarily attributable to lower net income adjusted for non-cash items and lower cash collections. Cash and cash equivalents were $17.3 million at September 30, 2006 as compared to $49.3 million at December 31, 2005. This decrease was primarily due to the payment of approximately $37.7 million, net of acquired cash, for the acquisition of ITHL, the payment of $16.4 million of principal on our senior credit facility and the early redemption of the remaining $14.5 million aggregate principal amount of our 12 3/4% senior subordinated notes due 2009, partially offset by cash provided by operating activities. Our working capital was $55.8 million at September 30, 2006 and at December 31, 2005. Our working capital at September 30, 2006 reflects the acquisition cost of ITHL and lower net cash from operations, offset in part by lower current maturities of long-term debt and lower accrued expenses.

Capital expenditures for property and equipment, including capitalized software costs, decreased $2.8 million to $16.5 million for the nine months ended September 30, 2006 from $19.3 million for the same period in 2005. For the nine months ended September 30, 2006, we incurred approximately $16.5 million for capital expenditures of which $3.8 million was primarily for capital expenditures associated with our facilities move and the balance for the upgrade of our network and capitalized software development. We expect total capital expenditures in 2006 to be approximately $20.1 million.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. In connection with this lease, through December 31, 2005, we incurred incremental operating expenses related solely to this move of $2.9 million and capital costs related solely to the facility build out of approximately $10.0 million. In the nine months ending September 30, 2006, we incurred $5.3 million in move related expenses, which included duplicative lease payments and a $1.3 million charge related to the early termination of our lease on our former corporate headquarters. Additionally, during the same period, we incurred and capitalized $3.8 million of costs related to the move to our new headquarters.

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

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.75% for the revolving loans and 2.0% for the term debt. As of September 30, 2006, the applicable interest rate was 7.37% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of September 30, 2006, we had an aggregate face amount of $162.0 million of outstanding indebtedness under our new senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of September 30, 2006.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2006, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the nine months ended September 30, 2006 and 2005.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not immediately available. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could affect our ability to reasonably estimate unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of September 30, 2006, our estimated unbilled revenues were $7.5 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.8 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer with such invoices, into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has historically approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of September 30, 2006 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of September 30, 2006 and our bad debt expense for the quarter then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of September 30, 2006, our allowance for credit memos totaled $6.4 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.6 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not to be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized in the nine months ended September 30, 2006.

Impairment Losses on Goodwill

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the nine months ended September 30, 2006.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America which was recorded as a part of our purchase accounting. In addition, on September 30, 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $0.1 million in severance related costs in the third quarter of 2005. The payments related to this restructuring plan were completed in December 2005. In February 2006, we completed a restructuring plan in our marketing group at our corporate headquarters in Tampa, Florida. As a result, we incurred $0.3 million in severance related costs in the first quarter of 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of thirty employees and the incurrence of $0.7 million in severance related costs. At September 30, 2006, our remaining restructuring accrual related to the IOS North America acquisition, the restructure in our marketing development area and the restructure affecting all areas of our organization was $0.3 million. We expect to pay these remaining restructuring costs in the fourth quarter of 2006. The balance in this account at September 30, 2006 continues to represent our best estimate.

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

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2.1 million of the $7.3 million it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. On May 4, 2006, an Arbitrator issued a written decision denying SBC Ameritech’s $2.1 million claim and ordering it to pay us $0.1 million. On August 23, 2006, all claims between SBC and Syniverse relating to this matter were settled, resulting in a $1.4 million charge to our statements of operations during the third quarter of 2006.

On April 21, 2005, we filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3.3 million related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment. The parties are currently engaged in discovery.

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. Syniverse contests the Petition and filed an appropriate response in accordance with local court rules.

We have accrued our estimate of losses related to the above claims, but there could be differences, which we are unable to estimate presently. In addition, protracted litigation would also cause us to incur legal fees, which we are unable to estimate presently.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002, the Softwright acquisition in December 2003, the acquisition of IOS North America in September 2004 and the acquisition ITHL in June 2006, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired as of February 14, 2002 were reduced by one year, our 2006 amortization expense would increase by approximately $1.5 million.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. The effective tax rate differs from the statutory tax rate due primarily to changes in the valuation allowance. The predecessor of Syniverse Brience had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision.

As of September 30, 2006, we have determined that a reversal of a portion of our deferred tax asset valuation allowance was justified as we have satisfied the more-likely-than-not criteria with respect to certain net deferred tax assets. As a result of this analysis, the valuation allowance as of September 30, 2006 and December 31, 2005, was $ 71.0 million and $79.3 million, respectively. In the future, our analysis of the need for a valuation allowance will be significantly impacted by our ability, among other things, to achieve profitability and our ability to predict and achieve future projections of pre-tax income.

We file our tax returns on a calendar year basis. As of December 31, 2005, we had Federal NOLs and capital losses totaling approximately $98.0 million and $16.3 million, respectively, many of which we succeeded to as a result of our merger with Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

We do not believe that any of our NOLs are currently subject to any limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the NOLs acquired from the predecessor of Syniverse Brience are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from the consolidated group of corporations or their successors that generated such losses. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax-exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. We do not believe the consummation of our initial public offering resulted in an ownership change under Section 382 of the Code.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 was effective January 1, 2006. The adoption of SFAS 154 did not have an impact on our financial position or results of operation.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to account for share-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial

Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation (SFAS 123) and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). See Note 3 – Summary of Significant Accounting Policies – in these financial statements, and Note 5 – Stock-based Compensation– for additional information.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN48), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN48 are effective starting January 1, 2007. We have not yet evaluated the impact, if any, that FIN48 will have on our financial position or results of operations.

In September 2006, the Statement of Financial Accounting Standards issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. We have not yet evaluated the impact, if any, that SFAS 157 will have on our financial position or results of operations.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2006 total approximately $1.3 million based on leases in effect at September 30, 2006.

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K. Our actual results, performance and achievements, or industry results, may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At September 30, 2006, we had $162.0 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.6 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of September 30, 2006, we have met all of the terms of the new senior credit facility and consequently we were not required to, and had not, entered into any interest rate protection agreements.

As of September 30, 2006 and December 31, 2005, we had variable rate debt of approximately $162.0 million and $178.3 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our September 30, 2006 position and results of operations. This could change in future periods as our newly acquired subsidiary, PPIL, has as its functional currency the Hong Kong dollar and has contract arrangements with multiple customers that are collectible and payable in currencies other the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports required to be filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Syniverse, Inc. and its consolidated subsidiaries is made know to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2006, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8, “Commitments and Contingencies,” of this document.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description
*10.34	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Leigh Hennen.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 9, 2006	/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
*10.34	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Leigh Hennen.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.