Form 10-K
period 2006-12-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2007-03-13
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the Registrants’ most recently completed second fiscal quarter, the aggregate market value of their common equity held by non-affiliates was $365,039,294, based on the closing sales price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrants that any person is in fact an affiliate of the Registrants.

As of March 7, 2007, there were 68,029,658 shares of Syniverse Holdings, Inc.’s $0.001 par value common stock outstanding. As of March 7, 2007, there were 2,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, all of which are owned of record by Syniverse Holdings, Inc.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

OUR HISTORY

We have been a leading provider of mission-critical technology services to wireless telecommunications companies worldwide for 20 years. We were founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE, to address the industry-wide need for inter-carrier wireless roaming telephone service. As the wireless industry has grown, we have continuously enhanced and extended our service offerings to meet the evolving technology service requirements of the telecommunications industry.

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

In February 2002, we were acquired by certain members of our senior management team and an investor group led by GTCR Golder Rauner, LLC (“GTCR”). Following the acquisition, we became an independent corporate entity separate from Verizon. Syniverse Holdings, Inc. was a wholly owned subsidiary of Syniverse Holdings, LLC, which was the ultimate parent of the consolidated group of Syniverse entities. In connection with our initial public offering in February 2005, Syniverse Holdings, LLC distributed all of the shares of Class A cumulative redeemable convertible preferred stock and common stock of Syniverse Holdings, Inc. that it owned to its members and subsequently dissolved. Following this dissolution and distribution, Syniverse Holdings, Inc. became the ultimate parent of the consolidated group of Syniverse entities.

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

•

Upgraded and expanded our network to improve service levels and redundancy. At the time of the acquisition, our network lacked geographic breadth, carrier-grade redundancy and service reliability. To respond to this problem, the management team began a phased network improvement program which included network redesign, hardware upgrades and geographic expansion. The upgrades have resulted in a highly reliable and redundant network that provides high levels of service to telecommunication carriers.

•

Refocused development efforts on near-term technology service opportunities. Following the acquisition, management refocused business development and research efforts on emerging technology service opportunities with near-term market acceptance and revenue potential. Our ability to identify and develop a leading wireless local number portability solution to meet the federal wireless local number portability (“WLNP”) mandate is one example of this refocused strategy. These new business development efforts have resulted in the commercial introduction of a variety of new products, particularly in the area of mobile data.

•

Pursued opportunistic acquisitions. We have made several strategic acquisitions since February 2002. In July 2003, we merged with Brience, Inc.(Brience), a developer of information access and integration software products to large enterprises. In December 2003, we acquired Softwright Holdings Limited, a United Kingdom-based provider of mobile number portability solutions. In September 2004, we acquired the IOS North America division of EDS, a provider of wireless clearinghouse services in North America and successfully integrated them into our existing business. In June 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL). Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region.

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

Overview

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our mission-critical technology services solve technical and operational challenges for the wireless industry by translating otherwise incompatible communication standards and protocols and simplifying carrier interconnectivity allowing seamless communications and facilitating advanced services. Our fully-integrated suite of transaction-based services allows carriers to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), caller ID, number portability and wireless video services. We currently provide our services to more than 350 carriers in over 50 countries. For 20 years, we have served a critical and central role as one of the wireless industry’s only carrier-neutral intermediaries and continue to develop innovative solutions to solve the challenges that arise as new technologies, standards and protocols emerge.

Demand for our services is driven primarily by wireless voice and data traffic, subscriber roaming activity, SMS and MMS messaging and number porting. The global wireless telecommunications industry is expected to grow due to continued subscriber growth, increased usage and deployment of new services. In addition, subscriber adoption of new wireless technologies and services can also drive demand for our services due to the resulting increase in interoperability complexities. The global wireless industry relies on an extensive and complex set of communication standards, technical protocols, network interfaces and systems that must successfully communicate with one another in order to provide voice and data services to subscribers in their local markets and when roaming. The proliferation of these standards has resulted in technological incompatibilities, which are increasingly difficult to manage as new wireless technologies and services are introduced and deployed. We believe that as wireless usage expands and complexity continues to increase, the demand for our services will grow.

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable carriers to provide their customers with enhanced wireless services including:

•	national and international wireless voice and data roaming;

•	wireless data services, including SMS and MMS, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	Interactive video, prepaid applications and value-added roaming services.

Our service platforms also enable carriers to rapidly and cost-effectively deploy next-generation wireless services including enhanced wireless data, wireless Voice-over-Internet Protocol (“VoIP”) and wireless video.

We provide these services to telecommunications carriers globally, including the ten largest U.S. wireless carriers and seven of the ten largest international wireless carriers. Domestically, we have long-standing relationships with many leading carriers, including Cingular Wireless, Sprint, T-Mobile USA and Verizon Wireless. We also serve over 100 international carriers outside North America, including Vodafone, SFR, Telefonica, TelCel, Telstra, Telia Sonera, China Unicom, KDDI and SK Telecom. For the year ended December 31, 2006, 22.6% of our total revenue was generated outside North America, an increase of 63% over 2005, mostly due to our recent acquisition of Hong Kong based ITHL and increasing sales to new and existing global customers. We expect this trend to continue in 2007.

We generate the majority of our revenue on a per-transaction basis, and often receive revenue from multiple transactions during a single call or data session. The remainder of our revenue is generated from custom software development fees, hardware sales, professional services, and recurring, non-transaction fees for network connections and software maintenance. Demand for our services is driven primarily by wireless voice and data traffic, subscriber roaming activity, SMS and MMS messaging and number porting.

Our total revenues for the year ended December 31, 2005 were $341.8 million and $337.0 million for the year ended December 31, 2006. Our net income was $9.8 million and $89.7 million, an increase of 815.2%, and our net income applicable to common stockholders was $5.6 million and $89.7 million, an increase of 1,499.6%, for the same periods, respectively.

We have built our reputation over the past 20 years by designing comprehensive solutions that solve wireless industry technology complexities. Our integrated suite of services includes:

•

Technology Interoperability Services. We operate the largest wireless clearinghouse in the world, which enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS, MMS and instant messaging routing and translation services between carriers. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services through our recent acquisition of ITHL. For the year ended December 31, 2006, we generated $138.7 million of revenues in Technology Interoperability Services, which represented 41.1% of our total revenues for that period.

•

Network Services. Through our Signaling System 7 (“SS7”) network, we connect disparate wireless carrier networks, enable access to intelligent network database services such as caller ID and provide translation and routing services to support the delivery and establishment of telephone calls. Additionally, through our IP service offerings, we establish and manage connectivity between wireless networks to facilitate wireless data roaming and interconnect voice service providers. For the year ended December 31, 2006, we generated $124.8 million of revenues in Network Services, which represented 37.0% of our total revenues for that period.

•

Number Portability Services. Our mobile number portability (“MNP”) services are used by nearly all wireless carriers in the United States to enable wireless subscribers to keep their existing telephone numbers when changing service providers. These services are also under implementation in Canada. We manage the validation and routing of inter-carrier communications for porting subscribers, and provide the updated information into the national database. As MNP is being mandated in other countries, we can provide both the porting and database administration as a bundled offering. For the year ended December 31, 2006, we generated $28.8 million of revenues in Number Portability Services, which represented 8.5% of our total revenues for that period.

•

Call Processing Services. We provide a suite of signaling services to facilitate international calling and roaming that enable simplified routing and resolve numbering and messaging conflicts due to differing protocols across various countries. We also provide several other services, including fraud management. For the year ended December 31, 2006, we generated $29.3 million of revenues in Call Processing Services, which represented 8.7% of our total revenues for that period.

•

Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. For the year ended December 31, 2006, we generated $7.3 million of revenues in Enterprise Solutions, which represented 2.2% of our total revenues for that period.

We also provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin. We refer to these fees as “Off-Network Database Query Fees.” For the year ended December 31, 2006, we generated $8.2 million of revenues in Off-Network Database Query Fees, which represented 2.4% of our total revenues for that period.

Industry Summary

The global wireless industry has grown significantly since its inception as wireless services have become increasingly available and affordable. According to CTIA—The Wireless Association, the U.S. wireless industry has grown from an estimated total subscriber base of 97.0 million in 2000 to 219.4 million by mid-year 2006, a 126% increase. CTIA also reported that twelve-month total wireless service revenues grew from $45.3 billion in 2000 to $118.3 billion in 2006, a 161% increase. Additionally, reported wireless minutes of use grew in the United States 30.1% year-over-year, from 516.1 billion minutes of use in June 2004 to 675.1 billion in June 2006. This expanding subscriber base and corresponding growth in industry revenues has been driven by improved service quality, greater national and international wireless roaming coverage, decreased pricing and the introduction of new messaging, wireless data and content services.

On a global basis, similar trends have been cited by The Yankee Group, a technology research and consulting firm. According to a Yankee Group forecast,

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

Wireless industry growth has been accompanied by a steady introduction of new and often incompatible wireless technologies. This has resulted in the proliferation of different network architectures, including various mobile switch types (such as those manufactured by Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (such as Code Division Multiple Access (“CDMA”), Time Division Multiple Access (“TDMA”), Global System for Mobile Communication (“GSM”), Integrated Digital Enhanced Network (“iDEN”) and Wi-Fi, distinct billing record formats (such as Cellular Intercarrier Billing Exchange Record (“CIBER”), Transferred Account Procedure (“TAP”) and Remote Authentication Dial-In User Service (“RADIUS”)) and multiple network protocols (such as X.25, Frame Relay, SS7 and Internet Protocol). This has created significant technological incompatibilities and operational challenges for wireless carriers.

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

International Data Corporation (“IDC”), in its 2005 to 2009 market analysis of the U.S. Wireless SMS, instant messaging and MMS messaging markets, reports strong growth. The group forecasts total wireless messages exchanged to increase from 54.6 billion in 2004 to 387.9 billion in 2009 as messaging adoption and usage continues to grow. Messaging revenue is forecast to grow from $2.7 billion to $7.5 billion over the same period.

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

Number Portability Services

In 1996, the Federal Trade Commission (“FCC”) mandated WLNP to encourage competition by permitting wireless subscribers to change carriers while retaining their current telephone numbers. In 2005, Canadian regulators also mandated wireless number portability. To facilitate the portability of wireless telephone numbers, carriers exchange information with other carriers and transmit information to regional number portability databases in order to support call routing. Implementation of WLNP services impacts nearly every system within carrier operations including network signaling and routing, switching, billing, point of sale and customer care.

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

Technology Interoperability Services

We operate the largest wireless clearinghouse in the world. Our clearinghouse services enable the accurate invoicing and settlement of domestic and international wireless roaming telephone calls. We are a trusted intermediary and primary connection point between hundreds of wireless carriers. We also provide services that support the routing and delivery of SMS, MMS and other messaging formats between different wireless carrier networks. In addition, we provide roaming facilitation services that enable seamless domestic and international wireless voice and data services. We generate the majority of our revenues by charging per-transaction processing fees. Our Technology Interoperability Services include:

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

•

Roaming Facilitation—Our roaming facilitation capabilities allow wireless subscribers to receive voice and data services while roaming on another carrier’s network, regardless of differing technology standards. We simplify interstandard and international voice roaming by providing carriers with subscriber call origination, automatic call delivery and subscriber invoicing data. In addition, we offer value-added services to carriers to improve the subscribers’ experience while increasing the carriers’ roaming revenues.

•	Mobile Data Services—Our mobile data services include interactive video services and mobile broadband solutions. These services provide carriers with the ability to manage and control their data networks while improving the type and quality of service their subscribers receive. Additionally, we provide advanced video services that take advantage of 3G video telephony technology allowing carriers to add high revenue services to attract subscribers to their new 3G networks.

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

Number Portability Services

We are the leading provider of wireless local number portability services to U.S. carriers and expect to offer similar services to all Canadian carriers in the first quarter of 2007. These services enable wireless subscribers to switch carriers while keeping the same telephone number. As WLNP-related technology and operational complexities were identified, we developed solutions that facilitate the exchange of information between carriers and transmit information to regional industry databases. These services route and track the multiple transactions involved in porting numbers between service providers and identify and facilitate problem resolution when porting transactions are not successful. These services also manage the unique challenges of porting numbers between wireless and wireline carriers and from carriers who have chosen to manually process porting transactions.

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

Customers

We serve more than 350 telecommunications service providers in over 50 North American, Central and Latin American, Asia Pacific and European, Middle East and African countries. We serve the ten largest U.S. wireless carriers including Cingular Wireless, Sprint/Nextel, T-Mobile USA and Verizon Wireless. We also serve seven of the ten largest international wireless carriers in Latin America, Asia Pacific and Europe. These customers include America Moviles, China Unicom, KDDI, Telia Sonera, Vodafone and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Our top ten customers accounted for approximately 51.2% of our revenues for the year ended December 31, 2006. Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, accounted for approximately 17.6%, 16.7%, and 20.3%, of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The percentage of our revenues derived from customers outside the United States was 22.6%, 13.9% and 11.4% for the same periods, respectively.

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

•

Extensive and collaborative customer relationships. We provide our services to over 350 telecommunications carriers in over 50 countries, including the ten largest U.S. wireless carriers and seven of the ten largest wireless international carriers. We have a highly active and respected customer users’ group that is tightly integrated into the development processes of our company. This group has played a significant role in the continued development, enhancement and evolution of our services.

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

Growth Strategy

In order to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:

•

Continue to expand internationally. We are aggressively pursuing global expansion opportunities in key new markets. We have continued to expand our sales and support offices in Europe, the Middle East and Asia Pacific. This expansion has helped us sign contracts with leading carriers in many countries including the UK, France, China, Italy and India. In 2006, 18.5% of our revenue (excluding off-network database query fees) was generated outside North America compared to 9.9% in 2005. We expect the percentage of our revenue generated outside North America to increase due to our recent acquisition of ITHL and increasing sales to new and existing global customers.

•

Capitalize on growth in wireless data services. We expect to further capitalize on the growth in wireless messaging, content and video traffic. We currently provide technology interoperability and network services solutions that enable the seamless transmission, delivery and billing of wireless data services between carriers. As wireless data usage increases, we expect demand for our services to grow. In addition, we expect to continue to develop new innovative services as new wireless data formats, protocols and standards are deployed by the wireless industry.

•

Continue to broaden our services suite and develop new customer solutions. We believe that we are well positioned to develop innovative services that solve complexities associated with new market participants and new technologies. In addition, we are currently launching next-generation services with existing customers, including VoIP, IP-to-wireless carrier interconnectivity and video peering.

•

Further penetrate our existing customer base. We have been successful at selling new services to our existing customers. For example, we have signed contracts with over 30 CDMA carriers to enable worldwide roaming for their data subscribers. We intend to continue to sell incremental services to our existing customers to further diversify our revenue and increase per-customer revenues.

•

Pursue strategic acquisitions. We continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter new geographies. For example, in June 2006, we acquired ITHL, a leading provider of value-added services to carriers in the Asia Pacific region. In September 2004, we acquired the North American wireless clearinghouse business of Electronic Data Systems.

Sales and Marketing

As of December 31, 2006, our Sales and Marketing organizations included 107 people who work together to identify and address customer needs and concerns, deliver comprehensive services, develop a clear and consistent corporate image and offer a comprehensive customer support system. Our sales and marketing strategy is designed to give customers efficient, courteous and expert advice on a timely basis.

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

Operations and Customer Support

As of December 31, 2006, we had 172 employees dedicated to managing our internal operations and customer support functions.

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

Technology

As of December 31, 2006, the Technology group was comprised of 304 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The Technology group balances technology and business priorities and enhances our ability to deliver timely and cost-effective solutions.

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

Network Operations

As of December 31, 2006, we had 90 employees dedicated to network provisioning, monitoring and support.

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

Employees

As of December 31, 2006, we had approximately 932 employees, none of whom are represented by a union. We believe our relations with our employees are good.

Competition

We believe we are the only company that offers an extensive suite of technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers. However, we compete with a number of U.S. and international companies in specific areas of our business.

•

Technology Interoperability Services. Our primary competitors in the U.S. technology interoperability market include VeriSign, Billing Services Group (“BSG”), Sybase and MACH. Internationally, our technology interoperability services compete with BSG, Comfone and MACH. Certain wireless carriers also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•

Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, Southern New England Telephone (SNET—a division of AT&T), Transaction Network Services, VNSL and regional Bell operating companies. Wireless and wireline carriers may also choose to deploy and manage their own in-house SS7 networks. Our network services compete with a variety of carriers including Verisign and Aicent in the U.S. and Telia Sonera, Cable & Wireless, Global Crossing, France Telecom, KPNQwest, and Comfone (a subsidiary of Swisscom) internationally.

•

Number Portability Services. Our primary competitors in the United States for WLNP services are VeriSign, NeuStar and Telcordia. Internationally, primary competitors include Telcordia, Neustar and Accenture as well as several other smaller companies.

•	Call Processing Services. Our call processing services primarily compete with products from Verisign.

•	Enterprise Solutions. Certain wireless carriers have developed their own services for enterprise account management.

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

Intellectual Property Rights

We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We currently maintain approximately 200 registrations and 100 applications in approximately 50 countries covering over 40 separate and distinct marks; 12 patents and 13 patent applications, several jointly-owned with Verizon Wireless in the United States and in foreign countries; and 33 U.S. Copyright Registrations and 4 pending applications covering numerous software applications. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

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

Our three largest customers for the year ended December 31, 2006 represented approximately 29.8% of our revenues in the aggregate, while our ten largest customers for the year ended December 31, 2006 represented approximately 51.2% of our revenues in the aggregate. For the year ended December 31, 2006, we generated revenues from services provided to Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, of approximately $59.5 million, or 17.6% of our revenues. No other customer accounted for more than 10% of our revenues for the year ended December 31, 2006. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues. Because our major customers represent such a large part of our business, the loss of any of our major customers would negatively impact our business.

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

We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business. We face competition from large, well-funded providers of similar services, such as VeriSign, Neustar, Mobile 365 and regional Bell operating companies in North America and Billing Services Group and MACH outside of North America. We also believe that certain customers may choose to internally deploy certain functionality currently provided by our services. In recent years, we have experienced a loss of revenue streams from certain of our services as some of our customers have decided to meet their needs for these services in-house. For example, during the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms. This was completed in 2005. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with the services we offer. We anticipate increased competition in the telecommunications industry and the entrance of new competitors into our business.

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

Our growth strategy contemplates continued expansion of our operations into foreign jurisdictions. International operations and business expansion plans are subject to numerous risks, including:

•	the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	fluctuations in currency exchange rates;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	U.S. Department of Commerce export controls;

•	tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholdings requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	unexpected changes in regulatory requirements;

•	the difficulties associated with managing a large organization spread throughout various countries;

•	the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•	the potential difficulty in enforcing intellectual property rights in certain foreign countries.

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

Competition and industry consolidation have resulted in pricing pressure, which we expect to continue in the future and which we expect to continue to address through our volume-based and service bundling pricing strategy. This pricing pressure could cause large reductions in the selling price of our services. For example, the mergers of Nextel and Sprint, Alltel and Western Wireless, Cingular and AT&T Wireless and other consolidation in the wireless services industry could give our customers increased transaction volume leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.

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

We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, our senior credit facility contains, and the indenture governing our 7 3/4% senior subordinated notes due 2013 contains financial and other restrictive covenants that will limit our ability to incur indebtedness or obtain financing. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.

Our substantial indebtedness could have a material adverse effect on our financial health and prevent us from fulfilling our obligations.

We have significant debt service obligations. As of December 31, 2006, we had outstanding indebtedness of approximately $311.6 million (including the current portion of $1.4 million). We are the borrower of all of this outstanding indebtedness.

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

•	place us at a competitive disadvantage compared to our competitors that are less leveraged than us;

•	increase our vulnerability to both general and industry-specific adverse economic conditions; and

•	limit our ability to borrow additional funds.

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

Although we do not offer voice-grade or data services that are deemed to be common carrier telecommunication services, certain of the services we offer are subject to regulation by the FCC that could have an indirect effect on our business. In addition, the U.S. telecommunications industry has been subject to continuing deregulation since 1984. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect regulation or deregulation may have on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct regulation.

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

It is possible that third parties will make claims of infringement against us or against our licenses in connection with their use of our technology. Any claims, even those without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing, using or selling equipment, services or products that incorporate the challenged intellectual property;

•	equire us to redesign our equipment, services or products, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property.

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

As of December 31, 2006, our consolidated group had net operating loss carryforwards, or NOLs, for U.S. federal income tax purposes of approximately $80.7 million. Our consolidated group succeeded to approximately $76.0 million of those NOLs pursuant to a state law merger with Brience, Inc., now known as Syniverse Brience, LLC. The merger was treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended (the “Code”). If the Internal Revenue Service were to successfully challenge the reorganization or otherwise to successfully disallow the use of such NOLs, the amount of our consolidated group’s NOLs would be substantially reduced. All of our consolidated group’s NOLs remain subject to examination and adjustment by the Internal Revenue Service.

We do not believe that any of our consolidated group’s NOLs are currently subject to any limitation under Section 382 of the Code. However, the NOLs acquired from Brience are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from the consolidated group of corporations or their successors that generated such losses. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. Based on our analysis, management does not believe that we have experienced an ownership change within the meaning of Section 382 of the Code for the three year period ending December 31, 2006.

It is impossible for us to ensure that an ownership change will not occur in the future as changes in Syniverse Holdings Inc.’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of Syniverse Holdings, Inc.’s common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding employee stock options would count for purposes of determining whether Syniverse Holdings, Inc., or the corporate successor to Brience had an ownership change.

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

In December 2005, we began the process of transitioning our headquarters and administration offices from 188,882 square feet of leased office space in Tampa, Florida to a 199,000 square foot corporate headquarters facility located in Tampa, Florida and completed the transition in April 2006. The lease term for the new headquarters facility is eleven years and commenced on November 1, 2005, but with lease payments not beginning until one year following the commencement date. At our option, we have the right to renew the lease for two additional periods of five years each. Our lease for the premises we vacated expired on October 31, 2006.

In connection with this lease, we incurred incremental operating expenses related solely to this move of $9.0 million and capital costs related solely to the facility build-out of approximately $14.0 million. We incurred these moving-related costs and expenses, which include duplicative lease expense during the transition period and facility build-out costs, during 2005 and 2006. During December 31, 2006, we had incurred and capitalized approximately $3.8 million of costs and had expensed approximately $5.3 million.

We also lease 14,834 square feet in Oklahoma City, Oklahoma for administrative offices and customer operations. The lease was terminated effective March 2007. In addition, we lease several offices for our Asia Pacific operations including 8,812 square feet in Hong Kong, 4,384 square feet in Singapore and 3,882 in Malaysia. We lease 3,325 square feet in London, England for technology development and several other small immaterial facilities for office space and network equipment storage.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2006, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2.1 million of the $7.3 million it claims it was over-billed by Syniverse. On July 19, 2004 we filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed. The motion was denied on December 14, 2004. On May 4, 2006, an Arbitrator issued a written decision denying SBC Ameritech’s $2.1 million claim and ordering it to pay us $0.1 million. On August 23, 2006, all claims between SBC and Syniverse relating to this matter were settled resulting in a $1.4 million charge to our statements of operations during the third quarter of 2006.

On April 21, 2005, we filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3.3 million related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment. On December 18, 2006, all claims between Syniverse and BellSouth were settled resulting in a full and final resolution of this matter.

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

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Syniverse Holdings, Inc.

Our common stock is listed on the New York Stock Exchange under the symbol “SVR.” Public trading of our common stock commenced on February 10, 2005. Prior to that date, there was no public trading market for our common stock.

Our Chief Executive Officer, Tony G. Holcombe, certifies that the previous year's Annual Written Affirmation certification was submitted to the NYSE without qualifications.

The following table sets forth the high and low sales closing prices per share for our common stock as reported on the New York Stock Exchange for the years ended December 31, 2006 and 2005:

2006	High	Low
First quarter	$24.01	$13.90
Second quarter	$17.99	$14.11
Third quarter	$16.75	$12.28
Fourth quarter	$15.68	$13.11

2005
First quarter (February 15—March 31)	$16.00	$13.80
Second quarter	$14.45	$10.82
Third quarter	$16.52	$13.00
Fourth quarter	$21.25	$14.99

On March 7, 2007, the last reported sale price of our common stock on The New York Stock Exchange was $10.40 per share. As of March 2, 2007 there were approximately 4,553 holders of record of our common stock.

We have not paid any dividends on our common stock during the past fiscal year and do not intend to pay dividends on our common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on our ability to pay cash dividends on our common stock.

In connection with our initial public offering, Syniverse Holdings, LLC was dissolved following the distribution to its members of the outstanding class A cumulative redeemable preferred stock and common stock of Syniverse Holdings, Inc. Concurrent with our initial public offering, we amended and restated the senior management agreements of Messrs. Lawless, Wilcock, O’Brien, Nelson, Garcia, Mosher, Bergen, Henegouwen, and Corrao in addition to other senior management agreements of senior officers who have since resigned, including Ms. Hermansen, and Messrs. Evans, Kremian and Drexler, pursuant to which they acquired as part of the pro rata distribution of the outstanding capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC an aggregate of 1,938.5 shares of class A cumulative redeemable convertible preferred stock and 5,221,972 shares of common stock. See “Certain Relationships and Related Transactions—Senior Management Agreements” incorporated by reference to our proxy statement.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” incorporated by reference to our proxy statement, for information regarding shares of common stock authorized for issuance under our equity compensation plans.

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

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following stock performance graph and accompanying table compare the shareholders’ cumulative return on the common stock from February 10, 2005 to December 31, 2006 with the cumulative total return of the Russell 2000 Index and the Dow Jones U.S. Mobile Telecommunications Index over the same period. The comparative data assumes that $100.00 was invested on the date of our initial public offering, February 10, 2005, in the common stock and in each of the indices referred to above and that any dividends were reinvested. The stock price performance shown in the table set forth below is not necessarily indicative of future stock price performance.

	February 10, 2005	December 30, 2005	December 31, 2006
Syniverse	100.00	130.63	93.69
Russell 2000	100.00	107.59	125.88
Dow Jones U.S. Mobile Telecommunications Index	100.00	110.32	113.59

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2002, 2003 and 2004 and for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 and for the year ended December 31, 2003 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data as of February 13, 2002 was derived from an unaudited balance sheet as of that date not included in this filing. The selected historical financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

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

The term “predecessor” refers to Syniverse Technologies, Inc. prior to being acquired by Syniverse Holdings, Inc. on February 14, 2002.

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
			2003	2004	2005	2006
	(dollars in thousands)
Statement of Operations Data:
Revenues
Technology Interoperability	$8,464	$70,215	$66,536	$81,077	$108,429	$138,655
Network Services	14,103	99,647	111,845	130,408	132,120	124,832
Number Portability Services	—	860	5,469	48,478	50,836	28,766
Call Processing Services	6,429	46,336	42,764	34,569	28,619	29,315
Enterprise Solution Services	2,412	17,869	15,265	14,122	11,026	7,289

Revenues Excluding Off-Network
Database Query Fees	31,408	234,927	241,879	308,654	331,030	328,857
Off-Network Database Query Fees	8,588	61,117	29,529	23,749	10,761	8,162

Total Revenues	39,996	296,044	271,408	332,403	341,791	337,019

Costs and expenses:
Cost of operations	20,655	130,364	109,744	138,484	129,190	134,641
Sales and marketing	2,614	22,706	18,631	20,244	23,344	25,446
General and administrative	4,341	41,937	40,347	41,774	49,396	58,508
Depreciation and amortization (1)	1,464	33,285	37,319	41,972	46,815	41,172
Restructuring (2)	—	2,845	2,164	289	143	1,006
Impairment losses on intangible assets (3)	—	—	53,712	14,056	—	—

	29,074	231,137	261,917	256,819	248,888	260,773

Operating income	10,922	64,907	9,491	75,584	92,903	76,246
Other income (expense), net:
Interest income	432	965	768	1,148	1,957	1,824
Interest expense	—	(54,105)	(58,128)	(52,928)	(34,647)	(27,328)
Loss on extinguishment of debt	—	—	—	—	(42,804)	(924)
Other income (expense), net	(19)	(275)	—	(12)	1,436	332

	413	(53,415)	(57,360)	(51,792)	(74,058)	(26,096)

Income (loss) from continuing operations before provision for income taxes	11,335	11,492	(47,869)	23,792	18,845	50,150
Provision for (benefit from) income taxes	4,418	9,320	10,057	8,729	9,041	(39,574)

Income (loss) from continuing operations	6,917	2,172	(57,926)	15,063	9,804	89,724
Discontinued operations:
Loss from discontinued operations	—	(1,541)	—	—	—	—

Net income (loss)	6,917	631	(57,926)	15,063	9,804	89,724
Preferred stock dividends	—	(33,340)	(30,230)	(31,564)	(4,195)	—

Net income (loss) attributable to common stockholders	$6,917	$(32,709)	$(88,156)	$(16,501)	$5,609	$89,724

Net income (loss) per common share:
Basic	$—	$(0.82)	$(2.21)	$(0.41)	$0.09	$1.34
Diluted	$—	$(0.82)	$(2.21)	$(0.41)	$0.09	$1.33
Weighted average common shares outstanding:
Basic	—	39,838	39,838	39,838	61,973	66,943
Diluted	—	39,838	39,838	39,838	62,978	67,298
Other Financial Data:
EBITDA (4)	$12,367	$96,376	$46,810	$117,544	$98,350	$116,826
Net cash provided by (used in):
Operating activities	1,185	59,756	48,422	85,696	110,577	97,811
Investing activities	34,781	(12,278)	(18,883)	(78,663)	(32,555)	(63,683)
Financing activities	(11,250)	(44,187)	(63,430)	2,697	(46,603)	(57,052)
Capital expenditures	(606)	(12,278)	(18,280)	(22,184)	(34,001)	(19,921)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$25,000	$42,190	$8,299	$17,919	$49,294	$26,704
Property and equipment, net	23,306	33,728	33,548	35,703	43,426	42,880
Total assets	159,457	833,068	730,271	777,193	771,358	784,147
Total debt, net of discount, and redeemable preferred stock	—	856,973	753,425	793,062	367,794	311,561
Total stockholder’s equity (deficit)	133,510	(81,453)	(90,317)	(106,860)	322,639	414,794

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
(2)	Restructuring expense is comprised of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, July 2003, April 2004, September 2005, February 2006 and August 2006. Our restructuring in July 2003 was related to the acquisitions of Brience. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting. Our restructurings in April 2004 and September 2005 were related to our acquisition of Syniverse Holdings Limited (formerly Softwright Holdings, Ltd). Our restructuring in February 2006 was related to a restructuring plan in our marketing group and our restructuring in August 2006 was related to a restructuring plan affecting our operations and marketing groups.
(3)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million which will no longer be recoverable due to our phase-outs of other service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of certain service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer notifying us that it does not intend to renew its contract for these services.
(4)	EBITDA is determined by adding net interest expense, income taxes, depreciation and amortization to net income (loss). We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA.

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

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
			2003	2004	2005	2006
	(dollars in thousands)
Reconciliation of EBITDA to
Net Income (Loss):
Net income (loss) as reported	$6,917	$631	$(57,926)	$15,063	$9,804	$89,724
Interest expense, net	(432)	53,140	57,360	51,780	32,690	25,504
Depreciation and amortization	1,464	33,285	37,319	41,972	46,815	41,172
Provision for (benefit from) income taxes	4,418	9,320	10,057	8,729	9,041	(39,574)

EBITDA	$12,367	$96,376	$46,810	$117,544	$98,350	$116,826

Supplemental information:
Restructuring expense (i)	$—	$2,845	$2,164	$289	$143	$1,006
Impairment losses on intangible assets (ii)	—	—	53,712	14,056	—	—
Loss on extinguishment of debt (iii)	—	—	—	—	(42,804)	(924)
Facility move (iv)	—	—	—	—	2,671	5,298
Loss on disposal of assets (v)	—	—	—	—	612	—

(i)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, July 2003, April 2004, September 2005, February 2006 and August 2006. The restructurings occurring between February 2003 and September 2005 were related to two acquisitions. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting. The restructurings for 2006 were related to internal reorganizations.
(ii)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million, which will no longer be recoverable due to our phase-outs of certain service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of other service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer recently notifying us that it does not intend to renew its contract for these services.
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

(iv)	Facilities move expenses consist of expenses incurred related to our headquarters relocation, which commenced in the fourth quarter of 2005.
(v)	Loss on disposal of assets relates to the retirement of computer equipment related to our call processing services.

The following table reconciles cash flows from operations to EBITDA for the periods presented.

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31,
			2003	2004	2005	2006
	(dollars in thousands)
Reconciliation of Cash Flows from Operations to EBITDA:
Net cash provided by operating activities	$1,185	$59,756	$48,422	$85,696	$110,577	$97,811
Net interest paid (collected)	315	30,187	46,152	44,296	40,695	26,455
Pension and other employee retirement benefits	(546)	—	—	—	—	—
Impairment losses on intangible assets	—	—	(53,712)	(14,056)	—	—
Gain on sale of marketable securities	—	—	—	—	1,446	119
Loss on extinguishment of debt	—	—	—	—	(42,804)	(924)
Other working capital changes	12,753	15,496	19,522	8,615	(7,796)	(2,981)
Changes in other non-cash items	(1,340)	(9,456)	(11,489)	(9,054)	(4,774)	(4,116)
Other assets and liabilities	—	393	(2,085)	2,047	1,006	462

EBITDA	$12,367	$96,376	$46,810	$117,544	$98,350	$116,826

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.0 million, in cash including preliminary working capital adjustments and earn-out to sellers of approximately $6.2 million. In connection with the acquisition, we incurred $1.1 million in acquisition related costs. In addition, the purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7.0 million in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

Introduction

We provide an integrated suite of services to wireless telecommunications carriers that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. In addition, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services through our acquisition of ITHL.

•

Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services such as caller ID and provide translation and routing services to support the delivery and establishment of telephone calls.

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

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We also generate revenues through the sale of software licenses, hardware and professional services. We generate our revenues through the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered and flat rate pricing schedules with our customers based on certain established transaction volume levels. As a result, the average per-transaction fee for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•

Technology Interoperability Services. We operate the largest wireless clearinghouse in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure. With our acquisition of ITHL, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

•

Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services such as caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based and service bundling pricing strategy and competitive pricing pressures.

•

Number Portability Services. We provide number portability services to the wireless industry. When wireless subscribers choose to change carriers but keep their existing telephone number, the former carrier must send the subscribers’ information to the new carrier. Our services perform the necessary processing between the two carriers to allow the subscribers to change service providers while keeping their existing telephone number. We primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the shorter of the life of the initial customer agreement or the period remaining until the amended contract end date for those contracts terminated early. We expect number portability services revenues to decrease approximately 10.0% in 2007. This decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenues from new customers.

•

Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept calls while roaming on another carrier’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed. We expect our call processing revenues will continue to decline due to the continued migration of customers off the fraud prevention services that are near the end of their life cycle.

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

Results of Operations

Comparison of 2006 and 2005

The following table presents an overview of our results of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2005	% of Revenues	Year Ended December 31, 2006	% of Revenues	2006 vs. 2005 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$108,429	31.7%	$138,655	41.1%	$30,226	27.9%
Network Services	132,120	38.7%	124,832	37.0%	(7,288)	(5.5)%
Number Porting Services	50,836	14.9%	28,766	8.5%	(22,070)	(43.4)%
Call Processing Services	28,619	8.4%	29,315	8.7%	696	2.4%
Enterprise Solutions	11,026	3.2%	7,289	2.2%	(3,737)	(33.9)%

Revenues excluding Off-Network Data Base
Query Fees	331,030	96.9%	328,857	97.6%	(2,173)	(0.7)%
Off-Network Database Query Fees	10,761	3.1%	8,162	2.4%	(2,599)	(24.2)%

Total revenues	341,791	100.0%	337,019	100.0%	(4,772)	(1.4)%
Costs and expenses:
Cost of operations	129,190	37.8%	134,641	40.0%	5,451	4.2%
Sales and marketing	23,344	6.8%	25,446	7.6%	2,102	9.0%
General and administrative	49,396	14.5%	58,508	17.4%	9,112	18.4%
Depreciation and amortization	46,815	13.7%	41,172	12.2%	(5,643)	(12.1)%
Restructuring	143	0.0%	1,006	0.3%	863	603.5%

	248,888	72.8%	260,773	77.4%	11,885	4.8%

Operating income	92,903	27.2%	76,246	22.6%	(16,657)	(17.9)%
Other income (expense), net:
Interest income	1,957	0.6%	1,824	0.5%	(133)	(6.8)%
Interest expense	(34,647)	(10.2)%	(27,328)	(8.1)%	7,319	(21.1)%
Loss on extinguishment of debt	(42,804)	(12.5)%	(924)	(0.3)%	41,880	(97.8)%
Other, net	1,436	0.4%	332	0.1%	(1,104)	(76.9)%

	(74,058)	(21.7)%	(26,096)	(7.7)%	47,962	(64.8)%

Income before provision for (benefit from) income taxes	18,845	5.5%	50,150	14.9%	31,305	166.1%
Provision for (benefit from) income taxes	9,041	2.6%	(39,574)	(11.7)%	(48,615)	(537.7)%

Net income	9,804	2.9%	89,724	26.6%	79,920	815.2%
Preferred stock dividends	(4,195)	(1.2)%	—	0.0%	4,195	(100.0)%

Net income attributable to common stockholders	$5,609	1.7%	$89,724	26.6%	$84,115	1499.6%

Revenues

Total revenues decreased $4.8 million to $337.0 million for the year ended December 31, 2006 from $341.8 million for 2005. Excluding Off-Network Database Query Fees, which decreased $2.6 million for the year ended December 31, 2006, total revenues decreased $2.2 million for the year ended December 31, 2006. The decrease in revenues was primarily due to decreases in our Number Portability Services due to the Sprint migration of the number portability error resolution services and decreases in Network Services, Enterprise Solutions and Off-Network Database Query Fees, offset in part, by increases in Technology Interoperability Services, which includes the addition of revenues from our acquisition of ITHL, and Call Processing Services.

Technology Interoperability Services revenues increased $30.2 million to $138.7 million for the year ended December 31, 2006 from $108.4 million for 2005. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services and SMS services, and the addition of revenues from our acquisition of ITHL, partially offset by a decline in revenues due to a competitive pricing environment and a decline in per-transaction fees pursuant to our volume-based and service bundling pricing strategy for certain services.

During the preparation of our 2006 annual financial statements, we discovered a customer billing error related to one of our services. As a result, we determined that our revenues were overstated during the period from October 2005 to September 2006 by $2.4 million, of which $0.1 million related to the fourth quarter of 2005. We reviewed the impact of the error on the fourth quarter of 2005 and through the third quarter of 2006 and concluded that the cumulative impact of the error was not material to the previously reported quarters. As a result, we have recorded the full amount of the error in the fourth quarter of 2006.

Network Services revenues decreased $7.3 million to $124.8 million for the year ended December 31, 2006 from $132.1 million for 2005. The decrease in revenues was primarily due to the migration off our services platform by some of our customers and price concessions commensurate with our volume-based and service bundling pricing strategy for certain of our services and a competitive pricing environment. In addition, two of our SS7 customers have substantially completed the process of replacing our SS7 network solution. This replacement has resulted in the reduction of 2006 network services revenues by $6.3 million. We expect network services revenues to be at least $10.0 million lower in 2007 compared to 2006, given the impact of these two specific customer migrations and a continued competitive pricing environment.

Number Portability Services revenues decreased $22.1 million to $28.8 million for the year ended December 31, 2006 from $50.8 million for 2005. The decrease in revenues was primarily due to lower port center activity related to the Sprint migration. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. We continued to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in its migration of the number portability error resolution services to its internal platforms. We accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these ratably over the year ended December 31, 2005. We also amortized the transition fee over the 2005 fiscal year. After 2005, we no longer received revenues from Sprint for these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. The Sprint migration reduced total 2006 revenues by $19.3 million, excluding the effect of any new or expanded services. We expect number portability services revenues to decrease approximately 10.0% in 2007. This decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenue from new customers.

Call Processing Services revenues increased $0.7 million to $29.3 million for the year ended December 31, 2006 from $28.6 million for 2005. The increase in revenues was attributable to increased international roaming volumes driven by increased demand for our signaling solutions services, offset in part by a reduction of our traditional call processing solution. We expect call processing services revenues to decrease approximately 10.0% in 2007. This expected decrease is due to the continued migration of customers off the fraud prevention services that are near the end of their service life cycle.

Enterprise Solutions Services revenues decreased $3.7 million to $7.3 million for the year ended December 31, 2006 from $11.0 million for 2005. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect a revenue decline of approximately the same amount in 2007.

Off-Network Database Queries revenues decreased $2.6 million to $8.2 million for the year ended December 31, 2006 from $10.8 million for 2005. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $5.5 million to $134.6 million for the year ended December 31, 2006 from $129.2 million for 2005. The increase was primarily due to operational costs associated with our acquisition of ITHL, partially offset by a decrease in operational costs related to our number porting services primarily due to the Sprint migration and decreases in our off-network database queries services.

Sales and marketing expenses increased $2.1 million to $25.4 million for the year ended December 31, 2006 from $23.3 million for 2005. The increase is primarily due to sales and marketing expenses related to our acquisition of ITHL, higher employee-related costs for international expansion and increased trade show expenses.

General and administrative expenses increased $9.1 million to $58.5 million for the year ended December 31, 2006 from $49.4 million for 2005. This increase was primarily due to $5.3 million related solely to the relocation of our corporate headquarters, including $1.3 million associated with the early lease termination of our former corporate headquarters, $1.7 million related to higher product development expenses, $0.4 million in costs associated with our litigation settlements, expenses associated with our acquisition of ITHL and expenses associated with operating as a public company.

Depreciation and amortization expenses decreased $5.6 million to $41.2 million for the year ended December 31, 2006 from $46.8 million for 2005. The decrease was primarily due to lower amortization of intangible assets associated with the Verizon Revenue Guarantee agreement which expired in December 2005 and lower amortization expense related to a certain intangible asset associated with the IOS North America customer base, offset in part by additional amortization of intangible assets from our acquisition of ITHL. Included in our depreciation and amortization expenses for the year ended December 31, 2006 and 2005 is approximately $17.8 million and $24.4 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited (formerly Softwright Holdings, LTD), our September 2004 acquisition of IOS North America and our June 2006 acquisition of ITHL.

Restructuring expense was $1.0 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of thirty employees. As a result, we incurred $0.7 million in severance related costs.

Other

Interest income decreased $0.1 million to $1.8 million for the year ended December 31, 2006 from $1.9 million for 2005 primarily due to interest income earned on lower average cash balances.

Interest expense decreased $7.3 million to $27.3 million for the year ended December 31, 2006 from $34.6 million for 2005. The decrease was primarily a result of our recapitalization occurring in the first quarter of

2005 in connection with our initial public offering, which lowered our average outstanding debt balance and interest rate, and the refinancing of our remaining 12 3/4% senior subordinated notes due 2009 in the third quarter of 2005.

Loss on extinguishment of debt was $0.9 million and $42.8 million for the years ended December 31, 2006 and 2005, respectively. In February 2006, we redeemed all outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million. In February 2005, we recognized $23.8 million on the early extinguishment of debt related to our previous senior credit facility and the repurchase of $85.8 million of our 12 3/4% senior subordinated notes due 2009. The loss included a non-cash write-off of $6.0 million of unamortized deferred financing costs and $5.4 million of unamortized debt discount relating to the previous senior credit facility and the repurchased portion of the 12 3/4% senior subordinated notes due 2009, as well as a $12.4 million cash charge related to the prepayment premium on the repurchased portion of the 12  3/4% senior subordinated notes due 2009. In August 2005, we recognized $19.0 million on the early extinguishment of debt related to the tender of $144.8 million of our 12 3/4% senior subordinated notes due 2009. The loss includes a non-cash write-off of $2.6 million of unamortized deferred financing costs and $1.6 million of unamortized debt discount, as well as a $14.3 million cash charge related to the prepayment premium and $0.5 million of other costs.

Other, net decreased $1.1 million to $0.3 million for the year ended December 31, 2006 from $1.4 million for 2005, and is comprised of non-operating revenues and gains from the sale of marketable securities.

Provision for income taxes was $9.0 million for the year ended December 31, 2005. Benefit from income taxes was $39.6 million for the year ended December 31, 2006. During the year ended December 31, 2006, we reversed a significant portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Based upon an evaluation of our most recent seven quarters of profitability and our expectations of continued net income, a tax benefit for the deferred tax assets was recognized in the fourth quarter as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately (78.9)%. As of December 31, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with foreign and state net operating loss carry-forwards and capital loss carry forwards.

Preferred stock dividends were $4.2 million for the year ended December 31, 2005. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock, including accrued and unpaid dividends, at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of December 31, 2006.

Comparison of 2005 and 2004

The following table presents an overview of our results of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2004	% of Revenues	Year Ended December 31, 2005	% of Revenues	2005 vs. 2004 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$81,077	24.4%	$108,429	31.7%	$27,352	33.7%
Network Services	130,408	39.2%	132,120	38.7%	1,712	1.3%
Number Porting Services	48,478	14.6%	50,836	14.9%	2,358	4.9%
Call Processing Services	34,569	10.4%	28,619	8.4%	(5,950)	(17.2)%
Enterprise Solutions	14,122	4.3%	11,026	3.2%	(3,096)	(21.9)%

Revenues excluding Off-Network Data Base Query Fees	308,654	92.9%	331,030	96.9%	22,376	7.2%
Off-Network Database Query Fees	23,749	7.1%	10,761	3.1%	(12,988)	(54.7)%

Total revenues	332,403	100.0%	341,791	100.0%	9,388	2.8%
Costs and expenses:
Cost of operations	138,484	41.7%	129,190	37.8%	(9,294)	(6.7)%
Sales and marketing	20,244	6.1%	23,344	6.8%	3,100	15.3%
General and administrative	41,774	12.6%	49,396	14.5%	7,622	18.2%
Depreciation and amortization	41,972	12.6%	46,815	13.7%	4,843	11.5%
Restructuring	289	0.1%	143	0.0%	(146)	(50.5)%
Impairment losses on intangible assets	14,056	4.2%	—	0.0%	(14,056)	(100.0)%

	256,819	77.3%	248,888	72.8%	(7,931)	(3.1)%

Operating income	75,584	22.7%	92,903	27.2%	17,319	22.9%
Other income (expense), net:
Interest income	1,148	0.3%	1,957	0.6%	809	70.5%
Interest expense	(52,928)	(15.9)%	(34,647)	(10.2)%	18,281	(34.5)%
Loss on extinguishment of debt	—	0.0%	(42,804)	(12.5)%	(42,804)	100.0%
Other, net	(12)	(0.0)%	1,436	0.4%	1,448	12,066.7%

	(51,792)	(15.6)%	(74,058)	(21.7)%	(22,266)	43.0%

Income before provision for income taxes	23,792	7.1%	18,845	5.5%	(4,947)	(20.8)%
Provision for income taxes	8,729	2.6%	9,041	2.6%	312	3.6%

Net income	15,063	4.5%	9,804	2.9%	(5,259)	(34.9)%
Preferred stock dividends	(31,564)	(9.5)%	(4,195)	(1.2)%	27,369	(86.7)%

Net income (loss) attributable to common stockholders	$(16,501)	(5.0)%	$5,609	1.8%	$22,110	134.0%

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

Network Services revenues increased $1.7 million to $132.1 million for the year ended December 31, 2005 from $130.4 million for 2004. The increase in revenues was primarily due to volume growth in our GSM transport and intelligent network database services, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, two of our SS7 customers announced that they intended to replace our SS7 network solution. This replacement has resulted in the reduction of 2006 network services revenues by $6.3 million.

Number Portability Services revenues increased $2.4 million to $50.8 million for the year ended December 31, 2005 from $48.5 million for 2004. The increase in revenues was primarily due to higher porting activity. During the fourth quarter of 2004, we received notice from Sprint of its intention to move number portability error resolution services provided by us to its own internal platforms effective May 24, 2005. However, we continued to provide limited number portability error resolution services to Sprint until December 31, 2005. In April 2005, we signed a transitional support services agreement with Sprint to assist in their migration of the number portability error resolution services to their internal platforms. We have accelerated the amortization of deferred Sprint implementation fees and the associated deferred Sprint implementation costs to fully amortize these over the year ended December 31, 2005. We also amortized the transition fee over the 2005 fiscal year. Based on this new agreement, the 2005 number portability revenues from Sprint were relatively comparable to 2004 revenues, however, we will no longer have any revenues from Sprint for these services in future years. This decrease in revenues will be partially offset by decreased costs associated with providing these services. We expect to continue providing Sprint with number portability services other than number portability error resolution services. The Sprint migration reduced total 2006 revenues by $19.3 million, excluding the effect of any new or expanded services.

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

Preferred stock dividends were $4.2 million for the year ended December 31, 2005 and $31.6 million for the year ended December 31, 2004. The undeclared and unpaid preferred dividends relate to the 10% preferred yield on Syniverse Inc.’s class A cumulative redeemable convertible preferred stock issued on February 14, 2002. The 2004 amounts are recorded as a part of the class A redeemable preferred stock balance. On February 15, 2005, we redeemed 124,876 shares of our class A cumulative redeemable convertible preferred stock including accrued and unpaid dividends at a liquidation value of $176.5 million with proceeds received from our initial public offering. On March 28, 2005, pursuant to the terms of our second amended and restated certificate of incorporation, all of our outstanding shares of class A cumulative redeemable convertible preferred stock were converted into 10,209,598 shares of our common stock based upon the liquidation value (plus accrued and unpaid dividends) of the class A cumulative redeemable convertible preferred stock using the initial public offering price of $16 per share. We had no shares of class A cumulative redeemable preferred stock outstanding as of December 31, 2005.

Selected Quarterly Results of Operations

The following table sets forth selected unaudited statement of income data for the eight quarters ended December 31, 2006, both in dollar amounts and as a percentage of total revenues. This data should be read in conjunction with the audited financial statements for the years ended December 31, 2005 and 2006 and related notes included elsewhere herein. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues:
Technology Interoperability Services	$23,199	$27,201	$30,662	$27,368	$25,837	$30,798	$42,996	$39,024
Network Services	32,232	33,415	35,227	31,246	31,493	31,549	31,911	29,879
Number Porting Services	11,669	12,607	13,300	13,260	6,730	7,220	7,682	7,134
Call Processing Services	6,403	7,322	7,158	7,735	7,191	7,288	7,596	7,240
Enterprise Solutions	3,082	2,927	2,517	2,500	2,130	2,084	1,792	1,283

Revenues (excluding Off-Network Database Query Fees)	76,585	83,472	88,864	82,109	73,381	78,939	91,977	84,560
Off-Network Database Query Fees	2,834	3,403	3,015	1,509	2,036	3,255	1,590	1,281

Total revenues	79,419	86,875	91,879	83,618	75,417	82,194	93,567	85,841
Costs and expenses:
Cost of operations	32,426	34,446	31,603	30,715	31,206	33,545	35,196	34,694
Sales and marketing	5,662	5,812	6,227	5,643	5,493	6,871	6,297	6,785
General and administrative	10,154	12,380	13,649	13,213	17,311	13,673	13,566	13,958
Depreciation and amortization	11,885	12,190	11,246	11,494	9,981	9,868	10,685	10,638
Restructuring	—	—	143	—	338	—	668	—

	60,127	64,828	62,868	61,065	64,329	63,957	66,412	66,075

Operating income	19,292	22,047	29,011	22,553	11,088	18,237	27,155	19,766
Other income (expense), net:
Interest income	339	398	587	633	634	445	327	418
Interest expense	(10,504)	(8,590)	(8,492)	(7,061)	(6,742)	(6,707)	(7,018)	(6,861)
Loss on extinguishment of debt	(23,788)	—	(19,016)	—	(924)	—	—	—
Other, net	—	—	(6)	1,442	119	211	57	(55)

	(33,953)	(8,192)	(26,927)	(4,986)	(6,913)	(6,051)	(6,634)	(6,498)

Income (loss) before provision for (benefit from) income taxes	(14,661)	13,855	2,084	17,567	4,175	12,186	20,521	13,268
Provision for (benefit from) income taxes	2,291	2,077	2,379	2,294	625	2,699	2,939	(45,837)

Net income (loss)	(16,952)	11,778	(295)	15,273	3,550	9,487	17,582	59,105
Preferred stock dividends	(4,195)	—	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(21,147)	$11,778	$(295)	$15,273	$3,550	$9,487	$17,582	$59,105

Net income (loss) per common share:
Basic	$(0.43)	$0.18	$(0.00)	$0.23	$0.05	$0.14	$0.26	$0.88

Diluted	$(0.43)	$0.18	$(0.00)	$0.23	$0.05	$0.14	$0.26	$0.88

	Percentage of Total Revenues for the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues:
Technology Interoperability Services	29.2%	31.3%	33.4%	32.7%	34.3%	37.5%	46.0%	45.5%
Network Services	40.6%	38.5%	38.3%	37.4%	41.8%	38.4%	34.1%	34.8%
Number Porting Services	14.7%	14.5%	14.5%	15.8%	8.9%	8.8%	8.2%	8.3%
Call Processing Services	8.1%	8.4%	7.8%	9.3%	9.5%	8.9%	8.1%	8.4%
Enterprise Solutions	3.8%	3.4%	2.7%	3.0%	2.8%	2.5%	1.9%	1.5%

Revenues (excluding Off-Network Database Query Fees)	96.4%	96.1%	96.7%	98.2%	97.3%	96.0%	98.3%	98.5%
Off-Network Database Query Fees	3.6%	3.9%	3.3%	1.8%	2.7%	4.0%	1.7%	1.5%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of operations	40.8%	39.7%	34.4%	36.7%	41.4%	40.8%	37.6%	40.4%
Sales and marketing	7.1%	6.7%	6.8%	6.7%	7.3%	8.4%	6.7%	7.9%
General and administrative	12.8%	14.3%	14.9%	15.8%	23.0%	16.6%	14.5%	16.3%
Depreciation and amortization	15.0%	14.0%	12.2%	13.7%	13.2%	12.0%	11.4%	12.4%
Restructuring	0.0%	0.0%	0.2%	0.0%	0.4%	0.0%	0.7%	0.0%

	75.7%	74.6%	68.4%	73.0%	85.3%	77.8%	71.0%	77.0%

Operating income	24.3%	25.4%	31.6%	27.0%	14.7%	22.2%	29.0%	23.0%
Other income (expense), net:
Interest income	0.4%	0.6%	0.6%	0.8%	0.8%	0.5%	0.3%	0.5%
Interest expense	(13.2)%	(9.9)%	(9.2)%	(8.4)%	(8.9)%	(8.2)%	(7.5)%	(8.0)%
Loss on extinguishment of debt	(30.0)%	0.0%	(20.7)%	0.0%	(1.2)%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	(0.0)%	1.7%	0.2%	0.3%	0.1%	(0.1)%

	(42.8)%	(9.3)%	(29.3)%	(6.0)%	(9.2)%	(7.4)%	(7.1)%	(7.6)%

Income (loss) before provision for (benefit from) income taxes	(18.5)%	19.7%	2.3%	21.0%	5.5%	14.8%	21.9%	15.5%
Provision for (benefit from) income taxes	2.9%	2.4%	2.6%	2.7%	0.8%	3.3%	3.1%	(53.4)%

Net income (loss)	(21.4)%	17.3%	(0.3)%	18.3%	4.7%	11.5%	18.8%	68.9%
Preferred stock dividends	(5.3)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Net income (loss) attributable to common stockholders	(26.7)%	3.3%	(0.3)%	18.3%	4.7%	11.5%	18.8%	68.9%

Liquidity and Capital Resources

Cash Flow Information

During the year ended December 31, 2006, our operations generated $97.8 million of cash as compared to $110.6 million for 2005. The decrease was primarily attributable to lower income before income taxes adjusted for non-cash items and lower cash collections. Cash and cash equivalents were $26.7 million at December 31, 2006 as compared to $49.3 million at December 31, 2005. This decrease was primarily due to the payment of approximately $43.9 million, net of acquired cash, for the acquisition of ITHL, the payment of $41.8 million of principal on our senior credit facility and the early redemption of the remaining $14.5 million aggregate principal amount of our 12 3/4% senior subordinated notes due 2009. Our working capital decreased $6.6 million to $49.2 million at December 31, 2006 from $55.9 million at December 31, 2005. The decrease in working capital was primarily due to lower net cash from operations and higher accrued liabilities, offset in part by lower current maturities of long-term debt.

Capital expenditures for property and equipment, including capitalized software costs, decreased to $19.9 million for the year ended December 31, 2006 from $34.0 million for year ended December 31, 2005. For fiscal 2004, we incurred approximately $22.2 million for capital expenditures primarily for investment in our SS7 network. For fiscal 2005, we incurred approximately $34.0 million for capital expenditures, primarily for investment in our network, capitalized software development and capital expenditures of approximately $10.0 million associated with our lease of new office space. For fiscal 2006, we incurred approximately $19.9 million for capital expenditures, primarily for investment in our network, capitalized expenditures associated with the move to our new corporate headquarters and capitalized software development. We expect total capital expenditures in 2007 to be approximately $22.0 million.

In February 2005, we entered into a lease agreement for approximately 199,000 square feet of new office space for our headquarters in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. In connection with this lease, through December 31, 2005, we incurred incremental operating expenses related solely to this move of $2.9 million and capital costs related solely to the facility build out of approximately $10.0 million. In 2006, we incurred $5.3 million in move related expenses, which included duplicative lease payments and a $1.3 million charge related to the early termination of our lease on our former corporate headquarters. Additionally in 2006, we incurred and capitalized $3.8 million of costs related to the move to our new corporate headquarters.

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

Borrowings under the new senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.50% for the revolving loans and 1.75% for the term debt. As of December 31, 2006, the applicable interest rate was 7.37% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of December 31, 2006, we had an aggregate face amount of $136.6 million of outstanding indebtedness under our new senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of December 31, 2006.

The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors, and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. (“Syniverse”) and the Guarantors. The obligation under the Credit Agreement is also secured by a pledge of the capital stock of Syniverse and its direct and indirect U.S. subsidiaries.

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

Previous Senior Credit Facility

In February 2002, we entered into our previous senior credit facility, which provided for aggregate borrowings of up to $328.3 million. The facility was comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term B loan facility of $293.3 million in term loans. The revolving line of credit and the term note each bore interest at variable rates based on, at our option, LIBOR or the greater of the Prime Rate and the weighted average of the rates on overnight federal funds transactions plus 0.5%.

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

As of December 31, 2004, we had an aggregate face amount of $220.1 million of outstanding indebtedness under our previous senior credit facility representing the term B note facility, which bore interest at a variable weighted average rate of 5.4% and had a final maturity of September 30, 2010. As of December 31, 2004, there was $35.0 million available under the revolving credit facility, which had a final maturity of December 31, 2006.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2006, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2006 and 2005.

Non-GAAP Financial Measures

EBITDA

We determine EBITDA by adding net interest expense, income taxes, depreciation and amortization to net income (loss). Reconciliations of both net income (loss) and cash flows from operations to EBITDA are presented in the financial tables contained herein.

We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as an assessment of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of December 31, 2006, our estimated unbilled revenues were $7.7 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.8 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of December 31, 2006 and our bad debt expense for the year then ended to change by $0.09 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2006 and our bad debt expense for the year then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of December 31, 2006, our allowance for credit memos totaled $3.2 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.3 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During the third quarter of 2004, indicators of impairment based on anticipated declines in call processing and the discontinuation of a carrier’s use of our access billing services resulted in the company recording a $9.0 million impairment charge for certain capitalized software, which thereafter had a carrying value of $7.4 million. During the fourth quarter of 2004, we recorded an impairment charge of $5.1 million on our customer base intangible assets resulting from a technology interoperability customer’s notification to us that it did not intend to renew its contract for these services. No impairment was recognized for the year ended December 31, 2006.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the year ended December 31, 2006.

Restructuring

We have made estimates of the costs to be incurred as a part of our various restructuring plans. We have also made estimates in September 2004 related to our acquisition of IOS North America which was recorded as a part of our purchase accounting. The payments related to this restructuring plan were completed in December 2006. In September 2005, we formulated a restructuring plan to eliminate redundant positions at our Syniverse Holdings Limited subsidiary. As a result, we incurred $0.1 million in severance related costs in the third quarter of 2005. The payments related to this restructuring plan were completed in December 2005. In February 2006 and August 2006, we competed restructuring plans in our operations and marketing groups. As a result, we incurred $1.0 million in severance related costs. As of December 31, 2006, our remaining restructuring accrual related to this plan was $0.2 million. We expect to pay the remaining restructuring costs in 2007. The balance in this account at December 31, 2006 continues to represent our best estimate.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses, or as a part of our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. Historically, we have had few changes in estimates for these accruals. The most significant claim against us was the SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) claim in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. On August 23, 2006, all claims between SBC and Syniverse relating to this matter were settled resulting in a $1.4 million charge to our statement of operations during the third quarter of 2006.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002, the Softwright Holdings, Ltd. acquisition in December 2003, the acquisition of IOS North America in September 2004 and the acquisition of ITHL in June 2006, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. If the estimates of the economic lives on the definite-lived intangible assets acquired as part of the above mentioned acquisitions were reduced by one year, our 2007 amortization expense would increase by approximately $1.4 million.

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

Our fourth quarter results include a reversal of a significant portion of our deferred tax asset valuation allowance. A valuation allowance, originally established in 2003 and adjusted annually thereafter, was recorded as we determined that the realization of those tax assets did not meet the more-likely-than-not criteria under accounting rules. In the fourth quarter of 2006, based upon an evaluation of our most recent seven quarters of profitability and the expectation of continued net income, a $49.2 million tax benefit was recognized as we determined that we had met the more-likely-than-not criteria related to certain net deferred tax assets. We continue to maintain a valuation allowance for certain other net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carry forwards. The valuation allowance as of December 31, 2005 and 2006 was $79.4 and $10.5 million, respectively.

We have significant Federal net operating losses (NOLs) and capital losses totaling approximately $80.7 million and $0.9 million, respectively, many of which we succeeded to as a result of our merger with Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

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

Stock-Based Compensation

We use the fair value of our company and of our common stock in determining the amount we are required to recognize as compensation expense as a result of any of our stock option grants.

Prior to February 10, 2005, the date of our initial public offering, we determined the fair value of our company and the underlying value of the shares of our common stock based on internally-generated valuations which we prepared contemporaneously with our stock option grants in the first and third quarters of 2004. We used the income approach using the discounted cash flow methodology and we believe that our methodologies were comparable to those that a third party would use. Our board of directors established the exercise price of all options issued under our stock option plans significantly above the fair value that the board of directors determined for the underlying common stock using the discounted cash flow methodology. For these reasons, we did not obtain contemporaneous externally-prepared valuations by a third-party valuation specialist.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to account for share-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation (SFAS 123) and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). See Note 3—Summary of Significant Accounting Policies—in these financial statements, and Note 6—Stock-Based Compensation—for additional information.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective starting January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position or results of operations.

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

Contractual Obligations and Commitments

As of December 31, 2006, our contractual obligations consist only of our debt and operating leases. We do not have a pension plan or other long-term employee benefit plan. Our contracts with certain of our technology service providers, which range in length from 12 months to 60 months, have no minimum payment requirements.

Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$449,968	$24,629	$48,961	$48,564	$327,814
Operating lease obligations	58,392	7,437	11,965	10,158	28,832
Purchase obligations (2)	7,654	4,506	2,475	673	—

Total	$516,014	$36,572	$63,401	$59,395	$356,646

(1)	The interest rate on Term Note B is at LIBOR plus 1.75%, with LIBOR assumed to be 5.37%.
(2)	Amounts represent primarily purchase obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. On March 13, 2007, we had $136.6 million of variable rate debt outstanding on our new senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.4 million. Under the terms of the new senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of December 31, 2005 and 2006, we had variable rate debt of approximately $178.3 million and $136.6 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our December 31, 2006 financial position and results of operations. This could change in future periods due to our acquisition of ITHL, which has as its functional currency the Hong Kong dollar and has contractual arrangements with multiple customers that are collectible and payable in currencies other than the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 63 for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the CEO and CFO, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting does not include the internal controls of Interactive Technologies Holdings Limited (ITHL), acquired on June 16, 2006. ITHL, which is included in the 2006 consolidated financial statements of Syniverse Holdings, Inc., constituted $60.8 million (8%) and $48.1 million (12%) of total and net assets, respectively, as of December 31, 2006 and $17.8 million (5%) and $3.1 million (3%) of revenues and net income, respectively, for the year then ended.

Ernst & Young LLP, our independent registered public accounting firm, audited our management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

Syniverse Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included at Item 9A, that Syniverse Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syniverse Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Interactive Technologies Holdings Limited, which is included in the 2006 consolidated financial statements of Syniverse Holdings, Inc. and constituted $60.8 million (8%) and $48.1 million (12%) of total and net assets, respectively, as of December 31, 2006 and $17.8 million (5%) and $3.1 million (3%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Syniverse Holdings, Inc., also did not include an evaluation of the internal control over financial reporting of Interactive Technologies Holdings Limited.

In our opinion, management’s assessment that Syniverse Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Syniverse Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006, of Syniverse Holdings, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 8, 2007

ITEM 9B.	OTHER INFORMATION

In December 2006, our Board of Directors named Robert J. Marino non-executive Chairman of the Board effective December 31, 2006. Mr. Marino succeeded G. Edward Evans, who left the company at the end of 2006.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information relating to our directors and executive officers under the captions “Proposal 1— Election of Directors—Nominees,” and “Executive Compensation and Other Information,” in our proxy statement for the 2007 annual meeting of stockholders to be held on May 8, 2007. We will provide information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. All of the preceding information is incorporated in this Item 10 by reference.

Resignation of Executive Officer

On March 13, 2007, Syniverse Holdings, Inc. (the “Company”) announced that Raymond L. Lawless will resign as chief financial officer of the Company, effective as of May 31, 2007 (the “Separation Date”). In connection with Mr. Lawless’ resignation, he and the Company entered into a separation agreement (the “Separation Agreement”), pursuant to which Mr. Lawless will serve as a consultant to the Company for twelve months following the Separation Date (the “Consulting Period”). During the Consulting Period, Mr. Lawless will be compensated at a rate equal to his annual base salary in effect as of the Separation Date. All unvested options and restricted shares previously granted to Mr. Lawless will be forfeited (other than options due to vest May 12, 2007 and restricted shares due to vest June 6, 2007 which will vest as of the Separation Date). Additionally, under certain circumstances, if the Company accelerates the vesting of options outstanding under the 2006 Long-Term Equity Incentive Plan within one year of the Separation Date, Mr. Lawless will be eligible to receive certain payments. A copy of the Separation Agreement is filled as Exhibit 10.34 to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES [TO BE UPDATED]

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

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (13)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (14)

Exhibit No.	Description

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (14)

4.8	Form of 7 3/4% Exchange Note. (14)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.4	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.5	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.6	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.7	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.8	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan. (12)

10.9	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.10	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.11	Agreement for the purchase and sale of Softwright Holdings Limited, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.12	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.13	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.14	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.15	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

Exhibit No.	Description

†10.16	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.17	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.18	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.19	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.20	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.21	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.22	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.23	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.24	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.25	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

†10.26	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (15)

†10.27	Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (15)

†10.28	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy J. White. (16)

†10.29	Share Purchase Agreement, dated as of June 16, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., Interactive Technology Holdings Limited and each of Raymond Cheung, Kenneth Wong, Peter Chan, DBS Nominees Pte Ltd and Seavi Advent Venture Management Pte. (17)

†10.30	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Leigh Hennen. (17)

†10.31	Form of Amended and Restated Restricted Stock Grant Agreement. (18)

†10.32	Form of Amended and Restated Non-Qualified Stock Option Award Agreement. (19)

Exhibit No.	Description

†10.33	Syniverse Holding Inc. 2006 Long-Term Equity Incentive Plan. (20)

*10.34	Executive Separation Agreement, dated as of March 12, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless.

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, independent registered certified public accountants.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Annual Report on Form 10-Kfor the fiscal year ended December 31, 2004.
(13)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed on August 24, 2005.
(14)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(15)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated April 3, 2006.
(17)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated June 16, 2006.
(18)	Incorporated by reference to Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(19)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 3, 2006.
(20)	Incorporated by reference to Registrants’ Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
†	Compensatory plan or agreement.
*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syniverse Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 8, 2007

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	December 31, 2005	December 31, 2006
ASSETS
Current assets:
Cash	$49,294	$26,704
Accounts receivable, net of allowances of $1,067 and $1,117, respectively	61,735	69,163
Prepaid and other current assets	4,379	10,137

Total current assets	115,408	106,004

Property and equipment, net	43,426	42,880
Capitalized software, net	52,674	51,803
Deferred costs, net	6,218	4,842
Goodwill	362,065	393,662
Identifiable intangibles, net	190,327	182,254
Other assets	1,240	2,702

Total assets	$771,358	$784,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,862	$8,591
Accrued payroll and related benefits	11,738	5,142
Accrued interest	5,618	5,206
Other accrued liabilities	21,067	36,461
12 3/4% senior subordinated notes due 2009, net of discount	14,469	—
Current portion of Term Note B	1,801	1,393

Total current liabilities	59,555	56,793

Long-term liabilities:
Deferred tax liabilities	36,186	1,900
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	176,524	135,168
Other long-term liabilities	1,454	492

Total long-term liabilities	389,164	312,560

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 67,667,819 shares issued and 67,370,851 shares outstanding and 68,419,194 shares issued and 68,039,075 shares outstanding at December 31, 2005 and December 31, 2006, respectively	68	68
Additional paid-in capital	457,165	459,125
Accumulated deficit	(134,501)	(44,777)
Accumulated other comprehensive income (loss)	(70)	406
Common stock held in treasury, at cost; 296,968 and 380,119 shares at December 31, 2005 and December 31, 2006, respectively	(23)	(28)

Total stockholders’ equity	322,639	414,794

Total liabilities and stockholders’ equity	$771,358	$784,147

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2004	2005	2006
Revenues (including $1,462, $959 and $0 from affiliate, respectively)	$332,403	$341,791	$337,019

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below and including $195, $294 and $0 from affiliate, respectively)	138,484	129,190	134,641
Sales and marketing	20,244	23,344	25,446
General and administrative (including $500, $83 and $0 from affiliate, respectively)	41,774	49,396	58,508
Depreciation and amortization	41,972	46,815	41,172
Restructuring	289	143	1,006
Impairment losses on intangible assets	14,056	—	—

	256,819	248,888	260,773

Operating income	75,584	92,903	76,246

Other income (expense), net:
Interest income	1,148	1,957	1,824
Interest expense	(52,928)	(34,647)	(27,328)
Loss on extinguishment of debt	—	(42,804)	(924)
Other, net	(12)	1,436	332

	(51,792)	(74,058)	(26,096)

Income before provision for (benefit from) income taxes	23,792	18,845	50,150
Provision for (benefit from) income taxes	8,729	9,041	(39,574)

Net income	15,063	9,804	89,724
Preferred stock dividends	(31,564)	(4,195)	—

Net income (loss) attributable to common stockholders	$(16,501)	$5,609	$89,724

Net income (loss) per common share:
Basic	$(0.41)	$0.09	$1.34

Diluted	$(0.41)	$0.09	$1.33

Weighted average common shares outstanding:
Basic	39,838	61,973	66,943

Diluted	39,838	62,978	67,298

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(DOLLARS IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2003	$40	$68,585	$(159,368)	$426	$—	$(90,317)

Net income	—	—	15,063	—	—	15,063
Other comprehensive income- unrealized loss on investments	—	—	—	(42)	—	(42)

Comprehensive income	—	—	—	—	—	15,021
Accrued dividends on class A preferred stock	—	(31,564)	—	—	—	(31,564)

Balance, December 31, 2004	$40	$37,021	$(144,305)	$384	$—	$(106,860)

Net income	—	—	9,804	—	—	9,804
Other comprehensive income- unrealized loss on investments	—	—	—	(237)	—
foreign currency translation loss	—	—	—	(217)	—	(454)

Comprehensive income	—	—	—	—	—	9,350
Issuance of common stock	18	260,948	—	—	—	260,966
Conversion of preferred stock to common stock	10	163,391	—	—	—	163,401
Accrued dividends on class A preferred stock	—	(4,195)	—	—	—	(4,195)
Purchase of treasury stock	—	—	—	—	(23)	(23)

Balance, December 31, 2005	$68	$457,165	$(134,501)	$(70)	$(23)	$322,639

Net income	—	—	89,724	—	—	89,724
Other comprehensive income- unrealized loss on investments	—	—	—	(118)	—
foreign currency translation gain	—	—	—	594	—	476

Comprehensive income	—	—	—	—	—	90,200
Stock options exercised	—	140	—	—	—	140
Stock-based compensation		1,820				1,820
Purchase of treasury stock	—	—	—	—	(5)	(5)

Balance, December 31, 2006	$68	$459,125	$(44,777)	$406	$(28)	$414,794

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income	$15,063	$9,804	$89,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	51,044	50,431	42,538
Provision for (recovery of) uncollectible accounts	(165)	546	489
Deferred income tax expense (benefit)	8,562	8,948	(40,304)
Loss on extinguishment of debt	—	42,804	924
Stock-based compensation	—	—	1,820
Loss on disposition of property	147	612	441
Gain on sale of marketable securities	—	(1,446)	(119)
Impairment losses on intangible assets	14,056	—	—
Changes in operating assets and liabilities:
Accounts receivable	(15,617)	17,169	(637)
Other current assets	1,424	172	2,957
Accounts payable	8,356	(6,486)	(5,960)
Other current liabilities	4,873	(10,971)	6,400
Other assets and liabilities	(2,047)	(1,006)	(462)

Net cash provided by operating activities	85,696	110,577	97,811

Cash flows from investing activities
Capital expenditures	(22,184)	(34,001)	(19,921)
Proceeds from the sale of marketable securities	—	1,446	119
Acquisition of IOS North America	(56,479)	—	—
Acquisition of ITHL, net of acquired cash	—	—	(43,881)

Net cash used in investing activities	(78,663)	(32,555)	(63,683)

Cash flows from financing activities
Debt issuance costs paid	(1,102)	(6,681)	—
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	—	(257,661)	(15,424)
Repayment of previous senior credit facility	—	(220,073)	—
Principal payments on previous senior credit facility	(40,701)	—	—
Borrowings under previous senior credit facility	44,500	—	—
Borrowings under new senior credit facility	—	240,000	—
Principal payments on new senior credit facility	—	(61,675)	(41,763)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	175,000	—
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,966	—
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—
Stock options exercised	—	—	140
Purchase of treasury stock	—	(23)	(5)

Net cash provided by (used in) financing activities	2,697	(46,603)	(57,052)

Effect of exchange rate changes on cash	(110)	(44)	334

Net increase (decrease) in cash	9,620	31,375	(22,590)
Cash at beginning of period	8,299	17,919	49,294

Cash at end of period	$17,919	$49,294	$26,704

Supplemental cash flow information
Interest paid	$44,296	$40,695	$26,455
Income taxes paid	81	140	764

Supplemental non-cash transactions
Reduction of goodwill and restructuring reserve accrual	—	444	72

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Description of Business and History

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our mission-critical technology services solve technical and operational challenges for the wireless industry by translating otherwise incompatible communication standards and protocols and simplifying carrier interconnectivity allowing seamless communications and facilitating advanced services. Our fully-integrated suite of transaction-based services allows carriers to deliver seamless voice, data and next generation services to wireless subscribers. We currently provide our services to more than 350 carriers in over 50 countries. For 20 years, we have served a critical and central role as one of the wireless industry’s only carrier-neutral intermediaries and continue to develop innovative solutions to solve the challenges that arise as new technologies, standards and protocols emerge. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

History

As described more fully in Note 4, we acquired the North American clearinghouse business of Electronic Data Systems Corporation (IOS North America) on September 30, 2004. The acquisition was accounted for using the purchase method of accounting.

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

As described more fully in Note 5, we acquired the capital stock of Perfect Profits International Limited (PPIL) which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited on June 16, 2006. The acquisition was accounted for using the purchase method of accounting.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Inc., Syniverse, Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited) and Perfect Profits International Limited (PPIL) since the date of acquisition of June 16, 2006. Syniverse Inc. was wholly owned by Syniverse LLC until our February 10, 2005 initial public offering as described in Note 15. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

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

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, Short Message Service (“SMS”) and Multimedia Messaging Services (“MMS”), revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed. Through our acquisition of Interactive Technology Holdings Limited (ITHL), we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs charged to expense amounted to $307, $247 and $150 for the years ended December 31, 2004, 2005 and 2006, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of operations amounted to $13,102, $16,964 and $18,725 for the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-Based Compensation

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees and a Directors’ Stock Option Plan for directors. On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan 2006 and Employee

Stock Purchase Plan. We account for these plans and related grants thereunder under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Please refer to Note 6 for further discussion regarding stock-based compensation.

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

We charge interest on overdue receivables, but do not recognize interest income until collected. At December 31, 2005 and 2006, accounts receivable includes interest receivable totaling $1,016 and $1,314, respectively, related to finance charges to customers, which are fully offset by a contra account.

Property and Equipment, Net

Property and equipment consist primarily of hardware and software equipment necessary to operate our SS7 network, leasehold improvements and furniture in our headquarter facilities, which are recorded at cost and depreciated using the straight-line method over the estimated remaining lives.

The asset lives used are presented in the following table:

Average Lives (In Years)
Equipment	5 – 10
Furniture and fixtures	6
Leasehold improvements	Shorter of term of lease or life of asset

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

Capitalized Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three years. Amortization of capitalized software costs included in depreciation and amortization in the consolidated statements of income was $12,020, $13,277 and $14,107 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Identifiable Intangible Assets

We amortize identifiable intangible assets with other than indefinite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2005 and 2006, accumulated amortization totaled $46,348 and $58,779, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Accumulated other comprehensive income (loss) as of December 31, 2005 and 2006 is as follows:

	December 31, 2005	December 31, 2006
Net unrealized gain on investments	$118	$—
Foreign currency translation gain (loss)	(188)	406

Accumulated other comprehensive income (loss)	$(70)	$406

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities . These equity securities are included in other current assets in the accompanying consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2005 and 2006, available-for-sale securities had a fair value of $118 and $0, respectively. Because the cost of these securities had previously been written off due to other-than-temporary declines, the fair value of these securities reflects unrealized holding gains of $118 and $0 at December 31, 2005 and 2006, respectively. As of December 31, 2006, we no longer had any investment in these securities.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of December 31, 2006, our investment was $888 and is included in other assets.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52 (SFAS 52), Foreign Currency Translation, income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of stockholder’s equity.

Segment Reporting

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the years ended December 31, 2004, 2005 and 2006, we derived 88.6%, 86.0% and 77.4%, respectively, of our revenues from customers in the United States.

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the year ended December 31, 2006 excludes 295,363 shares held by our management, which represent the weighted average number of shares, which were not fully vested. There were no unvested shares outstanding in 2004. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004, 2005 and 2006, options to purchase 306,251, 423,647, and 664,658 shares of common stock, respectively, were outstanding. Due to the anti-dilutive nature of the options and the class A cumulative redeemable convertible preferred stock, these were not considered and thus there is no effect on the calculation of weighted average shares for diluted net loss per common share for the year ended December 31, 2004. As a result, the basic and diluted net losses per common share amounts are identical for that year. However, for the years ended December 31, 2005 and 2006, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

The following table displays the computation of net income (loss) per common share:

	2004	2005	2006
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to common stockholders	$(16,501)	$5,609	$89,724
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	39,837,630	61,973,251	66,942,944
Unvested common stock	—	962,415	295,363
Potentially dilutive stock options and restricted stock	—	42,758	60,039

Diluted weighted-average common shares outstanding	39,837,630	62,978,424	67,298,346

Basic net income (loss) per common share	$(0.41)	$0.09	$1.34

Diluted net income (loss) per common share	$(0.41)	$0.09	$1.33

Correction of Error

During the preparation of our 2006 annual financial statements, we discovered a customer billing error related to one of our services. As a result, we determined that our revenues were overstated during the period from October 2005 to September 2006 by $2,370, of which $124 related to the fourth quarter of 2005. We reviewed the impact of the error on the fourth quarter of 2005 and through the third quarter of 2006 and concluded that the cumulative impact of the error was not material to the previously reported quarters. As a result, we have recorded the correction of the full amount of the error in the fourth quarter of 2006.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2006 presentations.

3. Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective starting January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position or results of operations.

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

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $56,479 was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. The fair value of the intangible assets (the customer base and capitalized software) was determined by a third-party appraisal firm using an income approach. The customer base and capitalized software were valued using the discounted future cash flows and the relief from royalty methods, respectively. The valuations considered historical financial results and expected and historical trends. The estimated future cash flows for the customer base were discounted using a cost of capital or cost of equity depending on the expected duration of the customer relationship at annually declining rates from 13.0% to 8.0% to represent the decreased risk as each year passes. The future cash flows for the capitalized software were discounted using a cost of capital of 13.0%. The 13.0% cost of capital was based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. In determining the useful life of the IOS North America customer base, we considered this specific customer base, our historical customer attrition rate and known or expected customer losses. These intangible assets are being amortized over their estimated lives using the straight-line method. The fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $31,194 in goodwill, which is subject to at least an annual impairment review. We expect that the total amount of goodwill recorded will be deductible for tax purposes.

In connection with the IOS North America acquisition, we began to formulate a restructuring plan, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of this plan, we recognized $1,888 of employee relocation and termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2006, we have paid all amounts relating to these benefits.

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

5. Acquisition of Interactive Technology Holdings Limited Business

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45,012 in cash including preliminary working capital adjustments and earn-out to the sellers of approximately $6,160, which has not been paid. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7,000 in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Additionally, in connection with the acquisition, we incurred $1,106 in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $45,012 was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. The fair value of the intangible assets (in-process research and development, completed technologies and customer relationship) and deferred revenues was determined by a third-party appraisal firm, using an income approach and estimates and assumptions provided by management. The following table summarizes the allocation of the purchase price based on the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

	Amount	Estimated Useful Life
Cash	$1,131
Accounts receivable	7,180
Other current assets	7,240
Property and equipment	1,085	1 – 5 years
In-process research and development	167
Completed technologies	6,514	6 years
Customer relationship	4,298	7 years
Goodwill	31,619

Total assets	$59,234
Accounts payable	3,093
Other accrued liabilities	9,051
Deferred tax liabilities	2,078

Total liabilities	$14,222

Total purchase price	$45,012

The completed technologies and customer relationship were valued using discounted future cash flows. The valuations considered historical financial results and expected and historical trends. The future cash flows for the completed technologies and customer relationship were discounted using a cost of capital of 20.0%. The 20.0%

cost of capital was based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. The estimated useful lives of the completed technologies and customer relationship intangible assets are 6 and 7 years, respectively, and are being amortized over their estimated useful lives using the straight-line method.

In-process research and development (IPR&D) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value of the IPR&D was determined using an income approach by considering estimated future revenues, cost to develop the acquisition-related IPR&D into commercially viable products and estimating the resulting net cash flows from the project when completed, which were discounted to their present value using a cost of capital of 25.0% due to the uncertainty of the future economic benefits. The acquired in-process research and development of $167 was written-off to general and administrative expense in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Deferred revenues (included in other accrued liabilities) are derived from maintenance contracts. The liability related to the deferred revenue was estimated by a third-party appraisal firm using a direct cost approach. The direct cost approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $226 to $241, which represents our estimate of the fair value of the contractual obligations assumed.

The fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $31,619 in goodwill, which is subject to at least an annual impairment review. We expect that the total amount of goodwill recorded will be deductible for tax purposes.

Since the acquisition was completed as of the close of business on June 16, 2006, ITHL’s operating results have only been included in our consolidated statement of operations since that date. The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated beginning on January 1, 2005. Pro forma adjustments arise primarily due to the asset revaluation. Because the selected pro forma consolidated financial information is based upon ITHL’s financial position and operating results during the period when ITHL was not under the control, influence or management of Syniverse, the unaudited selected pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2005:

	Year Ended December 31,
	2005	2006
	(unaudited)	(unaudited)
Revenues	$363,728	$350,648
Operating income	96,360	79,653
Net income	8,443	92,569

6. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing, all of which are described below. Prior to fiscal 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. For the year ended December 31, 2006, stock-based compensation expense for awards granted and our Employee Stock Purchase Plan, as discussed later in this note, was $1,820. The impact to our income from operations of recording stock-based compensation for the year ended December 31, 2006 was as follows:

Year Ended December 31, 2006
Cost of operations	$153
Sales and marketing	378
General and administrative	1,289

Total stock-based compensation	$1,820

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

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan. We do not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

As of December 31, 2006, there were options to purchase 264,298 shares outstanding under the Founder’s Stock Option Plan and options to purchase 130,360 shares outstanding under the Directors’ Stock Option Plan. With the adoption of the 2006 Long-Term Equity Incentive Plan on May 9, 2006 as noted below, the Board of Syniverse, Inc. will no longer grant options from the Founder’s Stock Option Plan or the Directors’ Stock Option Plan.

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

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of the year ended December 31, 2006, 270,000 options, which vest 33 1/3% per year, were granted to certain executive officers. As of the year ended December 31, 2006, 725,000 unvested restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. Of these 1,000,000 shares authorized, 725,000 shares have been issued. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase Common Stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. The first offering in 2006 is from August 1 through November 30. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. From the initial offering date of August 1, 2006 and through December 31, 2006, employees purchased approximately 15,094 shares at an average price of $11.19 per share. Compensation expense related to the Purchase Plan over the same period was $46. At December 31, 2006, approximately 484,906 shares were reserved for future issuance. As of the year ended December 31, 2006, there were 87 enrollments into the Purchase Plan.

The fair value of shares issued under the Purchase Plan is estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for the first offering period in 2006:

Risk-free interest rate	5.14%
Volatility factor	34.0
Dividend yield	—
Expected life (in months)	4.01

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

	Year Ended December 31,
	2006	2005
Risk-free interest rate	4.56%	4.27%
Volatility factor	34.0	33.8
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through December 31, 2006. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed. For the year ended December 31, 2005, pro forma fair value amounts of compensation expense as applied in accordance with the fair value recognition provisions of SFAS 123 were not materially different from the intrinsic value method because the fair value of the options were not material and hence are not disclosed.

SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, our forfeiture rate is not material to our fair value calculation; therefore, we currently use actual forfeitures in our calculations.

A summary of our stock-based compensation activity for the year ended December 31, 2006 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2005	423,477	$13.33
Granted	270,000	$16.13
Exercised	(11,281)	$12.43
Cancelled or expired	(17,538)	$14.36

Outstanding at December 31, 2006	664,658	$14.45	8.09	$373

Vested at December 31, 2006	219,956	$12.92	6.58	$456

Exercisable at December 31, 2006	219,956	$12.92	6.58	$456

Outstanding options as of December 31, 2006 and 2005 had a weighted average remaining contractual life of 8.1 and 7.6 years, respectively. During the year ended December 31, 2006 and 2005:

•	the weighted average fair value per share of stock-based compensation granted to employees was $6.05 and $5.76, respectively;

•	the total intrinsic value of stock options exercised was $47 and $3, respectively; and

•	the total fair value of stock options that vested during both periods was $214 and $0.3, respectively.

During the year ended December 31, 2006, $140 was received for the exercise of stock options. No tax benefits were realized from the exercise of those options. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets as of December 31, 2006.

A summary of our unvested shares activity for the year ended December 31, 2006 is as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	283,960	$2.61
Granted	270,000	$6.11
Vested	(94,217)	$2.05
Forfeited	(15,041)	$3.89

Unvested at December 31, 2006	444,702	$4.81

As of December 31, 2006, there was $1,865 of total unrecognized compensation cost related to stock options granted. The recognition period for the remaining unrecognized stock-based compensation cost is approximately five years.

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant. Generally 20% become exercisable per year from date of grant. Vesting of restricted stock is based solely on time vesting.

Changes in our restricted stock for the year ended December 31, 2006 were as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	—	$—
Granted	770,000	$15.35
Vested	—	$—
Forfeited	(45,000)	$15.49

Unvested at December 31, 2006	725,000	$15.35

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of our restricted stock awards was $9,889, which is expected to be recognized over a period of approximately five years.

7. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers. Receivables from one customer were 11.5% and 10.7% of net accounts receivable at December 31, 2005 and 2006. Sales to one customer were 20.3% of total revenues for the year ended December 31, 2004. Sales to two customers were approximately 16.7% and 10.3%, respectively, of total revenues for the year ended December 31, 2005. Sales to one customer were 17.6% of total revenues for the year ended December 31, 2006. No other customer represented more than 10% of revenues for the years ended December 31, 2004, 2005 and 2006, although a significant amount of our remaining revenues were generated from services provided to a small number of other wireless providers.

8. Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivables, accounts payable and revolving line of credit are reflected in the financial statements at their carrying value, which approximate their fair value due to the short maturity.

Available-for-sale securities are carried at fair value based on quoted market prices and are included in other current assets in the accompanying consolidated balance sheets. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2005 and 2006, available-for-sale securities had a fair value of $118 and $0, respectively. Because the cost of these securities had previously been written off due to other-than-temporary declines, the fair value of these securities reflects unrealized holding gains and losses of $118 and $0 at December 31, 2005 and 2006, respectively. As of December 31, 2006, we no longer had any investment in these securities.

The estimated fair values of our Term Note B, 12 3/4% Senior Subordinated Notes due 2009 and 7  3/4% Senior Subordinated Notes due 2013 are based on prices prevailing in the market.

The carrying amounts and fair values of our long-term debt as of December 31, 2005 and 2006 are as follows:

	December 31, 2005		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$178,325	$180,331	$136,561	$137,073
12 3/4% Senior Subordinated Notes, due 2009	14,469	15,486	—	—
7 3/4% Senior Subordinated Notes, due 2013	175,000	176,750	175,000	173,906

9. Property and Equipment

Property and equipment, net, consist of the following:

	December 31, 2005	December 31, 2006
Equipment	$70,434	$80,173
Furniture and fixtures	2,662	3,670
Leasehold improvements	2,712	10,380
Construction in progress	11,242	1,036

	87,050	95,259
Accumulated depreciation	(43,624)	(52,379)

Total	$43,426	$42,880

Depreciation expense related to property and equipment was $12,706, $14,813 and $13,632 for the years ended December 31, 2004, 2005 and 2006, respectively.

10. Capitalized Software

Capitalized software development costs, net, consist of the following:

	December 31, 2005	December 31, 2006
Software	$97,939	$108,994
Accumulated amortization	(45,265)	(57,191)

Total	$52,674	$51,803

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

Amortization expense related to capitalized software was $12,020, $13,277 and $14,107 for the years ended December 31, 2004, 2005 and 2006, respectively.

11. Identifiable Intangible Assets

Identifiable intangible assets consist of the following:

	December 31, 2005	December 31, 2006
Definite lived intangible assets
Customer contracts	506	576
Less accumulated amortization	(205)	(351)

Customer contract, net	301	225
Customer base	236,169	240,457
Less accumulated amortization	(46,143)	(58,428)

Customer base, net	190,026	182,029

Total intangibles	$190,327	$182,254

During the fourth quarter of 2004, we recorded an impairment charge of $5,074 on our customer base intangible assets resulting from a technology interoperability customer notifying us that it did not intend to renew its contract for these services. These impairment charges are classified in the caption “Impairment losses on intangible assets” in the consolidated statement of operations.

Intangible assets with other than indefinite lives are amortized over their estimated useful lives. The weighted average amortization period is 5 years for customer contracts and 19.4 years for customer base. Amortization expense related to identifiable intangibles was $17,246, $18,726 and $12,600 for the year ended December 31, 2004, 2005 and 2006, respectively. Expected amortization expenses related to acquired intangible assets for each of the next five years are the following: 2007—$13,784, 2008—$13,775, 2009—$13,678, 2010—$13,678 and 2011—$13,678.

12. Leasing Arrangements

We lease certain facilities, equipment and an aircraft for use in our operations, all of which are operating leases. Total rent expense under operating leases amounted to $6,775 in 2004, $6,736 in 2005 and $6,707 in 2006. These leases contain various renewal options that could extend the terms of the leases beyond 2011.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We had an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650 but did not exercise this option. Our former CEO and one of his affiliated entities were entitled to use the aircraft. An affiliate entity owned by the former CEO paid 25% of the monthly lease and other fixed costs for the aircraft and reimbursed us for all operating costs of the aircraft in connection with such use through December 31, 2002. Effective January 1, 2003, our former CEO was required to pay for the actual use of the aircraft related to the affiliated entity. As of December 31, 2006, $89 was owed to us under this arrangement. Amounts incurred, net of the estimated amount due from our former CEO, are included in rent expense above.

On February 28, 2005 we entered into an agreement to lease 199,000 square feet for our new corporate headquarters facility located in Tampa, Florida. The lease term is eleven years commencing on November 1, 2005 with lease payments beginning one year following the commencement date. The lease agreement for our former corporate headquarters expired October 31, 2006, however, we negotiated an early termination in accordance with the agreement. Under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value. For the year ended December 31, 2006, we recorded a lease termination loss of $1,280 which is included in general and administrative expenses, and a liability for lease termination costs for the same amount. As of December 31, 2006, all costs associated with the lease termination were paid and the liability was reduced to zero.

As of December 31, 2006, the aggregate future minimum lease commitments under all of these leases are as follows:

Year ended December 31, 2006	$7,437
Year ended December 31, 2007	6,598
Year ended December 31, 2008	5,367
Year ended December 31, 2009	5,043
Year ended December 31, 2010	5,115
Thereater	28,832

$58,392

13. Debt

The following are the amounts outstanding, net of discounts, at December 31, 2005 and 2006:

	December 31, 2005	December 31, 2006
Term Note B due February 2012, interest payable quarterly, principal payable quarterly beginning March 2005	$178,325	$136,561
$245,000 Senior Subordinated Notes due February 2009, bearing interest at 12 3/4%, interest payable semi-annually beginning August 2002, principal payable upon maturity—net of discount of $ 31	14,469	—
$175,000 Senior Subordinated Notes due August 15, 2013, bearing interest at 7 3/4%, interest payable semi-annually beginning February 2006, principal payable upon maturity	175,000	175,000

Total	367,794	311,561
Less current portion (a)	(16,270)	(1,393)

Long-term debt	$351,524	$310,168

(a)	Current portion at December 31, 2005 includes the 12.75% Senior Subordinated Notes due February 2009 of $14,469 which were redeemed in total on February 1, 2006 and the senior credit facility of $1,801. Current portion at December 31, 2006 was determined using the maturities under the senior credit facility entered into February 15, 2005 as described below.

Maturities of long-term debt for the years succeeding December 31, 2006 are as follows:

2007	$1,393
2008	1,393
2009	1,393
2010	1,393
2011	1,393
Thereafter	304,596

Total	$311,561

Senior Credit Facility

On February 15, 2005, Syniverse Technologies, Inc. entered into a $282.0 million Credit Agreement (the “senior credit facility”) with Lehman Brothers Inc., as lead arranger and book manager, LaSalle Bank National Association, as syndication agent, and Lehman Commercial Paper, as administrative agent. The obligations under the Credit Agreement are unconditionally guaranteed by Syniverse Holdings, Inc. and the U.S. domestic subsidiaries of Syniverse Technologies, Inc (the “Guarantors”).

The senior credit facility provides for aggregate borrowings of up to $282,000 as follows:

•

a revolving credit facility of up to $42,000 in revolving credit loans and letters of credit which expires on February 15, 2011; available for general corporate purposes including working capital, capital expenditures and acquisitions

•	a Term Note B facility of $240,000 in term loans maturing on February 15, 2012. Principal outstanding as of December 31, 2006 was $136,561.

We borrowed $240,000 under the senior credit facility on February 15, 2005.

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

The applicable margin for the base rate Term Note B loans is 1.00% if our consolidated leverage ratio is greater than or equal to 2.50 to 1 and 0.75% if our consolidated leverage ratio is less than 2.50 to 1. The applicable margin for the Eurodollar Term Note B loans is 2.00% if our consolidated leverage ratio is greater than or equal to 2.50 to 1 and 1.75% if our consolidated leverage ratio is less than 2.50 to 1. As of December 31, 2006, the applicable margin for the base rate Term Note B and Eurodollar Term Note B was 0.75% and 1.75%, respectively.

The applicable margin for the base rate revolving loans is 0.75% if our consolidated leverage ratio is greater than or equal to 2.50 to 1, 0.50% if our consolidated leverage ratio is greater than or equal to 2.00 to 1 but less than 2.50 to 1, and 0.25% if our consolidated leverage ratio is less than 2.00 to 1. The applicable margin for the Eurodollar revolving loans is 1.75% if our consolidated leverage ratio is greater than or equal to 2.50 to 1, 1.50% if our consolidated leverage ratio is greater than or equal to 2.00 to 1 but less than 2.50 to 1, and 1.25% if our consolidated leverage ratio is less than 2.00 to 1. As of December 31, 2006, the applicable margin for the base rate revolving loans and Eurodollar revolving loans was 0.50% and 1.50%, respectively.

The Term Note B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Year	Term Note B
2007	$1,393
2008	1,393
2009	1,393
2010	1,393
2011	1,393
Thereafter	129,596

Total	$136,561

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

The loans and other obligations under the senior credit facility are guaranteed by Syniverse Inc., and each of Syniverse Inc.’s direct and indirect subsidiaries (other than certain foreign subsidiaries).

Our obligations under the senior credit facility and the guarantees are secured by:

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

12 3/4% Senior Subordinated Notes due 2009

The 12 3/4% Senior Subordinated Notes due 2009 are general unsecured obligations of Syniverse, and are unconditionally guaranteed by Syniverse Inc. and each of the domestic subsidiaries of Syniverse. At any time prior to February 1, 2005, Syniverse could redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings by Syniverse or a contribution to Syniverse’s common equity capital made with the net cash proceeds of a concurrent equity offering by Syniverse Inc. or Syniverse LLC (but excluding any Excluded Capital Contribution, as defined, and any Reserved Contribution, as defined) provided that:

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

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, Syniverse completed a private offering of $175,000 of its 7 3/4% Senior Subordinated Notes due 2013. Interest on the notes will accrue at the rate of 7 3/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to tender $144,750 of our outstanding 12 3/4% senior subordinated notes due 2009. On February 1, 2006, the remaining funds were used to redeem the remaining 12 3/4% senior subordinated notes due 2009 not tendered in August 2005 of $14,500, plus payment of related premium of approximately $924. The balance of funds necessary for the redemption were paid from cash on hand.

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

The notes may be redeemed, in whole or in part, at any time prior to August 15, 2009, at the option of Syniverse upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium as of, and accrued and unpaid interest and liquidated damages, if any, to, the applicable redemption date, subject to the rights of note holders on the relevant record date to receive interest on the relevant interest payment date.

Except pursuant to the two preceding paragraphs, the notes will not be redeemable at Syniverse’s option prior to August 15, 2009. Syniverse is not prohibited, however, from acquiring the notes by means other than a redemption, whether pursuant to a tender offer or otherwise, assuming such acquisition does not otherwise violate the terms of the indenture.

After August 15, 2009, Syniverse may redeem all or a part of the notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below, subject to the rights of note holders on the relevant record date to receive interest on the relevant interest payment date:

Year	Percent
2009	103.875%
2010	101.938%
2011 and thereafter	100.000%

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

14. Derivatives

The portion of the interest rate associated with our Term Note B under our new senior credit facility that is based on the three month LIBOR rate is subject to variability. To protect against interest rate risk, we acquired an interest rate cap agreement during the year ended December 31, 2003. The cap had a term of two years and expired in March 2005, a notional amount of $100,000 and provides an interest rate cap of 3%. We paid a premium of $390 to obtain the cap and any amounts due to us as a result of LIBOR exceeding the strike rate were to be paid quarterly. As of December 31, 2005, the fair value of the cap was zero. The decline in fair value associated with the cap has been recorded as interest expense in the statement of operations for the years ended December 31, 2004 and December 31, 2005. There was no activity related to derivatives during the year ended December 31, 2006.

15. Stockholder’s Equity

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

After our initial public offering and the dissolution of Syniverse LLC, certain of our executives now own shares of our common stock, which are subject to vesting over time. As of March 7, 2007, 65,333 shares with an original cost of $5 were unvested.

Pursuant to the amended and restated senior management agreements dated February 9, 2005, the unvested shares are subject to the following repurchase provisions:

•

Under our former Chief Executive Officer’s amended and restated senior management agreement, we can, under certain circumstances, repurchase all of his unvested shares; however, we have a mandatory obligation to do so in the event of his death or disability. The price for each unvested share will be his original cost. As of March 7, 2007, our former Chief Executive Officer had no unvested shares of our common stock. (See Note 22—Other—for a discussion of the resignation of our former Chief Executive Officer)

•

Under the remaining amended and restated senior management agreements, we can, under certain circumstances, repurchase all unvested shares. The remaining senior management agreements allow us to purchase all unvested shares at the lesser of the executives’ original cost or the prevailing fair market value of the unvested shares. As of March 7, 2007, the remaining executives’ had 65,333 unvested shares of our common stock.

The maximum amount that we would be required to pay to repurchase all unvested shares under these agreements as of March 7, 2007 would be $5.

As of December 31, 2006, our authorized capital stock consisted of 100,300,000 shares of common stock, $0.001 par value per share, 300,000 shares of unclassified preferred stock, $0.001 par value per share and 300,000 shares of class A cumulative redeemable convertible preferred stock, $0.01 par value per share.

16. Restructurings

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate restructuring plans, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of these plans, we recognized $1,888 of employee relocation costs and termination benefits as liabilities in the purchase accounting in accordance with EITF 95-3. We paid the remainder of these benefits in 2006.

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

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $338 in severance related costs and made payments for the same amount in 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $668 in severance related costs and made payments of $512 in 2006. We expect to pay the remainder of the liabilities relating to the restructurings in the first quarter of 2007.

For the year ended December 31, 2006, we had the following activity in our restructuring accruals:

	December 31, 2005 Balance	Additions	Payments	Reductions	December 31, 2006 Balance
September 2004 Restructuring*
Termination costs	$394	$—	$(330)	$(64)	$—
Relocation costs	98	—	(89)	(9)	—
February 2006 Restructuring
Termination costs	—	338	(338)	—	—
August 2006 Restructuring
Termination costs		668	(512)	—	156

Total	$492	$1,006	$(1,269)	$(73)	$156

*	These accruals were reflected in purchase accounting.
†	These amounts were adjustments to goodwill.

17. Employee Benefits

Savings Plans of Syniverse

During the period from February 14, 2002 to December 31, 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. We incurred total savings plan costs of $2,204, $2,268 and $2,359 for the years ended December 31, 2004, 2005 and 2006, respectively.

18. Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$132	$(54)	159
Foreign	17	43	571
State and local	18	104	—

	167	93	730
Deferred
Federal	7,693	7,527	(35,987)
Foreign	0	0	(291)
State and local	869	1,421	(4,026)

	8,562	8,948	(40,304)

Provision for (benefit from) income taxes	$8,729	$9,041	(39,574)

We recognized a deferred tax benefit in 2006 due to the reversal of a large portion of our valuation allowance. Management has decided that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

The income tax expense differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax income from operations as follows:

	Year Ended December 31,
	2004	2005	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	3.9	4.0	3.7
Impact of foreign tax rates	0.1	0.4	(0.1)
Expired losses	0.0	0.0	21.2
Other, net	2.0	1.0	(1.3)
Change in valuation allowance	(4.3)	7.6	(137.4)

	36.7%	48.0%	(78.9)%

We intend to directly re-invest income from all of our foreign subsidiaries. The aggregate undistributed earnings of the our foreign subsidiaries for which no deferred tax liability has been recorded is approximately $3,600 at December 31, 2006. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practical.

The components of pretax income from operations are as follows:

	Year Ended December 31,
	2004	2005	2006
United States	$28,307	$16,492	$46,649
Foreign	(4,515)	2,353	3,501

	$23,792	$18,845	$50,150

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax (liabilities) assets are shown in the following table:

	December 31, 2005		December 31, 2006
	Current	Non-Current	Current	Non-Current
Accrued expenses	$1,093	$—	$748	$—
Intangibles	—	(19,623)	—	(33,821)
Property & equipment	—	1,442	—	1,552
Employee benefit accruals	4,277	—	259	—
Accounts receivable	415	—	342	—
Tax credits	—	581	226	460
Capital loss carryforward	—	6,362	—	366
Net operating loss carryforwards	—	48,482		41,717
Other-net	(706)	195	149	(154)

Deferred tax asset/(liability)	5,079	37,439	1,724	10,120
Valuation allowance	(5,734)	(73,625)	(266)	(10,206)

Net deferred tax asset/(liability)	$(655)	$(36,186)	$1,458	$(86)

Our deferred tax assets arise primarily from accumulated U.S. federal NOLs of $80,731 and capital losses of $941, which expire between 2006 and 2025. These NOLs relate primarily to Brience’s operations in periods prior to February 14, 2002.

Our fourth quarter results include a reversal of a significant portion of our deferred tax asset valuation allowance. A valuation allowance, originally established in 2003 and adjusted annually thereafter, was recorded as we determined that the realization of those tax assets did not meet the more-likely-than-not criteria under accounting rules. In the fourth quarter of 2006, based upon an evaluation of our most recent seven quarters of profitability and the expectation of continued net income, a $49,179 tax benefit was recognized as we determined that we had met the more-likely-than-not criteria related to certain net deferred tax assets. We continue to maintain a valuation allowance for certain other net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carryforwards.

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

19. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2006, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On April 21, 2005, we filed a complaint against BellSouth Telecommunications, Inc. in the Federal District Court in Tampa, Florida seeking judgment for unpaid charges of approximately $3,290 related to calling name database services provided during March 2004 to July 2004 for which BellSouth has refused payment. On December 18, 2006, all claims between Syniverse and BellSouth were settled resulting in a full and final resolution of this matter.

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

20. Related Party Transactions

In addition to related party transactions disclosed elsewhere in the footnotes, the following summarizes information related to additional related party transactions.

Professional Services Agreement

We have agreed to pay GTCR Golder Rauner, LLC (GTCR) an annual fee of $500 for its ongoing services as our financial and management consultant. We incurred $500 for the year ended December 31, 2004 and $83 for the year ended December 31, 2005. In connection with our public offering in February 2005, the professional services agreement was terminated.

Additionally, in connection with the Third Amendment to our previous senior credit facility on September 30, 2004, we paid GTCR a $445 placement fee.

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

Other

GTCR Fund VII, L.P., investment fund affiliated with our controlling equityholder, has loaned Mr. Evans approximately $1,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10% per annum. This loan is not recorded in our financial statements. On February 15, 2005 this loan of $1,000 plus accrued interest of $300 was repaid.

We transact business and recognize revenues and expenses from Transaction Network Services, Inc. (TNS), a company affiliated with Syniverse Inc.’s controlling stockholder through 2005. As of January 1, 2006, TNS was not affiliated with Syniverse’s controlling stockholder. For the years ended December 31, 2004, 2005 and 2006, we recognized revenues in the amount of $1,462, $959 and $0 respectively. For the years ended December 31, 2004, 2005 and 2006, we recognized expenses in the amount of $195, $294 and $0, respectively.

21. Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the year ended December 31, 2006.

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Revenues	$75,417	$82,194	$93,567	$85,841
Operating income	11,088	18,237	27,155	19,766
Net income	3,550	9,487	17,582	59,105
Net income attributable to common stockholders	3,550	9,487	17,582	59,105
Basic and diluted net income per common share	$0.05	$0.14	$0.26	$0.88

The following presents quarterly financial results for the year ended December 31, 2005.

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Revenues	$79,419	$86,875	$91,879	$83,618
Operating income	19,292	22,047	29,011	22,553
Net income (loss)	(16,952)	11,778	(295)	15,273
Net income (loss) attributable to common stockholders	(21,147)	11,778	(295)	15,273
Basic and diluted net income (loss) per common share	$(0.43)	$0.18	$0.00	$0.23

In the quarters ended March 31, 2005, September 30, 2005 and September 30, 2006 (as more fully described in Note 13), we recognized $23,788, $19,016 and 924, respectively, on the early extinguishment of debt related to our previous senior credit facility and the tender of our 12 3/4% senior subordinated notes due 2009.

22. Other Events

In December 2006, our Board of Directors named Robert J. Marino non-executive Chairman of the Board effective December 31, 2006. Mr. Marino succeeded G. Edward Evans, who left the company at the end of 2006.

23. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes, described in Note 13 above, are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV, Syniverse Limited and ITHL are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse Inc., Syniverse and for the guarantor and non-guarantor subsidiaries. The supplemental financial information reflects the investment Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$18,920	$—	$7,743	$—	$26,704
Accounts receivable, net of allowances	—	57,090	—	12,073	—	69,163
Accounts receivable—affiliates	95	7,395	417	—	(7,907)	—
Prepaid and other current assets	—	5,274	—	4,863	—	10,137

Total current assets	136	88,679	417	24,679	(7,907)	106,004

Property and equipment, net	—	41,860	—	1,020	—	42,880
Capitalized software, net	—	45,352	—	6,451	—	51,803
Deferred costs, net	—	4,842	—	—	—	4,842
Goodwill	—	361,239	—	32,423	—	393,662
Identifiable intangibles, net:	—	178,047	—	4,207	—	182,254
Other assets	—	2,702	—	—	—	2,702
Investment in subsidiaries	414,704	47,671	—	—	(462,375)	—

Total assets	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30	$7,421	$—	$1,140	$—	$8,591
Accounts payable—affiliates		—	—	7,907	(7,907)	—
Accrued payroll and related benefits	16	3,742	—	1,384	—	5,142
Accrued interest	—	5,206	—	—	—	5,206
Other accrued liabilities	—	27,269	—	9,192	—	36,461
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	46	45,031	—	19,623	(7,907)	56,793

Long-term liabilities:
Deferred tax liabilities	—	—	—	1,900	—	1,900
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	135,168	—	—	—	135,168
Other long-term liabilities	—	489	—	3	—	492

Total long-term liabilities	—	310,657	—	1,903	—	312,560

Stockholders' equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	459,125	459,075	—	47,153	(506,228)	459,125
Accumulated deficit	(44,777)	(44,777)	(116,213)	(336)	161,326	(44,777)
Accumulated other comprehensive income	406	406	—	406	(812)	406
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders' equity	414,794	414,704	417	47,254	(462,375)	414,794

Total liabilities and stockholders' equity	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$310,590	$150	$26,279	$—	$337,019

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	153	121,495	—	12,993	—	134,641
Sales and marketing	378	20,322	—	4,746	—	25,446
General and administrative	1,289	54,189	8	3,022	—	58,508
Depreciation and amortization	—	39,659	—	1,513	—	41,172
Restructuring	—	1,006	—	—		1,006

	1,820	236,671	8	22,274	—	260,773

Operating income (loss)	(1,820)	73,919	142	4,005	—	76,246

Other income (expense), net:
Income from equity investment	51,441	3,808	—	—	(55,249)	—
Interest income	2	1,785	—	37	—	1,824
Interest expense	—	(27,176)	—	(152)	—	(27,328)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	527	29	—	(224)	—	332

	51,970	(22,478)	—	(339)	(55,249)	(26,096)

Income before provision for (benefit from) income taxes	50,150	51,441	142	3,666	(55,249)	50,150

Provision for (benefit from) income taxes	(39,574)	(40,100)	—	526	39,574	(39,574)

Net income	89,724	91,541	142	3,140	(94,823)	89,724

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$89,724	$91,541	$142	$3,140	$(94,823)	$89,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	41,210	—	1,328	—	42,538
Provision for uncollectible accounts	—	456	—	33	—	489
Deferred income tax expense, benefit	—	(40,126)	—	(178)	—	(40,304)
Loss on extinguishment of debt	—	924	—	—	—	924
Income from equity investment	(51,441)	(3,808)	—	—	55,249	—
Stock-based compensation	1,820	—	—	—	—	1,820
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Loss on disposition of property	—	441	—	—	—	441
Changes in operating assets and liabilities:
Accounts receivable	—	2,254	664	(3,555)	—	(637)
Other current assets	—	486	—	2,471	—	2,957
Accounts payable	—	(8,185)	—	2,225	—	(5,960)
Other current liabilities	(39,574)	7,575	(866)	(309)	39,574	6,400
Other assets and liabilities	(631)	59	—	110	—	(462)

Net cash provided by (used in) operating activities	(102)	92,708	(60)	5,265	—	97,811

Cash flows from investing activities
Capital expenditures	—	(19,605)	—	(316)	—	(19,921)
Proceeds from the sale of marketable securities	—	119	—	—	—	119
Acquisition of ITHL, net of acquired cash	—	(45,012)	—	1,131	—	(43,881)

Net cash provided by (used) in investing activities	—	(64,498)	—	815	—	(63,683)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009, including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on new senior credit facility	—	(41,763)	—	—	—	(41,763)
Stock options exercised	140	—	—	—	—	140
Purchase of treasury stock	(5)	—	—	—	—	(5)

Net cash provided by (used) in financing activities	135	(57,187)	—	—	—	(57,052)

Effect of exchange rate changes on cash	—	1	—	333	—	334

Net increase (decrease) in cash	33	(28,976)	(60)	6,413	—	(22,590)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$41	$18,920	$—	$7,743	$—	$26,704

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$47,896	$60	$1,330	$—	$49,294
Accounts receivable, net of allowances	—	59,814	650	1,271	—	61,735
Accounts receivable—affiliates	—	4,050	431	—	(4,481)	—
Deferred tax assets, net	—	—	—	—	—	—
Prepaid and other current assets	—	4,147	117	115	—	4,379

Total current assets	8	115,907	1,258	2,716	(4,481)	115,408

Property and equipment, net	—	43,318	—	108	—	43,426
Capitalized software, net	—	52,525	—	149	—	52,674
Deferred costs, net	—	6,218	—	—	—	6,218
Goodwill	—	361,311	—	754	—	362,065
Identifiable intangibles, net:						—
Customer contract, net	—	1	—	300	—	301
Customer base, net	—	190,026	—	—	—	190,026
Other assets	—	1,240	—	—	—	1,240
Investment in subsidiaries	322,632	(390)	—	—	(322,242)	—

Total assets	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,854	$—	$8	$—	$4,862
Accounts payable—affiliates	—	—	—	4,481	(4,481)	—
Accrued payroll and related benefits	1	11,115	—	622	—	11,738
Accrued interest	—	5,618	—	—	—	5,618
Other accrued liabilities	—	20,503	156	408	—	21,067
Current portion of 12 3/4% Senior Subordinated Notes due 2009, net of discount	—	14,469	—	—	—	14,469
Current portion of Term Note B	—	1,801	—	—	—	1,801

Total current liabilities	1	58,360	156	5,519	(4,481)	59,555

Long-term liabilities:
Deferred tax liabilities	—	36,186	—	—	—	36,186
12 3/4% Senior Subordinated Notes due 2009, net of discount	—	—	—	—	—	—
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B, net of discount	—	176,524	—	—	—	176,524
Other long-term liabilities	—	1,454	—	—	—	1,454

Total long-term liabilities	—	389,164	—	—	—	389,164

Stockholders’ equity:
Common stock	68	—	117,340	21	(117,361)	68
Additional paid-in capital	457,165	457,226	—	2,151	(459,377)	457,165
Accumulated deficit	(134,501)	(134,501)	(116,355)	(3,476)	254,332	(134,501)
Accumulated other comprehensive income (loss)	(70)	(70)	117	(188)	141	(70)
Less treasury stock, at cost	(23)	(23)	—	—	23	(23)

Total stockholders’ equity (deficit)	322,639	322,632	1,102	(1,492)	(322,242)	322,639

Total liabilities and stockholders’ equity	$322,640	$770,156	$1,258	$4,027	$(326,723)	$771,358

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$336,987	$289	$4,515	$—	$341,791

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	127,977	—	1,213	—	129,190
Sales and marketing	—	20,220	—	3,124	—	23,344
General and administrative	4	48,786	17	589	—	49,396
Depreciation and amortization	—	46,561	—	254	—	46,815
Restructuring	—	—	—	143		143

	4	243,544	17	5,323	—	248,888

Operating income (loss)	(4)	93,443	272	(808)	—	92,903

Other income (expense), net:
Income (loss) from equity investment	18,849	2,625	—	—	(21,474)	—
Interest income	—	1,951	—	6	—	1,957
Interest expense	—	(34,531)	—	(116)	—	(34,647)
Loss on extinguishment of debt	—	(42,804)	—	—	—	(42,804)
Other, net	—	(1,835)	—	3,271	—	1,436

	18,849	(74,594)	—	3,161	(21,474)	(74,058)

Income before provision for income taxes	18,845	18,849	272	2,353	(21,474)	18,845
Provision for income taxes	9,041	9,041	—	—	(9,041)	9,041

Net income	9,804	9,808	272	2,353	(12,433)	9,804
Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net income attributable to common stockholders	$5,609	$9,808	$272	$2,353	$(12,433)	$5,609

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$9,804	$9,804	$272	$2,353	$(12,429)	$9,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	50,178	—	253	—	50,431
Provision for uncollectible accounts	—	546	—	—	—	546
Deferred income tax expense	—	8,948	—	—	—	8,948
(Income) loss from equity investment	(18,845)	(2,625)	—	—	21,470	—
Loss on extinguishment of debt	—	42,804	—	—	—	42,804
Loss on disposition of property	—	612	—	—	—	612
Gain on sale of marketable securities	—	(1,446)	—	—	—	(1,446)
Changes in operating assets and liabilities:
Accounts receivable	—	18,297	(163)	(965)	—	17,169
Other current assets	—	170	—	2	—	172
Accounts payable	—	(5,927)	—	(559)	—	(6,486)
Other current liabilities	9,041	(10,740)	(112)	(119)	(9,041)	(10,971)
Other assets and liabilities	—	(1,006)	—	—	—	(1,006)

Net cash provided by (used in) operating activities	—	109,615	(3)	965	—	110,577

Cash flows from investing activities
Capital expenditures	—	(33,983)	—	(18)	—	(34,001)
Proceeds from sale of marketable securities	—	1,446	—	—	—	1,446

Net cash used in investing activities	—	(32,537)	—	(18)	—	(32,555)

Cash flows from financing activities
Debt issuance costs paid	—	(6,681)	—	—	—	(6,681)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	—	(257,661)	—	—	—	(257,661)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on new senior credit facility	—	(61,675)	—	—	—	(61,675)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,966	—	—	—	260,966
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)
Purchase of treasury stock	—	(23)	—	—	—	(23)

Net cash used in financing activities	—	(46,603)	—	—	—	(46,603)

Effect of exchange rate changes on cash	—	1	—	(45)	—	(44)

Net increase (decrease) in cash	—	30,476	(3)	902	—	31,375
Cash and cash equivalents at beginning of year	—	17,429	62	428	—	17,919

Cash and cash equivalents at end of year	$—	$47,905	$59	$1,330	$—	$49,294

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$330,338	$843	$1,222	$—	$332,403

Costs and expenses:
Cost of operations	—	137,418	171	895	—	138,484
Sales and marketing	—	18,500	—	1,744	—	20,244
General and administrative	—	39,030	68	2,676	—	41,774
Depreciation and amortization	—	41,731	—	241	—	41,972
Restructuring	—	—	—	289	—	289
Impairment losses on intangible assets	—	14,056	—	—	—	14,056

	—	250,735	239	5,845	—	256,819

Operating income (loss)	—	79,603	604	(4,623)	—	75,584
Other income (expense), net:
Income from equity investment	23,792	(3,846)	—	—	(19,946)	—
Interest income	—	1,080	65	3	—	1,148
Interest expense	—	(52,912)	—	(16)	—	(52,928)
Other, net	—	(133)	—	121	—	(12)

	23,792	(55,811)	65	108	(19,946)	(51,792)

Income (loss) before provision for income taxes	23,792	23,792	669	(4,515)	(19,946)	23,792
Provision for income taxes	8,729	8,729	—	—	(8,729)	8,729

Net income (loss)	15,063	15,063	669	(4,515)	(11,217)	15,063
Preferred stock dividends	(31,564)	—	—	—	—	(31,564)

Net income (loss) attributable to common stockholders	$(16,501)	$15,063	$669	$(4,515)	$(11,217)	$(16,501)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$15,063	$15,063	$669	$(4,515)	$(11,217)	$15,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	50,803	—	241	—	51,044
Provision for (recovery of) uncollectible accounts	—	(212)	(14)	61	—	(165)
Deferred income tax expense	—	8,562	—	—	—	8,562
Income (loss) from equity investment	(23,792)	3,846	—	—	19,946	—
Loss on disposition of property		147	—	—	—	147
Impairment losses on intangible assets		14,056	—	—	—	14,056
Changes in current assets and liabilities:
Accounts receivable	—	(16,004)	474	(87)	—	(15,617)
Other current assets	—	1,342	63	19	—	1,424
Accounts payable	—	4,195	(1,078)	5,239	—	8,356
Other current liabilities	8,729	5,456	(55)	(528)	(8,729)	4,873
Other assets and liabilities	—	(2,047)	—	—	—	(2,047)

Net cash provided by operating activities	—	85,207	59	430	—	85,696

Cash flows from investing activities
Capital expenditures	—	(22,094)	—	(90)	—	(22,184)
Acquisition of IOS North America	—	(56,479)	—	—	—	(56,479)

Net cash used in investing activities	—	(78,573)	—	(90)	—	(78,663)

Cash flows from financing activities
Debt issuance costs paid	—	(1,102)	—	—	—	(1,102)
Principal payments on previous senior credit facility		(40,701)	—	—	—	(40,701)
Borrowings under previous senior credit facility	—	44,500	—	—	—	44,500

Net cash provided by financing activities	—	2,697	—	—	—	2,697

Effect of exchange rate changes on cash	—	—	—	(110)	—	(110)

Net increase in cash	—	9,331	59	230	—	9,620
Cash and cash equivalents at beginning of year	—	8,098	3	198	—	8,299

Cash and cash equivalents at end of year	$—	$17,429	$62	$428	$—	$17,919

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$2,535	$(165	)(2)	$(1,228	)(1)	$1,142
Year ended December 31, 2005	$1,142	$546		$(621	)(1)	$1,067
Year ended December 31, 2006	$1,067	$489		$(439	)(3)	$1,117

(1)	Write-offs of uncollectible accounts
(2)	Recovery of amounts previously provided for
(3)	Includes a $236 addition recorded for ITHL at time of acquisition

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at end of Period
Accrual for restructuring:
Year ended December 31, 2004	$93	$2,177	$(382	)(1)	$1,888
			$
Year ended December 31, 2005	$1,888	$387	$(1,339	)(1)	$492
			$(444	)(2)
Year ended December 31, 2006	$492	$1,006	$(1,269	)(1)	$156
			$(73	)(2)

(1)	Payments
(2)	Reduction related to change in estimates of amounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2004	$72,996	$—		$(4,750	)(2)	$68,246
Year ended December 31, 2005	$68,246	$11,113	(3)	$—		$79,359
Year ended December 31, 2006	$79,359	$—		$(68,887	)(4)	$10,472

(1)	SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
(2)	Reduction related to partial utilization of a previously recorded and valued NOL carryforward.
(3)	Recognition of current period NOL.
(4)	Reduction related to partial reversal of valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2007

SYNIVERSE HOLDINGS, INC.
SYNIVERSE TECHNOLOGIES, INC.

By:	/S/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ ROBERT J. MARINO Robert J. Marino	Chairman	March 13, 2007

/S/ TONY G. HOLCOMBE Tony G. Holcombe	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2007

/S/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer, Secretary and Director (Principal Accounting Officer)	March 13, 2007

/S/ DAVID A. DONNINI David A. Donnini	Director	March 13, 2007

/S/ COLLIN E. ROCHE Collin E. Roche	Director	March 13, 2007

/S/ ODIE C. DONALD Odie C. Donald	Director	March 13, 2007

/S/ JOHN C. HOFMANN John C. Hofmann	Director	March 13, 2007

/S/ JAMES B. LIPHAM James B. Lipham	Director	March 13, 2007

/S/ JACK PEARLSTEIN Jack Pearlstein	Director	March 13, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (13)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (14)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (14)

4.8	Form of 7 3/4% Exchange Note. (14)

10.1	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.2	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

Exhibit No.	Description

10.4	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.5	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.6	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.7	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.8	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan. (12)

10.9	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.10	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.11	Agreement for the purchase and sale of Softwright Holdings Limited, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.12	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.13	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.14	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.15	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.16	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.17	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.18	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.19	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

Exhibit No.	Description

†10.20	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.21	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.22	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.23	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.24	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.25	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

†10.26	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (15)

†10.27	Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (15)

†10.28	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy J. White. (16)

†10.29	Share Purchase Agreement, dated as of June 16, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., Interactive Technology Holdings Limited and each of Raymond Cheung, Kenneth Wong, Peter Chan, DBS Nominees Pte Ltd and Seavi Advent Venture Management Pte. (17)

†10.30	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Leigh Hennen. (17)

†10.31	Form of Amended and Restated Restricted Stock Grant Agreement. (18)

†10.32	Form of Amended and Restated Non-Qualified Stock Option Award Agreement. (19)

†10.33	Syniverse Holding Inc. 2006 Long-Term Equity Incentive Plan. (20)

*10.34	Executive Separation Agreement, dated as of March 12, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., and Raymond L. Lawless.

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, independent registered certified public accountants.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

Exhibit No.	Description

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Annual Report on Form 10-Kfor the fiscal year ended December 31, 2004.
(13)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed on August 24, 2005.
(14)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(15)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated April 3, 2006.
(17)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated June 16, 2006.
(18)	Incorporated by reference to Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(19)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 3, 2006.
(20)	Incorporated by reference to Registrants’ Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
†	Compensatory plan or agreement.
*	Filed herewith.