Form 10-Q
period 2007-03-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2007-05-08
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Shares Outstanding as of May 3, 2007

Syniverse Holdings, Inc.: 68,081,758 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$37,051	$26,704
Accounts receivable, net of allowances of $1,192 and $1,117, respectively	67,826	69,163
Prepaid and other current assets	12,697	10,137

Total current assets	117,574	106,004

Property and equipment, net	44,932	42,880
Capitalized software, net	51,898	51,803
Deferred costs, net	6,077	4,842
Goodwill	395,001	393,662
Identifiable intangibles, net	179,069	182,254
Other assets	888	2,702

Total assets	$795,439	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311	$8,591
Accrued payroll and related benefits	6,722	5,142
Accrued interest	1,814	5,206
Other accrued liabilities	41,856	36,461
Current portion of Term Note B	1,393	1,393

Total current liabilities	57,096	56,793

Long-term liabilities:
Deferred tax liabilities	7,067	1,900
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	134,820	135,168
Other long-term liabilities	1,443	492

Total long-term liabilities	318,330	312,560

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,461,877 shares issued and 68,081,758 shares outstanding and 68,419,194 shares issued and 68,039,075 shares outstanding at March 31, 2007 and December 31, 2006, respectively	68	68
Additional paid-in capital	459,546	459,125
Accumulated deficit	(39,922)	(44,777)
Accumulated other comprehensive income	350	406
Common stock held in treasury, at cost; 380,119 and 380,119 at March 31, 2007 and December 31, 2006, respectively	(29)	(28)

Total stockholders’ equity	420,013	414,794

Total liabilities and stockholders’ equity	$795,439	$784,147

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2007	2006
Revenues	$84,378	$75,417

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	33,441	31,206
Sales and marketing	6,812	5,493
General and administrative	13,987	17,311
Depreciation and amortization	10,279	9,981
Restructuring	1,782	338

	66,301	64,329

Operating income	18,077	11,088

Other income (expense), net:
Interest income	436	634
Interest expense	(6,060)	(6,742)
Loss on extinguishment of debt	—	(924)
Other, net	53	119

	(5,571)	(6,913)

Income before provision for income taxes	12,506	4,175
Provision for income taxes	4,860	625

Net income	$7,646	$3,550

Net income per common share:
Basic	$0.11	$0.05

Diluted	$0.11	$0.05

Weighted average common shares outstanding:
Basic	67,221	66,747

Diluted	67,353	67,262

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$7,646	$3,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	10,496	10,341
Provision for uncollectible accounts	78	15
Deferred income tax expense	3,432	606
Loss on extinguishment of debt	—	924
Stock-based compensation	486	36
Gain on sale of marketable securities	—	(119)
Loss on disposition of property	294	78
Changes in operating assets and liabilities:
Accounts receivable	1,207	2,045
Other current assets	(2,578)	(2,924)
Accounts payable	(1,690)	(8,998)
Other current liabilities	2,055	(3,312)
Other assets and liabilities	(396)	(891)

Net cash provided by operating activities	21,030	1,351

Cash flows from investing activities
Capital expenditures	(9,589)	(4,775)
Proceeds from the sale of marketable securities	—	119
Acquisition of ITHL	(735)	—

Net cash used in investing activities	(10,324)	(4,656)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(15,424)
Principal payments on senior credit facility	(348)	(451)
Stock options exercised	16	25
Minimum tax withholding on restricted stock awards	(80)	—
Purchase of treasury stock	(1)	(5)

Net cash used in financing activities	(413)	(15,855)

Effect of exchange rate changes on cash	54	(5)

Net increase (decrease) in cash	10,347	(19,165)
Cash at beginning of period	26,704	49,294

Cash at end of period	$37,051	$30,129

Supplemental cash flow information
Interest paid	$9,252	$10,237
Income taxes paid	—	21

See Notes to Condensed Unaudited Consolidated Financial Statements

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

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966 after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our new credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock and tender for $85,750 of our 12 3/4% senior subordinated notes and repay and terminate our previous senior credit facility.

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45,747 in cash including working capital adjustments and earn-out to the sellers of $6,894, which was paid in April 2007. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7,000 in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Additionally, in connection with the acquisition, we incurred $1,106 in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc., (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated financial statements include the accounts of Syniverse Inc., Syniverse Technologies, Inc. (Syniverse), Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited) and Perfect Profits International Limited (PPIL) since the date of acquisition of June 16, 2006. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions services to wireless carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. Generally, there is also a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

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

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution from unvested common stock, the exercise of stock options and restricted stock. As of March 31, 2007 and 2006, options to purchase 820,748 and 414,342 shares of common stock, respectively, were outstanding.

The following table displays the computation of net income per common share:

	Three Months Ended March 31,
	2007	2006
Basic and diluted net income per common share:
Net income	$7,646	$3,550

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,220,607	66,746,838
Unvested common stock	66,965	434,566
Potentially dilutive stock options and restricted stock	65,333	80,524

Diluted weighted-average common shares outstanding	67,352,905	67,261,928

Basic net income per common share	$0.11	$0.05

Diluted net income per common share	$0.11	$0.05

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$7,646	$3,550
Net unrealized loss on investments	—	(118)
Foreign currency translation gain	350	12

Comprehensive income	$7,996	$3,444

The balance in accumulated other comprehensive income as of March 31, 2007 is comprised of a foreign currency translation gain of $350.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of March 31, 2007 and December 31, 2006, our investment was $888 and is included in other assets.

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

Segment Reporting

For all periods reported, we operated as a single segment since our chief operating-decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended March 31, 2007 and 2006, we derived 73.2% and 82.6%, respectively, of our revenues from customers in the United States.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of March 31, 2007 and December 31, 2006, we do not have any derivative instruments or have engaged in any hedging activities.

Stock-Based Compensation

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees and a Directors’ Stock Option Plan for directors. On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan 2006 and Employee Stock Purchase Plan. We account for these plans and related grants thereunder under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Please refer to Note 4 for further discussion regarding stock-based compensation.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact, if any, that SFAS 159 could have on our financial position or results of operations.

4. Stock-Based Compensation

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

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the three months ended March 31, 2007, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. The impact to our income from operations of recording stock-based compensation for the three months ended March 31, 2007 was as follows:

Three Months Ended March 31, 2007
Cost of operations	$9
Sales and marketing	(27)
General and administrative	504

Total stock-based compensation	$486

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

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.82%	4.36%
Volatility factor	34.0	34.0
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through March 31, 2007.

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

As of March 31, 2007, there were options to purchase 261,388 shares outstanding under the Founder’s Stock Option Plan and options to purchase 130,360 shares outstanding under the Directors’ Stock Option Plan. With the adoption of the 2006 Long-Term Equity Incentive Plan on May 9, 2006 as noted below, the Board of Syniverse, Inc. will no longer grant options from the Founder’s Stock Option Plan or the Directors’ Stock Option Plan.

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

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of the quarter ended March 31, 2007, 429,000 options outstanding, which vest 33 1/3% per year, were granted to certain executive officers. As of the quarter ended March 31, 2007, 772,100 unvested restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. Of these 1,000,000 shares authorized, 772,100 shares have been issued. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase Common Stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. The first offering in 2006 was from August 1 through November 30. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. At March 31, 2007, approximately 484,906 shares were reserved for future issuance. As of the quarter ended March 31, 2007, there were 79 enrollments in the Purchase Plan.

5. Restructurings

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $338 in severance related costs and made payments for the same amount in 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $668 in severance related costs and made payments of $561 through the first quarter of 2007. We expect to pay the remainder of the liabilities relating to the restructuring by the third quarter of 2007. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of ten employees. As a result, we incurred $653 in severance related costs and $1,129 in costs associated with the lease of our corporate aircraft. As of March 31, 2007, the balance in the restructuring accrual was $1,358. We expect to pay the remainder of the liabilities relating to the restructurings by the first quarter of 2008.

In the three months ended March 31, 2007, we had the following activity in our restructuring accruals:

	January 1, 2007 Balance	Additions	Payments	March 31, 2007 Balance
August 2006 Restructuring:
Termination costs	$156	$—	$(49)	$107
January 2007 Restructuring:
Termination costs	—	653	(95)	558
Lease termination costs	—	1,129	(436)	693

Total	$156	$1,782	$(580)	$1,358

6. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2007, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

The most significant claims are as follows:

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. We contest the Petition and filed an appropriate response in accordance with local court rules.

7. Income Taxes

As of March 31, 2007, our valuation allowance was $10,599. The valuation allowance, originally established in 2003 and adjusted annually thereafter, was recorded as we determined that the realization of those tax assets did not meet the more-likely-than-not criteria under accounting rules. In the fourth quarter of 2006, based upon an evaluation of our most recent seven quarters of profitability and the expectation of continued net income, we reversed most of the valuation allowance and recognized a $49,179 tax benefit as we determined that we had met the more-likely-than-not criteria related to certain net deferred tax assets. We continue to maintain a valuation allowance for certain other net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carry forwards. The valuation allowance as of March 31, 2007 and December 31, 2006 was $10,599 and $10,472, respectively.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires a company to evaluate whether the tax position taken by a company will more-likely-than-not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. As a result of the implementation of FIN 48, the changes to our reserve for uncertain tax positions was accounted for as a $2,791 cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. On January 1, 2007, we had approximately $9,016 of total gross unrecognized tax benefits. Of this total, $2,791 represents the amount of unrecognized tax benefits that, if recognized, would negatively affect the effective income tax rate in any future periods.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero for the three months ended March 31, 2007.

Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2002 and subsequent years in all of our major international tax jurisdictions.

8. Subsequent Events

On April 1, 2007 we signed a definitive agreement to acquire the wireless clearing and financial settlement business of Billing Services Group (“BSG”), a leading global provider of clearing, settlement, payment and financial risk management solutions for communications service providers, for approximately $290,000 in cash (which includes debt to be refinanced at closing). The proposed acquisition will combine our industry-leading technology interoperability and network services capabilities with BSG’s strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities. BSG serves approximately 180 mobile operators globally.

The completion of the acquisition is subject to the satisfaction of customary closing conditions, including Seller receiving the consent of its shareholders and the receipt of required government approvals. There can be no assurance that the closing conditions set forth in the Purchase Agreement will be satisfied or waived.

The Purchase Agreement provides for the payment of a termination fee of $10,000 to us upon specified events, including the Seller entering into a competing transaction under certain circumstances. In addition, we must pay the Seller a “reverse termination fee” of $25,000 if we fail to pay the purchase price upon the satisfaction of the conditions precedent to our obligations. If either party terminates the Purchase Agreement as a result of the failure to obtain the consent of Seller’s shareholders, then Seller must pay us an amount, not to exceed $3,000, equal to our reasonable, documented out-of-pocket expenses incurred in connection with the Purchase Agreement.

9. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$25,192	$—	$11,818	$—	$37,051
Accounts receivable, net of allowances	—	56,502	—	11,324	—	67,826
Accounts receivable—affiliates	30	8,823	417	—	(9,270)	—
Prepaid and other current assets	—	8,846	—	3,851	—	12,697

Total current assets	71	99,363	417	26,993	(9,270)	117,574

Property and equipment, net	—	43,752	—	1,180	—	44,932
Capitalized software, net	—	45,716	—	6,182	—	51,898
Deferred costs, net	—	6,077	—	—	—	6,077
Goodwill	—	361,240	—	33,761	—	395,001
Identifiable intangibles, net	—	175,053	—	4,016	—	179,069
Other assets	—	888	—	—	—	888
Investment in subsidiaries	419,958	48,733	—	—	(468,691)	—

Total assets	$420,029	$780,822	$417	$72,132	$(477,961)	$795,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,979	$—	$1,332	$—	$5,311
Accounts payable—affiliates	—	—	—	9,270	(9,270)	—
Accrued payroll and related benefits	16	5,368	—	1,338	—	6,722
Accrued interest	—	1,814	—	—	—	1,814
Other accrued liabilities	—	32,628	—	9,228	—	41,856
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	16	45,182	—	21,168	(9,270)	57,096

Long-term liabilities:
Deferred tax liabilities	—	4,420	—	2,647	—	7,067
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	134,820	—	—	—	134,820
Other long-term liabilities	—	1,442	—	1	—	1,443

Total long-term liabilities	—	315,682	—	2,648	—	318,330

Stockholders’ equity:
Common stock	68	—	116,630	30	(116,660)	68
Additional paid-in capital	459,546	459,530	—	47,888	(507,418)	459,546
Accumulated deficit	(39,922)	(39,922)	(116,213)	48	156,087	(39,922)
Accumulated other comprehensive income	350	350	—	350	(700)	350
Less treasury stock, at cost	(29)	—	—	—	—	(29)

Total stockholders’ equity	420,013	419,958	417	48,316	(468,691)	420,013

Total liabilities and stockholders’ equity	$420,029	$780,822	$417	$72,132	$(477,961)	$795,439

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$76,284	$—	$8,094	$—	$84,378

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	8	29,350	—	4,083	—	33,441
Sales and marketing	(27)	5,306	—	1,533	—	6,812
General and administrative	504	12,155	—	1,328	—	13,987
Depreciation and amortization	—	9,636	—	643	—	10,279
Restructuring	—	1,782	—	—		1,782

	485	58,229	—	7,587	—	66,301

Operating income (loss)	(485)	18,055	—	507	—	18,077
Other income (expense), net:
Equity in subsidiaries	12,991	603	—	—	(13,594)	—
Interest income	—	393	—	43	—	436
Interest expense	—	(6,060)	—	—	—	(6,060)
Other, net	—	—	—	53	—	53

	12,991	(5,064)	—	96	(13,594)	(5,571)

Income before provision for income taxes	12,506	12,991	—	603	(13,594)	12,506
Provision for income taxes	4,860	4,641	—	218	(4,859)	4,860

Net income	$7,646	$8,350	$—	$385	$(8,735)	$7,646

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$7,646	$8,350	$—	$385	$(8,735)	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	9,901	—	595	—	10,496
Provision for uncollectible accounts	—	78	—	—	—	78
Deferred income tax expense, benefit	—	3,432	—	—	—	3,432
Equity in subsidiaries	(12,991)	(603)	—	—	13,594	—
Stock-based compensation	486	—	—	—	—	486
Loss on disposition of property	—	294	—	—	—	294
Changes in operating assets and liabilities:
Accounts receivable	—	510	—	697	—	1,207
Other current assets	—	(3,567)	—	989	—	(2,578)
Accounts payable	—	(3,209)	—	1,519	—	(1,690)
Other current liabilities	4,859	1,969	—	86	(4,859)	2,055
Other assets and liabilities	65	(558)	—	97	—	(396)

Net cash provided by operating activities	65	16,597	—	4,368	—	21,030

Cash flows from investing activities
Capital expenditures	—	(9,242)	—	(347)	—	(9,589)
Proceeds from the sale of marketable securities	—	—	—	—	—	—
Acquisition of ITHL	—	(735)	—	—	—	(735)

Net cash used in investing activities	—	(9,977)	—	(347)	—	(10,324)

Cash flows from financing activities

Minimum tax withholding on restricted stock awards	(80)	—	—	—	—	(80)
Principal payments on senior credit facility	—	(348)	—	—	—	(348)
Stock options exercised	16	—	—	—	—	16
Purchase of treasury stock	(1)	—	—	—	—	(1)

Net cash used in financing activities	(65)	(348)	—	—	—	(413)

Effect of exchange rate changes on cash	—	—	—	54	—	54

Net increase in cash	—	6,272	—	4,075	—	10,347
Cash at beginning of period	41	18,920	—	7,743	—	26,704

Cash at end of period	$41	$25,192	$—	$11,818	$—	$37,051

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$18,920	$—	$7,743	$—	$26,704
Accounts receivable, net of allowances	—	57,090	—	12,073	—	69,163
Accounts receivable—affiliates	95	7,395	417	—	(7,907)	—
Prepaid and other current assets	—	5,274	—	4,863	—	10,137

Total current assets	136	88,679	417	24,679	(7,907)	106,004

Property and equipment, net	—	41,860	—	1,020	—	42,880
Capitalized software, net	—	45,352	—	6,451	—	51,803
Deferred costs, net	—	4,842	—	—	—	4,842
Goodwill	—	361,239	—	32,423	—	393,662
Identifiable intangibles, net:	—	178,047	—	4,207	—	182,254
Other assets	—	2,702	—	—	—	2,702
Investment in subsidiaries	414,704	47,671	—	—	(462,375)	—

Total assets	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30	$7,421	$—	$1,140	$—	$8,591
Accounts payable—affiliates		—	—	7,907	(7,907)	—
Accrued payroll and related benefits	16	3,742	—	1,384	—	5,142
Accrued interest	—	5,206	—	—	—	5,206
Other accrued liabilities	—	27,269	—	9,192	—	36,461
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	46	45,031	—	19,623	(7,907)	56,793

Long-term liabilities:
Deferred tax liabilities	—	—	—	1,900	—	1,900
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	135,168	—	—	—	135,168
Other long-term liabilities	—	489	—	3	—	492

Total long-term liabilities	—	310,657	—	1,903	—	312,560

Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	459,125	459,075	—	47,153	(506,228)	459,125
Accumulated deficit	(44,777)	(44,777)	(116,213)	(336)	161,326	(44,777)
Accumulated other comprehensive income	406	406	—	406	(812)	406
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders’ equity	414,794	414,704	417	47,254	(462,375)	414,794

Total liabilities and stockholders’ equity	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$73,620	$56	$1,741	$—	$75,417

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	3	30,531	—	672	—	31,206
Sales and marketing	3	4,902	—	588	—	5,493
General and administrative	30	17,175	—	91	—	17,296
Provision for uncollectible accounts	—	15	—	—	—	15
Depreciation and amortization	—	9,879	—	102	—	9,981
Restructuring	—	338	—	—		338

	36	62,840	—	1,453	—	64,329

Operating income (loss)	(36)	10,780	56	288	—	11,088

Other income (expense), net:
Equity in subsidiaries	4,211	3	—	—	(4,214)	—
Interest income	—	633	—	1	—	634
Interest expense	—	(6,714)	—	(28)	—	(6,742)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	—	433	—	(314)	—	119

	4,211	(6,569)	—	(341)	(4,214)	(6,913)

Income (loss) before provision for income taxes	4,175	4,211	56	(53)	(4,214)	4,175
Provision for income taxes	625	625	—	—	(625)	625

Net income (loss)	$3,550	$3,586	$56	$(53)	$(3,589)	$3,550

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$3,550	$3,586	$56	$(53)	$(3,589)	$3,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	10,283	—	58	—	10,341
Provision for uncollectible accounts	—	15	—	—	—	15
Deferred income tax expense	—	606	—	—	—	606
Income from equity investment	(4,211)	(3)	—	—	4,214	—
Loss on extinguishment of debt	—	924	—	—	—	924
Loss on disposal of property	—	78	—	—	—	78
Stock-based compensation	36	—	—	—	—	36
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Changes in operating assets and liabilities:
Accounts receivable	—	2,008	421	(384)	—	2,045
Other current assets	—	(2,920)	—	(4)	—	(2,924)
Accounts payable	—	(9,961)	—	963	—	(8,998)
Other current liabilities	632	(3,553)	(62)	296	(625)	(3,312)
Other assets and liabilities	—	(897)	—	6	—	(891)

Net cash provided by operating activities	7	47	415	882	—	1,351

Cash flows from investing activities
Capital expenditures	—	(4,777)	—	2	—	(4,775)
Proceeds from sale of marketable securities	—	119	—	—	—	119

Net cash used in investing activities	—	(4,658)	—	2	—	(4,656)

Cash flows from financing activities
Stock options exercised	25	—	—	—	—	25
Repayment of senior subordinated notes including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on credit facility	—	(451)	—	—	—	(451)
Purchase of treasury stock	—	(5)	—	—	—	(5)

Net cash provided by (used in) financing activities	25	(15,880)	—	—	—	(15,855)

Effect of exchange rate changes on cash	—	—	—	(5)	—	(5)

Net increase (decrease) in cash	32	(20,491)	415	879	—	(19,165)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$40	$27,405	$475	$2,209	$—	$30,129

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.7 million, in cash including working capital adjustments and earn-out to sellers of $6.9 million, which was paid in April 2007. In connection with the acquisition, we incurred $1.1 million in acquisition related costs. In addition, the purchase agreement contains certain earn-out provisions, pursuant to which the sellers may receive up to $7.0 million in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

On April 1, 2007 we signed a definitive agreement to acquire the wireless clearing and financial settlement business of Billing Services Group (“BSG”), a leading global provider of clearing, settlement, payment and financial risk management solutions for communications service providers, for approximately $290.0 million in cash (which includes debt to be refinanced at closing).The proposed acquisition will combine our industry-leading technology interoperability and network services capabilities with BSG’s strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities. BSG serves approximately 180 mobile operators globally.

The completion of the acquisition is subject to the satisfaction of customary closing conditions, including Seller receiving the consent of its shareholders, which was received in April 2007 and the receipt of required government approvals. There can be no assurance that the closing conditions set forth in the Purchase Agreement will be satisfied or waived.

The Purchase Agreement provides for the payment of a termination fee of $10.0 million to us upon specified events, including the Seller entering into a competing transaction under certain circumstances. In addition, we must pay the Seller a “reverse termination fee” of $25.0 million if we fail to pay the purchase price upon the satisfaction of the conditions precedent to our obligations. If either party terminates the Purchase Agreement as a result of the failure to obtain the consent of Seller’s shareholders, then Seller must pay us an amount, not to exceed $3.0 million, equal to our reasonable, documented out-of-pocket expenses incurred in connection with the Purchase Agreement.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•

Technology Interoperability Services. We operate one of the largest wireless clearinghouses in the world that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure. With our acquisition of ITHL, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

Results of Operations

The following tables present an overview of our results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007	% of Revenues	Three Months Ended March 31, 2006	% of Revenues	2007 vs. 2006 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$37,795	44.8%	$25,837	34.3%	$11,958	46.3%
Network Services	30,424	36.1%	31,493	41.8%	(1,069)	(3.4)%
Number Porting Services	6,106	7.2%	6,730	8.9%	(624)	(9.3)%
Call Processing Services	7,208	8.5%	7,191	9.5%	17	0.2%
Enterprise Solutions	1,191	1.4%	2,130	2.8%	(939)	(44.1)%

Revenues excluding Off-Network Data Base
Query Fees	82,724	98.0%	73,381	97.3%	9,343	12.7%
Off-Network Database Query Fees	1,654	2.0%	2,036	2.7%	(382)	(18.8)%

Total revenues	84,378	100.0%	75,417	100.0%	8,961	11.9%

Costs and expenses:
Cost of operations	33,441	39.6%	31,206	41.4%	2,235	7.2%
Sales and marketing	6,812	8.1%	5,493	7.3%	1,319	24.0%
General and administrative	13,987	16.6%	17,311	22.9%	(3,324)	(19.2)%
Depreciation and amortization	10,279	12.2%	9,981	13.2%	298	3.0%
Restructuring	1,782	2.1%	338	0.5%	1,444	427.2%

	66,301	78.6%	64,329	85.3%	1,972	3.1%

Operating income	18,077	21.4%	11,088	14.7%	6,989	63.0%

Other income (expense), net:
Interest income	436	0.5%	634	0.8%	(198)	(31.2)%
Interest expense	(6,060)	(7.2)%	(6,742)	(8.9)%	(682)	(10.1)%
Loss on extinguishment of debt	—	0.0%	(924)	(1.2)%	(924)	(100.0)%
Other, net	53	0.1%	119	0.1%	(66)	(55.5)%

	(5,571)	(6.6)%	(6,913)	(9.2)%	(1,342)	(19.4)%

Income before provision for income taxes	12,506	14.8%	4,175	5.5%	8,331	199.5%
Provision for income taxes	4,860	5.8%	625	0.8%	4,235	677.6%

Net income	$7,646	9.1%	$3,550	4.7%	$4,096	115.4%

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues increased $9.0 million to $84.4 million for the three months ended March 31, 2007 from $75.4 million for the same period in 2006. The increase in revenues was primarily due to increases in our Technology Interoperability Services offset in part by decreases in our Number Portability Services, Network Services, Enterprise Solutions and Off-Network Database Query Fees.

Technology Interoperability Services revenues increased $12.0 million to $37.8 million for the three months ended March 31, 2007 from $25.8 million for the same period in 2006. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services, SMS services and mobile data roaming services, and the addition of $5.9 million in revenues from our acquisition of ITHL.

Network Services revenues decreased $1.1 million to $30.4 million for the three months ended March 31, 2007 from $31.5 million for the same period in 2006. The decrease in revenues was primarily due to the migration off our services platform by some of our customers and price concessions commensurate with our volume-based and service bundling pricing strategy for certain of our services and a competitive pricing environment. In addition, two of our SS7 customers have substantially completed the process of replacing our SS7 network solution. We expect network services revenues to be at least $10.0 million lower in 2007 compared to 2006, given the impact of these two specific customer migrations and a continued competitive pricing environment.

Number Portability Services revenues decreased $0.6 million to $6.1 million for the three months ended March 31, 2007 from $6.7 million for the same period in 2006. The decrease in revenues was primarily due to lower port center activity in addition to price concessions in conjunction with contract renewals. We expect number portability services revenues to decrease approximately 10.0% in 2007 from full year 2006 levels. This decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenue from new customers.

Call Processing Services revenues were $7.2 million for both the three months ended March 31, 2007 and 2006. This reflects increased international roaming volumes driven by increased demand for our signaling solutions services, offset by a reduction of our traditional call processing solution. We expect call processing services revenues to decrease approximately 10.0% in the remainder of 2007 from full year 2006 levels. This expected decrease is due to the continued migration of customers off the fraud prevention services that are near the end of their service life cycle.

Enterprise Solutions Services revenues decreased $0.9 million to $1.2 million for the three months ended March 31, 2007 from $2.1 million for the same period in 2006. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.4 million to $1.7 million for the three months ended March 31, 2007 from $2.0 million for the same period in 2006. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $2.2 million to $33.4 million for the three months ended March 31, 2007 from $31.2 million for the same period in 2006. The increase was primarily due to operational costs associated with our acquisition of ITHL, partially offset by a decrease in support costs.

Sales and marketing expenses increased $1.3 million to $6.8 million for the three months ended March 31, 2007 from $5.5 million for the same period in 2006. The increase is primarily due to sales and marketing expenses related to our acquisition of ITHL, higher employee-related costs for international expansion and increased trade show expenses.

General and administrative expenses decreased $3.3 million to $14.0 million for the three months ended March 31, 2007 from $17.3 million for the same period in 2006. This decrease was primarily due to costs incurred in the same period in 2006 related to the relocation of our corporate headquarters, including $1.7 million associated with the early lease termination of our former corporate headquarters, offset in part, by expenses associated with our acquisition of ITHL.

Depreciation and amortization expenses increased $0.3 million to $10.3 million for the three months ended March 31, 2007 from $10.0 million for the same period in 2006. The increase was primarily due to additional amortization of intangible assets from our acquisition of ITHL. Included in our depreciation and amortization expenses for the three months ended March 31, 2007 and 2006 is approximately $4.7 million and $4.2 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited (formerly Softwright Holdings Limited), our September 2004 acquisition of IOS North America and our June 2006 acquisition of ITHL.

Restructuring expense was $1.8 million and $0.3 million for the three months ended March 31, 2007 and 2006 respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of ten employees. As a result, we incurred $0.7 million in severance related costs and $1.1 million in costs associated with the lease of our corporate aircraft.

Other

Interest income decreased $0.2 million to $0.4 million for the three months ended March 31, 2007 from $0.6 million for the same period in 2006 primarily due to interest income earned on lower average cash balances.

Interest expense decreased $0.7 million to $6.1 million for the three months ended March 31, 2007 from $6.7 million for the same period in 2006. The decrease was primarily due to lower outstanding debt balances.

Loss on extinguishment of debt was $0.9 million for the three months ended March 31, 2006. In February 2006, we redeemed all outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million.

Provision for income taxes increased $4.2 million to $4.9 million for the three months ended March 31, 2007 from $0.6 million for the same period in 2006. During the quarter ended March 31, 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In the first quarter of 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our annual effective tax rate to approximately 21%, excluding the effects of other items. No such adjustments were made during the first quarter of 2007, resulting in an annual effective tax rate of approximately 38.9%.

Liquidity and Capital Resources

Cash Flow Information

During the quarter ended March 31, 2007, our operations generated $21.0 million of cash as compared to $1.4 million for the same period in 2006. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, share-based compensation and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $37.1 million at March 31, 2007 as compared to $26.7 million at December 31, 2006. This increase was primarily due to higher net cash provided by operating activities, partially offset by higher capital expenditures. Our working capital increased $11.3 million to $60.5 million at March 31, 2007 from $49.2 million at December 31, 2006. This increase in working capital was primarily due to higher net cash from operations.

Capital expenditures for property and equipment, including capitalized software costs, increased $4.8 million to $9.6 million for the three months ended March 31, 2007 from $4.8 million for the same period in 2006. For the three months ended March 31, 2007, we incurred approximately $9.6 million for capital expenditures primarily for investment in our messaging infrastructure to support our anticipated growth. We expect total capital expenditures in 2007 to be less than $25.0 million.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $42.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

In conjunction with our announcement regarding our planned acquisition of BSG, we have secured $290.0 million in committed variable-rate financing.

Debt and Credit Facilities

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

Borrowings under the senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.50% for the revolving loans and 1.75% for the term debt. As of March 31, 2007, the applicable interest rate was 7.10% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of March 31, 2007, we had an aggregate face amount of $136.2 million of outstanding indebtedness under our senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of March 31, 2007. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors, and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. (“Syniverse”) and the Guarantors. The obligation under the Credit Agreement is also secured by a pledge of the capital stock of Syniverse and its direct and indirect U.S. subsidiaries.

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

We used the $240.0 million of borrowings under the senior credit facility in combination with the net proceeds from our initial public offering to repay our previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for $85.8 million of our 12 3/4% senior subordinated notes due 2009.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of March 31, 2007, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2007 and 2006.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of March 31, 2007, our estimated unbilled revenues were $7.3 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.7 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of March 31, 2007 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of March 31, 2007 and our bad debt expense for the quarter then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of March 31, 2007, our allowance for credit memos totaled $3.1 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.3 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During the third quarter of 2004, indicators of impairment based on anticipated declines in call processing and the discontinuation of a carrier’s use of our access billing services resulted in the company recording a $9.0 million impairment charge for certain capitalized software, which thereafter had a carrying value of $7.4 million. During the fourth quarter of 2004, we recorded an impairment charge of $5.1 million on our customer base intangible assets resulting from a technology interoperability customer’s notification to us that it did not intend to renew its contract for these services. No impairment was recognized in the three months ended March 31, 2007.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the three months ended March 31, 2007.

Restructuring

We have made estimates of the costs to be incurred as part of our various restructuring plans. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs and made payments for the same amount in 2006. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of ten employees. As a result, we incurred $0.7 million in severance related costs and $1.1 million in costs associated with the lease of our corporate aircraft. As of March 31, 2007, the balance in the restructuring accrual was $1.4 million. We expect to pay the remaining restructuring costs by the first quarter of 2008. The balance in this account at March 31, 2007 continues to represent our best estimate.

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

The most significant claims are as follows:

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. We contest the petition and filed an appropriate response in accordance with local court rules.

Purchase Accounting

We have made estimates of the fair values of the assets acquired from our various acquisitions, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired were reduced by one year, our 2007 amortization expense would increase by approximately $1.4 million.

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. As a result of the implementation of FIN 48, the changes to our reserve for uncertain tax positions was accounted for as a $2.8 million cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. On January 1, 2007, we had approximately $9.0 million of total gross unrecognized tax benefits. Of this total, $2.8 million represents the amount of unrecognized tax benefits that, if recognized, would negatively affect the effective income tax rate in any future periods.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero for the three months ended March 31, 2007.

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. Syniverse Brience, LLC (Syniverse Brience) had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision.

We file our tax returns on a calendar year basis. As of December 31, 2006, we had Federal NOLs (net operating losses) and capital losses totaling approximately $80.7 million and $0.9 million, respectively, many of which we succeeded to as a result of our merger with Syniverse Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

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

If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If it is determined that an ownership change has occurred prior to July 23, 2005, there is a significant risk that the amount of NOLs acquired from Syniverse Brience that would be useable in any one year after the ownership change would be severely limited. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact that SFAS 159 could have on our financial position or results of operations.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2007 total approximately $5.6 million based on leases in effect at March 31, 2007.

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

Available Information

Our internet website address is www.syniverse.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge (except for the user’s internet access charge) through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. On March 13, 2007, we had $136.2 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.4 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of March 31, 2007 and December 31, 2006, we had variable rate debt of approximately $136.2 million and $136.6 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our March 31, 2007 financial position and results of operations. This could change in future periods due to our acquisition of ITHL, which has as its functional currency the Hong Kong dollar and has contractual arrangements with multiple customers that are collectible and payable in currencies other than the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2007, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6 “Commitments and Contingencies,” of this report.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report. There has been no material changes in our risk factors from those disclosed in our 2006 Annual Report.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated April 2, 2007, by and among Syniverse Technologies, Inc., Highwoods Corporation and Billing Services Group Limited. (1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated April 2, 2007.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: May 8, 2007	/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated April 2, 2007, by and among Syniverse Technologies, Inc., Highwoods Corporation and Billing Services Group Limited. (1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated April 2, 2007.
*	Filed herewith.