Form 10-Q
period 2007-06-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2007-08-09
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Shares Outstanding as of August 2, 2007

Syniverse Holdings, Inc.: 68,267,106 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$48,239	$26,704
Accounts receivable, net of allowances of $1,108 and $1,117, respectively	70,515	69,163
Prepaid and other current assets	11,107	10,137

Total current assets	129,861	106,004

Property and equipment, net	43,864	42,880
Capitalized software, net	51,839	51,803
Deferred costs, net	7,662	4,842
Goodwill	394,994	393,662
Identifiable intangibles, net	175,883	182,254
Other assets	888	2,702

Total assets	$804,991	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,822	$8,591
Accrued payroll and related benefits	7,422	5,142
Accrued interest	5,178	5,206
Other accrued liabilities	28,790	36,461
Current portion of Term Note B	1,393	1,393

Total current liabilities	48,605	56,793

Long-term liabilities:
Deferred tax liabilities	12,561	1,900
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	134,472	135,168
Other long-term liabilities	1,380	492

Total long-term liabilities	323,413	312,560

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,646,691 shares issued and 68,266,572 shares outstanding and 68,419,194 shares issued and 68,039,075 shares outstanding at June 30, 2007 and December 31, 2006, respectively	68	68
Additional paid-in capital	460,765	459,125
Accumulated deficit	(28,254)	(44,777)
Accumulated other comprehensive income	423	406
Common stock held in treasury, at cost; 380,119 at June 30, 2007 and December 31, 2006, respectively	(29)	(28)

Total stockholders’ equity	432,973	414,794

Total liabilities and stockholders’ equity	$804,991	$784,147

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$91,375	$82,194	$175,753	$157,611

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	34,075	33,545	67,516	64,751
Sales and marketing	7,652	6,871	14,464	12,364
General and administrative	13,616	13,673	27,603	30,984
Depreciation and amortization	10,724	9,868	21,003	19,849
Restructuring	773	—	2,555	338

	66,840	63,957	133,141	128,286

Operating income	24,535	18,237	42,612	29,325

Other income (expense), net:
Interest income	491	445	927	1,079
Interest expense	(6,063)	(6,707)	(12,123)	(13,449)
Loss on extinguishment of debt	—	—	—	(924)
Other, net	75	211	128	330

	(5,497)	(6,051)	(11,068)	(12,964)

Income before provision for income taxes	19,038	12,186	31,544	16,361
Provision for income taxes	7,370	2,699	12,230	3,324

Net income	$11,668	$9,487	$19,314	$13,037

Net income per common share:
Basic	$0.17	$0.14	$0.29	$0.20

Diluted	$0.17	$0.14	$0.29	$0.19

Weighted average common shares outstanding:
Basic	67,294	66,909	67,257	66,828

Diluted	67,439	67,873	67,396	67,568

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$19,314	$13,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	21,428	20,468
Provision for uncollectible accounts	131	388
Deferred income tax expense	9,910	3,262
Loss on extinguishment of debt	—	924
Stock-based compensation	1,469	329
Gain on sale of marketable securities	—	(119)
Loss on disposition of property	348	158
Changes in operating assets and liabilities:
Accounts receivable	(1,553)	(2,646)
Other current assets	(1,973)	(1,414)
Accounts payable	(480)	(10,198)
Other current liabilities	(7,643)	2,687
Other assets and liabilities	(2,216)	(528)

Net cash provided by operating activities	38,735	26,348

Cash flows from investing activities
Capital expenditures	(16,053)	(10,821)
Proceeds from the sale of marketable securities	—	119
Acquisition of ITHL, net of acquired cash	(735)	(37,725)

Net cash used in investing activities	(16,788)	(48,427)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(15,424)
Principal payments on senior credit facility	(696)	(902)
Employee stock purchase plan	430	—
Stock options exercised	16	63
Minimum tax withholding on restricted stock awards	(275)	—
Purchase of treasury stock	(1)	(5)

Net cash used in financing activities	(526)	(16,268)

Effect of exchange rate changes on cash	114	122

Net increase (decrease) in cash	21,535	(38,225)
Cash at beginning of period	26,704	49,294

Cash at end of period	$48,239	$11,069

Supplemental cash flow information
Interest paid	$11,763	$13,303
Income taxes paid	1,650	21

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

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45,747 in cash including working capital adjustments and earn-out to the sellers of $6,894, which was paid in April 2007. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers received $6,894 in additional cash consideration based upon achieving certain levels of revenues and Earning Before Interest, Depreciation and Taxes (EBITDA). Additionally, in connection with the acquisition, we incurred $1,106 in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc., (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution from unvested common stock, the exercise of stock options and restricted stock. As of June 30, 2007 and 2006, options to purchase 996,835 and 628,436 shares of common stock, respectively, were outstanding.

The following table displays the computation of net income per common share:

	Three Months Ended June, 30		Six Months Ended June 30,
	2007	2006	2007	2006
Basic and diluted net income per common share:
Net income	$11,668	$9,487	$19,314	$13,037

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,293,573	66,908,836	67,257,169	66,828,285
Unvested common stock	53,454	913,744	59,393	674,155
Potentially dilutive stock options and restricted stock	91,940	50,065	79,453	65,295

Diluted weighted-average common shares outstanding	67,438,967	67,872,645	67,396,015	67,567,735

Basic net income per common share	$0.17	$0.14	$0.29	$0.20

Diluted net income per common share	$0.17	$0.14	$0.29	$0.19

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$11,668	$9,487	$19,314	$13,037
Net unrealized loss on investments	—	—	—	(118)
Foreign currency translation gain	73	181	17	194

Total comprehensive income	$11,741	$9,668	$19,331	$13,113

The balance in accumulated other comprehensive income as of June 30, 2007 is comprised of a foreign currency translation gain of $423.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of June 30, 2007 and December 31, 2006, our investment was $888 and is included in other assets.

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

Segment Reporting

For all periods reported, we operated as a single segment since our chief operating-decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended June 30, 2007 and 2006, we derived 75.4% and 83.0%, respectively, of our revenues from customers in the United States. For the six months ended June 30, 2007 and 2006, we derived 74.3% and 82.8%, respectively, of our revenues from customers in the United States.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of June 30, 2007 and December 31, 2006, we do not have any derivative instruments or have engaged in any hedging activities.

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

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the three and six months ended June 30, 2007, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. The impact to our income from operations of recording stock-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of operations	$67	$49	$76	$52
Sales and marketing	163	50	136	52
General and administrative	754	195	1,257	225

Total stock-based compensation	$984	$294	$1,469	$329

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

	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.77%	4.49%	4.80%	4.49%
Volatility factor	34.0	34.0	34.0	33.8
Dividend yield	—	—	—	—
Weighted average expected life of options	5	5	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of eight comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through June 30, 2007.

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

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan. We do not currently expect to repurchase shares from any source to satisfy such obligation under the plans.

As of June 30, 2007, there were options to purchase 256,948 shares outstanding under the Founder’s Stock Option Plan and options to purchase 123,854 shares outstanding under the Directors’ Stock Option Plan. With the adoption of the 2006 Long-Term Equity Incentive Plan on May 9, 2006 as noted below, the Board of Syniverse, Inc. will no longer grant options from the Founder’s Stock Option Plan or the Directors’ Stock Option Plan.

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

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of the quarter ended June 30, 2007, 616,033 options outstanding, which vest 33 1/3% per year, were granted to certain executive officers. As of the quarter ended June 30, 2007, 859,900 unvested restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. Of these 1,000,000 shares authorized, 859,900 shares have been issued. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase Common Stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. The first offering in 2006 was from August 1 through November 30. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. At June 30, 2007, approximately 461,294 shares were reserved for future issuance. As of the quarter ended June 30, 2007, there were 75 enrollments in the Purchase Plan.

5. Restructurings

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $338 in severance related costs and made payments for the same amount in 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $668 in severance related costs and made payments of $571 through the second quarter of 2007. We expect to pay the remainder of the liabilities relating to the restructuring by the third quarter of 2007. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of ten employees. As a result, we incurred $653 in severance related costs and $1,330 in costs associated with the lease termination of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. The plan will result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. We expect to pay the remainder of the liabilities relating to the restructurings by the second quarter of 2008. As of June 30, 2007, the balance in the restructuring accrual was $1,731.

In the six months ended June 30, 2007, we had the following activity in our restructuring accruals:

	December 31, 2006 Balance	Additions	Payments	Reductions	June 30, 2007 Balance
August 2006 Restructuring
Termination costs	$156	$—	$(59)	$—	$97
January 2007 Restructuring
Termination costs	—	653	(228)	—	425
Contract termination costs	—	1,330	(693)	—	637
June 2007 Restructuring
Termination costs	—	572	—	—	572

Total restructurings	$156	$2,555	$(980)	$—	$1,731

6. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2007, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

The most significant claims are as follows:

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint was based on our discovery in the second quarter of 2005 that EDS was offering to provide clearing services to one of our customers when the customer’s contract with Syniverse expires in 2006. We believe this offer to provide clearing services to that customer constitutes a breach of certain non-compete obligations of EDS contained in the asset purchase agreement between EDS and us. On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the EDS defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1 million surety bond, which we have paid. We intend to continue to pursue this matter vigorously.

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

7. Income Taxes

In the fourth quarter of 2006, based upon an evaluation of our most recent twelve quarters of results and the expectation of continued net income, we reversed most of the valuation allowance and recognized a $49,179 tax benefit as we determined that we had met the more-likely-than-not criteria related to certain net deferred tax assets. We continue to maintain a valuation allowance for certain other net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carry forwards.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires a company to evaluate whether the tax position taken by a company will more-likely-than-not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. As a result of the implementation of FIN 48, the changes to our reserve for uncertain tax positions was accounted for as a $2,791 cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. On January 1, 2007, we had approximately $9,016 of total gross unrecognized tax benefits. Of this total, $2,791 represents the amount of unrecognized tax benefits that, if recognized, would negatively affect the effective income tax rate in any future periods. No changes were made to the FIN 48 liability during the second quarter.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero for the six months ended June 30, 2007.

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

8. Acquisition

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

The acquisition has not been completed as the European Commission (“Commission”) has initiated a Phase II review of our proposed acquisition. The Phase II review is part of the Commission’s customary investigation process and follows the procedural rules of the European Merger Regulation. The Commission has ninety working days from the announcement date of July 10, 2007 to make a final decision. The Commission noted that the fact that the review was extended does not prejudge the final decision. Additionally, we have filed for an extension of twenty days which will allow us additional time to speak with the Commission in September before their next milestone in the review.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$42	$33,112	$—	$15,085	$—	$48,239
Accounts receivable, net of allowances	—	59,461	—	11,054	—	70,515
Accounts receivable - affiliates	458	10,568	414	—	(11,440)	—
Prepaid and other current assets	—	6,904	—	4,203	—	11,107

Total current assets	500	110,045	414	30,342	(11,440)	129,861

Property and equipment, net	—	42,803	—	1,061	—	43,864
Capitalized software, net	—	45,966	—	5,873	—	51,839
Deferred costs, net	—	7,662	—	—	—	7,662
Goodwill	—	361,239	—	33,755	—	394,994
Identifiable intangibles, net	—	172,057	—	3,826	—	175,883
Other assets	—	888	—	—	—	888
Investment in subsidiaries	432,684	48,367	—	—	(481,051)	—

Total assets	$433,184	$789,027	$414	$74,857	$(492,491)	$804,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,267	$—	$1,555	$—	$5,822
Accounts payable - affiliates	195	—	—	11,245	(11,440)	—
Accrued payroll and related benefits	16	5,650	—	1,756	—	7,422
Accrued interest	—	5,178	—	—	—	5,178
Other accrued liabilities	—	19,068	—	9,722	—	28,790
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	211	35,556	—	24,278	(11,440)	48,605

Long-term liabilities:
Deferred tax liabilities	—	9,936	—	2,625	—	12,561
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	134,472	—	—	—	134,472
Other long-term liabilities	—	1,379	—	1	—	1,380

Total long-term liabilities	—	320,787	—	2,626	—	323,413

Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	460,765	460,516	—	47,889	(508,405)	460,765
Accumulated deficit	(28,254)	(28,255)	(116,216)	(389)	144,860	(28,254)
Accumulated other comprehensive income	423	423	—	422	(845)	423
Common stock held in treasury, at cost	(29)	—	—	—	—	(29)

Total stockholders’ equity	432,973	432,684	414	47,953	(481,051)	432,973

Total liabilities and stockholders’ equity	$433,184	$789,027	$414	$74,857	$(492,491)	$804,991

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$83,328	$—	$8,047	$—	$91,375

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	67	30,104	—	3,904	—	34,075
Sales and marketing	162	5,149	—	2,341	—	7,652
General and administrative	754	11,215	3	1,644	—	13,616
Depreciation and amortization	—	10,006	—	718	—	10,724
Restructuring	—	773	—	—		773

	983	57,247	3	8,607	—	66,840

Operating income (loss)	(983)	26,081	(3)	(560)	—	24,535

Other income (expense), net:
Income from equity investment	20,021	(411)	—	—	(19,610)	—
Interest income	—	412	—	79	—	491
Interest expense	—	(6,063)	—	—	—	(6,063)
Other, net	—	2	—	73	—	75

	20,021	(6,060)	—	152	(19,610)	(5,497)

Income (loss) before provision for income taxes	19,038	20,021	(3)	(408)	(19,610)	19,038

Provision for income taxes	7,370	7,339	—	31	(7,370)	7,370

Net income (loss)	11,668	12,682	(3)	(439)	(12,240)	11,668

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$159,612	$—	$16,141	$—	$175,753

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	75	59,454	—	7,987	—	67,516
Sales and marketing	135	10,455	—	3,874	—	14,464
General and administrative	1,258	23,370	3	2,972	—	27,603
Depreciation and amortization	—	19,642	—	1,361	—	21,003
Restructuring	—	2,555	—	—		2,555

	1,468	115,476	3	16,194	—	133,141

Operating income (loss)	(1,468)	44,136	(3)	(53)	—	42,612

Other income (expense), net:
Income from equity investment	33,012	192	—	—	(33,204)	—
Interest income	—	805	—	122	—	927
Interest expense	—	(12,123)	—	—	—	(12,123)
Other, net	—	2	—	126	—	128

	33,012	(11,124)	—	248	(33,204)	(11,068)

Income (loss) before provision for income taxes	31,544	33,012	(3)	195	(33,204)	31,544

Provision for income taxes	12,230	11,980	—	249	(12,229)	12,230

Net income (loss)	19,314	21,032	(3)	(54)	(20,975)	19,314

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$19,314	$21,032	$(3)	$(54)	$(20,975)	$19,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	20,165	—	1,263	—	21,428
Provision for uncollectible accounts	—	131	—	—	—	131
Deferred income tax expense	—	9,185	—	725	—	9,910
Income from equity investment	(33,012)	(192)	—	—	33,204	—
Stock-based compensation	1,469	—	—	—	—	1,469
Loss on disposition of property	—	348	—	—	—	348
Changes in operating assets and liabilities:
Accounts receivable	—	(2,505)	3	949	—	(1,553)
Other current assets	—	(2,609)	—	636	—	(1,973)
Accounts payable	—	(4,611)	—	4,131	—	(480)
Other current liabilities	12,230	(8,231)	—	587	(12,229)	(7,643)
Other assets and liabilities	(170)	(2,183)	—	137	—	(2,216)

Net cash provided by (used in) operating activities	(169)	30,530	—	8,374	—	38,735

Cash flows from investing activities
Capital expenditures	—	(15,656)	—	(397)	—	(16,053)
Acquisition of ITHL, net of acquired cash	—	14	—	(749)	—	(735)

Net cash used in investing activities	—	(15,642)	—	(1,146)	—	(16,788)

Cash flows from financing activities

Principal payments on senior credit facility	—	(696)	—	—	—	(696)
Employee stock purchase plan	430	—	—	—	—	430
Stock options exercised	16	—	—	—	—	16
Minimum tax withholding on restricted stock awards	(275)	—	—	—	—	(275)
Purchase of treasury stock	(1)	—	—	—	—	(1)

Net cash provided by (used) in financing activities	170	(696)	—	—	—	(526)

Effect of exchange rate changes on cash	—	—	—	114	—	114

Net increase in cash	1	14,192	—	7,342	—	21,535
Cash at beginning of period	41	18,920	—	7,743	—	26,704

Cash at end of period	$42	$33,112	$—	$15,085	$—	$48,239

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$18,920	$—	$7,743	$—	$26,704
Accounts receivable, net of allowances	—	57,090	—	12,073	—	69,163
Accounts receivable—affiliates	95	7,395	417	—	(7,907)	—
Prepaid and other current assets	—	5,274	—	4,863	—	10,137

Total current assets	136	88,679	417	24,679	(7,907)	106,004

Property and equipment, net	—	41,860	—	1,020	—	42,880
Capitalized software, net	—	45,352	—	6,451	—	51,803
Deferred costs, net	—	4,842	—	—	—	4,842
Goodwill	—	361,239	—	32,423	—	393,662
Identifiable intangibles, net	—	178,047	—	4,207	—	182,254
Other assets	—	2,702	—	—	—	2,702
Investment in subsidiaries	414,704	47,671	—	—	(462,375)	—

Total assets	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30	$7,421	$—	$1,140	$—	$8,591
Accounts payable—affiliates		—	—	7,907	(7,907)	—
Accrued payroll and related benefits	16	3,742	—	1,384	—	5,142
Accrued interest	—	5,206	—	—	—	5,206
Other accrued liabilities	—	27,269	—	9,192	—	36,461
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	46	45,031	—	19,623	(7,907)	56,793

Long-term liabilities:
Deferred tax liabilities	—	—	—	1,900	—	1,900
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	135,168	—	—	—	135,168
Other long-term liabilities	—	489	—	3	—	492

Total long-term liabilities	—	310,657	—	1,903	—	312,560

Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	459,125	459,075	—	47,153	(506,228)	459,125
Accumulated deficit	(44,777)	(44,777)	(116,213)	(336)	161,326	(44,777)
Accumulated other comprehensive income	406	406	—	406	(812)	406
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders’ equity	414,794	414,704	417	47,254	(462,375)	414,794

Total liabilities and stockholders’ equity	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$80,032	$57	$2,105	$—	$82,194

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	49	32,631	—	865	—	33,545
Sales and marketing	50	5,813	—	1,008	—	6,871
General and administrative	194	12,865	3	238	—	13,300
Provision for uncollectible accounts	—	361	—	12	—	373
Depreciation and amortization	—	9,765	—	103	—	9,868

	293	61,435	3	2,226	—	63,957

Operating income (loss)	(293)	18,597	54	(121)	—	18,237

Other income (expense), net:
Income from equity investment	12,479	77	—	—	(12,556)	—
Interest income	—	442	—	3	—	445
Interest expense	—	(6,668)	—	(39)	—	(6,707)
Other, net	—	31	—	180	—	211

	12,479	(6,118)	—	144	(12,556)	(6,051)

Income before provision for income taxes	12,186	12,479	54	23	(12,556)	12,186

Provision for income taxes	2,699	2,699	—	—	(2,699)	2,699

Net income	$9,487	$9,780	$54	$23	$(9,857)	$9,487

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$153,652	$113	$3,846	$—	$157,611

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	52	63,162	—	1,537	—	64,751
Sales and marketing	53	10,715	—	1,596	—	12,364
General and administrative	224	30,040	3	329	—	30,596
Provision for uncollectible accounts	—	376	—	12	—	388
Depreciation and amortization	—	19,644	—	205	—	19,849
Restructuring	—	338	—	—		338

	329	124,275	3	3,679	—	128,286

Operating income (loss)	(329)	29,377	110	167	—	29,325

Other income (expense), net:
Income from equity investment	16,690	80	—	—	(16,770)	—
Interest income	—	1,075	—	4	—	1,079
Interest expense	—	(13,382)	—	(67)	—	(13,449)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	—	464	—	(134)	—	330

	16,690	(12,687)	—	(197)	(16,770)	(12,964)

Income (loss) before provision for income taxes	16,361	16,690	110	(30)	(16,770)	16,361

Provision for income taxes	3,324	3,324	—	—	(3,324)	3,324

Net income (loss)	$13,037	$13,366	$110	$(30)	$(13,446)	$13,037

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$13,037	$13,366	$110	$(30)	$(13,446)	$13,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	20,353	—	115	—	20,468
Provision for uncollectible accounts	—	376	—	12	—	388
Deferred income tax expense	—	3,262	—	—	—	3,262
Income from equity investment	(16,690)	(80)	—	—	16,770	—
Loss on extinguishment of debt	—	924	—	—	—	924
Loss on disposal of property	—	158	—	—	—	158
Stock-based compensation	329	—	—	—	—	329
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,943)	658	(1,361)	—	(2,646)
Other current assets	—	(1,420)	—	6	—	(1,414)
Accounts payable	—	(10,479)	—	281	—	(10,198)
Other current liabilities	3,298	2,742	(828)	799	(3,324)	2,687
Other assets and liabilities	—	(532)	—	4	—	(528)

Net cash provided by (used in) operating activities	(26)	26,608	(60)	(174)	—	26,348

Cash flows from investing activities
Capital expenditures	—	(10,821)	—	—	—	(10,821)
Proceeds from sale of marketable securities	—	119	—	—	—	119
ITHL acquisition, net of acquired cash	—	(38,856)	—	1,131	—	(37,725)

Net cash provided by (used) in investing activities	—	(49,558)	—	1,131	—	(48,427)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on credit facility	—	(902)	—	—	—	(902)
Stock options exercised	63	—	—	—	—	63
Purchase of treasury stock	(5)	—	—	—	—	(5)

Net cash provided by (used) in financing activities	58	(16,326)	—	—	—	(16,268)

Effect of exchange rate changes on cash	—	—	—	122	—	122

Net increase (decrease) in cash	32	(39,276)	(60)	1,079	—	(38,225)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$40	$8,620	$—	$2,409	$—	$11,069

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.7 million in cash including working capital adjustments and earn-out to the sellers of $6.9 million, which was paid in April 2007. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers received $6.9 million in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Additionally, in connection with the acquisition, we incurred $1.1 million in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to carriers in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

On April 1, 2007 we signed a definitive agreement to acquire the wireless clearing and financial settlement business of Billing Services Group (“BSG”), a leading global provider of clearing, settlement, payment and financial risk management solutions for communications service providers, for approximately $290.0 million in cash (which includes debt to be refinanced at closing). The proposed acquisition will combine our industry-leading technology interoperability and network services capabilities with BSG’s strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities. BSG serves approximately 180 mobile operators globally.

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

The acquisition has not been completed as the European Commission (“Commission”) has initiated a Phase II review of our proposed acquisition. The Phase II review is part of the Commission’s customary investigation process and follows the procedural rules of the European Merger Regulation. The Commission has ninety working days from the announcement date of July 10, 2007 to make a final decision. The Commission noted that the fact that the review was extended does not prejudge the final decision. Additionally, we have filed for an extension of twenty days, which will allow us additional time to speak with the Commission in September before their next milestone in the review.

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

•

Number Portability Services. We provide number portability services to the wireless industry. When wireless subscribers choose to change carriers but keep their existing telephone number, the former carrier must send the subscribers’ information to the new carrier. Our services perform the necessary processing between the two carriers to allow the subscribers to change service providers while keeping their existing telephone number. We primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the shorter of the life of the initial customer agreement or the period remaining until the amended contract end date for those contracts terminated early. We expect number portability services revenues to decrease between six and eight percent in 2007 from full year 2006 levels. This decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenues from new customers.

•

Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept calls while roaming on another carrier’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed. We expect our call processing revenues will be at levels similar to prior year.

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

Results of Operations

The following tables present an overview of our results of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007	% of Revenues	Three Months Ended June 30, 2006	% of Revenues	2007 vs. 2006 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$42,061	46.0%	$30,798	37.4%	$11,263	36.6%
Network Services	31,245	34.2%	31,549	38.4%	(304)	(1.0)%
Number Porting Services	6,938	7.6%	7,220	8.8%	(282)	(3.9)%
Call Processing Services	8,422	9.2%	7,288	8.9%	1,134	15.6%
Enterprise Solutions	1,089	1.2%	2,084	2.5%	(995)	(47.7)%

Revenues excluding Off-Network Data Base
Query Fees	89,755	98.2%	78,939	96.0%	10,816	13.7%
Off-Network Database Query Fees	1,620	1.8%	3,255	4.0%	(1,635)	(50.2)%

Total revenues	91,375	100.0%	82,194	100.0%	9,181	11.2%
Costs and expenses:
Cost of operations	34,075	37.3%	33,545	40.8%	530	1.6%
Sales and marketing	7,652	8.4%	6,871	8.4%	781	11.4%
General and administrative	13,616	14.9%	13,673	16.6%	(57)	(0.4)%
Depreciation and amortization	10,724	11.7%	9,868	12.0%	856	8.7%
Restructuring	773	0.8%	—	0.0%	773	100.0%

	66,840	73.1%	63,957	77.8%	2,883	4.5%

Operating income	24,535	26.9%	18,237	22.2%	6,298	34.5%
Other income (expense), net:
Interest income	491	0.5%	445	0.5%	46	10.3%
Interest expense	(6,063)	(6.6)%	(6,707)	(8.2)%	(644)	(9.6)%
Other, net	75	0.1%	211	0.3%	(136)	(64.5)%

	(5,497)	(6.0)%	(6,051)	(7.4)%	(554)	(9.2)%

Income before provision for income taxes	19,038	20.8%	12,186	14.8%	6,852	56.2%
Provision for income taxes	7,370	8.1%	2,699	3.3%	4,671	173.1%

Net income	$11,668	12.8%	$9,487	11.5%	$2,181	23.0%

	Six Months Ended June 30, 2007	% of Revenues	Six Months Ended June 30, 2006	% of Revenues	2007 vs. 2006 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$79,856	45.4%	$56,634	35.9%	$23,222	41.0%
Network Services	61,669	35.1%	63,043	40.0%	(1,374)	(2.2)%
Number Porting Services	13,044	7.4%	13,950	8.8%	(906)	(6.5)%
Call Processing Services	15,630	8.9%	14,479	9.2%	1,151	7.9%
Enterprise Solutions	2,280	1.3%	4,214	2.7%	(1,934)	(45.9)%

Revenues (excluding Off-Network Data Base Query Fees)	172,479	98.1%	152,320	96.6%	20,159	13.2%
Off-Network Database Query Fees	3,274	1.9%	5,291	3.4%	(2,017)	(38.1)%

Total revenues	175,753	100.0%	157,611	100.0%	18,142	11.5%
Costs and expenses:
Cost of operations	67,516	38.4%	64,751	41.1%	2,765	4.3%
Sales and marketing	14,464	8.2%	12,364	7.8%	2,100	17.0%
General and administrative	27,603	15.7%	30,984	19.7%	(3,381)	(10.9)%
Depreciation and amortization	21,003	12.0%	19,849	12.6%	1,154	5.8%
Restructuring	2,555	1.5%	338	0.2%	2,217	655.9%

	133,141	75.8%	128,286	81.4%	4,855	3.8%

Operating income	42,612	24.2%	29,325	18.6%	13,287	45.3%
Other income (expense), net:
Interest income	927	0.5%	1,079	0.7%	(152)	(14.1)%
Interest expense	(12,123)	(6.9)%	(13,449)	(8.5)%	(1,326)	(9.9)%
Loss on extinguishment of debt	—	0.0%	(924)	(0.6)%	(924)	(100.0)%
Other, net	128	0.1%	330	0.2%	(202)	(61.2)%

	(11,068)	(6.3)%	(12,964)	(8.2)%	(1,896)	(14.6)%

Income before provision for income taxes	31,544	17.9%	16,361	10.4%	15,183	92.8%
Provision for income taxes	12,230	7.0%	3,324	2.1%	8,906	267.9%

Net income	$19,314	11.0%	$13,037	8.3%	$6,277	48.1%

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues increased $9.2 million to $91.4 million for the three months ended June 30, 2007 from $82.2 million for the same period in 2006. Total revenues increased $18.1 million to $175.8 million for the six months ended June 30, 2007 from $157.6 million for the same period in 2006. The increase in revenues was primarily due to increases in our Technology Interoperability Services and our Call Processing Services, offset in part by decreases in our Number Portability Services, Network Services, Enterprise Solutions and Off-Network Database Query Fees.

Technology Interoperability Services revenues increased $11.3 million to $42.1 million for the three months ended June 30, 2007 from $30.8 million for the same period in 2006. Technology Interoperability Services revenues increased $23.2 million to $79.9 million for the six months ended June 30, 2007 from $56.6 million for the same period in 2006. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse, SMS and mobile data roaming services, and the addition of revenues from our acquisition of ITHL of $5.8 million and $11.8 million, respectively, for the three and six months ended June 30, 2007.

Network Services revenues decreased $0.3 million to $31.2 million for the three months ended June 30, 2007 from $31.5 million for the same period in 2006. Network Services revenues decreased $1.4 million to $61.7 million for the six months ended June 30, 2007 from $63.0 million for the same period in 2006. The decrease in revenues was primarily due to the migration off our services platform by some of our customers and price concessions commensurate with our volume-based and service bundling pricing strategy for certain of our services and a competitive pricing environment. In addition, two of our SS7 customers have completed the process of replacing our SS7 network solution. As a result, we expect network services revenues to be slightly lower in 2007 compared to 2006.

Number Portability Services revenues decreased $0.3 million to $6.9 million for the three months ended June 30, 2007 from $7.2 million for the same period in 2006. Number Portability Services revenues decreased $0.9 million to $13.0 million for the six months ended June 30, 2007 from $14.0 million for the same period in 2006. The decrease in revenues was primarily due to lower port center activity in addition to price concessions in conjunction with contract renewals. We expect number portability services revenues to decrease between six and eight percent in 2007 from full year 2006 levels. This decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenue from new customers.

Call Processing Services revenues increased $1.1 million to $8.4 million for the three months ended June 30, 2007 from $7.3 million for the same period in 2006. Call Processing Services revenues increased $1.2 million to $15.6 million for the six months ended June 30, 2007 from $14.5 million for the same period in 2006. This increase primarily results from increased international roaming volumes driven by increased demand for our signaling solutions services, offset by a reduction of our traditional call processing solution. We expect full year 2007 call processing services revenues to be at levels similar to those for full year 2006.

Enterprise Solutions Services revenues decreased $1.0 million to $1.1 million for the three months ended June 30, 2007 from $2.1 million for the same period in 2006. Enterprise Solutions Services revenues decreased $1.9 million to $2.3 million for the six months ended June 30, 2007 from $4.2 million for the same period in 2006. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $1.6 million to $1.6 million for the three months ended June 30, 2007 from $3.2 million for the same period in 2006. Off-Network Database Queries revenues decreased $2.0 million to $3.3 million for the six months ended June 30, 2007 from $5.3 million for the same period in 2006. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $0.5 million to $34.1 million for the three months ended June 30, 2007 from $33.5 million for the same period in 2006. Cost of operations increased $2.8 million to $67.5 million for the six months ended June 30, 2007 from $64.8 million for the same period in 2006. The increase was primarily due to operational costs associated with our acquisition of ITHL, partially offset by decrease in support and data processing costs and off-network database queries costs.

Sales and marketing expenses increased $0.8 million to $7.7 million for the three months ended June 30, 2007 from $6.9 million for the same period in 2006. Sales and marketing expenses increased $2.1 million to $14.5 million for the six months ended June 30, 2007 from $12.4 million for the same period in 2006. The increase is primarily due to sales and marketing expenses related to our acquisition of ITHL.

General and administrative expenses decreased $0.1 million to $13.6 million for the three months ended June 30, 2007 from $13.7 for the same period in 2006. General and administrative expenses decreased $3.4 million to $27.6 million for the six months ended June 30, 2007 from $31.0 million for the same period in 2006. This decrease was primarily due to $4.9 million of costs incurred during the six month period ending June 30, 2006 related to the relocation of our corporate headquarters, including $1.7 million associated with the early lease termination of our former corporate headquarters, offset in part, by general and administrative expenses related to our acquisition of ITHL.

Depreciation and amortization expenses increased $0.9 million to $10.7 million for the three months ended June 30, 2006 from $9.9 million for the same period in 2006. Depreciation and amortization expenses increased $1.2 million to $21.0 million for the six months ended June 30, 2007 from $19.9 million for the same period in 2006. The increase was primarily due to additional amortization of intangible assets from our acquisition of ITHL. Included in our depreciation and amortization expenses for the six months ended June 30, 2007 and 2006 is approximately $9.4 million and $8.4 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited (formerly Softwright Holdings Limited), our September 2004 acquisition of IOS North America and our June 2006 acquisition of ITHL.

Restructuring expense was $0.8 million for the three months ended June 30, 2007 and was $2.6 million and $0.3 million for the six month ended June 30, 2007 and 2006, respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of ten employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. The plan will result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs.

Interest income decreased $0.2 million to $0.9 million for the six months ended June 30, 2007 from $1.1 million for the same period in 2006 primarily due to interest income earned on lower average cash balances.

Interest expense decreased $0.6 million to $6.1 million for the three months ended June 30, 2007 from $6.7 million for the same period in 2006. Interest expense decreased $1.3 million to $12.1 million for the six months ended June 30, 2007 from $13.5 million for the same period in 2006. The decrease was primarily due to lower outstanding debt balances.

Loss on extinguishment of debt was $0.9 million for the six months ended June 30, 2006. In February 2006, we redeemed all outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million.

Provision for income taxes increased $4.7 million to $7.4 million for the three months ended June 30, 2007 from $2.7 million for the same period in 2006. Provision for income taxes increased $8.9 million to $12.2 million for the six months ended June 30, 2007 from $3.3 million for the same period in 2006. During 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In 2006, based upon an evaluation of our most recent twelve quarters of results and our expectations of pre-tax income, a tax benefit for the deferred tax assets expected to be realized as a result of income in the current year was recognized as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. For the six months ended June 30, 2006, the benefit reduced our annual effective tax rate to approximately 21%, excluding the effects of other items. No such adjustments have been made during the six months ended June 30, 2007, resulting in an annual effective tax rate of approximately 38.8%.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$38,735	$26,348
Net cash used in investing activities	(16,788)	(48,427)
Net cash used in financing activities	(526)	(16,268)
Effect of exchange rate changes on cash	114	122

Net (decrease) increase in cash	$21,535	$(38,225)

Net cash provided by operating activities was $38.7 million for the six months ended June 30, 2007 as compared to $26.3 million for the same period in 2006. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, share-based compensation and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $48.2 million at June 30, 2007 as compared to $26.7 million at December 31, 2006. This increase was primarily due to higher net cash provided by operating activities, partially offset by higher capital expenditures. Our working capital increased $32.0 million to $81.3 million at June 30, 2007 from $49.2 million at December 31, 2006 primarily due to higher net cash from operating activities.

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2007. Capital expenditures for property and equipment, including capitalized software costs, increased $5.2 million to $16.1 million for the six months ended June 30, 2007 from $10.8 million for the same period in 2006. For the six months ended June 30, 2007, we incurred approximately $16.1 million for capital expenditures primarily for investment in our messaging infrastructure to support our anticipated growth. We expect total capital expenditures in 2007 to be less than $25.0 million.

Net cash used in financing activities of $0.5 million for the six months ended June 30, 2007 consists primarily of principal payments on our senior credit facility.

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

Borrowings under the senior credit facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin, which is presently 1.50% for the revolving loans and 1.75% for the term debt. As of June 30, 2007, the applicable interest rate was 7.11% based on the LIBOR option. The term loan facility requires regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facility will mature on February 15, 2012. The full amount borrowed under the revolving credit line will mature on February 15, 2011.

As of June 30, 2007, we had an aggregate face amount of $135.9 million of outstanding indebtedness under our senior credit facility representing the term note B facility and $42.0 million available under the revolving credit facility. No amounts were drawn under the revolving facility as of June 30, 2007. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors, and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. (“Syniverse”) and the Guarantors. The obligation under the Credit Agreement is also secured by a pledge of the capital stock of Syniverse and its direct and indirect U.S. subsidiaries.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of June 30, 2007, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and six months ended June 30, 2007 and 2006.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of June 30, 2007, our estimated unbilled revenues were $7.3 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.7 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of June 30, 2007 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of June 30, 2007 and our bad debt expense for the quarter then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we cannot provide any assurance this will continue. As of June 30, 2007, our allowance for credit memos totaled $3.8 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.4 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During the third quarter of 2004, indicators of impairment based on anticipated declines in call processing and the discontinuation of a carrier’s use of our access billing services resulted in the company recording a $9.0 million impairment charge for certain capitalized software, which thereafter had a carrying value of $7.4 million. During the fourth quarter of 2004, we recorded an impairment charge of $5.1 million on our customer base intangible assets resulting from a technology interoperability customer’s notification to us that it did not intend to renew its contract for these services. No impairment was recognized in the six months ended June 30, 2007.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the six months ended June 30, 2007.

Restructuring

We have made estimates of the costs to be incurred as part of our various restructuring plans. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of eight employees. As a result, we incurred $0.3 million in severance related costs and made payments for the same amount in 2006. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of ten employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease termination of our corporate aircraft. In June 2007, we committed to restructuring plan affecting our technology development and support groups. The plan will result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. As of June 30, 2007, the balance in the restructuring accrual was $1.7 million. We expect to pay the remainder of the liabilities relating to the restructurings by the second quarter of 2008. The balance in this account at June 30, 2007 continues to represent our best estimate.

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

On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the EDS defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1.0 million surety bond, which we have paid. We intend to continue to pursue this matter vigorously.

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

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), resulting in a change to our reserve for uncertain tax positions which was accounted for as a $2.8 million cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. No increases or decreases were made to this reserve during the second quarter of 2007.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero during the second quarter of 2007.

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

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2007 total approximately $3.7 million based on leases in effect at June 30, 2007.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2007, we had $135.9 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.4 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of June 30, 2007 and December 31, 2006, we had variable rate debt of approximately $135.9 million and $136.6 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our June 30, 2007 financial position and results of operations. This could change in future periods due to our acquisition of ITHL, which has as its functional currency the Hong Kong dollar and has contractual arrangements with multiple customers that are collectible and payable in currencies other than the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2007, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6 “Commitments and Contingencies,” of this report.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 9, 2007. The stockholders voted on the following matters:

Proposal I.	Election of 8 directors (David A. Donnini, Tony G. Holcombe, John C. Hofmann, James B. Lipham, Robert J. Marino, Jack Pearlstein, Collin E. Roche, Timothy A. Samples).

Proposal II.	Ratify and approve the selection of Ernst & Young LLP as the Independent registered public accounting firm for Syniverse Holdings, Inc. for 2007

The results of the voting were as follows:

Proposal	Affirmative Votes	Withheld Votes	Abstentions/Broker Non-Votes
I (Donnini)	52,608,964	7,583,638	—
I (Holcombe)	53,726,418	6,466,184	—
I (Hofmann)	53,673,483	6,519,119	—
I (Lipham)	59,575,618	616,984	—
I (Marino)	59,575,618	616,984	—
I (Pearlstein)	59,575,718	616,884	—
I (Roche)	52,608,464	7,584,138	—
I (Samples)	59,575,318	617,284	—
II	60,128,334	17,372	46,896

All proposals received the required affirmative votes and were adopted by the stockholders.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: August 9, 2007	/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

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