Form 10-Q
period 2007-09-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2007-11-09
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares Outstanding as of November 5, 2007

Syniverse Holdings, Inc.: 68,301,689 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$42,042	$26,704
Accounts receivable, net of allowances of $1,156 and $1,117, respectively	77,528	69,163
Prepaid and other current assets	11,374	10,137

Total current assets	130,944	106,004

Property and equipment, net	43,062	42,880
Capitalized software, net	50,224	51,803
Deferred costs, net	14,823	4,842
Goodwill	395,193	393,662
Identifiable intangibles, net	172,727	182,254
Other assets	890	2,702

Total assets	$807,863	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,027	$8,591
Accrued payroll and related benefits	10,279	5,142
Accrued interest	1,836	5,206
Other accrued liabilities	29,961	36,461
Current portion of Term Note B	840	1,393

Total current liabilities	46,943	56,793

Long-term liabilities:
Deferred tax liabilities	22,337	1,900
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	111,160	135,168
Other long-term liabilities	817	492

Total long-term liabilities	309,314	312,560

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,662,761 shares issued and 68,282,642 shares outstanding and 68,419,194 shares issued and 68,039,075 shares outstanding at September 30, 2007 and December 31, 2006, respectively	68	68
Additional paid-in capital	462,018	459,125
Accumulated deficit	(11,775)	(44,777)
Accumulated other comprehensive income	1,324	406
Common stock held in treasury, at cost; 380,119 at September 30, 2007 and December 31, 2006, respectively	(29)	(28)

Total stockholders’ equity	451,606	414,794

Total liabilities and stockholders’ equity	$807,863	$784,147

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$100,278	$93,567	$276,031	$251,178

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	34,584	35,196	102,100	99,947
Sales and marketing	7,483	6,297	21,947	18,661
General and administrative	14,317	13,566	41,920	44,550
Depreciation and amortization	10,861	10,685	31,864	30,534
Restructuring	(319)	668	2,236	1,006

	66,926	66,412	200,067	194,698

Operating income	33,352	27,155	75,964	56,480

Other income (expense), net:
Interest income	424	327	1,351	1,406
Interest expense	(6,625)	(7,018)	(18,748)	(20,467)
Loss on extinguishment of debt	—	—	—	(924)
Other, net	(90)	57	38	387

	(6,291)	(6,634)	(17,359)	(19,598)

Income before provision for income taxes	27,061	20,521	58,605	36,882
Provision for income taxes	10,582	2,939	22,812	6,263

Net income	$16,479	$17,582	$35,793	$30,619

Net income per common share:
Basic	$0.24	$0.26	$0.53	$0.46

Diluted	$0.24	$0.26	$0.53	$0.45

Weighted average common shares outstanding:
Basic	67,377	67,006	67,298	66,888

Diluted	67,607	67,930	67,467	67,689

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$35,793	$30,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	32,661	31,412
Provision for uncollectible accounts	203	284
Deferred income tax expense	19,086	6,177
Loss on extinguishment of debt	—	924
Stock-based compensation	2,445	1,033
Gain on sale of marketable securities	—	(119)
Loss on disposition of property	1,061	266
Changes in operating assets and liabilities:
Accounts receivable	(8,314)	(5,053)
Other current assets	(1,513)	1,649
Accounts payable	618	(7,408)
Other current liabilities	(10,022)	(5,482)
Other assets and liabilities	(3,982)	(642)

Net cash provided by operating activities	68,036	53,660

Cash flows from investing activities
Capital expenditures	(21,974)	(16,528)
Proceeds from the sale of marketable securities	—	119
Acquisition of ITHL, net of acquired cash	(735)	(37,721)

Net cash used in investing activities	(22,709)	(54,130)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment premium and related fees	—	(15,424)
Debt issuance costs paid	(6,428)
Principal payments on senior credit facility	(24,561)	(16,351)
Employee stock purchase plan	430	—
Stock options exercised	294	91
Minimum tax withholding on restricted stock awards	(275)	—
Purchase of treasury stock	(1)	(5)

Net cash used in financing activities	(30,541)	(31,689)

Effect of exchange rate changes on cash	552	181

Net increase (decrease) in cash	15,338	(31,978)
Cash at beginning of period	26,704	49,294

Cash at end of period	$42,042	$17,316

Supplemental cash flow information
Interest paid	$21,421	$23,443
Income taxes paid	2,826	21

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), caller ID, number portability and wireless video services. We currently provide our services to more than 375 operators in over 75 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

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

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45,747 in cash including working capital adjustments and earn-out to the sellers of $6,894, which was paid in April 2007. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers received $6,894 in additional cash consideration based upon achieving certain levels of revenues and Earning Before Interest, Depreciation and Taxes (EBITDA). Additionally, in connection with the acquisition, we incurred $1,106 in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc., (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated financial statements include the accounts of Syniverse Inc., Syniverse Technologies, Inc. (Syniverse), Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited) and PPIL, since the date of acquisition of June 16, 2006. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions services to telecommunication companies worldwide. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels and service bundling. Generally, there is also a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS and MMS services, revenues vary based on the number of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. Through our acquisition of Interactive Technology Holdings Limited (ITHL), we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP

97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution from unvested common stock, the exercise of stock options and restricted stock. As of September 30, 2007 and 2006, options to purchase 1,129,761 and 645,745 shares of common stock, respectively, were outstanding.

The following table displays the computation of net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and diluted net income per common share:
Net income	$16,479	$17,582	$35,793	$30,619

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,377,332	67,005,555	67,297,664	66,888,024
Unvested common stock	41,576	877,922	53,454	742,077
Potentially dilutive stock options and restricted stock	188,501	46,162	115,802	58,917

Diluted weighted-average common shares outstanding	67,607,410	67,929,639	67,466,920	67,689,018

Basic net income per common share	$0.24	$0.26	$0.53	$0.46

Diluted net income per common share	$0.24	$0.26	$0.53	$0.45

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$16,479	$17,582	$35,793	$30,619
Net unrealized loss on investments	—	—	—	(118)
Foreign currency translation gain (loss)	901	(124)	918	68

Total	$17,380	$17,458	$36,711	$30,569

The balance in accumulated other comprehensive income as of September 30, 2007 is comprised of a foreign currency translation gain of $1,324.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of September 30, 2007 and December 31, 2006, our investment was $888 and is included in other assets.

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

Segment Reporting

For all periods reported, we operated as a single segment since our chief operating-decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended September 30, 2007 and 2006, we derived 72.5% and 73.9%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2007 and 2006, we derived 73.1% and 79.5%, respectively, of our revenues from customers in the United States.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of September 30, 2007 and December 31, 2006, we do not have any derivative instruments or have engaged in any hedging activities.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position or results of operations.

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

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The impact to our income from operations of recording stock-based compensation for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of operations	$63	$67	$138	$119
Sales and marketing	250	174	386	226
General and administrative	663	463	1,921	688

Total stock-based compensation	$976	$704	$2,445	$1,033

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.76%	4.71%	4.79%	4.51%
Volatility factor	34.0	34.0	34.0	33.8
Dividend yield	—	—	—	—
Weighted average expected life of options	5	5	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock was publicly traded, we used the average volatility factor of ten comparable companies in determining our pro forma compensation for stock options granted at the time of our initial public offering and through September 30, 2007.

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

As of September 30, 2007, there were options to purchase 250,988 shares outstanding under the Founder’s Stock Option Plan and options to purchase 104,740 shares outstanding under the Directors’ Stock Option Plan. Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options from these plans.

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

As of the quarter ended September 30, 2007, 774,033 options outstanding, which vest 33 1/3% per year, were granted to certain executive officers. As of the quarter ended September 30, 2007, 949,000 unvested restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase Common Stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. The first offering in 2006 was from August 1 through November 30. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. At September 30, 2007, approximately 461,294 shares were reserved for future issuance. As of the quarter ended September 30, 2007, there were 75 enrollments in the Purchase Plan.

5. Restructurings

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $338 in severance related costs and made payments for the same amount in 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $741 in severance related costs and made payments of $636 through the third quarter of 2007. We expect to pay the remainder of the liabilities relating to the restructuring by the fourth quarter of 2007. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $664 in severance related costs and $1,384 in costs associated with the lease termination of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. During the third quarter of 2007, a higher than expected level of attrition among the employees impacted by the offshoring plan resulted in a reduction of our severance liability of $424. We expect to pay the remainder of the liabilities relating to the restructurings by the first quarter of 2008. As of September 30, 2007, the balance in the restructuring accrual was $545.

In the nine months ended September 30, 2007, we had the following activity in our restructuring accruals:

	December 31, 2006 Balance	Additions	Payments	Reductions	September 30, 2007 Balance
August 2006 Restructuring
Termination costs	$156	$73	$(124)	$(11)	$94
January 2007 Restructuring
Termination costs	—	664	(339)	(22)	303
Contract termination costs	—	1,384	(1,384)	—	—
June 2007 Restructuring
Termination costs	—	572	—	(424)	148

Total	$156	$2,693	$(1,847)	$(457)	$545

6. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2007, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the EDS defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1 million surety bond, which we have provided. We intend to continue to pursue this matter vigorously.

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

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires a company to evaluate whether the tax position taken by a company will more-likely-than-not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. As a result of the implementation of FIN 48, the changes to our reserve for uncertain tax positions was accounted for as a $2,791 cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. On January 1, 2007, we had approximately $9,016 of total gross unrecognized tax benefits. Of this total, $2,791 represents the amount of unrecognized tax benefits that, if recognized, would negatively affect the effective income tax rate in any future periods. No changes were made to the FIN 48 liability during the third quarter.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero for the nine months ended September 30, 2007.

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

8. Acquisition of BSG

On April 1, 2007 we signed a definitive agreement to acquire the wireless clearing and financial settlement business of Billing Services Group (“BSG”), a leading global provider of clearing, settlement, payment and financial risk management solutions for communications service providers, for approximately $290,000 in cash (which includes debt to be refinanced at closing). The proposed acquisition will combine our industry-leading technology interoperability and network services capabilities with BSG’s strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities. BSG serves over 175 mobile operators globally.

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

The European Commission has initiated a Phase II review of the acquisition as part of the European Commission’s investigation process. The European Commission has 90 working days, subject to extension under certain circumstances, from July 10, 2007 to decide whether to approve the pending acquisition on the terms proposed. We have asked for, and been granted, a 20 working day extension. Currently, the European Commission’s decision deadline is December 14, 2007. The European Commission may suggest remedies which we might find unacceptable and ultimately may not approve the transaction. The share purchase agreement also contains customary and other closing conditions, which may not be satisfied or waived. In addition, under circumstances specified in the share purchase agreement, we or Billing Services Group Limited may terminate the share purchase agreement.

9. Amended and Restated Senior Credit Facility

On August 9, 2007, we entered into a $464,000 amended and restated credit agreement (the “senior credit facility”) with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse Holdings, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the “Guarantors”) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

The senior credit facility provides for aggregate borrowings of $464,000 as follows:

•	a term loan of $112,000 in aggregate principal amount;

•	a delayed draw term loan of $160,000 in aggregate principal;

•	a Euro-denominated delayed draw term loan facility of the equivalent of $130,000;

•	a revolving credit line of $42,000; and

•	a Euro-denominated revolving credit line of the equivalent of $20,000.

We used the $112,000 of borrowings under the senior credit facility plus available cash on hand to repay our previous senior credit facility and to pay related transaction fees and expenses. As of September 30, 2007, we had $112,000 of principal outstanding on the term loan.

The delayed draw term loans of $290,000 are intended to fund the acquisition of the wireless clearing and financial settlement business of Billing Services Group (“BSG”), including the repayment of existing debt of Billing Services Group and to pay related transaction fees and expenses. The delayed draw term loans are subject to a commitment fee of 1.25% per annum on undrawn amounts. The commitment to fund the delayed draw term loans expire at the earliest to occur of (i) the draw down to fund the acquisition of BSG, (ii) termination of the BSG acquisition agreement or (iii) March 31, 2008.

U.S. dollar denominated borrowings under the senior credit facility bear interest at variable rates, at Syniverse’s option, of either:

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

Euro-denominated borrowings under the senior credit facility bear interest at a EURIBOR rate generally defined as the sum of (i) the rate at which Euro deposits for one, two, three, six or nine months and, if available to the lenders under the applicable credit facility, twelve months (as selected by us) are offered in the interbank Euro market and (ii) an applicable margin.

The applicable margin for the base rate term loan and base rate revolving loans is 1.50% and the applicable margin for the Eurodollar term loan, Euro-denominated delayed draw term loan and Eurodollar revolving loans is 2.50%. The term loan facilities require regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facilities will mature on August 9, 2014. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

We are required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility at a rate of 0.50% per annum for any quarter where our consolidated leverage ratio is greater than 3.0 to 1, 0.375% per annum for any quarter which our consolidated leverage ratio is greater than 2.0 to 1, but less than or equal to 3.0 to 1 and 0.25% for any fiscal quarter in which our consolidated leverage ratio is equal to or less than 2.0 to 1.

Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA.

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

10. Secondary Offering of Common Stock

On November 7, 2007, we completed a registered secondary offering on behalf of the selling stockholders of 20,000,000 shares of common stock pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission on June 8, 2007. The offering was priced at $14.84125 reflecting a price to the public of $15.50 per share, less underwriting discounts and commissions of $0.65875 per share. We incurred approximately $600 of offering expenses related to the sale which will be recorded to general and administrative expenses in the fourth quarter of 2007. We did not receive any proceeds from the sale.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$42	$28,873	$—	$13,127	$—	$42,042
Accounts receivable, net of allowances	—	66,866	—	10,662	—	77,528
Accounts receivable - affiliates	738	4,220	410	—	(5,368)	—
Prepaid and other current assets	—	7,095	—	4,279	—	11,374

Total current assets	780	107,054	410	28,068	(5,368)	130,944

Property and equipment, net	—	42,042	—	1,020	—	43,062
Capitalized software, net	—	44,298	—	5,926	—	50,224
Deferred costs, net	—	14,823	—	—	—	14,823
Goodwill	—	361,239	—	33,954	—	395,193
Identifiable intangibles, net:	—	169,065	—	3,662	—	172,727
Other assets	—	888	—	2	—	890
Investment in subsidiaries	451,040	52,676	—	—	(503,716)	—

Total assets	$451,820	$792,085	$410	$72,632	$(509,084)	$807,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,245	$—	$1,782	$—	$4,027
Accounts payable - affiliates	195	—	—	5,173	(5,368)	—
Accrued payroll and related benefits	19	8,085	—	2,175	—	10,279
Accrued interest	—	1,831	—	5	—	1,836
Other accrued liabilities	—	21,538	—	8,423	—	29,961
Current portion of Term Note B	—	840	—	—	—	840

Total current liabilities	214	34,539	—	17,558	(5,368)	46,943

Long-term liabilities:
Deferred tax liabilities	—	19,533	—	2,804	—	22,337
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	111,160	—	—	—	111,160
Other long-term liabilities	—	813	—	4	—	817

Total long-term liabilities	—	306,506	—	2,808	—	309,314

Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	462,018	461,491	—	47,888	(509,379)	462,018
Accumulated deficit	(11,775)	(11,775)	(116,220)	3,023	124,972	(11,775)
Accumulated other comprehensive income	1,324	1,324	—	1,324	(2,648)	1,324
Common stock held in treasury, at cost	(29)	—	—	—	—	(29)

Total stockholders’ equity	451,606	451,040	410	52,266	(503,716)	451,606

Total liabilities and stockholders’ equity	$451,820	$792,085	$410	$72,632	$(509,084)	$807,863

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$87,666	$—	$12,612	$—	$100,278

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	63	29,802	—	4,719	—	34,584
Sales and marketing	250	4,896	—	2,337	—	7,483
General and administrative	663	12,481	3	1,170	—	14,317
Depreciation and amortization	—	10,199	—	662	—	10,861
Restructuring	—	(319)	—	—		(319)

	976	57,059	3	8,888	—	66,926

Operating income (loss)	(976)	30,607	(3)	3,724	—	33,352

Other income (expense), net:
Income from equity investment	28,036	3,579	—	—	(31,615)	—
Interest income	1	347	—	76	—	424
Interest expense	—	(6,625)	—	—	—	(6,625)
Other, net	—	128	—	(218)	—	(90)

	28,037	(2,571)	—	(142)	(31,615)	(6,291)

Income (loss) before provision for income taxes	27,061	28,036	(3)	3,582	(31,615)	27,061

Provision for income taxes	10,582	10,356	—	226	(10,582)	10,582

Net income (loss)	16,479	17,680	(3)	3,356	(21,033)	16,479

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$247,279	$—	$28,752	$—	$276,031

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	138	89,256	—	12,706	—	102,100
Sales and marketing	386	15,350	—	6,211	—	21,947
General and administrative	1,921	35,852	7	4,140	—	41,920
Depreciation and amortization	—	29,843	—	2,021	—	31,864
Restructuring	—	2,236	—	—		2,236

	2,445	172,537	7	25,078	—	200,067

Operating income (loss)	(2,445)	74,742	(7)	3,674	—	75,964

Other income (expense), net:
Income from equity investment	61,048	3,772	—	—	(64,820)	—
Interest income	2	1,152	—	197	—	1,351
Interest expense	—	(18,747)	—	(1)	—	(18,748)
Other, net	—	129	—	(91)	—	38

	61,050	(13,694)	—	105	(64,820)	(17,359)

Income (loss) before provision for income taxes	58,605	61,048	(7)	3,779	(64,820)	58,605

Provision for income taxes	22,812	22,336	—	475	(22,811)	22,812

Net income	35,793	38,712	(7)	3,304	(42,009)	35,793

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$35,793	$38,712	$(7)	$3,304	$(42,009)	$35,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	30,786	—	1,875	—	32,661
Provision for uncollectible accounts	—	203	—	—	—	203
Deferred income tax expense	—	18,182	—	904	—	19,086
Income from equity investment	(61,048)	(3,772)	—	—	64,820	—
Stock-based compensation	2,445	—	—	—	—	2,445
Loss on disposition of property	—	1,061	—	—	—	1,061
Changes in operating assets and liabilities:
Accounts receivable	—	(9,986)	7	1,665	—	(8,314)
Other current assets	—	(2,200)	—	687	—	(1,513)
Accounts payable	—	1,880	—	(1,262)	—	618
Other current liabilities	22,811	(9,107)	—	(915)	(22,811)	(10,022)
Other assets and liabilities	(393)	(3,631)	—	42	—	(3,982)

Net cash provided by (used in) operating activities	(392)	62,128	—	6,300	—	68,036

Cash flows from investing activities
Capital expenditures	—	(21,200)	—	(774)	—	(21,974)
Acquisition of ITHL, net of acquired cash	—	14	—	(749)	—	(735)

Net cash used in investing activities	—	(21,186)	—	(1,523)	—	(22,709)

Cash flows from financing activities

Debt issuance costs paid	—	(6,428)	—	—	—	(6,428)
Principal payments on senior credit facility	—	(24,561)	—	—	—	(24,561)
Employee stock purchase plan	430	—	—	—	—	430
Stock options exercised	294	—	—	—	—	294
Minimum tax withholding on restricted stock awards	(330)	—	—	55	—	(275)
Purchase of treasury stock	(1)	—	—	—	—	(1)

Net cash provided by (used) in financing activities	393	(30,989)	—	55	—	(30,541)

Effect of exchange rate changes on cash	—	—	—	552	—	552

Net increase (decrease) in cash	1	9,953	—	5,384	—	15,338
Cash at beginning of period	41	18,920	—	7,743	—	26,704

Cash at end of period	$42	$28,873	$—	$13,127	$—	$42,042

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$18,920	$—	$7,743	$—	$26,704
Accounts receivable, net of allowances	—	57,090	—	12,073	—	69,163
Accounts receivable - affiliates	95	7,395	417	—	(7,907)	—
Prepaid and other current assets	—	5,274	—	4,863	—	10,137

Total current assets	136	88,679	417	24,679	(7,907)	106,004

Property and equipment, net	—	41,860	—	1,020	—	42,880
Capitalized software, net	—	45,352	—	6,451	—	51,803
Deferred costs, net	—	4,842	—	—	—	4,842
Goodwill	—	361,239	—	32,423	—	393,662
Identifiable intangibles, net	—	178,047	—	4,207	—	182,254
Other assets	—	2,702	—	—	—	2,702
Investment in subsidiaries	414,704	47,671	—	—	(462,375)	—

Total assets	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30	$7,421	$—	$1,140	$—	$8,591
Accounts payable - affiliates		—	—	7,907	(7,907)	—
Accrued payroll and related benefits	16	3,742	—	1,384	—	5,142
Accrued interest	—	5,206	—	—	—	5,206
Other accrued liabilities	—	27,269	—	9,192	—	36,461
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	46	45,031	—	19,623	(7,907)	56,793

Long-term liabilities:
Deferred tax liabilities	—	—	—	1,900	—	1,900
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	135,168	—	—	—	135,168
Other long-term liabilities	—	489	—	3	—	492

Total long-term liabilities	—	310,657	—	1,903	—	312,560

Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	459,125	459,075	—	47,153	(506,228)	459,125
Accumulated deficit	(44,777)	(44,777)	(116,213)	(336)	161,326	(44,777)
Accumulated other comprehensive income	406	406	—	406	(812)	406
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders’ equity	414,794	414,704	417	47,254	(462,375)	414,794

Total liabilities and stockholders’ equity	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$82,649	$56	$10,862	$—	$93,567

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	36	28,904	—	6,256	—	35,196
Sales and marketing	188	4,690	—	1,419	—	6,297
General and administrative	479	11,829	4	1,358	—	13,670
Provision for (recovery of) uncollectible accounts	—	(125)	—	21	—	(104)
Depreciation and amortization	—	10,034	—	651	—	10,685
Restructuring	—	668	—	—	—	668

	703	56,000	4	9,705	—	66,412

Operating income (loss)	(703)	26,649	52	1,157	—	27,155
Other income (expense), net:
Income from equity investment	21,223	1,275	—	—	(22,498)	—
Interest income	1	315	—	11	—	327
Interest expense	—	(7,016)	—	(2)	—	(7,018)
Other, net	—	—	—	57	—	57

	21,224	(5,426)	—	66	(22,498)	(6,634)

Income before provision for income taxes	20,521	21,223	52	1,223	(22,498)	20,521
Provision for income taxes	2,939	2,603	—	336	(2,939)	2,939

Net income	$17,582	$18,620	$52	$887	$(19,559)	$17,582

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$236,300	$169	$14,709	$—	$251,178

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88	92,067	—	7,792	—	99,947
Sales and marketing	241	15,405	—	3,015	—	18,661
General and administrative	704	41,868	7	1,687	—	44,266
Provision for uncollectible accounts	—	251	—	33	—	284
Depreciation and amortization	—	29,675	—	859	—	30,534
Restructuring	—	1,006	—	—		1,006

	1,033	180,272	7	13,386	—	194,698

Operating income (loss)	(1,033)	56,028	162	1,323	—	56,480
Other income (expense), net:
Income from equity investment	37,915	1,354	—	—	(39,269)	—
Interest income	—	1,390	—	16	—	1,406
Interest expense	—	(20,398)	—	(69)	—	(20,467)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	—	465	—	(78)	—	387

	37,915	(18,113)	—	(131)	(39,269)	(19,598)

Income before provision for income taxes	36,882	37,915	162	1,192	(39,269)	36,882
Provision for income taxes	6,263	5,927	—	336	(6,263)	6,263

Net income	30,619	31,988	162	856	(33,006)	30,619

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$30,619	$31,988	$162	$856	$(33,006)	$30,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	30,690	—	722	—	31,412
Provision for uncollectible accounts	—	251	—	33	—	284
Deferred income tax expense	—	6,027	—	150	—	6,177
Loss on extinguishment of debt	—	924	—	—	—	924
Income from equity investment	(37,915)	(1,354)	—	—	39,269	—
Stock-based compensation	1,033	—	—	—	—	1,033
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Loss on disposition of property	—	266	—	—	—	266
Changes in operating assets and liabilities:
Accounts receivable	—	(1,845)	438	(3,646)	—	(5,053)
Other current assets	—	(102)	—	1,751	—	1,649
Accounts payable	—	(9,102)	—	1,694	—	(7,408)
Other current liabilities	6,177	(4,718)	(660)	(18)	(6,263)	(5,482)
Other assets and liabilities	33	(647)	—	(28)	—	(642)

Net cash provided by (used in) operating activities	(53)	52,259	(60)	1,514	—	53,660

Cash flows from investing activities
Capital expenditures	—	(16,452)	—	(76)	—	(16,528)
Proceeds from the sale of marketable securities	—	119	—	—	—	119
Acquisition of ITHL, net of acquired cash	—	(38,852)	—	1,131	—	(37,721)

Net cash provided by (used) in investing activities	—	(55,185)	—	1,055	—	(54,130)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009, including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on senior credit facility	—	(16,351)	—	—	—	(16,351)
Stock options exercised	91	—	—	—	—	91
Purchase of treasury stock	(5)	—	—	—	—	(5)

Net cash provided by (used) in financing activities	86	(31,775)	—	—	—	(31,689)

Effect of exchange rate changes on cash	—	—	—	181	—	181

Net increase (decrease) in cash	33	(34,701)	(60)	2,750	—	(31,978)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$41	$13,195	$—	$4,080	$—	$17,316

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), caller ID, number portability and wireless video services. We currently provide our services to more than 375 operators in over 75 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

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

On November 7, 2007, we completed a registered secondary offering on behalf of the selling stockholders of 20,000,000 shares of common stock pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission on June 8, 2007. The offering was priced at $14.84125 reflecting a price to the public of $15.50 per share, less underwriting discounts and commissions of $0.65875 per share. We incurred approximately $0.6 million of offering expenses related to the sale which will be recorded to general and administrative expenses in the fourth quarter of 2007. We did not receive any proceeds from the sale.

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International, which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.7 million in cash including working capital adjustments and earn-out to the sellers of $6.9 million, which was paid in April 2007. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers received $6.9 million in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Additionally, in connection with the acquisition, we incurred $1.1 million in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

On April 1, 2007 we signed a definitive agreement to acquire the wireless clearing and financial settlement business of Billing Services Group (“BSG”), a leading global provider of clearing, settlement, payment and financial risk management solutions for communications service providers, for approximately $290.0 million in cash (which includes debt to be repaid at closing). The proposed acquisition will combine our industry-leading technology interoperability and network services capabilities with BSG’s strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities. BSG serves over 175 customers globally.

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

The European Commission has initiated a Phase II review of the acquisition as part of the European Commission’s investigation process. The European Commission has 90 working days, subject to extension under certain circumstances, from July 10, 2007 to decide whether to approve the pending acquisition on the terms proposed. We have asked for, and been granted, a 20 working day extension. Currently, the European Commission’s decision deadline is December 14, 2007. The European Commission may suggest remedies which we might find unacceptable and ultimately may not approve the transaction. The share purchase agreement also contains customary and other closing conditions, which may not be satisfied or waived. In addition, under circumstances specified in the share purchase agreement, we or Billing Services Group Limited may terminate the share purchase agreement.

Introduction

We provide an integrated suite of services to telecommunications companies that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate one of the largest wireless clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. In addition, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services through our acquisition of ITHL.

•

Network Services. Through our SS7 network, we connect disparate wireless operator networks and enable access to intelligent network database services such as caller ID and provide translation and routing services to support the delivery and establishment of telephone calls.

•

Number Portability Services. Our number portability services are used by many wireless operators, including most domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number.

•

Call Processing Services. We provide wireless operators global call handling, signaling and fraud management solutions that allow wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network.

•	Enterprise Solutions Services. Our enterprise wireless data management platform allows operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We also generate revenues through the sale of software licenses, hardware and professional services. We generate our revenues through the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications operators throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered and flat rate pricing schedules with our customers based on certain established transaction volume levels. As a result, the average per-transaction fee for many of our products has declined over time as customers have increasingly used our bundled services solutions and transaction volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•

Technology Interoperability Services. We operate one of the largest wireless clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution among operators. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless operators for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure. With our acquisition of ITHL, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

•

Network Services. Through our SS7 network, we connect disparate wireless operator networks and enable access to intelligent network database services such as caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging either per-transaction or fixed processing fees determined by expected customer volumes. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based and service bundling pricing strategy and competitive pricing pressures.

•

Number Portability Services. We provide number portability services to the wireless industry. When wireless subscribers choose to change operators but keep their existing telephone number, the former operator must send the subscribers’ information to the new operator. Our services perform the necessary processing between the two operators to allow the subscribers to change service providers while keeping their existing telephone number. We primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the shorter of the life of the initial customer agreement or the period remaining until the amended contract end date for those contracts terminated early. We expect number portability services revenues to decrease between five and seven percent in 2007 from full year 2006 levels. This decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenues from new customers.

•

Call Processing Services. We provide wireless operators global call handling, signaling and fraud management solutions that allow wireless subscribers from one operator to make and accept calls while roaming on another operator’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•

Enterprise Solutions Services. Our enterprise wireless data management platform allows operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. We expect a gradual decline in these revenues as customers migrate off of our wireless data management platform.

•

Off-Network Database Queries. Through interconnection with other operator networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. Over time, these revenues are expected to continue to decline as customers seek direct connections with the database providers.

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

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007	% of Revenues	Three Months Ended September 30, 2006	% of Revenues	2007 vs. 2006 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$51,006	50.9%	$42,996	46.0%	$8,010	18.6%
Network Services	31,990	31.9%	31,911	34.1%	79	0.2%
Number Porting Services	7,060	7.0%	7,682	8.2%	(622)	(8.1)%
Call Processing Services	8,191	8.2%	7,596	8.1%	595	7.8%
Enterprise Solutions	943	0.9%	1,792	1.9%	(849)	(47.4)%

Revenues excluding Off-Network Data Base
Query Fees	99,190	98.9%	91,977	98.3%	7,213	7.8%
Off-Network Database Query Fees	1,088	1.1%	1,590	1.7%	(502)	(31.6)%

Total revenues	100,278	100.0%	93,567	100.0%	6,711	7.2%

Costs and expenses:
Cost of operations	34,584	34.5%	35,196	37.6%	(612)	(1.7)%
Sales and marketing	7,483	7.5%	6,297	6.8%	1,186	18.8%
General and administrative	14,317	14.3%	13,566	14.5%	751	5.5%
Depreciation and amortization	10,861	10.8%	10,685	11.4%	176	1.6%
Restructuring	(319)	(0.3)%	668	0.7%	(987)	(147.8)%

	66,926	66.7%	66,412	71.0%	514	0.8%

Operating income	33,352	33.3%	27,155	29.0%	6,197	22.8%

Other income (expense), net:
Interest income	424	0.4%	327	0.3%	97	29.7%
Interest expense	(6,625)	(6.6)%	(7,018)	(7.5)%	(393)	(5.6)%
Other, net	(90)	(0.1)%	57	0.1%	(147)	(257.9)%

	(6,291)	(6.3)%	(6,634)	(7.1)%	(343)	(5.2)%

Income before provision for income taxes	27,061	27.0%	20,521	21.9%	6,540	31.9%
Provision for income taxes	10,582	10.6%	2,939	3.1%	7,643	260.1%

Net income	$16,479	16.4%	$17,582	18.8%	$(1,103)	(6.3)%

	Nine Months Ended September 30, 2007	% of Revenues	Nine Months Ended September 30, 2006	% of Revenues	2007 vs. 2006 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$130,862	47.4%	$99,631	39.7%	$31,231	31.3%
Network Services	93,659	33.9%	94,953	37.8%	(1,294)	(1.4)%
Number Porting Services	20,104	7.3%	21,632	8.6%	(1,528)	(7.1)%
Call Processing Services	23,821	8.6%	22,075	8.8%	1,746	7.9%
Enterprise Solutions	3,223	1.2%	6,005	2.4%	(2,782)	(46.3)%

Revenues (excluding Off-Network Data Base
Query Fees)	271,669	98.4%	244,296	97.3%	27,373	11.2%
Off-Network Database Query Fees	4,362	1.6%	6,882	2.7%	(2,520)	(36.6)%

Total revenues	276,031	100.0%	251,178	100.0%	24,853	9.9%

Costs and expenses:
Cost of operations	102,100	37.0%	99,947	39.8%	2,153	2.2%
Sales and marketing	21,947	8.0%	18,661	7.4%	3,286	17.6%
General and administrative	41,920	15.2%	44,550	17.7%	(2,630)	(5.9)%
Depreciation and amortization	31,864	11.5%	30,534	12.2%	1,330	4.4%
Restructuring	2,236	0.8%	1,006	0.4%	1,230	122.3%

	200,067	72.5%	194,698	77.5%	5,369	2.8%

Operating income	75,964	27.5%	56,480	22.5%	19,484	34.5%

Other income (expense), net:
Interest income	1,351	0.5%	1,406	0.6%	(55)	(3.9)%
Interest expense	(18,748)	(6.8)%	(20,467)	(8.2)%	(1,719)	(8.4)%
Loss on extinguishment of debt	—	0.0%	(924)	(0.4)%	(924)	(100.0)%
Other, net	38	0.0%	387	0.2%	(349)	(90.2)%

	(17,359)	(6.3)%	(19,598)	(7.8)%	(2,239)	(11.4)%

Income before provision for income taxes	58,605	21.2%	36,882	14.7%	21,723	58.9%
Provision for income taxes	22,812	8.3%	6,263	2.5%	16,549	264.2%

Net income	$35,793	13.0%	$30,619	12.2%	$5,174	16.9%

Comparison of the Three and Nine months ended September 30, 2007 and 2006

Revenues

Total revenues increased $6.7 million to $100.3 million for the three months ended September 30, 2007 from $93.6 million for the same period in 2006. Total revenues increased $24.9 million to $276.0 million for the nine months ended September 30, 2007 from $251.2 million for the same period in 2006. The increase in revenues was primarily due to increases in our Technology Interoperability Services and our Call Processing Services, offset in part by decreases in our Number Portability Services, Network Services, Enterprise Solutions and Off-Network Database Query Fees.

Technology Interoperability Services revenues increased $8.0 million to $51.0 million for the three months ended September 30, 2007 from $43.0 million for the same period in 2006. Technology Interoperability Services revenues increased $31.2 million to $130.9 million for the nine months ended September 30, 2007 from $99.6 million for the same period in 2006. The increase in revenues was primarily due to organic volume growth in our wireless data clearinghouse services, SMS and mobile data roaming services and the addition of revenues from our acquisition of ITHL of $18.9 million for the nine months ended September 30, 2007 as compared to $8.2 million in the same period in 2006.

Network Services revenues increased $0.1 million to $32.0 million for the three months ended September 30, 2007 from $31.9 million for the same period in 2006. Network Services revenues decreased $1.3 million to $93.7 million for the nine months ended September 30, 2007 from $95.0 million for the same period in 2006. The decrease in revenues was primarily due to the migration off our services platform by certain customers and price concessions commensurate with our volume-based and service bundling pricing strategy for certain of our services and a competitive pricing environment. As a result, we expect network services revenues to be slightly lower in 2007 as compared to 2006.

Number Portability Services revenues decreased $0.6 million to $7.1 million for the three months ended September 30, 2007 from $7.7 million for the same period in 2006. Number Portability Services revenues decreased $1.5 million to $20.1 million for the nine months ended September 30, 2007 from $21.6 million for the same period in 2006. The decrease in revenues was primarily due to lower port center activity in addition to price concessions in conjunction with contract renewals, partially offset by revenue from new services offered to Canadian operators. We expect number portability services revenues to decrease between five and seven percent in 2007 from full year 2006 levels. This expected decrease is attributable to contract renewals concluded in late 2006 and early 2007, offset in part by expected revenue from new customers.

Call Processing Services revenues increased $0.6 million to $8.2 million for the three months ended September 30, 2007 from $7.6 million for the same period in 2006. Call Processing Services revenues increased $1.7 million to $23.8 million for the nine months ended September 30, 2007 from $22.1 million for the same period in 2006. This increase primarily results from increased international roaming volumes driving increased demand for our Signaling Solutions services, offset by a reduction of our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $0.8 million to $0.9 million for the three months ended September 30, 2007 from $1.8 million for the same period in 2006. Enterprise Solutions Services revenues decreased $2.8 million to $3.2 million for the nine months ended September 30, 2007 from $6.0 million for the same period in 2006. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.5 million to $1.1 million for the three months ended September 30, 2007 from $1.6 million for the same period in 2006. Off-Network Database Queries revenues decreased $2.5 million to $4.4 million for the nine months ended September 30, 2007 from $6.9 million for the same period in 2006. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations decreased $0.6 million to $34.6 million for the three months ended September 30, 2007 from $35.2 million for the same period in 2006. The decrease was primarily due to lower data processing costs. Cost of operations increased $2.2 million to $102.1 million for the nine months ended September 30, 2007 from $99.9 million for the same period in 2006. The increase was primarily due to ITHL cost of operations.

Sales and marketing expenses increased $1.2 million to $7.5 million for the three months ended September 30, 2007 from $6.3 million for the same period in 2006. Sales and marketing expenses increased $3.3 million to $21.9 million for the nine months ended September 30, 2007 from $18.7 million for the same period in 2006. The increase was primarily due to expenses related to our global expansion in addition to increased performance-based compensation.

General and administrative expenses increased $0.8 million to $14.3 million for the three months ended September 30, 2007 from $13.6 for the same period in 2006. The increase was primarily due to higher performance-based compensation. General and administrative expenses decreased $2.6 million to $41.9 million for the nine months ended September 30, 2007 from $44.6 million for the same period in 2006. The decrease was primarily due to $5.3 million of costs incurred during the nine month period ending September 30, 2006 related to the relocation of our corporate headquarters, including $1.7 million associated with the early lease termination of our former corporate headquarters, offset in part, by general and administrative expenses related to our acquisition of ITHL.

Depreciation and amortization expenses increased $0.2 million to $10.9 million for the three months ended September 30, 2006 from $10.7 million for the same period in 2006. Depreciation and amortization expenses increased $1.3 million to $31.9 million for the nine months ended September 30, 2007 from $30.5 million for the same period in 2006. The increase was primarily due to additional amortization of intangible assets from our acquisition of ITHL. Included in our depreciation and amortization expenses for the nine months ended September 30, 2007 and 2006 is approximately $14.1 million and $13.1 million, respectively, of amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited (formerly Softwright Holdings Limited), our September 2004 acquisition of IOS North America and our June 2006 acquisition of ITHL.

Restructuring expense was $(0.3) million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively. Restructuring expense was $2.2 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $0.3 million in severance related costs. In August 2006, we completed a restructuring plan in our operations and marketing groups resulting in the termination of 30 employees. As a result, we incurred $0.7 million in severance related costs. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third quarter of 2007, a higher than expected level of attrition among the employees impacted by the offshoring plan resulted in a reduction of our severance liability of $0.4 million.

Interest income was $1.4 million for the both the nine months ended September 30, 2007 and 2006. Interest income was mostly derived from interest earned on outstanding cash balances.

Interest expense decreased $0.4 million to $6.6 million for the three months ended September 30, 2007 from $7.0 million for the same period in 2006. Interest expense decreased $1.7 million to $18.7 million for the nine months ended September 30, 2007 from $20.5 million for the same period in 2006. The decrease was primarily due to lower outstanding debt balances.

Loss on extinguishment of debt was $0.9 million for the nine months ended September 30, 2006. In February 2006, we redeemed all of our outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million.

Provision for income taxes increased $7.6 million to $10.6 million for the three months ended September 30, 2007 from $2.9 million for the same period in 2006. Provision for income taxes increased $16.5 million to $22.8 million for the nine months ended September 30, 2007 from $6.3 million for the same period in 2006. During 2006, we reversed a portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003, and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). For the nine months ended September 30, 2006, the benefit reduced our annual effective tax rate to approximately 17.0%, excluding the effects of other items. No such adjustments have been made during the nine months ended September 30, 2007, resulting in an annual effective tax rate of approximately 38.9%.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$68,036	$53,660
Net cash used in investing activities	(22,709)	(54,130)
Net cash used in financing activities	(30,541)	(31,689)
Effect of exchange rate changes on cash	552	181

Net (decrease) increase in cash	$15,338	$(31,978)

Net cash provided by operating activities was $68.0 million for the nine months ended September 30, 2007 as compared to $53.7 million for the same period in 2006. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, stock-based compensation and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $42.0 million at September 30, 2007 as compared to $26.7 million at December 31, 2006. This increase was primarily due to higher net cash provided by operating activities, partially offset by principal payments on senior credit facility and capital expenditures. Our working capital increased $34.8 million to $84.0 million at September 30, 2007 from $49.2 million at December 31, 2006 primarily due to higher net cash from operating activities.

Net cash used in investing activities was $22.7 million for the nine months ended September 30, 2007. Capital expenditures for property and equipment, including capitalized software costs, increased $5.5 million to $22.0 million for the nine months ended September 30, 2007 from $16.5 million for the same period in 2006. For the nine months ended September 30, 2007, we incurred approximately $22.0 million for capital expenditures primarily for investment in our messaging infrastructure to support our anticipated growth. We expect total capital expenditures in 2007 to be in the $26.0 million to $28.0 million range.

Net cash used in financing activities of $30.5 million for the nine months ended September 30, 2007 consists primarily of principal payments on our senior credit facility and debt issuance costs paid in connection with our amended and restated credit facility.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $62.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

Debt and Credit Facilities

Senior Credit Facility

In February 2005, we entered into a senior credit facility, which provided for aggregate borrowings of up to $282.0 million. The facility was comprised of a revolving credit facility of up to $42.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term B loan facility of $240.0 million in term loans. Borrowings under the senior credit facility bore interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin.

We used the $240.0 million of borrowings under the senior credit facility in combination with the net proceeds from our initial public offering to repay our previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for $85.8 million of our 12 3/4% senior subordinated notes due 2009. On August 9, 2007, we entered into an amended and restated senior credit facility.

Amended and Restated Senior Credit Facility

On August 9, 2007, we entered into a $464.0 million amended and restated credit agreement (the “senior credit facility”) with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate

Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse Holdings, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the “Guarantors”) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

The senior credit facility provides for aggregate borrowings of $464.0 million as follows:

•	a term loan of $112.0 million in aggregate principal amount;

•	a delayed draw term loan of $160.0 million in aggregate principal;

•	a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million;

•	a revolving credit line of $42.0 million; and

•	a Euro-denominated revolving credit line of the equivalent of $20.0 million

We used the $112.0 million of borrowings under the senior credit facility plus available cash on hand to repay our previous senior credit facility and to pay related transaction fees and expenses.

The applicable margin for the base rate term loan and the base rate revolving loans is 1.50% and the applicable margin for the Eurodollar term loan, Euro-denominated delayed draw term loan and Eurodollar revolving loans is 2.50%. As of September 30, 2007, the applicable interest rate was 7.63% based on the LIBOR option. The term loan facilities require regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facilities will mature on August 9, 2014. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

As of September 30, 2007, we had an aggregate face amount of $112.0 million of outstanding indebtedness under our senior credit facility representing the term note B facility, $42.0 million available under the revolving credit facility and $20.0 million available under the Euro-denominated revolving credit line.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to repurchase $144.8 million of our outstanding 12 3/4% senior subordinated notes due 2009, and to pay the related prepayment premium and costs of debt issuance. The remaining funds were held for the redemption of the $14.5 million of 12 3/ 4% senior subordinated notes due 2009, not tendered in August 2005, plus expected payment of related premium of approximately $0.9 million.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2007, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine months ended September 30, 2007 and 2006.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of September 30, 2007, our estimated unbilled revenues were $6.5 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.7 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of September 30, 2007 and our bad debt expense for the quarter then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of September 30, 2007 and our bad debt expense for the quarter then ended by approximately $0.6 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of September 30, 2007, our allowance for credit memos totaled $2.4 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.2 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During the third quarter of 2004, indicators of impairment based on anticipated declines in call processing and the discontinuation of an operator’s use of our access billing services resulted in the company recording a $9.0 million impairment charge for certain capitalized software, which thereafter had a carrying value of $7.4 million. During the fourth quarter of 2004, we recorded an impairment charge of $5.1 million on our customer base intangible assets resulting from a technology interoperability customer’s notification to us that it did not intend to renew its contract for these services. No impairment was recognized in the nine months ended September 30, 2007.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our non-amortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized in the nine months ended September 30, 2007.

Restructuring

We have made estimates of the costs to be incurred as part of our various restructuring plans. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $0.3 million in severance related costs and made payments for the same amount in 2006. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease termination of our corporate aircraft. In June 2007, we committed to restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third quarter of 2007, a higher than expected level of attrition among the employees impacted by the offshoring plan resulted in a reduction of our severance liability of $0.4 million. As of September 30, 2007, the balance in the restructuring accrual was $0.5 million. We expect to pay the remainder of the liabilities relating to the restructurings by the second quarter of 2008. The balance in this account at September 30, 2007 continues to represent our best estimate.

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

On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the EDS defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $1.0 million surety bond, which we have provided. We intend to continue to pursue this matter vigorously.

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

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), resulting in a change to our reserve for uncertain tax positions which was accounted for as a $2.8 million cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. No increases or decreases were made to this reserve during the third quarter of 2007.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero during the third quarter of 2007.

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

We file our tax returns on a calendar year basis. As of December 31, 2006, we had federal NOLs (net operating losses) and capital losses totaling approximately $79.9 million and $0.9 million, respectively, many of which we succeeded to as a result of our merger with Syniverse Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

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

On November 7, 2007, we completed a registered secondary offering on behalf of the selling stockholders of 20,000,000 shares of common stock pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission on June 8, 2007. We did not receive any proceeds from the sale. The sale of the common stock in this offering caused us to undergo an “ownership change” within the meaning of section 382(g). The ownership change has subjected our NOLs to an annual use limitation that will restrict our ability to use them to offset our taxable income in periods subsequent to this sale. As a result, the maximum amount of pre-change NOLs that can be used to offset our taxable income in any given post-change year will be limited to the product of (1) the value of our equity immediately prior to the ownership change, subject to certain adjustments, and (2) an applicable federal long-term tax-exempt interest rate. However, we do not believe that the annual use limitation of the NOLs in future periods will be material.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position or results of operations.

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

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2007 total approximately $1.9 million based on leases in effect at September 30, 2007.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2007, we had $112.0 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.1 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of September 30, 2007 and December 31, 2006, we had variable rate debt of approximately $112.0 million and $136.6 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in currencies other than the U.S. dollar. Foreign currency fluctuations had an immaterial impact on our September 30, 2007 financial position and results of operations. This could change in future periods due to our acquisition of ITHL and the pending BSG acquisition. These companies have contractual arrangements with multiple customers that are collectible and payable in currencies other than the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2007, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6 “Commitments and Contingencies,” of this report.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report. There has been no material changes in our risk factors from those disclosed in our 2006 Annual Report other than those noted below.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A growing part of our business consists of sales made to customers outside the United States. A portion of the revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances, which can be adversely affected by fluctuations in currency exchange rates.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement, dated as of August 9, 2007, among Syniverse Holdings, Inc., a Delaware corporation, Syniverse Technologies, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York, as syndication agent, and Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association as co-documentation agents. (1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.
(1)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 9, 2007	/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement, dated as of August 9, 2007, among Syniverse Holdings, Inc., a Delaware corporation, Syniverse Technologies, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York, as syndication agent, and Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association as co-documentation agents. (1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.
(1)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated August 8, 2007.