Form 10-K
period 2007-12-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2008-03-14
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Syniverse Holdings, Inc.	Yes ☒ No ☐
Syniverse Technologies, Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the Registrants’ most recently completed second fiscal quarter, the aggregate market value of their common equity held by non-affiliates was $359,664,030, based on the closing sales price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrants that any person is in fact an affiliate of the Registrants.

As of March 10, 2008, there were 68,099,658 shares of Syniverse Holdings, Inc.’s common stock outstanding. As of March 10, 2008 there were 2,000 shares of Syniverse Technologies, Inc.’s common stock outstanding, all of which are owned of record by Syniverse Holdings, Inc.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

Our History

We were founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE, to address the industry-wide need for inter-operator wireless roaming telephone service. As the wireless industry has grown, we have continuously enhanced and extended our service offerings to meet the evolving technology service requirements of the telecommunications industry.

In early 2000, GTE combined our business with its Intelligent Network Services business, a leading Signaling System 7 (“SS7”) network and intelligent network database provider. This combination further enhanced our services suite to include national SS7 signaling and intelligent network database management capabilities. In June 2000, GTE and Bell Atlantic merged to form Verizon Communications. As a result of this transaction, we became an indirect, wholly-owned subsidiary of Verizon Communications.

In February 2002, we were acquired by certain members of our senior management team and an investor group led by GTCR Golder Rauner, LLC (“GTCR”). Following the acquisition, we became an independent corporate entity separate from Verizon. Syniverse Holdings, Inc. was a wholly-owned subsidiary of Syniverse Holdings, LLC, which was the ultimate parent of the consolidated group of Syniverse entities. In connection with our initial public offering in February 2005, Syniverse Holdings, LLC distributed all of the shares of Class A cumulative redeemable convertible preferred stock and common stock of Syniverse Holdings, Inc. that it owned to its members and subsequently dissolved. Following this dissolution and distribution, Syniverse Holdings, Inc. became the ultimate parent of the consolidated group of Syniverse entities.

Overview

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. We also provide hub services which allow operators to connect to multiple other operators through a single connection. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including voice roaming, data roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), caller ID, number portability and wireless value-added video services.

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (“BSG Wireless”) of Billing Services Group Limited (“BSG”). This acquisition allows us to combine our industry-leading technology interoperability and network services capabilities with BSG Wireless’ strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities.

Demand for our services is driven primarily by wireless voice and data traffic, subscriber roaming activity, SMS and MMS messaging, number porting and next generation IP applications. The global wireless telecommunications industry is expected to grow due to continued subscriber growth, increased usage and deployment of new services. In addition, subscriber adoption of new wireless technologies and services can also drive demand for our services due to the resulting increase in interoperability complexities. The global wireless industry relies on an extensive and complex set of communication standards, technical protocols, network interfaces and systems that must successfully communicate with one another in order to provide voice and data services to subscribers in their local markets and when roaming. The proliferation of these standards has resulted in technological incompatibilities, which are increasingly difficult to manage as new wireless technologies and services are introduced and deployed. We believe that as wireless usage expands and complexity continues to increase, the demand for our services will grow.

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable operators to provide their customers with enhanced wireless services including:

•	national and international wireless voice and data roaming;

•	wireless data services, including SMS and MMS, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	Interactive video, prepaid applications and value-added roaming services.

Our service platforms also enable operators to rapidly and cost-effectively deploy next-generation wireless services including enhanced wireless data, wireless Voice-over-Internet Protocol (“VoIP”) and wireless value-added video services.

With our acquisition of BSG Wireless, we serve more than 500 telecommunications service providers in over 100 countries. We serve most of the largest global wireless operators including AT&T Wireless, Sprint/Nextel, T-Mobile, Verizon Wireless, America Moviles, China Unicom, KDDI, TeliaSonera, Vodafone and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success. For the year ended December 31, 2007, 21.7% of our total revenues (excluding off-network database query fees) were generated outside North America as compared to 18.5% for the year ended December 31, 2006. This was due to increasing sales to new and existing global customers including twelve months of sales in 2007 associated with our acquisition of ITHL as compared to six months in 2006. We expect this trend to continue in 2008 with our acquisition of BSG Wireless.

We generate the majority of our revenue on a per-transaction basis, and often receive revenue from multiple transactions during a single call or data session. The remainder of our revenue is generated from custom software development fees, hardware sales, professional services, and recurring, non-transaction fees for network connections and software maintenance.

Our total revenues for the year ended December 31, 2007 and 2006 were $377.5 million and $337.0 million, respectively. Our net income for the year ended December 31, 2007 and 2006 was $52.4 million and $89.7 million, respectively.

We have built our reputation over the past 20 years by designing comprehensive solutions that solve wireless technology complexities as new technology standards and protocols emerge. Our integrated suite of services includes:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. In addition, we expanded our SMS messaging gateway services to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. We continued to expand our roaming fraud detection and prevention services with a near-real time roaming data exchange (“NRTRDE”) service and our roaming troubleshooting and resolution services with an operator customer service tool. For the year ended December 31, 2007, we generated $184.5 million of revenues in Technology Interoperability Services, which represented 48.9% of our total revenues for that period.

•

Network Services. Through our SS7 network, we connect disparate wireless operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID. For the year ended December 31, 2007, we generated $124.8 million of revenues in Network Services, which represented 33.1% of our total revenues for that period.

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all Canadian wireless operators, and we expect to begin providing number porting services in Singapore in the second half of 2008. For the year ended December 31, 2007, we generated $27.1 million of revenues in Number Portability Services, which represented 7.2% of our total revenues for that period.

•

Call Processing Services. We provide wireless operators with global call handling, signaling and fraud management solutions that allow wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network. For the year ended December 31, 2007, we generated $31.4 million of revenues in Call Processing Services, which represented 8.3% of our total revenues for that period.

•

Enterprise Solutions. Our enterprise wireless data management platform allows operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. For the year ended December 31, 2007, we generated $4.1 million of revenues in Enterprise Solutions, which represented 1.1% of our total revenues for that period.

The completion of the BSG Wireless acquisition has resulted in the expansion of our clearinghouse capabilities in Europe, Asia and the Middle East and the expansion of our integrated suite of services to include:

•

Financial Settlement Services. BSG Wireless provides financial settlement services to GSM operators worldwide. BSG Wireless’ financial settlement services support the efficient and timely payment of roaming related charges by wireless operators to their roaming network partners across domestic and international boundaries.

•

Value-Added Roaming Services. BSG Wireless provides a suite of ancillary value-added roaming services to its customers, including re-rating, invoicing, reporting, tariff maintenance, inter-working services, TAP generation, conversion and affinity program services.

We also provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin. We refer to these fees as “Off-Network Database Query Fees.” For the year ended December 31, 2007, we generated $5.6 million of revenues in Off-Network Database Query Fees, which represented 1.5% of our total revenues for that period.

Industry Summary

The global wireless industry has grown significantly since its inception as wireless services have become increasingly available and affordable. According to CTIA—The Wireless Association, the U.S. wireless industry has grown from an estimated total subscriber base of 97.0 million in 2000 to 243.4 million by mid-year 2007, a 151% increase. CTIA also reported that twelve-month total wireless service revenues grew from $45.3 billion in 2000 to $133 billion in 2007, a 194% increase. Additionally, reported wireless minutes of use grew 18% year-over-year to over a trillion in June 2007. This expanding subscriber base and corresponding growth in industry revenues has been driven by improved service quality, greater national and international wireless roaming coverage, decreased pricing and the introduction of new messaging, wireless data and content services.

On a global basis, similar trends have been cited by Informa, an industry research firm. According to an Informa forecast:,

•	Total worldwide subscribers will rise by 42% from 2006 – 2011 to nearly 3 billion, while global roaming subscribers is expected to rise by 87% to 566 million over the same period.

•	Global roaming revenues are expected to increase by 37% from 2006 – 2011 to nearly $53 billion, with a rising share of total revenues from roaming.

•	Data’s share of mobile roaming revenues are expected to rise steadily from 2006 – 2011 to reach 18%.

Wireless industry growth has been accompanied by a steady introduction of new and often incompatible wireless technologies. This has resulted in the proliferation of different network architectures, including various mobile switch types (such as those manufactured by Alcatel-Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (such as Code Division Multiple Access (“CDMA”), Time Division Multiple Access (“TDMA”), Global System for Mobile Communication (“GSM”), Integrated Digital Enhanced Network (“iDEN”) and Wi-Fi), distinct billing record formats (such as Cellular Intercarrier Billing Exchange Record (“CIBER”), Transferred Account Procedure (“TAP”) and Remote Authentication Dial-In User Service (“RADIUS”)) and multiple network protocols (such as Frame Relay, SS7 and Internet Protocol). This has created significant technological incompatibilities and operational challenges for wireless operators.

As a result, many wireless operators utilize third-party technology services providers like us to:

•	serve as a trusted intermediary for proprietary data exchange between competitive wireless operators;

•	provide centralized, single point connectivity to the systems and networks of multiple operators;

•	enable communication between new and legacy operator systems by resolving incompatibilities associated with geographic and operator variations in communication protocols;

•	simplify the operational challenges associated with operator differences in the timing of new technology deployment;

•	offer access to a range of intelligent network database services required for enhanced wireless services; and

•	rapidly develop new solutions to meet emerging wireless industry technology complexities and to support next generation services such as wireless data content and VoIP.

Market Opportunity

We expect the technology complexities and operational challenges faced by wireless operators to continue to grow as the wireless industry evolves. These complexities and challenges are driven by a variety of wireless industry trends including the growth in the number of wireless telephone subscribers, the volume of wireless roaming telephone calls and the growing volume of SMS and MMS messages. In addition, the emergence of next-generation wireless communication services such as VoIP, future government mandated changes, and new applications for existing communications services will drive future industry growth.

Technology Interoperability Services

The proliferation of incompatible wireless communication protocols, messaging/data formats and billing standards has made it increasingly difficult for operators to connect systems and networks and to share the information required to offer seamless global wireless voice and data services to subscribers. Technology service providers solve these interoperability problems by offering wireless roaming clearinghouse services, SMS and MMS messaging translation and routing services, and wireless data roaming facilitation and clearinghouse solutions to support emerging mobile data and premium content services.

Clearinghouses translate various network signaling and billing protocols to allow different wireless operators to offer and be compensated for roaming services. These wireless clearinghouses serve as trusted third parties for the collection, translation and distribution of the information required to monitor and invoice services provided by one operator to numerous other operators’ customers. Demand for clearinghouse services is primarily driven by the number of domestic and international wireless roaming subscribers. We expect that increased roaming traffic volumes will drive incremental technology interoperability and clearinghouse transaction volumes for the industry.

The growth of SMS and MMS messaging is also driving significant operational challenges for wireless operators. Cross-operator SMS messaging and MMS messaging requires extensive network connectivity and complex message protocol conversion between wireless operators. Operator-grade message translation and routing are critical to wireless operators who increasingly rely on messaging services to drive incremental revenue growth and to improve customer retention.

Portio Research, in its 2006 to 2011 market analysis of the SMS traffic and MMS traffic markets, reports strong growth. The group forecasts a compounded annual growth rate (“CAGR”) of 16% for SMS traffic between 2006 and 2011 and a 34% CAGR for MMS traffic over the same period.

Financial settlement services support the efficient and timely payment of roaming related charges by wireless operators to their roaming network partners across domestic and international boundaries.

The emergence of mobile data and premium content services are also driving operator demand for clearinghouse services, translation services and roaming facilitation services. This growth has been and will continue to be supported by the deployment of next generation wireless data networks. We believe the increase in wireless data roaming and growing demand for premium content will drive the need for wireless data clearinghouse services that simplify network connectivity and the exchange of invoicing data between multiple operators.

Network Services

SS7 networks are a core element of today’s telecommunications infrastructure. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable the setup and delivery of telephone calls and to offer enhanced calling features like caller ID. Outsourced network services provide operators cost effective, single point connectivity to an SS7 network, other widely used communication networks and critical databases. As a result, operators avoid the cost and complexity of managing individual network connections to multiple operators, eliminate the expense of licensing and maintaining intelligent network databases and reduce the need for building capital-intensive network infrastructure. Drivers of network services include wireless subscriber growth, wireless roaming call volume growth, wireless roaming data growth and SMS messaging volume growth. In addition, we also expect the emergence of new services to drive demand for network services.

Demand for SS7-based signaling and associated database applications is growing. Continued wireless subscriber growth and call volume growth are expected to drive increased SS7 signaling volumes. SS7 signaling also provides operators access to a variety of intelligent network services such as database applications (caller ID, 800 service and local number portability).

In addition, wireless data roaming requires operators to support packet-switched, Internet Protocol-based communications protocols including General Packet Radio Service (“GPRS”), High Speed Packet Access (“HSPA”), 1 x Radio Transmission Technology (“1xRTT”), and 1 x Evolution—Data Optimized (“1xEV-DO”) (technology designed to double voice capacity and support faster data transmission). Technology service providers support wireless data roaming services and enable subscribers to access their home wireless data services (such as public Internet, corporate intranets, e-mail and m-commerce) while abroad or beyond the reach of their home network. The emergence of Internet Protocol-based signaling solutions and database services associated with VoIP will also require network, routing and translation services to communicate with legacy networks. VoIP offers traditional voice telephone services but at a significantly lower cost by bypassing the traditional telephone network.

Number Portability Services

In 1996, the Federal Communications Commission (“FCC”) mandated number portability services to encourage competition by permitting wireless subscribers to change operators while retaining their current telephone numbers. In 2005, Canadian regulators also mandated wireless number portability. Also, other jurisdictions around the world are mandating the implementation of number portability services. To facilitate the portability of wireless telephone numbers, operators exchange information with other operators and transmit information to regional number portability databases in order to support call routing. Implementation of number portability services impacts nearly every system within operator operations including network signaling and routing, switching, billing, point of sale and customer care.

Technology service providers enable wireless operators to implement number portability services to their customers by streamlining the ordering and communication processes that organize, prioritize and route number portability transactions between wireless operators and industry databases. These services must be able to route and track the multiple transactions involved in porting numbers between service providers, identify and facilitate problem resolution, manage the unique challenges of porting between wireline and wireless operators, and interface to operators who have chosen less automated porting solutions.

Following the introduction of number portability services in the U.S., the wireless industry experienced rapid consumer adoption. We expect the drivers of number portability services demand will be continued operator competition, greater customer awareness and increased regulatory focus, and adoption of number portability services in other countries around the world.

Call Processing Services

Call processing solutions support the proper authentication, handling and routing of telephone calls in order to reduce fraud and to allow wireless subscribers to make and accept telephone calls while roaming on another operator’s network. Wireless roaming growth is causing new call routing and delivery complexities for operators. Due to geographic and operator differences in subscriber verification, call delivery and signaling network protocols, these services require extensive data management capabilities.

Drivers of call processing demand include international wireless subscriber growth, international wireless roaming call volume growth and ongoing subscriber issues. Operators are increasingly using SS7 networks to replace traditional call processing functionality and to address wireless subscriber fraud issues.

Products and Services

We offer the following integrated suite of services.

Technology Interoperability Services

We operate one of the largest wireless clearinghouses globally that enables the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. We are a trusted intermediary and primary connection point between hundreds of wireless operators. In addition, we provide roaming facilitation services that enable seamless domestic and global wireless voice and data services. In 2006, we expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services through our acquisition of Interactive Technologies Holdings Limited business (ITHL). We primarily generate revenue by charging per-transaction processing fees pursuant to long term contracts. We expect that increasing wireless roaming, mobile data and SMS and MMS volume and our acquisition of ITHL will drive growth in our technology interoperability services.

Our technology interoperability services include:

•

Data Clearinghouse Services. We process and exchange proprietary subscriber roaming usage data on a secure and confidential basis to support financial settlement between wireless operators. Our clearinghouse services support multiple billing formats including TAP for GSM operators and CIBER for TDMA and CDMA operators. We also support Remote Authentication Dial-In User Service (“RADIUS”) and IPDR formats for wireless data transactions including messaging, m-commerce, content, and location-based applications. Operators use our solutions to access custom, on-line reports providing business intelligence, trends and daily and monthly summaries of key data. Operators use these reports to track their net financial positions with their roaming partners.

•

Messaging Services. Our messaging services reliably translate, route and deliver SMS, MMS and other message formats across disparate operator networks. We accomplish the translating, routing and delivering of messages by mapping a message to a phone number, determining the appropriate operator, routing the message accurately and resolving incompatibility issues among CDMA, TDMA, GSM and VOIP operators. Messages may be initiated peer to peer between wireless subscribers, originated from premium content providers or broadcast by an enterprise or community alerting application. Our services can deliver messages domestically and globally to multiple devices and platforms.

•

Roaming Facilitation. Our roaming facilitation capabilities allow wireless subscribers to receive voice and data services while roaming on another operator’s network, regardless of differing technology standards. We simplify inter-standard and global voice roaming by providing operators with subscriber call origination, automatic call delivery and subscriber invoicing data. In addition, we offer value-added services to operators to improve the subscribers’ experience while increasing the operators’ roaming revenues.

•

Mobile Data Services. Our mobile data services include interactive video services and mobile broadband solutions. These services provide operators with the ability to manage and control their data networks while improving the type and quality of service their subscribers receive. Additionally, we provide advanced video services that take advantage of 3G video telephony technology allowing operators to add high revenue services to attract subscribers to their new 3G networks.

•

Near Real Time Roaming Data Exchange. Our near-real time roaming data exchange (NRTRDE) service helps to reduce the losses wireless operators suffer from fraud by simplifying the management of roaming data collection, translation, and routing between wireless operators.

The completion of the BSG Wireless acquisition has resulted in an expansion of our clearinghouse capabilities in Europe, Asia and the Middle East and the expansion of our integrated suite of services to include:

•

Financial Settlement Services. We provide financial settlement services to GSM operators worldwide. Our financial settlement services support the efficient and timely payment of roaming related charges by wireless operators to their roaming network partners across domestic and international boundaries.

•

Value-Added Roaming Services. We provide a suite of ancillary value-added roaming services to our customers, including re-rating, invoicing, reporting, tariff maintenance, inter-working services, TAP generation, conversion and affinity program services.

Major customers who utilize our technology interoperability services include Verizon Wireless, T-Mobile, Sprint Nextel, AT&T, VimpelCom, TeliaSonera, KPN, Orange, Hutchinson Telecom, Vodafone, Alltel, U.S. Cellular, SK Telecom, KDDI, China Unicom and SFR.

Network Services

We interconnect wireless operators through our SS7 network to a suite of intelligent database services and provide wireless and wireline call signaling services. Our intelligent database services include caller ID, local number portability, line information database and toll-free number routing. Operators also use our SS7 signaling solutions to set-up, translate and route wireless telephone calls both domestically and globally. We also provide operators cost-effective, single-point connectivity to other widely used communication networks (such as Frame Relay and Internet Protocol) to support wireless voice, SMS messaging, MMS messaging, VoIP and data roaming services.

By operating one of the largest independent SS7 networks, we provide our customers access to substantially the entire U.S. public-switched telecommunications network, global connectivity, operator-grade reliability and intelligent network services. Our network architecture provides a robust, reliable, and highly redundant signaling platform. In addition, our intelligent network databases also permit operators to offer value-added calling features to their customers.

Our primary network services include intelligent network database services, SS7 network services and network connectivity services. We generate revenues from these services primarily by charging per-transaction processing fees, circuit fees, port fees and software license fees. We anticipate that growth in wireless subscriber and roaming volume, mobile data services and SMS volume and VoIP service uptake will contribute to increased demand for our network services.

Our network services include:

•

SS7 Network Services. We operate one of the largest independent SS7 networks in the United States. Our SS7 network supports the call set-up, routing and delivery of wireless and wireline telephone calls and supports access to intelligent network database services. Our global signaling gateway for wireless operators and other network providers translates between the predominant North American signaling standard (American National Standards Institute SS7) and other global signaling standards such as International Telecommunications Union C7. We also provide wireless operators with valuable network analysis tools that monitor subscriber activity.

•

Network Connectivity Services. Our network connectivity services provide wireless operators cost-effective single-point connectivity to many widely used communication networks such as Frame Relay and Internet Protocol. We manage network circuits that interconnect operators’ cell sites and switches across local and regional boundaries. We also provide a suite of services that enables subscribers to have seamless access to their home operators’ GPRS, HSPA (GSM) or 1x-RTT, 1xEVDO (CDMA) data network while roaming both nationally and globally. This Internet Protocol based virtual private network offers secure access to home based e-commerce, public Internet, corporate intranets and e-mail systems to roaming subscribers.

•

Intelligent Network Database Services. Our intelligent network database services enable operators to offer enhanced services and features to subscribers. Our caller ID service provides access to calling name databases, allowing operators to query regional Bell operating companies and other major independent telephone operators to reduce the “name not available” messages that subscribers receive. We also manage and operate a database for storage of calling name records. We provide access to all U.S. regional number portability databases to support call routing to subscribers who have ported their telephone number to a different service provider. We also access databases that provide routing for toll free numbers. We access line information databases to provide enhanced services such as validating telephone numbers, billing information and calling card data.

Major customers who utilize our network services include AT&T, T-Mobile, Verizon Wireless, Rogers Wireless, RadioMovil, Centennial Communications and China Unicom.

Number Portability Services

We are the leading provider of wireless number portability services to U.S. and Canadian operators, as well as operators in other countries, including Singapore. These services enable wireless subscribers to switch operators while keeping the same telephone number. As number portability-related technology and operational complexities were identified, we developed solutions that facilitated the exchange of information between operators and transmitted information to regional industry databases. These services route and track the multiple transactions involved in porting numbers between service providers and identify and facilitate problem resolution when porting transactions are not successful. These services also manage the unique challenges of porting numbers between wireless and wireline operators and from operators who have chosen to manually process porting transactions.

Our number portability services consist of transaction processing services that enable the inter-operator communications required to port telephone numbers between wireless operators and to streamline the ordering and communication process to regional industry databases that track number ownership. We also enable wireless operators to exchange ported telephone numbers and associated messages with wireline and VoIP operators.

We have been designated as a master database administrator in Singapore, expanding our suite of number portability services. Our centralized number portability database solution for Singapore will supply all mobile operators with the ability to port numbers by providing the ability to agree and coordinate ports between themselves. In the future, we will also support fixed and emerging operators who require to port numbers in Singapore. In addition, our solution will maintain the master routing database for ported numbers and provide updates to operators for use in routing calls or SMS messages. We expect to begin providing these services in the second half of 2008.

We generate revenues from number portability services primarily by charging per-transaction fees and fixed fees. We anticipate that wireless subscriber growth, increases in industry churn rates and international implementation of number portability present opportunities for us to grow our number portability services operations.

Call Processing Services

We provide global call handling and fraud management solutions that enable wireless subscribers from one operator to make and receive telephone calls while roaming on another operator’s network. We support global roaming by connecting wireless operators and by resolving geographic and operator differences in subscriber verification, call delivery and signaling network protocols. We also offer wireless operators comprehensive fraud detection and fraud prevention services.

We developed many of the wireless industry’s first and leading solutions for wireless subscriber verification, call processing and technical fraud detection and prevention. For a wireless subscriber to receive service while roaming on another operator’s network, the subscriber’s home operator must validate the subscriber as an authorized subscriber. We have addressed these subscriber authentication and call delivery complexities by developing solutions that translate and convert various network and signaling protocols. Our comprehensive, integrated fraud management solutions employ advanced technologies to provide flexible, efficient fraud detection and fraud prevention, regardless of switch type, software release version or industry standard. Our integrated service offerings provide a total authentication solution and comprehensive protection for subscribers.

Our primary call processing services include signaling solutions and fraud prevention services. We generate revenues from these services primarily by charging per-transaction processing fees.

Our Call Processing Services include:

•

Signaling Solutions. Our services verify a subscriber’s eligibility to receive service while roaming in another operator’s market. Our signaling solutions also resolve conflicting global numbering plans and overlapping system identifiers to allow subscribers to roam when the visited service provider may not normally recognize the subscriber.

•

Fraud Prevention Services. We provide multiple services to operators to minimize the financial losses associated with subscriber fraud. Our fraud profiling solutions collect usage data from mobile switches to create a unique profile for each subscriber based upon the subscriber’s call activity.

Enterprise Solutions

We enable wireless operators to offer billing consolidation and data management services to large enterprise customers. Our solutions consolidate customer usage data on to one invoice and offer robust online reporting and analysis tools that enable enterprise customers to manage their telecommunications-related costs. We generate revenues from this service on a per-subscriber processing fee.

Customers

With our acquisition of BSG Wireless, we serve more than 500 telecommunications service providers in over 100 countries. We serve most of the largest global wireless operators including AT&T Wireless, Sprint/Nextel, T-Mobile, Verizon Wireless, America Movil, China Unicom, KDDI, TeliaSonera, Vodafone and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Our top ten customers accounted for approximately 49.1% of our revenues for the year ended December 31, 2007. Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, accounted for approximately 14.9%, 17.6%, and 16.7%, of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The percentage of our revenues derived from customers outside the United States was 26.7%, 22.6% and 13.9% for the same periods, respectively.

Competitive Strengths

We believe that the following strengths differentiate us in the marketplace:

•

Leading provider of roaming enablement, signaling and interoperability solutions to the wireless industry. We believe we are the leading provider of roaming, signaling and interoperability solutions to wireless operators worldwide. Our solutions allow wireless operators to deliver seamless voice, data and next-generation services to wireless subscribers, including roaming, SMS, MMS, caller ID, number portability and wireless value-added video services. We believe our extensive experience solving interoperability challenges of the wireless industry positions us well as new technology incompatibilities and complexities emerge with the introduction of new wireless services.

•	Global customer base. With our recent acquisition of BSG Wireless, we currently provide our services to more than 500 operators in over 100 countries.

•

Transaction-based business model with recurring revenues and strong operating cash flows. Our historical success in customer retention, growth in transaction volumes and ability to leverage existing technology platforms to serve additional customers enable us to generate a high level of recurring revenues and strong operating cash flows.

•

Extensive and collaborative relationships. We maintain collaborative relationships with many of our customers and have jointly developed applications and services designed specifically to meet their business requirements. This unique positioning enables us to more effectively anticipate, identify and address evolving industry needs and opportunities.

•

Proven track record of technology innovation enables us to address the evolving needs of our customers. We have a long history of providing solutions to the wireless industry for over 20 years. Moreover, we believe that we are and will continue to be a leading developer and provider of next-generation technology services to wireless operators. These services include messaging, wireless data, interactive video, VoIP and other IP-based solutions.

•

Comprehensive suite of services makes us a leading provider of mission-critical services. We believe that the breadth of our integrated solutions distinguishes us from our competitors, many of whom offer a single or limited set of services. In addition, we believe that the mission-critical nature of our services, our established operator relationships and our performance track record make us the technology services provider of choice for many of our customers.

•

Experienced management team with deep customer relationships. Our senior management team has significant industry knowledge and deep customer relationships developed over an average of 20 years of telecommunications and technology industry experience.

Growth Strategy

In order to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:

•

Continue to expand globally. We are aggressively pursuing global expansion opportunities in new markets. We have continued to expand our sales and support offices in Europe, Asia Pacific and Latin America. This expansion has helped us win contracts with leading operators in many countries including the United Kingdom, France, China, Italy, Russia and India. For the year ended December 31, 2007, 21.7% of our total revenues (excluding off-network database query fees) were generated outside of North America as compared to 18.5% for the year ended December 31, 2006, which includes twelve months of sales in 2007 by ITHL as compared to six months in 2006. We expect the percentage of our revenue generated outside North America to increase due to increasing sales to new and existing global customers and the acquisition of BSG Wireless.

•

Capitalize on growth in wireless data services. Our revenue from data services increased 174.1% for the year ended December 31, 2007 compared to the same period in 2006. We expect to further capitalize on the growth in wireless messaging, content and video traffic. We currently provide technology interoperability and network services solutions that enable the seamless transmission, delivery and billing of wireless data services between operators. As wireless data usage increases, we expect demand for our services to grow. In addition, we expect to continue to develop new innovative services such as new wireless data formats, protocols and standards are deployed by the wireless industry.

•

Continue to broaden our services suite and develop new customer solutions. We believe that we are well positioned to develop innovative services that solve complexities associated with new market participants and new technologies. For example, we have expanded our UniRoam platform to handle both voice and data roaming. In addition, we are currently launching next-generation services with existing customers, including IP-to-wireless operator interconnectivity, video peering, ENUM, NRTRDE and messaging hub.

•

Further penetrate our existing customer base. We have been successful at selling new services to our existing customers. For example, we have signed contracts to protect more than 65 operators around the globe, including 25 in Europe, against the growing risk of roaming fraud with the use our DataNet product, which is a comprehensive NRTRDE solution developed to maximize protection against roaming fraud on operator networks. We intend to continue to sell incremental services to our existing customers to further diversify our revenue and increase per-customer revenues.

•

Improve operational efficiencies. We continue to seek opportunities to more efficiently manage our business in order to maximize our operational effectiveness, competitiveness and profitability. We anticipate furthering these efforts as we continue our global expansion. We are consolidating and integrating technology and operational platforms which we expect will generate significant cost saving synergies.

•

Pursue strategic acquisitions. We continue to seek opportunities to acquire businesses that expand our range of services, increase economies of scale, provide opportunities to increase our customer base and cross-selling opportunities and enter new geographies. For example on December 19, 2007, we acquired BSG Wireless, a leading provider of wireless data clearing and financial settlement services for worldwide GSM operators. In June 2006, we acquired ITHL, a leading provider of value-added services to operators in the Asia Pacific region. In September 2004, we acquired the North American wireless clearinghouse business of Electronic Data Systems.

Sales and Marketing

As of December 31, 2007, our sales and marketing organizations included 115 people (excluding employees associated with our acquisition of BSG Wireless) who identify and address customer needs and concerns, deliver comprehensive services and offer a comprehensive customer support system.

•

Sales. Our sales department is geographically diverse and globally focused. Sales directors are organized geographically with global offices responsible for North America, Caribbean and Latin America, Asia Pacific and Europe/Middle East/Africa. Account managers are product specialists and work as a team to respond to customer needs. Compensation is composed of an industry-competitive base salary and a variable component based on sales quota attainment.

•

Marketing. Our marketing organization is comprised primarily of product managers and marketing services employees. Working with the sales organization, product managers are responsible for managing the product’s positioning throughout the life cycle as well as managing costs and pricing. These responsibilities include developing strategic product and market plans, specifying product requirements, planning development resources and managing product launches.

Technology and Operations

Technology

As of December 31, 2007, Syniverse Technology Group was comprised of 288 professionals (excluding employees associated with our acquisition of BSG Wireless). This group performs all functions associated with the design, development, testing, implementation and operational support of Syniverse’s services. The primary functions of the Technology group include Product Development and Life Cycle, Operational Support Services and Technology Services.

•

Product Development and Life Cycle. Delivers new product developments, enhancements and maintenance releases and develops integrated solutions that address customer needs across multiple areas including billing, messaging, decision support and reporting.

•	Operational Support Services. Provides 24x7 operational product support to ensure a high level of service and system availability.

•	Technology Services. Responsible for maintaining the high overall quality of customer service through centralized testing, system/data base administration and configuration management.

•	Research & Development. Responsible for researching new telecommunications technologies and identify solutions which facilitate technology migration and interoperability functionality for operators.

Operations

As of December 31, 2007, we had 152 employees (excluding employees associated with our acquisition of BSG Wireless) dedicated to managing internal operations and customer support functions. Key functions include:

•

Customer Service, Documentation and Training. Provides “front-line” support for our global customers. Documentation and Training group publishes the technical documentation accompanying portfolio of services in multiple languages and also travels nationally and globally to provide strategic customer training.

•	Operator Business Process Outsourcing. Manages the outsourcing of operators’ personnel operations.

•

Internal Operations Support. Manages internal hardware and software technology program as well as the Local Area Network, Internet, email and departmental servers for the employees. Other internal operations functions include information security, facilities management and disaster recovery.

As of December 31, 2007, we had 94 employees (excluding employees associated with our acquisition of BSG Wireless) dedicated to network provisioning, monitoring and support.

•

Network Operations Center. We maintain a state-of-the-art Network Operations Center that actively monitors applications, network and connections to customers. The Network Operations Center provides support both domestically and globally 24 hours a day, seven days a week, 365 days a year. The Network Operations Center proactively identifies potential application, operating system, network, switch connectivity and call processing problems. These problems are managed through resolution with customers in conjunction with Inter-Exchange Operators, Local Exchange Operators, field engineering, the Company’s internal product support and development teams and vendors.

•

Network Services. Designs, develops and supports our SS7 and Internet Protocol-based Intelligent Network Service offerings. Employees within Network Services work closely with other functional departments and vendors to ensure that Syniverse is engineering and monitoring cost effective and reliable network solutions which meet customers’ needs.

Employees

As of December 31, 2007, we had approximately 1,128 employees (including 170 associated with our acquisition of BSG Wireless). None of the employees are represented by a union. Management believes that employee relations are good.

Competition

We believe we are the only company that offers an extensive suite of technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications operators. However, we compete with a number of U.S. and international companies in specific areas of our business.

•

Technology Interoperability Services. Our primary competitors include MACH, VeriSign and Sybase 365. Certain wireless operators also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•

Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, Southern New England Telephone (SNET—a division of AT&T), Transaction Network Services, VNSL and regional Bell operating companies. Wireless and wireline operators may also choose to deploy and manage their own in-house SS7 networks. Our network services compete with a variety of operators including VeriSign and Aicent in the U.S. and Cable & Wireless, Global Crossing, France Telecom, KPN and Qwest internationally.

•

Number Portability Services. Our primary competitors in the United States for number portability services are VeriSign, NeuStar and Telcordia. Internationally, primary competitors include Telcordia, Neustar and Accenture as well as several other smaller companies.

•	Call Processing Services. Our call processing services primarily compete with products from Teleglobe.

•	Enterprise Solutions. Certain wireless operators have developed their own services for enterprise account management.

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

We could also be subject to laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are not aware of any material releases for which we are currently liable under the Comprehensive Environmental Response, Compensation, and Liability Act or any other similar environmental or health and safety law.

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

Intellectual Property Rights

We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We currently maintain approximately 186 registrations and 68 applications in approximately 50 countries covering over 40 separate and distinct marks; 11 patents and 17 patent applications, several jointly-owned with Verizon Wireless in the United States and in foreign countries; and 40 U.S. Copyright Registrations and 4 pending applications covering numerous software applications. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

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

Available Information

Our internet website address is www.syniverse.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

Financial Information About Segments

Financial information about segments is incorporated herein by reference to Note 2 of our consolidated financial statements included in Item 8.

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

Our three largest customers for the year ended December 31, 2007 represented approximately 26.5% of our revenues in the aggregate, while our ten largest customers for the year ended December 31, 2007 represented approximately 49.1% of our revenues in the aggregate. For the year ended December 31, 2007, we generated revenues from services provided to Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, of approximately $56.2 million, or 14.9% of our revenues. No other customer accounted for more than 10% of our revenues for the year ended December 31, 2007. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues. Because our major customers represent such a large part of our business, the loss of any of our major customers would negatively impact our business.

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

In the past, consolidation among our customers has caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful. Within the past few months, several transactions have been announced but are not yet closed. While the impact of these transactions cannot yet be determined, each of the companies involved in the announced transactions are customers of ours, and the consummation of these transactions could cause us to lose transaction volume and reduce prices.

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

We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business. We face competition from large, well-funded providers of similar services, such as VeriSign, Neustar, Sybase, MACH, Amdocs, Convergys and other existing communications, billing and technology companies. We also believe that certain customers may choose to internally deploy certain functionality currently provided by our services. In recent years, we have experienced a loss of revenue streams from certain of our services as some of our customers have decided to meet their needs for these services in-house. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with the services we offer. We anticipate increased competition in the telecommunications industry and the entrance of new competitors into our business.

We expect that competition will remain intense in the near term and that our primary long-term competitors may not yet have entered the market. Many of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, many of our current and potential competitors have greater name recognition and more extensive customer bases that they can use to their advantage.

Our continued expansion into international markets is subject to uncertainties that could affect our operating results.

Our growth strategy contemplates continued expansion of our operations into foreign jurisdictions. International operations and business expansion plans are subject to numerous risks, including:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	fluctuations in currency exchange rates;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	U.S. Department of Commerce export controls;

•	tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholdings requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	unexpected changes in regulatory requirements;

•	the difficulties associated with managing a large organization spread throughout various countries;

•	the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•	the potential difficulty in enforcing intellectual property rights in certain foreign countries.

For the year ended December 31, 2007, 21.7% of our total revenues (excluding off-network database query fees) were generated outside of North America as compared to 18.5% for the year ended December 31, 2006. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.

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

As part of our growth strategy, we intend to consider acquiring complementary businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expense related to identifiable intangible assets acquired, which could harm our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	greater than expected costs, management time and effort involved in identifying, completing and integrating acquisitions;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	acquiring intellectual property which may be subject to various challenges from others;

•	the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

•	the inability to achieve expected synergies;

•	a need to incur debt, which may reduce our cash available for operations and other uses, or a need to issue equity securities, which may dilute the ownership interests of existing stockholders; and

•	realizing little, if any, return on our investment.

Integrating our operations with the BSG Wireless operations may prove to be disruptive and could result in the combined businesses failing to meet our expectations.

We expect to integrate the operations of BSG Wireless into our own and achieve certain cost saving synergies. We cannot be sure that we will realize these anticipated benefits in full or at all. Achieving the expected benefits from the acquisition will depend, in part, upon whether the operations and personnel of BSG Wireless can be integrated in an efficient and effective manner with our existing business. Our management team may encounter unforeseen difficulties in managing the integration of the two businesses. Additionally, difficulties in integration may result in adverse developments in our relationships with customers and suppliers.

The process of integrating formerly separately operated businesses may prove disruptive to both businesses, may take longer than we anticipate and may cause an interruption of and have a material adverse effect on our combined businesses.

Even if we are able to successfully integrate the business of BSG Wireless into our operations, we may not realize the anticipated cost saving synergies of the BSG Wireless acquisition on the time table currently contemplated, or at all.

The BSG Wireless acquisition was based, in part, on the expectation that the acquisition would result in various cost saving synergies. Even if we are able to successfully integrate the business of BSG Wireless into our operations, there can be no assurance that we will realize the expected cost saving synergies on the timetable currently contemplated, or at all. We expect to incur significant restructuring charges (including severance) and transition expenses in connection with these cost saving synergies. Achieving the expected cost saving synergies, as well as the costs of achieving them, is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the expected cost saving synergies of the pending acquisition or if the related costs exceed our estimates, our expectations of future results of operations, including the cost saving synergies expected to result from the acquisition, may not be met. Additionally, the actions we take to achieve cost saving synergies could have unintended consequences that adversely affect our business. If we encounter difficulties in achieving the expected cost saving synergies or do not achieve such cost saving synergies, we incur significantly greater costs related to such cost saving synergies than we anticipate or our activities related to such cost saving synergies have unintended consequences, our business, financial condition and results of operations could be adversely affected.

The acquisition of BSG Wireless may result in a loss of employees.

Despite our efforts to retain employees, including key employees, we might lose some of the employees of BSG Wireless or our own employees as a result of the acquisition. Some of the BSG Wireless employees may not want to work for a U.S. based publicly-traded company or may not want to assume the different duties, positions and compensation that may be offered to them. The contribution of the BSG Wireless business to our future performance will depend in part on the continued service of key members of BSG Wireless’ personnel. Competitors may recruit employees during integration. As a result, our employees or BSG Wireless employees could resign with little or no prior notice. We cannot assure you that subsequent to the acquisition, we will be able to attract, retain and integrate employees.

Difficulty in integrating technology may harm our business.

Following the acquisition of BSG Wireless, we have begun to integrate certain technology platforms. This process may be slower or more difficult than we currently contemplate. Furthermore, we may encounter unanticipated difficulties in this process, which could cause integration difficulties and customer disruptions. The measures that we have taken to date or plan to take in the future may not adequately resolve those issues. If we fail to successfully integrate technology platforms, our ability to achieve cost efficiencies expected to result from the acquisition of BSG Wireless may be impaired, which may adversely affect our future financial position, results of operations and customer relationships.

Our failure to achieve or sustain market acceptance at desired pricing levels or transaction volumes could impact our ability to maintain profitability or positive cash flow.

Competition and industry consolidation have resulted in pricing pressure, which we expect to continue in the future and which we expect to continue to address through our volume-based pricing strategy. This pricing pressure could cause large reductions in the selling price of our services. For example, consolidation in the wireless services industry in the United States over the past several years could give our customers increased transaction volume leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.

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

We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, our senior credit facility and the indenture governing our 7 3/4% senior subordinated notes contain financial and other restrictive covenants that will limit our ability to incur indebtedness or obtain financing. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.

Our substantial indebtedness could have a material adverse effect on our financial health and prevent us from fulfilling our obligations.

We have significant debt service obligations. As of December 31, 2007, we had outstanding indebtedness of approximately $522.9 million (including the current portion of $3.5 million). We are the borrower of all of this outstanding indebtedness.

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

•

limit our flexibility in planning for, or reacting to, changes in the manufacture, production, distribution or marketing of our services, customer demand, competitive pressures and the industries we serve;

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

Although we do not offer voice-grade or data services that are deemed to be common carrier telecommunication services, certain of the services we offer are subject to regulation by the Federal Communications Commission (“FCC”) that could have an indirect effect on our business. The U.S. telecommunications industry has been subject to continuing deregulation since 1984 and the European and Asian telecommunications industries are also subject to continued deregulation. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect regulation or deregulation may have on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct regulation.

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

A growing part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, primarily inter-company balances, which can be adversely affected by fluctuations in currency exchange rates.

As a result of the secondary offering in November, 2007, we may be limited in our ability to utilize net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2007, our consolidated group had net operating loss carryforwards, or NOLs, for U.S. federal income tax purposes of approximately $46.1 million. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the use of a corporation’s NOLs if the corporation undergoes an “ownership change” during a three year testing period. The sale of our shares in November, 2007 caused an “ownership change” within the meaning of section 382(g). This ownership change will subject our NOLs to an annual use limitation that may restrict our ability to use them to offset our taxable income. We do not believe this ownership change will materially limit the utilization of our NOLs.

In general, an ownership change occurs if, on any testing date, the beneficial ownership of the corporation by one or more “5-percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. The change in our share ownership caused by the November, 2007 offering caused the aggregate change during the testing period to exceed the 50 percentage point threshold. As a result, the maximum amount of pre-change NOLs that can be used to offset our taxable income in any given post-change year will be limited to the product of (1) the value of our equity immediately prior to the ownership change, subject to certain adjustments, and (2) the applicable federal long-term tax-exempt interest rate published by the Internal Revenue Service.

Future changes in the direct or indirect beneficial ownership of our common stock, which may be beyond our control, could trigger another ownership change and thus further limit, or possibly eliminate altogether, our ability to use these NOLs in subsequent taxable years.

Additionally, our consolidated group succeeded to approximately $76 million of NOLs pursuant to a state law merger with Brience, Inc., now known as Syniverse Brience LLC, in July, 2003. The merger was treated as a tax-free reorganization under the Code. If the Internal Revenue Service were to challenge successfully the reorganization or otherwise successfully disallow the use of such NOLs, the amount of our consolidated group’s NOLs would be substantially reduced. All of our consolidated group’s NOLs remain subject to examination and adjustment by the Internal Revenue Service. In addition, the NOLs acquired from Brience Inc. are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from Brience Inc. and other members of its consolidated group of corporations at the time the losses were generated, or their successors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In December 2005, we began the process of transitioning our headquarters and administration offices from 188,882 square feet of leased office space in Tampa, Florida to a 199,000 square foot corporate headquarters facility located in Tampa, Florida and completed the transition in April 2006. The lease for our former headquarters expired October 31, 2006. The lease term for the new headquarters facility is eleven years and commenced on November 1, 2005, with lease payments beginning November 1, 2006. At our option, we have the right to renew the lease for two additional periods of five years each.

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

With our acquisition of BSG Wireless, we assumed the leases for office space as follows: 20,782 square feet in Russelsheim, Germany, 3,300 square feet in London, England, 1,428 square feet in Hong Kong and 610 square feet in Berlin, Germany. We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2007, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. We contest the petition and filed an appropriate response in accordance with local court rules. This action was dismissed on December 5, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Syniverse Holdings, Inc.

Our common stock is listed on the New York Stock Exchange under the symbol “SVR.” Public trading of our common stock commenced on February 10, 2005. Prior to that date, there was no public trading market for our common stock.

The following table sets forth the high and low sales closing prices per share for our common stock as reported on the New York Stock Exchange for the years ended December 31, 2007 and 2006:

2007	High	Low
First quarter	$15.05	$10.00
Second quarter	$13.28	$10.31
Third quarter	$16.60	$12.17
Fourth quarter	$18.64	$14.78

2006
First quarter	$24.01	$13.90
Second quarter	$17.99	$14.11
Third quarter	$16.75	$12.28
Fourth quarter	$15.68	$13.11

On March 10, 2008, the last reported sale price of our common stock on The New York Stock Exchange was $16.27 per share. As of March 3, 2008 there were approximately 11,074 holders of record of our common stock.

We have not paid any dividends on our common stock during the past two fiscal years and do not intend to pay dividends on our common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on our ability to pay cash dividends on our common stock.

In connection with our initial public offering, Syniverse Holdings, LLC was dissolved on February 9, 2005 following the distribution to its members of the outstanding class A cumulative redeemable preferred stock and common stock of Syniverse Holdings, Inc. Concurrent with our initial public offering, we amended and restated the senior management agreements of Messrs., O’Brien, Nelson, Garcia, and Bergen, Henegouwen, and in addition to other senior management agreements of senior officers who have since resigned, including Ms. Hermansen, and Messrs. Evans, Kremian , Lawless, Wilcock, Mosher, Corrao and Drexler, pursuant to which they acquired as part of the pro rata distribution of the outstanding capital stock of Syniverse Holdings, Inc. to the members of Syniverse Holdings, LLC an aggregate of 1,938.5 shares of class A cumulative redeemable convertible preferred stock and 5,221,972 shares of common stock. See “Certain Relationships and Related Transactions—Senior Management Agreements” incorporated by reference to our proxy statement.

On November 7, 2007, we completed a secondary offering of our common stock at a public offering price of $15.50 per share. All 20 million shares were sold by investment funds affiliated with GTCR Golder Rauner, LLC, and certain members of our current and former management. In addition, the underwriters had a 30-day period to exercise an option to purchase up to an additional 3 million shares from the selling stockholders, which they exercised. As a result of this offering, we have ceased to be a “controlled company” for purposes of the NYSE corporate governance rules. We did not receive any proceeds from the sale of our common stock sold in the offering by such selling stockholders.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” incorporated by reference to our proxy statement, for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Syniverse Technologies, Inc.

There is currently no established public trading market for the common stock, no par value, of Syniverse Technologies, Inc., a company which is wholly-owned by Syniverse Holdings, Inc.

Syniverse Technologies, Inc. has not paid any dividends on its common stock during the past two fiscal years and does not intend to pay dividends on its common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on its ability to pay cash dividends on its common stock.

Syniverse Technologies, Inc. does not have any shares of common stock authorized for issuance under any equity compensation plans.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following stock performance graph and accompanying table compare the shareholders’ cumulative return on the common stock from February 10, 2005 to December 31, 2007 with the cumulative total return of the Russell 2000 Index and the Dow Jones U.S. Mobile Telecommunications Index over the same period. The comparative data assumes that $100.00 was invested on the date of our initial public offering, February 10, 2005, in the common stock and in each of the indices referred to above and that any dividends were reinvested. The stock price performance shown in the table set forth below is not necessarily indicative of future stock price performance.

	February 10, 2005	December 30, 2005	December 31, 2006	December 31, 2007
Syniverse	100.00	130.63	93.69	97.38
Russell 2000	100.00	107.59	125.88	122.43
Dow Jones U.S. Mobile Telecommunications Index	100.00	110.32	113.59	93.55

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues
Technology Interoperability	$184,471	$138,655	$108,429	$81,077	$66,536
Network Services	124,788	124,832	132,120	130,408	111,845
Number Portability Services	27,128	28,766	50,836	48,478	5,469
Call Processing Services	31,421	29,315	28,619	34,569	42,764
Enterprise Solution Services	4,084	7,289	11,026	14,122	15,265

Revenues Excluding Off-Network
Database Query Fees	371,892	328,857	331,030	308,654	241,879
Off-Network Database Query Fees	5,632	8,162	10,761	23,749	29,529

Total Revenues	377,524	337,019	341,791	332,403	271,408

Costs and expenses:
Cost of operations	137,520	134,641	129,190	138,484	109,744
Sales and marketing	30,637	25,446	23,344	20,244	18,631
General and administrative	56,937	58,508	49,396	41,774	40,347
Depreciation and amortization (1)	42,867	41,172	46,815	41,972	37,319
Restructuring (2)	2,211	1,006	143	289	2,164
Impairment losses on intangible assets (3)	—	—	—	14,056	53,712

	270,172	260,773	248,888	256,819	261,917

Operating income	107,352	76,246	92,903	75,584	9,491
Other income (expense), net:
Interest income	2,049	1,824	1,957	1,148	768
Interest expense	(25,603)	(27,328)	(34,647)	(52,928)	(58,128)
Loss on extinguishment of debt	—	(924)	(42,804)	—	—
Other income (expense), net	(69)	332	1,436	(12)	—

	(23,623)	(26,096)	(74,058)	(51,792)	(57,360)

Income (loss) before provision for
(benefit from) income taxes	83,729	50,150	18,845	23,792	(47,869)
Provision for (benefit from) income taxes	31,310	(39,574)	9,041	8,729	10,057

Net income (loss)	52,419	89,724	9,804	15,063	(57,926)
Preferred stock dividends	—	—	(4,195)	(31,564)	(30,230)

Net income (loss) attributable to common stockholders	$52,419	$89,724	$5,609	$(16,501)	$(88,156)

Net income (loss) per common share:
Basic	$0.78	$1.34	$0.09	$(0.41)	$(2.21)
Diluted	$0.78	$1.33	$0.09	$(0.41)	$(2.21)
Weighted average common shares outstanding:
Basic	67,333	66,943	61,973	39,838	39,838
Diluted	67,531	67,298	62,978	39,838	39,838
Other Financial Data:
EBITDA (4)	$150,150	$116,826	$98,350	$117,544	$46,810
Net cash provided by (used in):
Operating activities	121,262	97,811	110,577	85,696	48,422
Investing activities	(301,953)	(63,683)	(32,555)	(78,663)	(18,883)
Financing activities	202,275	(57,052)	(46,603)	2,697	(63,430)
Capital expenditures	(27,665)	(19,921)	(34,001)	(22,184)	(18,280)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$49,086	$26,704	$49,294	$17,919	$8,299
Property and equipment, net	43,856	42,880	43,426	35,703	33,548
Total assets	1,107,550	784,147	771,358	777,193	730,271
Total debt and redeemable preferred stock	522,935	311,561	367,794	793,062	753,425
Total stockholder’s equity (deficit)	470,792	414,794	322,639	(106,860)	(90,317)

(1)	Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense in the statement of operations data.
(2)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in February 2003, July 2003, April 2004, September 2005, February 2006, August 2006, January 2007 and June 2007. The restructurings occurring between February 2003 and September 2005 were related to two acquisitions. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting. The restructurings for 2006 were related to internal reorganizations. The restructurings in 2007 were related to a facility closing and internal reorganization.
(3)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million which were no longer recoverable due to our phase-outs of other service offerings. In 2004, $9.0 million of these losses relate to capitalized software costs associated with our phase out of certain service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a technology interoperability customer notifying us that it does not intend to renew its contract for these services.
(4)	EBITDA is determined by adding interest expense, net, income taxes, depreciation and amortization to net income (loss). We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a measure to review and assess the operating performance of our company. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of income and our consolidated statements of cash flows included in our financial statements included elsewhere in this annual report.

The following table reconciles net income (loss) to EBITDA for the periods presented. We have also provided supplemental information regarding items associated with our restructuring expense and intangible asset impairments.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Reconciliation of EBITDA to Net Income (Loss):
Net income (loss) as reported	$52,419	$89,724	$9,804	$15,063	$(57,926)
Interest expense, net	23,554	25,504	32,690	51,780	57,360
Depreciation and amortization	42,867	41,172	46,815	41,972	37,319
Provision for (benefit from) income taxes	31,310	(39,574)	9,041	8,729	10,057

EBITDA	$150,150	$116,826	$98,350	$117,544	$46,810

Supplemental information:
Restructuring expense (i)	$2,211	$1,006	$143	$289	$2,164
SFAS 123R non-cash compensation	3,564	1,820	—	—	—
Impairment losses on intangible assets (ii)	—	—	—	14,056	53,712
Loss on extinguishment of debt (iii)	—	(924)	(42,804)	—	—
Facility move (iv)		5,298	2,671	—	—
Loss on disposal of assets (v)	—	—	612	—	—

(i)

Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in February 2003, July 2003, April 2004, September 2005, February 2006, August 2006, January 2007 and

June 2007. The restructurings occurring between February 2003 and September 2005 were related to two acquisitions. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting. The restructurings for 2006 were related to internal reorganizations. The restructurings in 2007 were related to a facility closing and internal reorganization.

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

(iv)	Facilities move expenses consist of expenses incurred related to our headquarters relocation, which commenced in the fourth quarter of 2005.
(v)	Loss on disposal of assets relates to the retirement of computer equipment related to our call processing services.

The following table reconciles cash flows from operations to EBITDA for the periods presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Reconciliation of Cash Flows from Operations to EBITDA:

Net cash provided by operating activities	$121,262	$97,811	$110,577	$85,696	$48,422
Net interest paid	24,477	26,455	40,695	44,296	46,152
Impairment losses on intangible assets	—	—	—	(14,056)	(53,712)
Gain on sale of marketable securities	—	119	1,446	—	—
Loss on extinguishment of debt	—	(924)	(42,804)	—	—
Other working capital changes	11,439	(2,981)	(7,796)	8,615	19,522
Changes in other non-cash items	(5,707)	(4,116)	(4,774)	(9,054)	(11,489)
Other assets and liabilities	(1,321)	462	1,006	2,047	(2,085)

EBITDA	$150,150	$116,826	$98,350	$117,544	$46,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company History

Our business was founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE. In early 2000, GTE combined our business with its Intelligent Network Services business to further enhance our network services offering. In June 2000, when GTE and Bell Atlantic merged to form Verizon Communications Inc., we became an indirect, wholly owned subsidiary of Verizon. In February 2002, we were acquired from Verizon by members of our senior management team and an investor group led by GTCR Golder Rauner, LLC (GTCR).

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

On November 7, 2007, we completed a registered secondary offering on behalf of the selling stockholders of 20,000,000 shares of common stock, plus 3,000,000 shares sold pursuant to the underwriters’ exercise of the over-allotment option, pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission on June 8, 2007. The offering was priced at $14.84125, reflecting a price to the public of $15.50 per share, less underwriting discounts and commissions of $0.65875 per share. We incurred approximately $0.7 million of offering expenses related to the sale which will be recorded to general and administrative expenses in the fourth quarter of 2007. We did not receive any proceeds from the sale.

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International, which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.7 million in cash including $1.1 million in acquisition related costs and working capital adjustments and earn-out to the sellers of $6.9 million, which was paid in April 2007. The purchase agreement contains certain earn-out provisions, pursuant to which the sellers received $6.9 million in additional cash consideration based upon achieving certain levels of revenues and EBITDA. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited for an aggregate purchase price of $293.6 million in cash (which includes debt repaid at closing). The acquisition was funded through the draw down of our amended and restated credit facility which included a delayed draw term loan of $160.0 million in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million intended to finance this acquisition. The acquisition allows us to combine our industry-leading technology interoperability and network services capabilities with BSG Wireless’ strong GSM data clearing expertise; excellent European, Middle Eastern and Asian operator relationships; and leading financial clearing and settlement capabilities. BSG Wireless’ operating results for the period December 20, 2007 through December 31, 2007, which are not material, have not been included in our consolidated statements of income.

Introduction

We provide an integrated suite of services to wireless telecommunications operators that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services.

•

Network Services. Through our SS7 network, we connect disparate wireless operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID.

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all Canadian wireless operators, and we expect to begin providing number porting services in Singapore in the second half of 2008.

•

Call Processing Services. We provide wireless operators with global call handling, signaling and fraud management solutions that allow wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

The completion of the BSG Wireless acquisition has resulted in an expansion of our clearinghouse capabilities in Europe, Asia and the Middle East and the expansion of our integrated suite of services to include:

•

Financial Settlement Services. BSG Wireless provides financial settlement services to GSM operators worldwide. BSG Wireless’ financial settlement services support the efficient and timely payment of roaming related charges by wireless operators to their roaming network partners across domestic and international boundaries.

•

Value-Added Roaming Services. BSG Wireless provides a suite of ancillary value-added roaming services to its customers, including re-rating, invoicing, reporting, tariff maintenance, inter-working services, TAP generation, conversion and affinity program services.

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. For example, we are currently providing services under several contracts with Verizon that expired in October 2007 while we negotiate the terms of new agreements. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We also generate revenues through the sale of software licenses, hardware and professional services. We generate our revenues through the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications operators throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered and flat rate pricing schedules with our customers based on certain established transaction volume levels. As a result, the average per-transaction fee for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•

Technology Interoperability Services. We operate one of the largest wireless clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution among operators. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless operators for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure. With our acquisition of ITHL, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

•

Enterprise Solutions Services. Our enterprise wireless data management platform allows operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. We expect a continued decline in these revenues as customers migrate off of our wireless data management platform.

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

Results of Operations

Comparison of 2007 and 2006

The following table presents an overview of our results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	% of Revenues	Year Ended December 31, 2006	% of Revenues	2007 vs. 2006 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$184,471	48.8%	$138,655	41.1%	$45,816	33.0%
Network Services	124,788	33.1%	124,832	37.0%	(44)	(0.0)%
Number Porting Services	27,128	7.2%	28,766	8.5%	(1,638)	(5.7)%
Call Processing Services	31,421	8.3%	29,315	8.7%	2,106	7.2%
Enterprise Solutions	4,084	1.1%	7,289	2.2%	(3,205)	(44.0)%

Revenues excluding Off-Network Data Base
Query Fees	371,892	98.5%	328,857	97.6%	43,035	13.1%
Off-Network Database Query Fees	5,632	1.5%	8,162	2.4%	(2,530)	(31.0)%

Total revenues	377,524	100.0%	337,019	100.0%	40,505	12.0%
Costs and expenses:
Cost of operations	137,520	36.4%	134,641	40.0%	2,879	2.1%
Sales and marketing	30,637	8.1%	25,446	7.6%	5,191	20.4%
General and administrative	56,937	15.1%	58,508	17.4%	(1,571)	(2.7)%
Depreciation and amortization	42,867	11.4%	41,172	12.2%	1,695	4.1%
Restructuring	2,211	0.6%	1,006	0.3%	1,205	119.8%

	270,172	71.6%	260,773	77.4%	9,399	3.6%

Operating income	107,352	28.4%	76,246	22.6%	31,106	40.8%
Other income (expense), net:
Interest income	2,049	0.5%	1,824	0.5%	225	12.3%
Interest expense	(25,603)	(6.8)%	(27,328)	(8.1)%	1,725	(6.3)%
Loss on extinguishment of debt	—	0.0%	(924)	(0.3)%	924	(100.0)%
Other, net	(69)	(0.0)%	332	0.1%	(401)	(120.8)%

	(23,623)	(6.3)%	(26,096)	(7.7)%	2,473	(9.5)%

Income before provision for (benefit from) income taxes	83,729	22.2%	50,150	14.9%	33,579	67.0%
Provision for (benefit from) income taxes	31,310	8.3%	(39,574)	(11.7)%	70,884	(179.1)%

Net income	$52,419	13.9%	$89,724	26.6%	$(37,305)	(41.6)%

Revenues

Total revenues increased $40.5 million to $377.5 million for the year ended December 31, 2007 from $337.0 million for 2006. Excluding Off-Network Database Query Fees, which decreased $2.5 million for the year ended December 31, 2007, total revenues increased $43.0 million for the year ended December 31, 2007. The increase in revenues was primarily due to increases in our Technology Interoperability Services and our Call Processing Services, offset in part by decreases in our Number Portability Services, Network Services, Enterprise Solutions and Off-Network Database Query Fees.

Technology Interoperability Services revenues increased $45.8 million to $184.5 million for the year ended December 31, 2007 from $138.7 million for 2006. The increase in revenues was primarily due to organic volume growth in our wireless data clearinghouse services, SMS interoperability, mobile data roaming services and the addition of revenues from our acquisition of ITHL of $26.0 million for the year ended December 31, 2007 as compared to $17.7 million in 2006.

During the preparation of our 2006 annual financial statements, we discovered a customer billing error related to one of our services. As a result, we determined that our revenues were overstated during the period from October 2005 to September 2006 by $2.4 million, of which $0.1 million related to the fourth quarter of 2005. We reviewed the impact of the error on the fourth quarter of 2005 and through the third quarter of 2006 and concluded that the cumulative impact of the error was not material to the previously reported quarters. As a result, we recorded the full amount of the error in the fourth quarter of 2006.

Network Services revenues were $124.8 million for both the years ended December 31, 2007 and 2006. This reflects the migration off our services platform by certain customers and price concessions commensurate with our volume-based and service bundling pricing strategy for certain of our services and a competitive pricing environment. During 2006, two or our SS7 customers completed the process of replacing our SS7 network solution, resulting in a reduction of 2006 network services revenues by $6.3 million.

Number Portability Services revenues decreased $1.6 million to $27.1 million for the year ended December 31, 2007 from $28.8 million for 2006. The decrease in revenues was primarily due to lower port center activity in addition to price concessions from contract renewals concluded in late 2006 and early 2007, partially offset by revenue from new services offered to Canadian operators.

Call Processing Services revenues increased $2.1 million to $31.4 million for the year ended December 31, 2007 from $29.3 million for 2006. This increase primarily results from increased international roaming volumes driving increased demand for our Signaling Solutions services, offset by a reduction of our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $3.2 million to $4.1 million for the year ended December 31, 2007 from $7.3 million for 2006. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $2.5 million to $5.6 million for the year ended December 31, 2007 from $8.2 million for 2006. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $2.9 million to $137.5 million for the year ended December 31, 2007 from $134.6 million for 2006. The increase was primarily due to ITHL cost of operations, partially offset by decreases in our off-network database queries services.

Sales and marketing expenses increased $5.2 million to $30.6 million for the year ended December 31, 2007 from $25.4 million for 2006. The increase was primarily due to expenses related to our global expansion in addition to increased performance-based compensation.

General and administrative expenses decreased $1.6 million to $56.9 million for the year ended December 31, 2007 from $58.5 million for 2006. The decrease was primarily due to $5.3 million of costs incurred during 2006 related to the relocation of our corporate headquarters, including $1.7 million associated with the early lease termination of our former corporate headquarters, offset in part by increases in general and administrative expenses related to ITHL (includes twelve months of general and administrative expenses for 2007 compared to six months of expenses in 2006) and higher performance-based and stock-based compensation expense.

Depreciation and amortization expenses increased $1.7 million to $42.9 million for the year ended December 31, 2007 from $41.2 million for 2006. The increase was primarily due to additional amortization of intangible assets from our acquisition of ITHL. Included in our depreciation and amortization expenses for the years ended December 31, 2007 and 2006 is approximately $18.8 million and $17.8 million, respectively, of amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon, our December 2003 acquisition of Syniverse Holdings Limited (formerly Softwright Holdings Limited), our September 2004 acquisition of IOS North America and our June 2006 acquisition of ITHL.

Restructuring expense was $2.2 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $0.3 million in severance related costs. In August 2006, we completed a restructuring plan in our operations and marketing groups resulting in the termination of 30 employees. As a result, we incurred $0.7 million in severance related costs. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the termination of the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, a higher than expected level of attrition among the employees impacted by the offshoring plan resulted in a reduction of our severance liability of $0.4 million.

Other

Interest income increased $0.2 million to $2.0 million for the year ended December 31, 2007 from $1.8 million for 2006 primarily due to interest income earned on higher outstanding cash balances.

Interest expense decreased $1.7 million to $25.6 million for the year ended December 31, 2007 from $27.3 million for 2006. The decrease was primarily due to lower outstanding debt balances.

Loss on extinguishment of debt was $0.9 million for the year ended December 31, 2006. In February 2006, we redeemed all of our outstanding 12 3/4% senior subordinated notes due 2009 resulting in a prepayment premium of $0.9 million.

Other, net was $(0.1) million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2006, and is comprised of non-operating revenues and expenses.

Provision for income taxes was $31.3 million for the year ended December 31, 2007. Benefit from income taxes was $39.6 million for the year ended December 31, 2006. During the year ended December 31, 2006, we reversed a significant portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003 and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting

Standards No. 109, Accounting for Income Taxes (SFAS 109). In the fourth quarter of 2006, based upon an evaluation of our most recent seven quarters of profitability and our expectations of continued net income, a tax benefit for the deferred tax assets was recognized as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our estimated 2006 annual effective tax rate to approximately (78.9)%. For the year ended December 31, 2007, our annual effective tax rate was 37.4%. As of December 31, 2007, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with foreign and state net operating loss carry-forwards and capital loss carry forwards.

Results of Operations

Comparison of 2006 and 2005

The following table presents an overview of our results of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	% of Revenues	Year Ended December 31, 2005	% of Revenues	2006 vs. 2005 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$138,655	41.1%	$108,429	31.7%	$30,226	27.9%
Network Services	124,832	37.0%	132,120	38.7%	(7,288)	(5.5)%
Number Porting Services	28,766	8.5%	50,836	14.9%	(22,070)	(43.4)%
Call Processing Services	29,315	8.7%	28,619	8.4%	696	2.4%
Enterprise Solutions	7,289	2.2%	11,026	3.2%	(3,737)	(33.9)%

Revenues excluding Off-Network Data Base
Query Fees	328,857	97.6%	331,030	96.9%	(2,173)	(0.7)%
Off-Network Database Query Fees	8,162	2.4%	10,761	3.1%	(2,599)	(24.2)%

Total revenues	337,019	100.0%	341,791	100.0%	(4,772)	(1.4)%
Costs and expenses:
Cost of operations	134,641	40.0%	129,190	37.8%	5,451	4.2%
Sales and marketing	25,446	7.6%	23,344	6.8%	2,102	9.0%
General and administrative	58,508	17.4%	49,396	14.5%	9,112	18.4%
Depreciation and amortization	41,172	12.2%	46,815	13.7%	(5,643)	(12.1)%
Restructuring	1,006	0.3%	143	0.0%	863	603.5%

	260,773	77.4%	248,888	72.8%	11,885	4.8%

Operating income	76,246	22.6%	92,903	27.2%	(16,657)	(17.9)%
Other income (expense), net:
Interest income	1,824	0.5%	1,957	0.6%	(133)	(6.8)%
Interest expense	(27,328)	(8.1)%	(34,647)	(10.2)%	7,319	(21.1)%
Loss on extinguishment of debt	(924)	(0.3)%	(42,804)	(12.5)%	41,880	(97.8)%
Other, net	332	0.1%	1,436	0.4%	(1,104)	(76.9)%

	(26,096)	(7.7)%	(74,058)	(21.7)%	47,962	(64.8)%

Income before provision for (benefit from) income taxes	50,150	14.9%	18,845	5.5%	31,305	166.1%
Provision for (benefit from) income taxes	(39,574)	(11.7)%	9,041	2.6%	(48,615)	(537.7)%

Net income	89,724	26.6%	9,804	2.9%	79,920	815.2%
Preferred stock dividends	—	0.0%	(4,195)	(1.2)%	4,195	(100.0)%

Net income attributable to common stockholders	$89,724	26.6%	$5,609	1.7%	$84,115	1499.6%

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

Provision for income taxes was $9.0 million for the year ended December 31, 2005. Benefit from income taxes was $39.6 million for the year ended December 31, 2006. During the year ended December 31, 2006, we reversed a significant portion of our net deferred tax asset valuation allowance. The valuation allowance, originally established in 2003 and adjusted annually thereafter, was recorded because the realization of those deferred tax assets did not meet the more-likely-than-not criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Based upon an evaluation of our most recent seven quarters of profitability and our expectations of continued net income, a tax benefit for the deferred tax assets was recognized in the fourth quarter as we determined that we have met the more-likely-than not criteria related to those deferred tax assets. The benefit reduced our estimated annual effective tax rate to approximately (78.9)%. As of December 31, 2006, based upon our judgment, we will continue to maintain a valuation allowance for certain other deferred tax assets primarily associated with foreign and state net operating loss carry-forwards and capital loss carry forwards.

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

Selected Quarterly Results of Operations

The following table sets forth selected unaudited statement of income data for the eight quarters ended December 31, 2007, both in dollar amounts and as a percentage of total revenues. This data should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 and related notes included elsewhere herein. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(dollars in thousands, except per share data)
Revenues:
Technology Interoperability Services	$53,609	$51,006	$42,061	$37,795	$39,024	$42,996	$30,798	$25,837
Network Services	31,129	31,990	31,245	30,424	29,879	31,911	31,549	31,493
Number Porting Services	7,024	7,060	6,938	6,106	7,134	7,682	7,220	6,730
Call Processing Services	7,600	8,191	8,422	7,208	7,240	7,596	7,288	7,191
Enterprise Solutions	861	943	1,089	1,191	1,283	1,792	2,084	2,130

Revenues (excluding Off-Network Database
Query Fees)	100,223	99,190	89,755	82,724	84,560	91,977	78,939	73,381
Off-Network Database Query Fees	1,270	1,088	1,620	1,654	1,281	1,590	3,255	2,036

Total revenues	101,493	100,278	91,375	84,378	85,841	93,567	82,194	75,417
Costs and expenses:
Cost of operations	35,420	34,584	34,075	33,441	34,694	35,196	33,545	31,206
Sales and marketing	8,690	7,483	7,652	6,812	6,785	6,297	6,871	5,493
General and administrative	15,017	14,317	13,616	13,987	13,958	13,566	13,673	17,311
Depreciation and amortization	11,003	10,861	10,724	10,279	10,638	10,685	9,868	9,981
Restructuring	(25)	(319)	773	1,782	—	668	—	338

	70,105	66,926	66,840	66,301	66,075	66,412	63,957	64,329

Operating income	31,388	33,352	24,535	18,077	19,766	27,155	18,237	11,088
Other income (expense), net:
Interest income	698	424	491	436	418	327	445	634
Interest expense	(6,855)	(6,625)	(6,063)	(6,060)	(6,861)	(7,018)	(6,707)	(6,742)
Loss on extinguishment of debt	—	—	—	—	—	—	—	(924)
Other, net	(107)	(90)	75	53	(55)	57	211	119

	(6,264)	(6,291)	(5,497)	(5,571)	(6,498)	(6,634)	(6,051)	(6,913)

Income before provision for (benefit from) income taxes	25,124	27,061	19,038	12,506	13,268	20,521	12,186	4,175
Provision for (benefit from) income taxes	8,498	10,582	7,370	4,860	(45,837)	2,939	2,699	625

Net income	$16,626	$16,479	$11,668	$7,646	$59,105	$17,582	$9,487	$3,550

Net income per common share:
Basic	$0.25	$0.24	$0.17	$0.11	$0.88	$0.26	$0.14	$0.05

Diluted	$0.25	$0.24	$0.17	$0.11	$0.88	$0.26	$0.14	$0.05

	Percentage of Total Revenues for the Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues:
Technology Interoperability Services	52.8%	50.9%	46.0%	44.8%	45.5%	46.0%	37.4%	34.3%
Network Services	30.7%	31.9%	34.2%	36.1%	34.8%	34.1%	38.4%	41.8%
Number Porting Services	6.9%	7.0%	7.6%	7.2%	8.3%	8.2%	8.8%	8.9%
Call Processing Services	7.5%	8.2%	9.2%	8.5%	8.4%	8.1%	8.9%	9.5%
Enterprise Solutions	0.8%	0.9%	1.2%	1.4%	1.5%	1.9%	2.5%	2.8%

Revenues (excluding Off-Network Database Query Fees)	98.7%	98.9%	98.2%	98.0%	98.5%	98.3%	96.0%	97.3%
Off-Network Database Query Fees	1.3%	1.1%	1.8%	2.0%	1.5%	1.7%	4.0%	2.7%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of operations	34.9%	34.5%	37.3%	39.6%	40.4%	37.6%	40.8%	41.4%
Sales and marketing	8.6%	7.4%	8.4%	8.1%	7.9%	6.7%	8.4%	7.3%
General and administrative	14.8%	14.3%	14.9%	16.6%	16.2%	14.5%	16.6%	23.0%
Depreciation and amortization	10.8%	10.8%	11.7%	12.2%	12.4%	11.5%	12.0%	13.2%
Restructuring	(0.0)%	(0.3)%	0.7%	2.1%	0.0%	0.7%	0.0%	0.4%

	69.1%	66.7%	73.2%	78.6%	76.9%	71.0%	77.8%	85.3%

Operating income	30.9%	33.3%	26.8%	21.4%	23.1%	29.0%	22.2%	14.7%

Other income (expense), net:
Interest income	0.7%	0.4%	0.5%	0.5%	0.5%	0.3%	0.5%	0.8%
Interest expense	(6.8)%	(6.6)%	(6.6)%	(7.2)%	(8.0)%	(7.5)%	(8.2)%	(8.9)%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	(1.2)%
Other, net	(0.1)%	(0.1)%	0.1%	0.1%	(0.1)%	0.1%	0.3%	0.1%

	(6.2)%	(6.3)%	(6.0)%	(6.6)%	(7.6)%	(7.1)%	(7.4)%	(9.2)%

Income before provision for (benefit from) income taxes	24.7%	27.0%	20.8%	14.8%	15.5%	21.9%	14.8%	5.5%
Provision for (benefit from) income taxes	8.3%	10.6%	8.0%	5.7%	(53.4)%	3.1%	3.3%	0.8%

Net income	16.4%	16.4%	12.8%	9.1%	68.9%	18.8%	11.5%	4.7%

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$121,262	$97,811	$110,577
Net cash used in investing activities	(301,953)	(63,683)	(32,555)
Net cash provided by (used) in financing activities	202,275	(57,052)	(46,603)
Effect of exchange rate changes on cash	798	334	(44)

Net increase (decrease) in cash	$22,382	$(22,590)	$31,375

Net cash provided by operating activities was $121.3 million for the year ended December 31, 2007 as compared to $97.8 million for the same period in 2006. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, stock-based compensation, gain on sale of marketable securities and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $49.1 million at December 31, 2007 as compared to $26.7 million at December 31, 2006. This increase was primarily due to the inclusion of $20.1 million of cash associated with the acquisition of BSG Wireless and an increase in net cash provided by operating activities, partially offset by principal payments on our senior credit facility and capital expenditures. Our working capital increased $25.0 million to $74.2 million at December 31, 2007 from $49.2 million at December 31, 2006 primarily due to higher net cash from operating activities partially offset by higher accrued liabilities.

Net cash used in investing activities was $302.0 million for the year ended December 31, 2007, which includes $273.6 million, net of acquired cash, for the acquisition of BSG Wireless. Net cash used in investing activities was $63.7 million for the year ended December 31, 2006, which includes $43.9 million, net of acquired cash, for the acquisition of ITHL. Capital expenditures for property and equipment, including capitalized software costs, increased $7.7 million to $27.7 million for the year ended December 31, 2007 from $19.9 million for the same period in 2006. For the year ended December 31, 2007 we incurred approximately $27.7 million for capital expenditures primarily for non-network production upgrades, investment in our messaging infrastructure to support our anticipated growth and capitalized software development. For the year ended December 31, 2006, we incurred approximately $19.9 million for capital expenditures, primarily for investment in our network, capital expenditures associated with our lease of new office space and capitalized software development. For the year ended December 31, 2005, we incurred approximately $34.0 million for capital expenditures, primarily for investment in our network, capitalized software development and capital expenditures of approximately $10.0 million associated with our lease of new office space. We expect total capital expenditures in 2008 to be approximately $32.0 million.

Net cash provided by financing activities was $202.3 million for the year ended December 31, 2007, which includes $290.0 million of borrowings to fund our acquisition of BSG Wireless partially offset by principal payments on our senior credit facility of $81.6 million and debt issuance costs paid in connection with our amended and restated credit facility of $7.2 million. Net cash used in financing activities was $57.1 million for the year ended December 31, 2006, which includes $41.7 million of principal payments on our senior credit facility and $15.4 million for the repayment of our 12 3/4% senior subordinated notes due 2009. Net cash used in financing activities was $46.6 million for the year ended December 31, 2005, which includes proceeds of $261.0 million from the issuance of our common stock, proceeds of $175.0 million from the issuance of our 7 3/4% senior subordinated notes due 2013, and borrowings of $240.0 million under our prior senior credit facility. Offsetting these amounts were $257.7 million for the repayment of our 12 3/4% senior subordinated notes due 2009, $220.0 million for the repayment of our previous senior credit facility and $176.5 million for the redemption of our Class A preferred stock.

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

The senior credit facility provides for aggregate borrowings of $464.0 million as follows:

•	a term loan of $112.0 million in aggregate principal amount;

•	a delayed draw term loan of $160.0 million in aggregate principal;

•	a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million;

•	a revolving credit line of $42.0 million; and

•	a Euro-denominated revolving credit line of the equivalent of $20.0 million.

On December 19, 2007, the delayed draw term loans of $290.0 million (delayed draw term loan of $160.0 million and Euro-denominated delayed draw term loan of the equivalent of $130.0 million) were used to fund the acquisition of the BSG Wireless described in Note 5 of our consolidated financial statements, including the repayment of existing debt and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts. The commitment to fund the delayed draw term loans expired at the earliest to occur of (i) the draw down to fund the acquisition of BSG Wireless, (ii) termination of the BSG acquisition agreement or (iii) March 31, 2008.

The applicable margin for the base rate term loan and the base rate revolving loans is 1.50%. U.S. dollar denominated borrowings bear interest at either a base rate or, at our option, a LIBOR rate. The applicable margin for the Eurodollar term loan, Euro-denominated delayed draw term loan and Eurodollar revolving loans is 2.50%. Euro-denominated borrowings under the senior credit facility bear interest at a EURIBOR rate. The term loan facilities require regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facilities will mature on August 9, 2014. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

As of December 31, 2007, we had an aggregate face amount of $347.9 million of outstanding indebtedness under our senior credit facility representing $215.3 million in U.S. dollar denominated term loans, $132.6 million in Euro-denominated delayed draw term loans, $42.0 million available under the revolving credit facility and $20.0 million available under the Euro-denominated revolving credit line. As of December 31, 2007, the applicable interest rate was 7.35% on the term loan based on the LIBOR option, 7.47% on the delayed draw term loan based on the LIBOR option, and 7.14% on the Euro-denominated delayed term loan based on the EURIBOR option.

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

Prior Senior Credit Facility

In February 2005, we entered into our prior senior credit facility, which provided for aggregate borrowings of up to $282.0 million. The facility was comprised of a revolving credit facility of up to $42.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term B loan facility of $240.0 million in term loans. Borrowings under the prior senior credit facility bore interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2007, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2007 and 2006.

Non-GAAP Financial Measures

EBITDA

We determine EBITDA by adding interest expense, net, income taxes, depreciation and amortization to net income (loss). We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. Reconciliations of both net income (loss) and cash flows from operations to EBITDA are presented in the financial tables contained herein.

We rely on EBITDA as a measure to review and assess the operating performance of our company. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

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

•	EBITDA does not reflect income taxes or the cash requirements for any tax payments; and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of income and our consolidated statements of cash flows included in our financial statements included elsewhere in this report.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of December 31, 2007 and 2006, our estimated unbilled revenues were $7.1 million and $7.7 million, respectively. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.7 million and $0.8 million for the period ending December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of December 31, 2007 and our bad debt expense for the year then ended to change by $0.05 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2007 and our bad debt expense for the year then ended by approximately $0.5 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of December 31, 2007, our allowance for credit memos totaled $2.6 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.3 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized for the year ended December 31, 2007.

Impairment Losses on Goodwill

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the year ended December 31, 2007.

Restructuring

We have made estimates of the costs to be incurred as part of our various restructuring plans. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $0.3 million in severance related costs and made payments for the same amount in 2006. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease termination of our corporate aircraft. In June 2007, we committed to restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, a higher than expected level of attrition among the employees impacted by the offshoring plan resulted in a reduction of our severance liability of $0.4 million. As of December 31, 2007, the balance in the restructuring accrual was $0.3 million. We expect to pay the remainder of the liabilities relating to the restructurings by the second quarter of 2008. The balance in this account at December 31, 2007 continues to represent our best estimate.

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. We contested the petition and filed an appropriate response in accordance with local court rules. This action was dismissed on December 5, 2007.

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

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, our forfeiture rate is not material to our fair value calculation; therefore, we currently use actual forfeitures in our calculations. The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option and price volatility. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 6 in our Consolidated Financial Statements.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), resulting in a change to our reserve for uncertain tax positions which was accounted for as a $2.8 million cumulative effect adjustment to decrease the beginning balance of retained earnings on our balance sheet. No increases or decreases were made to this reserve during the remainder of 2007.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero during the year ended 2007.

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. We have recorded a valuation allowance for net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carry forwards. The valuation allowance also includes amounts recorded for certain net deferred tax assets associated with the BSG Wireless acquisition.

We file our tax returns on a calendar year basis. As of December 31, 2007, we had federal NOLs (net operating losses) and capital losses totaling approximately $46.1 million and $0.9 million, respectively, many of which we succeeded to as a result of our merger with Syniverse Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

As of December 31, 2007, our consolidated group had net operating loss carryforwards, or NOLs, for U.S. federal income tax purposes of approximately $46.1 million. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the use of a corporation’s NOLs if the corporation undergoes an “ownership change” during a three year testing period. The sale of our shares in November, 2007 caused an “ownership change” within the meaning of section 382(g). This ownership change will subject our NOLs to an annual use limitation that may restrict our ability to use them to offset our taxable income. We do not believe this ownership change will materially limit our utilization of the NOLs.

In general, an ownership change occurs if, on any testing date, the beneficial ownership of the corporation by one or more “5-percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. The change in our share ownership caused by the November 6, 2007 offering caused the aggregate change during the testing period to exceed the 50 percentage point threshold. As a result, the maximum amount of pre-change NOLs that can be used to offset our taxable income in any given post-change year will be limited to the product of (1) the value of our equity immediately prior to the ownership change, subject to certain adjustments, and (2) the applicable federal long-term tax-exempt interest rate published by the Internal Revenue Service.

Future changes in the direct or indirect beneficial ownership of our common stock, which may be beyond our control, could trigger another ownership change and thus further limit, or possibly eliminate altogether, our ability to use these NOLs in subsequent taxable years.

Additionally, our consolidated group succeeded to approximately $76 million of our NOLs pursuant to a state law merger with Brience, Inc., now known as Syniverse Brience LLC, in July, 2003. The merger was treated as a tax-free reorganization under the Code. If the Internal Revenue Service were to challenge successfully the reorganization or otherwise successfully disallow the use of such NOLs, the amount of our consolidated group’s NOLs would be substantially reduced. All of our consolidated group’s NOLs remain subject to examination and adjustment by the Internal Revenue Service. In addition, the NOLs acquired from Brience Inc. are subject to the separate return limitation rules under the consolidated return regulations. As a result, these NOLs generally can be utilized only to offset income from Brience Inc. and other members of its consolidated group of corporations at the time the losses were generated, or their successors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The partial adoption of SFAS 157 will not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact that SFAS 159 could have on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141R on our financial position and results of operations.

Contractual Obligations and Commitments

As of December 31, 2007, our contractual obligations consist of our debt, operating leases and pension plan liabilities associated with our acquisition of BSG Wireless. Our contracts with certain of our technology service providers, which range in length from 12 months to 60 months, have no minimum payment requirements.

Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$763,054	$42,447	$84,132	$83,116	$553,359
Operating lease obligations	46,290	7,680	11,773	9,582	17,255
Purchase obligations (2)	5,491	1,872	3,619	—	—
Pension obligation (3)	719	6	32	61	620

Total	$815,554	$52,005	$99,556	$92,759	$571,234

(1)	The interest rate on the term loans is at 2.5% plus LIBOR for the U.S. denominated portion and 2.5% plus EURIBOR for the Euro-denominated portion, with LIBOR assumed to be 4.97% and EURIBOR assumed to be 4.64%.
(2)	Amounts represent primarily purchase obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.
(3)	Represents estimated obligations from a noncontributory defined benefit retirement plan assumed by us as part of the acquisition of BSG Wireless

Off-Balance Sheet Arrangements

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease our office space is similar to that used by many other companies of our size and does not have a material impact to our financial statements.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2007, we had $347.9 million of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.5 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

As of December 31, 2007 and December 31, 2006, we had variable rate debt of approximately $347.9 million and $136.6 million, respectively.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in currencies other than the U.S. dollar. Foreign currency fluctuations had an immaterial impact on our December 31, 2007 financial position and results of operations. This could change in future periods due to our acquisitions of ITHL and BSG Wireless. These companies have contractual arrangements with multiple customers that are collectible and payable in currencies other than the functional currency, which could result in significant currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 61 for an index to our “Consolidated Financial Statements”, which are incorporated by reference here in.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2007.

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

Under the supervision and with the participation of management, including the CEO and CFO, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting does not include the internal controls of BSG Wireless, acquired on December 19, 2007. BSG Wireless, which is included in the 2007 consolidated balance sheet of Syniverse Holdings, Inc., constituted $330.6 million ( 30%) and $5.1 million (1%) of total and net assets, respectively, as of December 31, 2007.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting set forth below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

Syniverse Holdings, Inc.

We have audited Syniverse Holdings, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syniverse Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Billing Services Group Luxembourg S. à r.l., which is included in the 2007 consolidated financial statements of Syniverse Holdings, Inc. and constituted $330.6 million (30%) and $5.1 million (1%) of total and net assets, respectively, as of December 31, 2007. Our audit of internal control over financial reporting of Syniverse Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Billing Services Group Luxembourg S. à r.l.

In our opinion, Syniverse Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syniverse Holdings. Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion.

/s/    Ernst & Young LLP

Tampa, Florida

March 11, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information relating to our directors and executive officers under the captions “Proposal 1—Election of Directors—Nominees,” and “Executive Compensation and Other Information,” in our proxy statement for the 2008 annual meeting of stockholders to be held on May 8, 2008. We will provide information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. All of the preceding information is incorporated in this Item 10 by reference.

Our Chief Executive Officer, Tony G. Holcombe, certifies that the previous year’s Annual Written Affirmation certification was submitted to the NYSE without qualifications.

Resignation of Executive Officer

On January 14, 2008, we announced that Paul Wilcock will resign as Chief Technical Officer of the Company, effective as of March 31, 2008 (the “Separation Date”). In connection with Mr. Wilcock’s resignation, he and the Company entered into a separation agreement (the “Separation Agreement”), pursuant to which Mr. Wilcock will serve as a consultant to the Company for twelve months following the Separation Date (the “Consulting Period”). During the Consulting Period, Mr.Wilcock will be compensated at a rate equal to his annual base salary in effect as of the Separation Date. Mr. Wilcock will be entitled to receive, in accordance with the Company’s policies, the cash value of any vacation days and paid time-off accrued but unused as of the Separation Date and, if the Company pays bonuses for the current fiscal year, will be eligible to receive (on a pro rata basis based upon the portion of the year that elapsed from January 1, 2008 up to the Separation Date) a bonus payment for the current fiscal year in accordance with the terms of his senior management agreement. Under the terms of the Separation Agreement, all unvested options and restricted shares previously granted to Mr. Wilcock will be forfeited (other than options to purchase 13,333 shares due to vest May 11, 2008, options to purchase 13,333 shares due to vest May 12, 2008 and 8,000 restricted shares due to vest June 6, 2008 which will vest as of the Separation Date). The options for which vesting was accelerated pursuant to the Separation Agreement will expire on December 31, 2008. A copy of the Separation Agreement was filed as Exhibit 99.1 to our Current Report on Form 8-K dated January 15, 2008 and is incorporated herein by reference.

Naming of Executive Officer

On January 14, 2008, we announced the naming of Jeffrey S. Gordon as Chief Technology Officer. Mr. Gordon succeeded Paul Wilcock, who will retire effective as of March 31, 2008.

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

We will provide information regarding ownership of our common stock by specified persons under the captions “Equity Compensation Plans,” “Summary Compensation Table” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That information is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We will provide information regarding certain relationships and related transactions and director independence under the caption “Certain Transactions” and “Elections of Directors—Director Independence” in the Proxy Statement. That information is incorporated in this Item 13 by reference.

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

Exhibit No.	Description
1.1	Underwriting agreement, dated November 1, 2007. (25)
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (13)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (14)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (14)

Exhibit No.	Description
4.8	Form of 7 3/4% Exchange Note. (14)

10.1	Amended and Restated Credit Agreement, dated as of August 9, 2007, among Syniverse Holdings, Inc., a Delaware corporation, Syniverse Technologies, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York, as syndication agent, and Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association as co-documentation agents. (24)

10.2	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.4	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.5	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.6	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.7	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.8	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.9	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan. (12)

10.10	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.11	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.12	Agreement for the purchase and sale of Softwright Holdings Limited, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.13	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.14	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.15	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

Exhibit No.	Description

†10.16	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.17	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.18	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.19	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.20	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

†10.21	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.22	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.23	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.24	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.25	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.26	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

†10.27	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (15)

†10.28	Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (15)

†10.29	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy J. White. (16)

10.30	Share Purchase Agreement, dated as of June 16, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., Interactive Technology Holdings Limited and each of Raymond Cheung, Kenneth Wong, Peter Chan, DBS Nominees Pte Ltd and Seavi Advent Venture Management Pte. (17)

10.31	Share Purchase Agreement, dated April 2, 2007, by and among Syniverse Technologies, Inc., Highwoods Corporation and Billing Services Group Limited. (22)

Exhibit No.	Description
†10.32	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Leigh Hennen. (17)

†10.33	Employment Agreement, dated as of May 24, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and David W. Hitchcock. (23)

†10.34	Form of Amended and Restated Restricted Stock Grant Agreement. (18)

†10.35	Form of Amended and Restated Non-Qualified Stock Option Award Agreement. (19)

†10.36	Syniverse Holding Inc. 2006 Long-Term Equity Incentive Plan. (20)

10.37	Executive Separation Agreement, dated as of March 12, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (21)

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, independent registered certified public accounting firm.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed on August 24, 2005.
(14)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(15)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated April 3, 2006.

(17)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated June 16, 2006.
(18)	Incorporated by reference to Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(19)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 3, 2006.
(20)	Incorporated by reference to Registrants’ Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
(21)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated April 3, 2007.
(23)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated May 30, 2007
(24)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 10, 2007
(25)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated November 2, 2007
†	Compensatory plan or agreement.
*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syniverse Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 11, 2008

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$49,086	$26,704
Accounts receivable, net of allowances of $762 and $1,117, respectively	79,378	69,163
Prepaid and other current assets	12,240	10,137

Total current assets	140,704	106,004

Property and equipment, net	43,856	42,880
Capitalized software, net	62,615	51,803
Deferred costs, net	10,786	4,842
Goodwill	616,304	393,662
Identifiable intangibles, net	232,023	182,254
Other assets	1,262	2,702

Total assets	$1,107,550	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,006	$8,591
Accrued payroll and related benefits	12,016	5,142
Accrued interest	5,910	5,206
Deferred revenues	5,327	10,092
Other accrued liabilities	34,789	26,369
Current portion of Term Note B	3,459	1,393

Total current liabilities	66,507	56,793

Long-term liabilities:
Deferred tax liabilities	43,587	1,900
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	344,476	135,168
Other long-term liabilities	7,188	492

Total long-term liabilities	570,251	312,560

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,683,075 shares issued and 68,302,956 shares outstanding and 68,419,194 shares issued and 68,039,075 shares outstanding at December 31, 2007 and December 31, 2006, respectively	68	68
Additional paid-in capital	463,711	459,125
Retained earnings (accumulated deficit)	4,851	(44,777)
Accumulated other comprehensive income	2,191	406
Common stock held in treasury, at cost; 380,119 at December 31, 2007 and December 31, 2006, respectively	(29)	(28)

Total stockholders’ equity	470,792	414,794

Total liabilities and stockholders’ equity	$1,107,550	$784,147

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2007	2006	2005
Revenues (including $0, $0 and $959 from affiliate, respectively)	$377,524	$337,019	$341,791

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below and including $0, $0 and $294 from affiliate, respectively)	137,520	134,641	129,190
Sales and marketing	30,637	25,446	23,344
General and administrative (including $0, $0 and $83 from affiliate, respectively)	56,937	58,508	49,396
Depreciation and amortization	42,867	41,172	46,815
Restructuring	2,211	1,006	143

	270,172	260,773	248,888

Operating income	107,352	76,246	92,903

Other income (expense), net:
Interest income	2,049	1,824	1,957
Interest expense	(25,603)	(27,328)	(34,647)
Loss on extinguishment of debt	—	(924)	(42,804)
Other, net	(69)	332	1,436

	(23,623)	(26,096)	(74,058)

Income before provision for (benefit from) income taxes	83,729	50,150	18,845
Provision for (benefit from) income taxes	31,310	(39,574)	9,041

Net income	52,419	89,724	9,804
Preferred stock dividends	—	—	(4,195)

Net income attributable to common stockholders	$52,419	$89,724	$5,609

Net income per common share:
Basic	$0.78	$1.34	$0.09

Diluted	$0.78	$1.33	$0.09

Weighted average common shares outstanding:
Basic	67,333	66,943	61,973

Diluted	67,531	67,298	62,978

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(DOLLARS IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2004	$40	$37,021	$(144,305)	$384	$—	$(106,860)
Net income	—	—	9,804	—	—	9,804
Other comprehensive income- unrealized loss on investments	—	—	—	(237)	—
foreign currency translation loss	—	—	—	(217)	—	(454)

Comprehensive income	—	—	—	—	—	9,350
Issuance of common stock	18	260,948	—	—	—	260,966
Conversion of preferred stock to common stock	10	163,391	—	—	—	163,401
Accrued dividends on class A preferred stock	—	(4,195)	—	—	—	(4,195)
Purchase of treasury stock	—	—	—	—	(23)	(23)

Balance, December 31, 2005	$68	$457,165	$(134,501)	$(70)	$(23)	$322,639
Net income	—	—	89,724	—	—	89,724
Other comprehensive income- unrealized loss on investments	—	—	—	(118)	—
foreign currency translation gain	—	—	—	594	—	476

Comprehensive income	—	—	—	—	—	90,200
Stock options exercised	—	140	—	—	—	140
Stock-based compensation		1,820				1,820
Purchase of treasury stock	—	—	—	—	(5)	(5)

Balance, December 31, 2006	$68	$459,125	$(44,777)	$406	$(28)	$414,794
Net income	—	—	52,419	—	—	52,419
Other comprehensive income-foreign currency translation gain	—	—	—	1,785	—	1,785

Comprehensive income						54,204
Cumulative effect of adoption of FIN No. 48	—	—	(2,791)	—	—	(2,791)
Stock options exercised	—	670	—	—	—	670
Stock-based compensation	—	3,564	—	—	—	3,564
Employee stock purchase plan	—	730	—	—	—	730
Minimum tax withholding on restricted stock awards	—	(378)	—	—	—	(378)
Purchase of treasury stock	—	—	—	—	(1)	(1)

Balance, December 31, 2007	$68	$463,711	$4,851	$2,191	$(29)	$470,792

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$52,419	$89,724	$9,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	44,104	42,538	50,431
Provision for (recovery of) uncollectible accounts	(169)	489	546
Deferred income tax expense (benefit)	26,127	(40,304)	8,948
Loss on extinguishment of debt	—	924	42,804
Stock-based compensation	3,564	1,820	—
Loss on disposition of property	1,075	441	612
Gain on sale of marketable securities	—	(119)	(1,446)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	211	(637)	17,169
Other current assets	(733)	2,957	172
Accounts payable	2,469	(5,960)	(6,486)
Other current liabilities	(9,126)	6,400	(10,971)
Other assets and liabilities	1,321	(462)	(1,006)

Net cash provided by operating activities	121,262	97,811	110,577

Cash flows from investing activities
Capital expenditures	(27,665)	(19,921)	(34,001)
Proceeds from the sale of marketable securities	—	119	1,446
Acquisition of BSG Wireless, net of acquired cash	(273,553)	—	—
Acquisition of ITHL, net of acquired cash	(735)	(43,881)	—

Net cash used in investing activities	(301,953)	(63,683)	(32,555)

Cash flows from financing activities
Debt issuance costs paid	(7,180)	—	(6,681)
Repayment of 12.75% senior subordinated notes due 2009
including prepayment of premium and related fees	—	(15,424)	(257,661)
Repayment of previous senior credit facility	—	—	(220,073)
Borrowings under previous senior credit facility	—	—	240,000
Borrowings under senior credit facility	290,000	—	—
Principal payments on senior credit facility	(81,566)	(41,763)	(61,675)
Proceeds from issuance of 7.75% senior subordinated notes due 2013	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	—	260,966
Redemption of Class A preferred stock at liquidation value	—	—	(176,456)
Employee stock purchase plan	730	—	—
Stock options exercised	670	140	—
Minimum tax withholding on restricted stock awards	(378)	—	—
Purchase of treasury stock	(1)	(5)	(23)

Net cash provided by (used in) financing activities	202,275	(57,052)	(46,603)

Effect of exchange rate changes on cash	798	334	(44)

Net increase (decrease) in cash	22,382	(22,590)	31,375
Cash at beginning of period	26,704	49,294	17,919

Cash at end of period	$49,086	$26,704	$49,294

Supplemental cash flow information
Interest paid	$24,477	$26,455	$40,695
Income taxes paid	6,042	764	140

Supplemental non-cash transactions
Reduction of goodwill and restructuring reserve accrual	—	72	444

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Description of Business and History

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. With our acquisition of the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited, we currently provide our services to more than 500 operators in over 100 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

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

As described more fully in Note 4, we acquired the capital stock of Perfect Profits International Limited (PPIL) which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited on June 16, 2006. The acquisition was accounted for using the purchase method of accounting.

On December 19, 2007, as described more fully in Note 5, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited. The acquisition was accounted for using the purchase method of accounting.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, Inc. (Syniverse Inc.), Syniverse, Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited), Perfect Profits International Limited (PPIL), Highwoods Corporation and BSG Wireless since the date of acquisition of December 19, 2007. However, none of BSG Wireless’ operating results for the period December 20, 2007 through December 31, 2007, which are not material, have been included in the consolidated statement of income. Syniverse Inc. was wholly owned by Syniverse LLC until our February 10, 2005 initial public offering as described in Note 14. Concurrent with the initial public offering, Syniverse LLC was dissolved. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

We prepare our financial statements using accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to wireless operators throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, Short Message Service (“SMS”) and Multimedia Messaging Services (“MMS”), revenues vary based on the number of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. Through our acquisition of Interactive Technology Holdings Limited (ITHL), we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

Due to our billing cycles, which for some products lag as much as 40 days after the month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have not been materially different from our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted services could adversely affect our estimates of unbilled revenue. As of December 31, 2007 and 2006, our estimate of unbilled revenues were $7,117 and $7,726, respectively.

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs charged to expense amounted to $612, $150 and $247 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of income amounted to $18,744, $18,725 and $16,964 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We charge interest on overdue receivables, but do not recognize interest income until collected. At December 31, 2007 and 2006, accounts receivable includes interest receivable totaling $142 and $1,314, respectively, related to finance charges to customers, which are fully offset by a contra account.

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

Capitalized Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three years. Amortization of capitalized software costs included in depreciation and amortization in the consolidated statements of income was $16,111, $14,107 and $13,277 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Identifiable Intangible Assets

We amortize identifiable intangible assets with other than indefinite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2007 and 2006, accumulated amortization totaled $71,498 and $58,779, respectively.

Impairment Losses

We evaluate our depreciable and amortizable long-lived assets including property and equipment, capitalized software and amortizable identifiable intangible assets, for impairments under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (SFAS 144). In accordance with SFAS 144, we utilize the three-step approach for recognizing and measuring the impairment of assets to be held and used. That is, (1) we consider whether indicators of impairment are present; (2) if indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount; and (3) if less, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

Income Taxes

Syniverse Inc. files a consolidated income tax return with its wholly-owned subsidiaries and therefore the accompanying financial statements include a provision for income taxes related to Syniverse Inc. and its subsidiaries using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income are comprised of foreign currency translation adjustments. Other comprehensive income and accumulated other comprehensive income, net of income tax expense was $2,191 and $406 as of December 31, 2007 and 2006, respectively.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of December 31, 2007, our investment was $888 and is included in other assets.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), Foreign Currency Translation, income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of stockholder’s equity.

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the years ended December 31, 2007, 2006 and 2005, we derived 73.3%, 77.4% and 86.0%, respectively, of our revenues from customers in the United States.

Revenues by service offerings were as follows:

	Year Ended December 31,
	2007	2006	2005
Technology Interoperability Services	$184,471	$138,655	$108,429
Network Services	124,788	124,832	132,120
Number Portability Services	27,128	28,766	50,836
Call Processing Services	31,421	29,315	28,619
Enterprise Solution	4,084	7,289	11,026
Off Network Database Queries	5,632	8,162	10,761

Total Revenues	$377,524	$337,019	$341,791

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended December 31,
	2007	2006	2005
North America	$291,186	$267,828	$296,872
Asia Pacific	41,725	31,058	10,261
Caribbean and Latin America	23,860	20,204	18,027
Europe, Middle East and Africa	15,121	9,767	5,870
Off Network Database Queries (i)	5,632	8,162	10,761

Total Revenues	$377,524	$337,019	$341,791

(i)	Off Network Database Queries are not allocated to geographic regions.

Property and equipment, net by geographic location were as follows:

	December 31, 2007	December 31, 2006
North America	$41,862	$41,860
Asia Pacific	806	957
Caribbean and Latin America	—	—
Europe, Middle East and Africa	1,188	63

Total	$43,856	$42,880

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the year ended December 31, 2007 excludes 47,515 shares held by our management, which represent the weighted average number of shares, which were not fully vested. Diluted net income per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2007, 2006 and 2005, options to purchase 1,204,679, 664,658 and 423,647 shares of common stock, respectively, were outstanding. For the years ended December 31, 2007, 2006 and 2005, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

The following table displays the computation of net income per common share:

	Year Ended December 31,
	2007	2006	2005
Basic and diluted net income per common share:
Net income attributable to common stockholders	$52,419	$89,724	$5,609
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,333,061	66,942,944	61,973,251
Unvested common stock	47,515	295,363	962,415
Potentially dilutive stock options and restricted stock	150,891	60,039	42,758

Diluted weighted-average common shares outstanding	67,531,467	67,298,346	62,978,424

Basic net income per common share	$0.78	$1.34	$0.09

Diluted net income per common share	$0.78	$1.33	$0.09

Reclassifications

Certain prior year balances have been reclassified to conform to the 2007 presentations.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The partial adoption of SFAS 157 will not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact that SFAS 159 could have on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS 141R on our consolidated financial position and results of operations.

4. Acquisition of Interactive Technology Holdings Limited Business

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45,747 in cash including working capital adjustments and earn-out to the sellers of $6,894, which was paid in April 2007. Additionally, in connection with the acquisition, we incurred $1,106 in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support. Since the acquisition was completed as of the close of business on June 16, 2006, ITHL’s operating results have only been included in our consolidated statement of income since that date.

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $45,747 was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. The fair value of the intangible assets (in-process research and development, completed technologies and customer relationship) and deferred revenues was determined by a third-party appraisal firm, using an income approach and estimates and assumptions provided by management. The following table summarizes the allocation of the purchase price based on the fair value of the net assets acquired and liabilities assumed.

	Amount	Estimated Useful Life
Cash	$1,131
Accounts receivable	7,180
Other current assets	7,240
Property and equipment	1,085	1 – 5 years
In-process research and development	167
Completed technologies	6,514	6 years
Customer relationships	4,298	7 years
Goodwill	33,143

Total assets	$60,758
Accounts payable	3,093
Other accrued liabilities	9,090
Deferred tax liabilities	2,828

Total liabilities	$15,011

Total purchase price	$45,747

The completed technologies and customer relationship were valued using discounted future cash flows. The valuations considered historical financial results and expected and historical trends. The future cash flows for the completed technologies and customer relationship were discounted using a weighted average cost of capital based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. The estimated useful lives of the completed technologies and customer relationship intangible assets are 6 and 7 years, respectively, and are being amortized over their estimated useful lives using the straight-line method.

In-process research and development (IPR&D) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value of the IPR&D was determined using an income approach by considering estimated future revenues, cost to develop the acquisition-related IPR&D into commercially viable products and estimating the resulting net cash flows from the project when completed, which were discounted to their present value using a weighted average cost of capital of 25.0% due to the uncertainty of the future economic benefits. The acquired in-process research and development of $167 was written-off to general and administrative expense in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

The fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $33,143 in goodwill, which is subject to at least an annual impairment review. None of the goodwill is expected to be deductible for tax purposes.

5. Acquisition of BSG Wireless

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited (BSG) pursuant to a Share Purchase Agreement, dated April 1, 2007. Under the Purchase Agreement, we acquired all of the outstanding share capital of Billing Services Group Luxembourg S. à r.l. and Billing Services Group Asia Limited from BSG for an aggregate purchase price of $293,578 in cash including acquisition related costs of $6,608. The acquisition was funded through the draw down of our amended and restated credit facility, which included a delayed draw term loan of $160,000 in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130,000 intended to finance this acquisition.

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $293,578 was allocated to the assets and liabilities based upon their estimated fair value as of the date of the transaction. The fair value of the intangible assets (customer relationship and capitalized software) was determined by a third-party appraisal firm, using an income and replacement cost approach and estimates and assumptions provided by management. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

	Amount	Estimated Useful Life
Cash	$20,025
Accounts receivable	9,911
Other current assets	571
Property and equipment	1,133	1 – 5 years
Capitalized software	14,018	5 years
Customer relationships	61,300	9 years
Goodwill	217,460

Total assets	$324,418
Accounts payable	849
Other accrued liabilities	12,390
Pension liabilities	6,164
Deferred tax liabilities	11,437

Total liabilities	$30,840

Total purchase price	$293,578

The customer relationship was valued using discounted future cash flows. The valuation considered historical financial results and expected and historical trends. The future cash flows for the customer relationship were discounted using a weighted average cost of capital, which was based upon an analysis of the cost of capital for guideline companies within the technology industry. The capitalized software was valued using a replacement cost method based upon internally developed estimates. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. The estimated useful lives of the customer relationship and software intangible assets are 9 and 5 years, respectively, and are being amortized over their estimated useful lives using the straight-line method.

In connection with the BSG Wireless acquisition, we began to formulate a restructuring plan, which consists primarily of the elimination of redundant positions. As a result of this plan, we estimated $2,027 of employee termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2007, none of these amounts had been paid. This estimate is subject to change as we continue to formulate our plan.

As part of the BSG Wireless acquisition, we assumed a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation. The plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. As a result, we recorded estimated pension liabilities of $6,164 in our purchase accounting, which are included in other long-term liabilities.

The preliminary fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $217,460 in goodwill, which is subject to at least an annual impairment review. We expect that the goodwill recorded will be deductible for tax purposes.

Since the acquisition was completed as of the close of business on December 19, 2007, the preliminary fair values have been included in our consolidated balance sheet. However, none of BSG Wireless’ operating results for the period December 20, 2007 through December 31, 2007, which are not material, have been included in the consolidated statement of income. The unaudited pro forma results presented below include the effects of the BSG Wireless and ITHL acquisitions as if they had been consummated beginning on January 1, 2006 and 2005, respectively. Pro forma adjustments arise primarily due to the asset revaluations. Because the selected pro forma consolidated financial information is based upon BSG Wireless’ and ITHL’s financial position and operating results during the period when BSG Wireless and ITHL were not under the control, influence or management of Syniverse, the unaudited selected pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated on January 1, 2006 and 2005, respectively:

	Year Ended December 31,
	2007	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Revenues	$428,919	$394,002	$363,728
Operating income	121,583	89,434	96,360
Net income	50,705	82,949	8,443
Net income per common share:
Basic	$0.75	$1.24	$0.14
Diluted	$0.75	$1.23	$0.13

6. Stock-Based Compensation

We have three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing, all of which are described below. Prior to the adoption of SFAS 123(R), we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Accordingly, during the year ended December 31, 2007 and 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006. Stock-based compensation expense for awards granted and our Employee Stock Purchase Plan, as discussed later in this note, was $3,564 and $1,820 for the years ended December 31, 2007 and 2006, respectively. The impact to our income from operations of recording stock-based compensation for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006
Cost of operations	$212	$153
Sales and marketing	650	378
General and administrative	2,702	1,289

Total stock-based compensation	$3,564	$1,820

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provides for grants to independent directors to purchase 20,000 shares upon election to the board. The plans have a term of five years and provided for the granting of options to purchase shares of Syniverse Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for purchase of our common stock.

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

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options for these plans. There were options to purchase 236,739 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan at December 31, 2007.

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

As of the year ended December 31, 2007, 867,700 options outstanding, which vest 33 1/3% per year, were granted to certain executive officers. As of the year ended December 31, 2007, 796,000 unvested restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

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

The following weighted-average assumptions were used in the model:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	5.0%	5.1%
Volatility factor	34	34
Dividend yield	—	—
Expected life (in months)	6	4

In 2006, the first offering was from August 1, 2006 through November 30, 2006. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The second offering was from December 1, 2006 through May 31, 2007 and the third offering was from June 1, 2007 to November 30, 2007 The following table summarizes the Purchase Plan activity:

	Year ended December 31,
	2007	2006
Shares Purchased	49,776	15,094
Average Price	$11.46	$11.19
Compensation expense	$159	$46

At December 31, 2007, approximately 435,130 shares were reserved for future issuance. As of the year ended December 31, 2007, there were 92 enrollments into the Purchase Plan.

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

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.7%	4.6%	4.3%
Volatility factor	34.0	34.0	33.8
Dividend yield	—	—	—
Weighted average expected life of options (in years)	5	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock has been publicly traded, we used the average volatility factor of comparable companies. Based on the results produced from the Black-Scholes option-pricing model, our pro forma compensation amounts are not materially different from the intrinsic value compensation expense amounts and hence are not disclosed. For the year ended December 31, 2005, pro forma fair value amounts of compensation expense as applied in accordance with the fair value recognition provisions of SFAS 123 were not materially different from the intrinsic value method because the fair value of the options were not material and hence are not disclosed.

SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, our forfeiture rate is not material to our fair value calculation; therefore, we currently use actual forfeitures in our calculations.

The following table summarizes information about our stock-based compensation activity:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2005	423,477	$13.33
Granted	270,000	$16.13
Exercised	(11,281)	$12.43
Cancelled or expired	(17,538)	$14.36

Outstanding at December 31, 2006	664,658	$14.45	8.09	373

Granted	686,700	$13.27
Exercised	(47,845)	$13.31
Cancelled or expired	(98,834)	$15.73

Outstanding at December 31, 2007	1,204,679	$13.72	8.35	$2,239

Options vested and exercisable, December 31,
2006	219,956	$12.92	6.58	$456
2007	303,338	$13.66	6.42	$582

Outstanding options as of December 31, 2007, 2006 and 2005 had a weighted average remaining contractual life of 8.4, 8.1 and 7.6 years, respectively. During the years ended December 31, 2007, 2006 and 2005:

•	the weighted average fair value per share of stock-based compensation granted to employees was $5.06, $6.11 and $5.76, respectively;

•	the total intrinsic value of stock options exercised was $130, $47 and $3, respectively; and

•	the total fair value of stock options that vested during the periods was $613, $214 and $0, respectively.

The amount of cash received from the exercise of stock options was $670, $140 and $0 for 2007, 2006 and 2005 respectively. Tax benefits of $50, $18 and $0 were realized from the exercise of those options for 2007, 2006 and 2005, respectively. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets as for the years 2007, 2006 and 2005.

A summary of our unvested shares activity is as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	283,960	$2.61
Granted	270,000	$6.11
Vested	(94,217)	$2.05
Forfeited	(15,041)	$3.89

Unvested at December 31, 2006	444,702	$4.81

Granted	686,700	$5.06
Vested	(144,108)	$4.26
Forfeited	(85,953)	$5.85

Unvested at December 31, 2007	901,341	$4.99

As of December 31, 2007, there was $3,528 of total unrecognized compensation cost related to stock options granted. The recognition period for the remaining unrecognized stock-based compensation cost is approximately five years.

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant. Generally 20% vest per year from date of grant. Vesting of restricted stock is based solely on time vesting.

Changes in our restricted stock were as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	—	—
Granted	770,000	$15.35
Vested	—	—
Forfeited	(45,000)	$15.49

Unvested at December 31, 2006	725,000	$15.35

Granted	334,000	$13.15
Vested	(128,000)	$15.29
Forfeited	(135,000)	$15.28

Unvested at December 31, 2007	796,000	$14.44

As of December 31, 2007, unrecognized compensation expense related to the unvested portion of our restricted stock awards was $9,744, which is expected to be recognized over a period of approximately five years.

7. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers. No customers represented more than 10% of net accounts receivable at December 31, 2007. Receivables from one customer were 10.7% of net accounts receivable at December 31, 2006. Sales to one customer were 14.9% and 17.6% of total revenues for the years ended December 31, 2007 and 2006. Sales to two customers were approximately 16.7% and 10.3%, respectively, of total revenues for the year ended December 31, 2005. No other customer represented more than 10% of revenues for the years ended December 31, 2007, 2006 and 2005, although a significant amount of our remaining revenues were generated from services provided to a small number of other wireless operators.

8. Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivables, accounts payable and revolving line of credit are reflected in the financial statements at their carrying value, which approximate their fair value due to the short maturity.

The estimated fair values of our Term Note B and 7 3/4% Senior Subordinated Notes due 2013 are based on prices prevailing in the market.

The carrying amounts and fair values of our long-term debt as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$347,935	$341,514	$136,561	$137,073
7 3/4% Senior Subordinated Notes, due 2013	175,000	168,219	175,000	173,906

9. Property and Equipment

Property and equipment, net, consist of the following:

	December 31, 2007	December 31, 2006
Equipment	$93,901	$80,173
Furniture and fixtures	3,443	3,670
Leasehold improvements	10,419	10,380
Construction in progress	354	1,036

	108,117	95,259
Accumulated depreciation	(64,261)	(52,379)

Total	$43,856	$42,880

Depreciation expense related to property and equipment was $14,023, $13,632 and $14,813 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. Capitalized Software

Capitalized software development costs, net, consist of the following:

	December 31, 2007	December 31, 2006
Software	$135,755	$108,994
Accumulated amortization	(73,140)	(57,191)

Total	$62,615	$51,803

Amortization expense related to capitalized software was $16,111, $14,107 and $13,277 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Identifiable Intangible Assets

Identifiable intangible assets consist of the following:

	December 31, 2007	December 31, 2006
Definite lived intangible assets
Customer contracts	587	576
Less accumulated amortization	(478)	(351)

Customer contract, net	109	225
Customer relationships	302,934	240,457
Less accumulated amortization	(71,020)	(58,428)

Customer relationships, net	231,914	182,029

Total intangibles	$232,023	$182,254

Intangible assets with other than indefinite lives are amortized over their estimated useful lives. The weighted average amortization period is 5 years for customer contracts and 17.2 years for customer base. Amortization expense related to identifiable intangibles was $12,733, $12,600 and $18,726 for the years ended December 31, 2007, 2006 and 2005, respectively. Expected amortization expenses related to acquired intangible assets for each of the next five years are the following: 2008—$17,315, 2009—$17,218, 2010—$17,218, 2011—$17,218 and 2012—$17,218.

12. Leasing Arrangements

We lease certain facilities and equipment for use in our operations, all of which are operating leases. Total rent expense under operating leases amounted to $6,915, $6,707 and $6,736 in 2007, 2006 and 2005, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2012.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease was for seven years, ending March 1, 2009, and requires monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We had an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650 but did not exercise this option. Our former CEO and one of his affiliated entities were entitled to use the aircraft and was required to pay for the actual use of the aircraft related to the affiliated entity. In January 2007, we terminated the lease for our corporate aircraft. This early termination resulted in the recording of $1,384 in restructuring costs. As of December 31, 2007, no amounts were owed by our former CEO.

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

As of December 31, 2007, the aggregate future minimum lease commitments under all of these leases are as follows:

Year ended December 31, 2008	$7,680
Year ended December 31, 2009	6,307
Year ended December 31, 2010	5,466
Year ended December 31, 2011	5,210
Year ended December 31, 2012	4,372
Thereafter	17,255

$46,290

13. Debt

The following are the amounts outstanding at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
USD denominated Term Note B due August 2014, interest payable quarterly, principal payable quarterly beginning December 2007	$215,320	$136,561
EURO denominated Term Note B due August 2014, interest payable quarterly, principal payable quarterly beginning December 2007	132,615	—
$175,000 Senior Subordinated Notes due August 15, 2013, bearing interest at 7 3/ 4%, interest payable semi-annually beginning February 2006, principal payable upon maturity	175,000	175,000

Total	522,935	311,561
Less current portion	(3,459)	(1,393)

Long-term debt	$519,476	$310,168

Maturities of long-term debt for the years succeeding December 31, 2007 are as follows:

2008	$3,459
2009	3,459
2010	3,459
2011	3,459
2012	3,459
Thereafter	505,640

Total	$522,935

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

We incurred $7,180 in debt-issuance costs relating to the senior credit facility, which we are amortizing over the term of the term loans to interest expense using the effective-interest method. As of December 31, 2007 and 2006, we had $347,935 ($215,320 in U.S. dollar denominated term loans and $132,615 in Euro-denominated delayed draw term loans) and $136,561, respectively, of outstanding indebtedness under the term loans. As of December 31, 2007, the applicable interest rate was 7.35% on the term loan based on the LIBOR option, 7.47% on the delayed draw term loan based on the LIBOR option, and 7.14% on the Euro-denominated delayed term loan based on the EURIBOR option.

On December 19, 2007, the delayed draw term loans of $290,000 were used to fund the acquisition of BSG Wireless described in Note 5 above, including the repayment of existing debt of Billing Services Group and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts. The commitment to fund the delayed draw term loans expired at the earliest to occur of (i) the draw down to fund the acquisition of BSG, (ii) termination of the BSG acquisition agreement or (iii) March 31, 2008.

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

As of December 31, 2007, the applicable interest rate was 7.35% on the term loan based on the LIBOR option, 7.47% on the delayed draw term loan based on the LIBOR option, and 7.14% on the Euro-denominated delayed term loan based on the EURIBOR option.

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

Prior Senior Credit Facility

In February 2005, we entered into our prior senior credit facility, which provided for aggregate borrowings of up to $282,000. The facility was comprised of a revolving credit facility of up to $42,000 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term B loan facility of $240,000 in term loans. Borrowings under the prior senior credit facility bore interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin.

We used the $240,000 of borrowings under the senior credit facility in combination with the net proceeds from our initial public offering to repay our previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for $85,800 of our 12 3/4% senior subordinated notes due 2009. On August 9, 2007, we entered into the amended and restated senior credit facility.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, Syniverse completed a private offering of $175,000 of its 7 3/4% Senior Subordinated Notes due 2013. Interest on the notes will accrue at the rate of 7 3/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to tender $144,750 of our outstanding 12 3/4% senior subordinated notes due 2009. On February 1, 2006, the remaining funds were used to redeem the remaining 12 3/4% senior subordinated notes due 2009 not tendered in August 2005 of $14,500, plus payment of related premium of approximately $924. The balance of funds necessary for the redemption was paid from cash on hand.

The 7 3/ 4% Senior Subordinated Notes due 2013 are general unsecured obligations of Syniverse, and are unconditionally guaranteed by Syniverse Inc. and each of the domestic subsidiaries of Syniverse. At any time prior to August 15, 2008, Syniverse may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more qualifying equity offerings by Syniverse or a contribution to Syniverse’s common equity capital made with the net cash proceeds of a concurrent equity offering by the Parent (but excluding any reserved contribution); provided that:

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

14. Stockholder’s Equity

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

After our initial public offering and the dissolution of Syniverse LLC, certain of our executives now own shares of our common stock, which are subject to vesting over time. As of March 7, 2008, 5,939 shares with an original cost of $0.4 were unvested.

Pursuant to the amended and restated senior management agreements dated February 9, 2005, the unvested shares are subject to the following repurchase provisions:

•

Under our former Chief Executive Officer’s amended and restated senior management agreement, we can, under certain circumstances, repurchase all of his unvested shares; however, we have a mandatory obligation to do so in the event of his death or disability. The price for each unvested share will be his original cost. As of March 7, 2008, our former Chief Executive Officer had no unvested shares of our common stock

•

Under the remaining amended and restated senior management agreements, we can, under certain circumstances, repurchase all unvested shares. The remaining senior management agreements allow us to purchase all unvested shares at the lesser of the executives’ original cost or the prevailing fair market value of the unvested shares. As of March 7, 2008, the remaining executives’ had 5,939 unvested shares of our common stock.

The maximum amount that we would be required to pay to repurchase all unvested shares under these agreements as of March 7, 2008 would be $5.

As of December 31, 2007, our authorized capital stock consisted of 100,300,000 shares of common stock, $0.001 par value per share, 300,000 shares of unclassified preferred stock, $0.001 par value per share and 300,000 shares of class A cumulative redeemable convertible preferred stock, $0.01 par value per share.

15. Restructurings

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

For the year ended December 31, 2005, we had the following activity in our restructuring accruals:

	December 31, 2004 Balance	Additions		Payments	Reductions		December 31, 2005 Balance
September 2004 Restructuring*
Termination costs	$788	$244	†	$(638)	$—		$394
Relocation costs	1,100	—		(314)	(688	)†	98
September 2005 Restructuring
Termination costs	—	143		(143)	—		—

Total	$1,888	$387		$(1,095)	$(688)		$492

In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $338 in severance related costs and made payments for the same amount in 2006. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $741 in severance related costs and made payments of $710 through the fourth quarter of 2007. We expect to pay the remainder of the liabilities relating to the restructuring by the first quarter of 2008.

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

In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $664 in severance related costs and $1,384 in costs associated with the lease termination of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $449. We expect to pay the remainder of the liabilities relating to the restructurings by the second quarter of 2008.

For the year ended December 31, 2007, we had the following activity in our restructuring accruals:

	December 31, 2006 Balance	Additions	Payments	Reductions	December 31, 2007 Balance
August 2006 Restructuring
Termination costs	$156	$73	$(198)	$(11)	$20
January 2007 Restructuring
Termination costs	—	664	(457)	(22)	185
Contract termination costs	—	1,384	(1,384)	—	—
June 2007 Restructuring
Termination costs	—	572	—	(449)	123

Total	$156	$2,693	$(2,039)	$(482)	$328

16. Employee Benefits

Savings Plans of Syniverse

During the period from February 14, 2002 to December 31, 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. We incurred total savings plan costs of $2,263, $2,359 and $2,268 for the years ended December 31, 2007, 2006 and 2005, respectively.

17. Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$3,734	159	$(54)
Foreign	920	571	43
State and local	529	—	104

	5,183	730	93
Deferred
Federal	23,317	(35,987)	7,527
Foreign	132	(291)	0
State and local	2,678	(4,026)	1,421

	26,127	(40,304)	8,948

Provision for (benefit from) income taxes	$31,310	(39,574)	$9,041

We recognized a deferred tax benefit throughout 2006 from the utilization of our valuation allowance and, in the fourth quarter of 2006, we released $49,179 of the remaining valuation allowance recorded against the federal NOL. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets.

The income tax expense differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax income from operations as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	3.8	3.7	4.0
Impact of foreign tax rates	(0.6)	(0.1)	0.4
Expired losses	0.0	21.2	0.0
Other, net	.8	(1.3)	1.0
Change in valuation allowance	(1.6)	(137.4)	7.6

	37.4%	(78.9)%	48.0%

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), resulting in a change to our reserve for uncertain tax positions which was accounted for as a $2,791 cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. No further activity occurred in this account during the remainder of 2007. As of December 31, 2007, we had $9,016 of total gross unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $2,791 at December 31, 2007.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were zero during 2007.

Tax years 2004 through 2007 and 2003 through 2007 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2002 and subsequent years in all of our major international tax jurisdictions.

We intend to directly re-invest income from all of our foreign subsidiaries. The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recorded is approximately $5,300 at December 31, 2007. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The components of pretax income from operations are as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$81,052	$46,649	$16,492
Foreign	2,677	3,501	2,353

	$83,729	$50,150	$18,845

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax (liabilities) assets are shown in the following table:

	December 31, 2007		December 31, 2006
	Current	Non-Current	Current	Non-Current
Accrued expenses	$640	$—	$748	$—
Intangibles	—	(61,436)	—	(33,821)
Property & equipment	—	(949)	—	1,552
Employee benefit accruals	2,301	—	259	—
Accounts receivable	112	—	342	—
Deferrals	(1,419)	(808)	—	—
Tax credits	—	—	226	460
Capital loss carryforward	—	1,037	—	366
Net operating loss carryforwards	—	33,321	—	41,717
Other-net	143	—	149	(154)

Deferred tax asset/(liability)	1,777	(28,835)	1,724	10,120
Valuation allowance	(359)	(11,494)	(266)	(10,206)

Net deferred tax asset/(liability)	$1,418	$(40,329)	$1,458	$(86)

Our deferred tax assets arise primarily from accumulated U.S. federal NOLs of $46,090 and capital losses of $941, which expire between 2021 and 2023. These NOLs relate to the Brience operations prior to February 14, 2002. The foreign NOLs include $34,800 from the BSG acquisition which are subject to verification. The underlying foreign net operating loss carryforwards remain available to offset future taxable income in the specific jurisdiction subject to applicable tax laws and regulations. As of December 31, 2007, our deferred tax balances include deferred tax assets and liabilities related to the BSG acquisition.

As of December 31, 2007, our consolidated group had net operating loss carryforwards, or NOLs, for U.S. federal income tax purposes of $46,090. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the use of a corporation’s NOLs if the corporation undergoes an “ownership change” during a three year testing period. The sale of our shares in November 2007 caused an “ownership change” within the meaning of section 382(g). This ownership change will subject our NOLs to an annual use limitation that may restrict our ability to use them to offset our taxable income. We do not believe this ownership change will materially limit our utilization of the NOLs.

We continue to maintain a valuation allowance for certain other net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carryforwards. A valuation allowance has been recorded for certain net deferred tax assets associated with the BSG Wireless acquisition relating to foreign net operating losses and capital loss carryforwards.

Future changes in the direct or indirect beneficial ownership of our common stock, which may be beyond our control, could trigger another ownership change and thus further limit, or possibly eliminate altogether, our ability to use these NOLs in subsequent taxable years.

All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service.

18. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2007, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

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

On April 13, 2006, we were served with a Petition for Declaratory Judgment filed by Billing Concepts, Inc. d/b/a BSG Clearing Solutions (“BCI”) in Texas State Court asking the court to find, in pertinent part, that BCI’s offering of services competitive to Syniverse in the United States and North America is not subject to the restrictions imposed on BSG-Germany. We contest the petition and filed an appropriate response in accordance with local court rules. This action was dismissed on December 5, 2007.

19. Related Party Transactions

In addition to related party transactions disclosed elsewhere in the footnotes, the following summarizes information related to additional related party transactions.

Professional Services Agreement

We have agreed to pay GTCR Golder Rauner, LLC (GTCR) an annual fee of $500 for its ongoing services as our financial and management consultant. We incurred $83 for the year ended December 31, 2005. In connection with our public offering in February 2005, the professional services agreement was terminated.

Revenue Guaranty Agreement

Verizon agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No payments from Verizon are due under the guaranty agreement for year ended December 31, 2005. This agreement has now expired.

Other

We transact business and recognize revenues and expenses from Transaction Network Services, Inc. (TNS), a company affiliated with Syniverse Inc.’s controlling stockholder through 2005. As of January 1, 2006, TNS was not affiliated with Syniverse’s controlling stockholder. For the year ended December 31, 2005, we recognized revenues in the amount of 959. For the year ended December 31, 2005, we recognized expenses in the amount of $294.

20. Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the year ended December 31, 2007.

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Revenues	$84,378	$91,375	$100,278	$101,493
Operating income	18,077	24,535	33,352	31,388
Net income	7,646	11,668	16,479	16,626
Basic and diluted net income per common share	$0.11	$0.17	$0.24	$0.25

The following presents quarterly financial results for the year ended December 31, 2006.

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Revenues	$75,417	$82,194	$93,567	$85,841
Operating income	11,088	18,237	27,155	19,766
Net income	3,550	9,487	17,582	59,105
Basic and diluted net income per common share	$0.05	$0.14	$0.26	$0.88

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

21. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes, described in Note 13 above, are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV, Syniverse Limited, ITHL and BSG Wireless are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Inc., Syniverse and for the guarantor and non-guarantor subsidiaries. The supplemental financial information reflects the investment, Syniverse, Inc., using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$15,121	$—	$33,922	$—	$49,086
Accounts receivable, net of allowances	—	57,861	—	21,517	—	79,378
Accounts receivable—affiliates	2,051	5,389	410	—	(7,850)	—
Prepaid and other current assets	—	6,516	—	5,724	—	12,240

Total current assets	2,094	84,887	410	61,163	(7,850)	140,704

Property and equipment, net	—	41,862	—	1,994	—	43,856
Capitalized software, net	—	42,765	—	19,850	—	62,615
Deferred costs, net	—	10,786	—	—	—	10,786
Goodwill	—	361,318	—	254,986	—	616,304
Identifiable intangibles, net	—	166,069	—	65,954	—	232,023
Other assets	—	1,062	—	200	—	1,262
Investment in subsidiaries	469,003	349,758	—	—	(818,761)	—

Total assets	$471,097	$1,058,507	$410	$404,147	$(826,611)	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,399	$—	$2,607	$—	$5,006
Accounts payable—affiliates	298	—	—	7,552	(7,850)	—
Accrued payroll and related benefits	38	9,844	—	2,134	—	12,016
Accrued interest	—	5,910	—	—	—	5,910
Deferred revenues	—	1,003	—	4,324	—	5,327
Other accrued liabilities	(31)	19,343	—	15,477	—	34,789
Current portion of Term Note B	—	3,459	—	—	—	3,459

Total current liabilities	305	41,958	—	32,094	(7,850)	66,507

Long-term liabilities:
Deferred tax liabilities	—	21,103	—	22,484	—	43,587
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	344,476	—	—	—	344,476
Other long-term liabilities	—	6,967	—	221	—	7,188

Total long-term liabilities	—	547,546	—	22,705	—	570,251

Stockholders’ equity:
Common stock	68	—	116,630	115	(116,745)	68
Additional paid-in capital	463,711	461,961	—	341,466	(803,427)	463,711
Retained earnings (accumulated deficit)	4,851	4,851	(116,220)	1,461	109,908	4,851
Accumulated other comprehensive income	2,191	2,191	—	6,306	(8,497)	2,191
Common stock held in treasury, at cost	(29)	—	—	—	—	(29)

Total stockholders’ equity	470,792	469,003	410	349,348	(818,761)	470,792

Total liabilities and stockholders’ equity	$471,097	$1,058,507	$410	$404,147	$(826,611)	$1,107,550

CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$337,722	$—	$39,802	$—	$377,524

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	212	120,413	—	16,895	—	137,520
Sales and marketing	650	21,344	—	8,643	—	30,637
General and administrative	2,057	45,939	7	8,934	—	56,937
Depreciation and amortization	—	40,045	—	2,822	—	42,867
Restructuring	—	2,211	—	—		2,211

	2,919	229,952	7	37,294	—	270,172

Operating income (loss)	(2,919)	107,770	(7)	2,508	—	107,352

Other income (expense), net:
Income from equity investment	86,646	2,670	—	—	(89,316)	—
Interest income	2	1,700	—	347	—	2,049
Interest expense	—	(25,602)	—	(1)	—	(25,603)
Other, net	—	108	—	(177)	—	(69)

	86,648	(21,124)	—	169	(89,316)	(23,623)

Income (loss) before provision for income taxes	83,729	86,646	(7)	2,677	(89,316)	83,729
Provision for (benefit from) income taxes	31,310	30,270	—	1,040	(31,310)	31,310

Net income (loss)	52,419	56,376	(7)	1,637	(58,006)	52,419

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$52,419	$56,376	$(7)	$1,637	$(58,006)	$52,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	41,481	—	2,623	—	44,104
Recovery of uncollectible accounts	—	(169)	—	—	—	(169)
Deferred income tax expense	—	24,099	—	2,028	—	26,127
Income from equity investment	(86,646)	(2,670)	—	—	89,316	—
Stock-based compensation	3,564	—	—	—	—	3,564
Loss on disposition of property	—	1,075	—	—	—	1,075
Changes in operating assets and liabilities:
Accounts receivable	—	(612)	7	816	—	211
Other current assets	—	(1,435)	—	702	—	(733)
Accounts payable	—	1,427	—	1,042	—	2,469
Other current liabilities	31,310	(6,879)	—	(2,247)	(31,310)	(9,126)
Other assets and liabilities	(1,611)	2,688	—	244	—	1,321

Net cash provided by (used in) operating activities	(964)	115,381	—	6,845	—	121,262

Cash flows from investing activities
Capital expenditures	—	(26,792)	—	(873)	—	(27,665)
Acquisition of BSG Wireless, net of acquired cash	—	(293,655)	—	20,102	—	(273,553)
Acquisition of ITHL, net of acquired cash	—	14	—	(749)	—	(735)

Net cash used in investing activities	—	(320,433)	—	18,480	—	(301,953)

Cash flows from financing activities
Debt issuance costs paid	—	(7,180)	—	—	—	(7,180)
Borrowings under senior credit facility		290,000				290,000
Principal payments on senior credit facility		(81,566)				(81,566)
Employee stock purchase plan	730	—	—	—	—	730
Stock options exercised	670	—	—	—	—	670
Minimum tax withholding on restricted stock awards	(433)	—	—	55	—	(378)
Purchase of treasury stock	(1)	—	—	—	—	(1)

Net cash provided by financing activities	966	201,254	—	55	—	202,275

Effect of exchange rate changes on cash	—	(1)	—	799	—	798

Net increase in cash	2	(3,799)	—	26,179	—	22,382
Cash at beginning of period	41	18,920	—	7,743	—	26,704

Cash at end of period	$43	$15,121	$—	$33,922	$—	$49,086

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$41	$18,920	$—	$7,743	$—	$26,704
Accounts receivable, net of allowances	—	57,090	—	12,073	—	69,163
Accounts receivable—affiliates	95	7,395	417	—	(7,907)	—
Prepaid and other current assets	—	5,274	—	4,863	—	10,137

Total current assets	136	88,679	417	24,679	(7,907)	106,004

Property and equipment, net	—	41,860	—	1,020	—	42,880
Capitalized software, net	—	45,352	—	6,451	—	51,803
Deferred costs, net	—	4,842	—	—	—	4,842
Goodwill	—	361,239	—	32,423	—	393,662
Identifiable intangibles, net:	—	178,047	—	4,207	—	182,254
Other assets	—	2,702	—	—	—	2,702
Investment in subsidiaries	414,704	47,671	—	—	(462,375)	—

Total assets	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30	$7,421	$—	$1,140	$—	$8,591
Accounts payable—affiliates		—	—	7,907	(7,907)	—
Accrued payroll and related benefits	16	3,742	—	1,384	—	5,142
Accrued interest	—	5,206	—	—	—	5,206
Deferred revenues	—	4,660	—	5,432	—	10,092
Other accrued liabilities	—	22,609	—	3,760	—	26,369
Current portion of Term Note B	—	1,393	—	—	—	1,393

Total current liabilities	46	45,031	—	19,623	(7,907)	56,793

Long-term liabilities:
Deferred tax liabilities	—	—	—	1,900	—	1,900
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	—	175,000
Term Note B	—	135,168	—	—	—	135,168
Other long-term liabilities	—	489	—	3	—	492

Total long-term liabilities	—	310,657	—	1,903	—	312,560
Stockholders’ equity:
Common stock	68	—	116,630	31	(116,661)	68
Additional paid-in capital	459,125	459,075	—	47,153	(506,228)	459,125
Accumulated deficit	(44,777)	(44,777)	(116,213)	(336)	161,326	(44,777)
Accumulated other comprehensive income	406	406	—	406	(812)	406
Less treasury stock, at cost	(28)	—	—	—	—	(28)

Total stockholders’ equity	414,794	414,704	417	47,254	(462,375)	414,794

Total liabilities and stockholders’ equity	$414,840	$770,392	$417	$68,780	$(470,282)	$784,147

CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$310,590	$150	$26,279	$—	$337,019

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	153	121,495	—	12,993	—	134,641
Sales and marketing	378	20,322	—	4,746	—	25,446
General and administrative	1,289	54,189	8	3,022	—	58,508
Depreciation and amortization	—	39,659	—	1,513	—	41,172
Restructuring	—	1,006	—	—		1,006

	1,820	236,671	8	22,274	—	260,773

Operating income (loss)	(1,820)	73,919	142	4,005	—	76,246

Other income (expense), net:
Income from equity investment	51,441	3,808	—	—	(55,249)	—
Interest income	2	1,785	—	37	—	1,824
Interest expense	—	(27,176)	—	(152)	—	(27,328)
Loss on extinguishment of debt	—	(924)	—	—	—	(924)
Other, net	527	29	—	(224)	—	332

	51,970	(22,478)	—	(339)	(55,249)	(26,096)

Income before provision for (benefit from) income taxes	50,150	51,441	142	3,666	(55,249)	50,150
Provision for (benefit from) income taxes	(39,574)	(40,100)	—	526	39,574	(39,574)

Net income	89,724	91,541	142	3,140	(94,823)	89,724

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$89,724	$91,541	$142	$3,140	$(94,823)	$89,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	41,210	—	1,328	—	42,538
Provision for uncollectible accounts	—	456	—	33	—	489
Deferred income tax expense, benefit	—	(40,126)	—	(178)	—	(40,304)
Loss on extinguishment of debt	—	924	—	—	—	924
Income from equity investment	(51,441)	(3,808)	—	—	55,249	—
Stock-based compensation	1,820	—	—	—	—	1,820
Gain on sale of marketable securities	—	(119)	—	—	—	(119)
Loss on disposition of property	—	441	—	—	—	441
Changes in operating assets and liabilities:
Accounts receivable	—	2,254	664	(3,555)	—	(637)
Other current assets	—	486	—	2,471	—	2,957
Accounts payable	—	(8,185)	—	2,225	—	(5,960)
Other current liabilities	(39,574)	7,575	(866)	(309)	39,574	6,400
Other assets and liabilities	(631)	59	—	110	—	(462)

Net cash provided by (used in) operating activities	(102)	92,708	(60)	5,265	—	97,811

Cash flows from investing activities
Capital expenditures	—	(19,605)	—	(316)	—	(19,921)
Proceeds from the sale of marketable securities	—	119	—	—	—	119
Acquisition of ITHL, net of acquired cash	—	(45,012)	—	1,131	—	(43,881)

Net cash provided by (used) in investing activities	—	(64,498)	—	815	—	(63,683)

Cash flows from financing activities
Repayment of 12 3/4% senior subordinated notes due 2009, including prepayment premium and related fees	—	(15,424)	—	—	—	(15,424)
Principal payments on new senior credit facility	—	(41,763)	—	—	—	(41,763)
Stock options exercised	140	—	—	—	—	140
Purchase of treasury stock	(5)	—	—	—	—	(5)

Net cash provided by (used) in financing activities	135	(57,187)	—	—	—	(57,052)

Effect of exchange rate changes on cash	—	1	—	333	—	334

Net increase (decrease) in cash	33	(28,976)	(60)	6,413	—	(22,590)
Cash at beginning of period	8	47,896	60	1,330	—	49,294

Cash at end of period	$41	$18,920	$—	$7,743	$—	$26,704

CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$336,987	$289	$4,515	$—	$341,791

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	127,977	—	1,213	—	129,190
Sales and marketing	—	20,220	—	3,124	—	23,344
General and administrative	4	48,786	17	589	—	49,396
Depreciation and amortization	—	46,561	—	254	—	46,815
Restructuring	—	—	—	143		143

	4	243,544	17	5,323	—	248,888

Operating income (loss)	(4)	93,443	272	(808)	—	92,903
Other income (expense), net:
Income (loss) from equity investment	18,849	2,625	—	—	(21,474)	—
Interest income	—	1,951	—	6	—	1,957
Interest expense	—	(34,531)	—	(116)	—	(34,647)
Loss on extinguishment of debt	—	(42,804)	—	—	—	(42,804)
Other, net	—	(1,835)	—	3,271	—	1,436

	18,849	(74,594)	—	3,161	(21,474)	(74,058)

Income before provision for income taxes	18,845	18,849	272	2,353	(21,474)	18,845
Provision for income taxes	9,041	9,041	—	—	(9,041)	9,041

Net income	9,804	9,808	272	2,353	(12,433)	9,804
Preferred stock dividends	(4,195)	—	—	—	—	(4,195)

Net income attributable to common stockholders	$5,609	$9,808	$272	$2,353	$(12,433)	$5,609

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$9,804	$9,804	$272	$2,353	$(12,429)	$9,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	50,178	—	253	—	50,431
Provision for uncollectible accounts	—	546	—	—	—	546
Deferred income tax expense	—	8,948	—	—	—	8,948
(Income) loss from equity investment	(18,845)	(2,625)	—	—	21,470	—
Loss on extinguishment of debt	—	42,804	—	—	—	42,804
Loss on disposition of property	—	612	—	—	—	612
Gain on sale of marketable securities	—	(1,446)	—	—	—	(1,446)
Changes in operating assets and liabilities:
Accounts receivable	—	18,297	(163)	(965)	—	17,169
Other current assets	—	170	—	2	—	172
Accounts payable	—	(5,927)	—	(559)	—	(6,486)
Other current liabilities	9,041	(10,740)	(112)	(119)	(9,041)	(10,971)
Other assets and liabilities	—	(1,006)	—	—	—	(1,006)

Net cash provided by (used in) operating activities	—	109,615	(3)	965	—	110,577

Cash flows from investing activities
Capital expenditures	—	(33,983)	—	(18)	—	(34,001)
Proceeds from sale of marketable securities	—	1,446	—	—	—	1,446

Net cash used in investing activities	—	(32,537)	—	(18)	—	(32,555)

Cash flows from financing activities
Debt issuance costs paid	—	(6,681)	—	—	—	(6,681)
Repayment of 12 3/4% senior subordinated notes due 2009 including prepayment of premium and related fees	—	(257,661)	—	—	—	(257,661)
Repayment of previous senior credit facility	—	(220,073)	—	—	—	(220,073)
Borrowings under new senior credit facility	—	240,000	—	—	—	240,000
Principal payments on new senior credit facility	—	(61,675)	—	—	—	(61,675)
Proceeds from issuance of 7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs of $20,961	—	260,966	—	—	—	260,966
Redemption of Class A preferred stock at liquidation value	—	(176,456)	—	—	—	(176,456)
Purchase of treasury stock	—	(23)	—	—	—	(23)

Net cash used in financing activities	—	(46,603)	—	—	—	(46,603)

Effect of exchange rate changes on cash	—	1	—	(45)	—	(44)

Net increase (decrease) in cash	—	30,476	(3)	902	—	31,375
Cash and cash equivalents at beginning of year	—	17,429	62	428	—	17,919

Cash and cash equivalents at end of year	$—	$47,905	$59	$1,330	$—	$49,294

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,142	$546		$(621	)(1)	$1,067
Year ended December 31, 2006	$1,067	$489		$(439	)(2)	$1,117
Year ended December 31, 2007	$1,117	$(169	)(3)	$(186	)(1)	$762

(1)	Write-offs of uncollectible accounts
(2)	Includes a $236 addition recorded for ITHL at time of acquisition
(3)	Recovery of amounts previously provided for

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Accrual for restructuring:
Year ended December 31, 2005	$1,888	$143		$(1,339	)(1)	$492
		$244	(3)	$(444	)(2)
Year ended December 31, 2006	$492	$1,006		$(1,269	)(1)	$156
				$(73	)(2)
Year ended December 31, 2007	$156	$2,211		$(2,039	)(1)	$328

(1)	Payments
(2)	Reduction related to change in estimates of amounts
(3)	Addition related to Goodwill adjustment

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2005	$68,246	$11,113	(1)	$—		$79,359
Year ended December 31, 2006	$79,359	$—		$(68,887	)(2)	$10,472
Year ended December 31, 2007	$10,472	$5,673	(3)	$(4,292	)(4)	$11,853

(1)	Recognition of current period NOL.
(2)	Reduction related to partial reversal of valuation allowance.
(3)	Addition recorded for BSG Wireless at time of acquisition
(4)	Reduction related to partial reversal of valuation allowance and FIN 48 adjustment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

SYNIVERSE HOLDINGS, INC.
SYNIVERSE TECHNOLOGIES, INC.

By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ ROBERT J. MARINO	Chairman	March 14, 2008
Robert J. Marino

/S/ TONY G. HOLCOMBE Tony G. Holcombe	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2008

/S/ JASON FEW	Director	March 14, 2008
Jason Few

/S/ DAVID A. DONNINI	Director	March 14, 2008
David A. Donnini

/S/ COLLIN E. ROCHE	Director	March 14, 2008
Collin E. Roche

/S/ JOHN C. HOFMANN	Director	March 14, 2008
John C. Hofmann

/S/ JAMES B. LIPHAM	Director	March 14, 2008
James B. Lipham

/S/ TIMOTHY SAMPLES	Director	March 14, 2008
Timothy Samples

/S/ JACK PEARLSTEIN	Director	March 14, 2008
Jack Pearlstein

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting agreement, dated November 1, 2007. (25)
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (4)

3.4	Amended and Restated Bylaws of Syniverse Holdings, Inc. (4)

4.1	Amendment No. 1 to Limited Liability Company Agreement and Dissolution Agreement dated as of February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC and certain of its members. (5)

4.2	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (4)

4.3	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.4	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (13)

4.5	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (13)

4.6	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (14)

4.7	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (14)

4.8	Form of 7 3/4% Exchange Note. (14)

10.1	Amended and Restated Credit Agreement, dated as of August 9, 2007, among Syniverse Holdings, Inc., a Delaware corporation, Syniverse Technologies, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York, as syndication agent, and Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association as co-documentation agents. (24)

10.2	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

10.3	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (6)

Exhibit No.	Description
10.4	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC as amended by that certain Amendment No. 1 to Stock Purchase Agreement, dated February 9, 2005, by and among Syniverse Holdings, Inc., Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Capital Partners, L.P. and GTCR Co-Invest, L.P. (1)(5)

10.5	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

10.6	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

†10.7	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (12)

†10.8	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (12)

†10.9	Syniverse Holdings, Inc. Amended and Restated 2003 Non-Employee Director Compensation Plan. (12)

10.10	Contribution Agreement, dated as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (7)

10.11	Asset Purchase Agreement among Syniverse Technologies, Inc., Electronic Data Systems Corporation and EDS Information Services LLC, dated as of August 25, 2004. (8)

10.12	Agreement for the purchase and sale of Softwright Holdings Limited, dated December 19, 2003, among Syniverse Technologies, Inc. and the persons set out in Schedule I thereto. (9)

10.13	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, LLC and Syniverse Holdings, Inc. (11)

10.14	Contribution Agreement dated as of November 11, 2004 by and between Syniverse Holdings, Inc. and Syniverse Technologies, Inc. (11)

†10.15	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans as amended by that certain Amendment No. 1 to Amended and Restated Senior Management Agreement, dated as of March 21, 2005 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and G. Edward Evans. (5)(2)

†10.16	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (5)

†10.17	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul A. Wilcock. (5)

†10.18	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien. (5)

†10.19	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne G. Nelson. (5)

†10.20	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Gilbert L. Mosher. (5)

Exhibit No.	Description
†10.21	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr. (5)

†10.22	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Charles A. Drexler. (5)

†10.23	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Linda Hermansen. (5)

†10.24	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen. (5)

†10.25	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Carrao. (5)

10.26	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (12)

†10.27	Amendment No. 2 to Amended and Restated Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and G. Edward Evans. (15)

†10.28	Senior Management Agreement, dated as of January 9, 2005, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (15)

†10.29	Senior Management Agreement, dated as of April 3, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Nancy J. White. (16)

†10.30	Share Purchase Agreement, dated as of June 16, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., Interactive Technology Holdings Limited and each of Raymond Cheung, Kenneth Wong, Peter Chan, DBS Nominees Pte Ltd and Seavi Advent Venture Management Pte. (17)

10.31	Share Purchase Agreement, dated April 2, 2007, by and among Syniverse Technologies, Inc., Highwoods Corporation and Billing Services Group Limited. (22)

†10.32	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Leigh Hennen. (17)

†10.33	Employment Agreement, dated as of May 24, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and David W. Hitchcock. (23)

†10.34	Form of Amended and Restated Restricted Stock Grant Agreement. (18)

†10.35	Form of Amended and Restated Non-Qualified Stock Option Award Agreement. (19)

†10.36	Syniverse Holdings Inc., 2006 Long-Term Equity Incentive Plan. (20)

10.37	Executive Separation Agreement, dated as of March 12, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (21)

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of Syniverse Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, independent registered certified public accounting firm.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

Exhibit No.	Description

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated March 21, 2005.
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(4)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated February 7, 2005.
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated February 15, 2005.
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003.
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2004.
(9)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(10)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 19, 2004.
(11)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated November 11, 2004.
(12)	Incorporated by reference to Syniverse Holdings, Inc. and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed on August 24, 2005.
(14)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(15)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated January 9, 2006.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated April 3, 2006.
(17)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated June 16, 2006.
(18)	Incorporated by reference to Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(19)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 3, 2006.
(20)	Incorporated by reference to Registrants’ Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
(21)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated April 3, 2007.
(23)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated May 30, 2007
(24)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated August 10, 2007
(25)	Incorporated by reference to Registrants’ Current Report on Form 8-K dated November 2, 2007
†	Compensatory plan or agreement.
*	Filed herewith.