Form 10-Q
period 2008-03-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2008-05-12
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of May 7, 2008

Syniverse Holdings, Inc.: 68,317,912 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$64,525	$49,086
Accounts receivable, net of allowances of $927 and $762, respectively	84,244	79,378
Prepaid and other current assets	16,091	12,240

Total current assets	164,860	140,704

Property and equipment, net	43,084	43,856
Capitalized software, net	62,833	62,615
Deferred costs, net	10,343	10,786
Goodwill	630,249	616,304
Identifiable intangibles, net	231,104	232,023
Other assets	2,507	1,262

Total assets	$1,144,980	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,077	$5,006
Accrued payroll and related benefits	11,968	12,016
Accrued interest	1,792	5,910
Deferred revenues	4,511	5,327
Other accrued liabilities	31,889	34,789
Current portion of Term Note B	3,585	3,459

Total current liabilities	58,822	66,507

Long-term liabilities:
Deferred tax liabilities	57,579	43,587
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	353,097	344,476
Other long-term liabilities	7,241	7,188

Total long-term liabilities	592,917	570,251

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,711,605 shares issued and 68,319,607 shares outstanding and 68,683,075 shares issued and 68,302,956 shares outstanding at March 31, 2008 and December 31, 2007, respectively	68	68
Additional paid-in capital	464,804	463,711
Retained earnings	20,240	4,851
Accumulated other comprehensive income	8,159	2,191
Common stock held in treasury, at cost; 391,998 and 380,119 at March 31, 2008 and December 31, 2007, respectively	(30)	(29)

Total stockholders’ equity	493,241	470,792

Total liabilities and stockholders’ equity	$1,144,980	$1,107,550

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2008	2007
Revenues	$115,645	$84,378

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	37,978	33,441
Sales and marketing	10,754	6,812
General and administrative	18,142	13,987
Depreciation and amortization	13,633	10,279
Restructuring	17	1,782

	80,524	66,301

Operating income	35,121	18,077

Other income (expense), net:
Interest income	430	436
Interest expense	(9,720)	(6,060)
Other, net	57	53

	(9,233)	(5,571)

Income before provision for income taxes	25,888	12,506
Provision for income taxes	10,495	4,860

Net income	$15,393	$7,646

Net income per common share:
Basic	$0.23	$0.11

Diluted	$0.23	$0.11

Weighted average common shares outstanding:
Basic	67,509	67,221

Diluted	67,909	67,353

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$15,393	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	14,076	10,496
Provision for uncollectible accounts	169	78
Deferred income tax expense	8,760	3,432
Stock-based compensation	1,077	486
Loss on disposition of property	—	294
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,535)	1,207
Other current assets	(3,546)	(2,578)
Accounts payable	9	(1,690)
Other current liabilities	(8,178)	2,055
Other assets and liabilities	37	(396)

Net cash provided by operating activities	23,262	21,030

Cash flows from investing activities
Capital expenditures	(7,341)	(9,589)
Acquisition of BSG Wireless	(767)	—
Acquisition of ITHL	—	(735)

Net cash used in investing activities	(8,108)	(10,324)

Cash flows from financing activities
Principal payments on senior credit facility	(891)	(348)
Employee stock purchase plan	3	—
Stock options exercised	194	16
Minimum tax withholding on restricted stock awards	(181)	(80)
Purchase of treasury stock	(1)	(1)

Net cash used in financing activities	(876)	(413)

Effect of exchange rate changes on cash	1,161	54

Net increase in cash	15,439	10,347
Cash at beginning of period	49,086	26,704

Cash at end of period	$64,525	$37,051

Supplemental cash flow information
Interest paid	$13,351	$9,252
Income taxes paid	1,510	—

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. We provide our services to more than 500 operators in over 100 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. The net proceeds of the offering of $260,966, after deducting underwriting discounts, commissions and expenses, along with $240,000 received from our credit facility, were used primarily to redeem 124,876 shares of our class A cumulative redeemable preferred stock and tender for $85,750 of our 12 3/4% senior subordinated notes due 2009 and repay and terminate our previous senior credit facility.

On June 16, 2006, we acquired the capital stock of Perfect Profits International (PPIL), which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45,747 in cash including working capital adjustments and earn-out to the sellers of $6,894, which was paid in April 2007. Additionally, in connection with the acquisition, we incurred $1,106 in acquisition related costs. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. We believe the acquisition expands our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc., (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The consolidated financial statements include the accounts of Syniverse Holdings, Inc. (Syniverse Inc.), Syniverse, Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited), Perfect Profits International Limited (PPIL) and Syniverse Technologies Limited Luxembourg S.a.r.l. (BSG Wireless). References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

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

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, Short Message Service (SMS) and Multimedia Messaging Services (MMS), revenues vary based on the number of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearinghouse and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the transactions are processed. Additionally, we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

Due to our billing cycles, which for some products lag as much as 40 days after the month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have not been materially different from our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted services could adversely affect our estimates of unbilled revenue. As of March 31, 2008 and December 31, 2007, our estimates of unbilled revenues were $8,211 and $7,117, respectively.

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of fully vested common shares outstanding for the period. Our basic weighted average shares outstanding for the three months ended March 31, 2008 excludes 5,939 shares held by our management, which represent the weighted average number of shares, which were not fully vested. Diluted net income per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2008 and 2007, options to purchase 1,429,492 and 820,748 shares of common stock, respectively, were outstanding. For the three months ended March 31, 2008 and 2007, unvested common stock held by our management and the outstanding options to purchase common stock were used in the calculation of dilutive net income per common share.

The following table displays the computation of net income per common share:

	Three Months Ended March 31,
	2008	2007
Basic and diluted net income per common share:
Net income	$15,393	$7,646
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,508,523	67,220,607
Unvested common stock	5,939	66,965
Potentially dilutive stock options and restricted stock	394,042	65,333

Diluted weighted-average common shares outstanding	67,908,504	67,352,905

Basic net income per common share	$0.23	$0.11

Diluted net income per common share	$0.23	$0.11

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$15,393	$7,646
Foreign currency translation adjustments, net of taxes	5,968	350

Total comprehensive income	$21,361	$7,996

The balance in accumulated other comprehensive income as of March 31, 2008 is comprised of foreign currency translation adjustments of $8,159.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of March 31, 2008 and December 31, 2007, our investment was $888 and is included in other assets.

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

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended March 31, 2008 and 2007, we derived 66.9%, and 73.2% respectively, of our revenues from customers in the United States.

Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2008	2007
Technology Interoperability Services	$68,701	$37,795
Network Services	29,741	30,424
Number Portability Services	6,950	6,106
Call Processing Services	8,389	7,208
Enterprise Solutions	786	1,191
Off-Network Database Queries	1,078	1,654

Total Revenues	$115,645	$84,378

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2008	2007
North America	$82,213	$65,352
Asia Pacific	10,218	9,721
Caribbean and Latin America	7,859	5,190
Europe, Middle East and Africa	14,277	2,461
Off-Network Database Queries (i)	1,078	1,654

Total Revenues	$115,645	$84,378

(i)	Off-Network Database Queries are not allocated to geographic regions.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of March 31, 2008 and December 31, 2007, we do not have any derivative instruments or have engaged in any hedging activities.

Stock-Based Compensation

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees and a Directors’ Stock Option Plan for directors. On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan and 2006 Employee Stock Purchase Plan. We account for these plans and related grants thereunder under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Please refer to Note 5 for further discussion regarding stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 was effective January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2. The partial adoption of SFAS 157 effective January 1, 2008 did not have any impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159) . This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 was effective on January 1, 2008. As we did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement did not have any impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS 141R on our financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operations.

4. Acquisition of BSG Wireless

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited (BSG) pursuant to a Share Purchase Agreement, dated April 1, 2007. Under the Purchase Agreement, we acquired all of the outstanding share capital of Billing Services Group Luxembourg S. à r.l. and Billing Services Group Asia Limited from BSG for an aggregate purchase price of $293,578 in cash including acquisition related costs of $6,608. The acquisition was funded through the draw down of our amended and restated credit facility, which included a delayed draw term loan of $160,000 in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130,000 intended to finance this acquisition. The acquisition was accounted for using the purchase method of accounting. The total purchase price of $293,578 was allocated to the assets and liabilities, on a preliminary basis, based upon their estimated fair value as of the date of the acquisition. As a result, the purchase price allocation is not yet finalized and preliminary estimates and assumptions are subject to change.

5. Stock-Based Compensation

We have three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc., the Directors’ Stock Option Plan, which provided for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing, all of which are described below. Prior to the adoption of SFAS 123(R), we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.

Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to account for such stock-based compensation using a fair-value method and recognize the expense in the consolidated statement of income. Using the modified-prospective-transition method, stock-based compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The impact to our income from operations of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Cost of operations	$7	$9
Sales and marketing	264	(27)
General and administrative	806	504

Total stock-based compensation	$1,077	$486

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

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	4.50%	4.82%
Volatility factor	34.0	34.0
Dividend yield	—	—
Weighted average expected life of options	5	5

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

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provides for grants to independent directors to purchase up to 20,000 shares upon election to the board. The plans had a term of five years and provided for the granting of options to purchase shares of Syniverse Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for purchase of our common stock.

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

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options for these plans. There were options to purchase 218,553 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan at March 31, 2008.

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

As of March 31, 2008, 1,110,699 options outstanding, which vest 33 1/3 % per year, were granted to certain executive officers. As of March 31, 2008, 773,580 unvested restricted shares outstanding, which vest 20% per year, were granted to certain executive officers and other employees.

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

As of March 31, 2008, approximately 435,130 shares were reserved for future issuance. As of March 31, 2008, there were 89 enrollments under the Purchase Plan.

6. Restructurings

In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $741 in severance related costs. The balance in this restructuring accrual was reduced to zero during the first quarter of 2008.

In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $664 in severance related costs and $1,384 in costs associated with the lease termination of our corporate aircraft. We expect to pay the remainder of the liabilities relating to this restructuring by the end of the second quarter of 2008.

In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $449. We expect to pay the remainder of the liabilities relating to this restructuring by the end of the second quarter of 2008.

In connection with the BSG Wireless acquisition in December 2007, we began to formulate a restructuring plan, which consists primarily of the elimination of redundant positions. As a result of this plan, we estimated $2,027 of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. This estimate is subject to change as we continue to formulate our plan. We expect to pay the remainder of these benefits in 2008 and 2009.

As of March 31, 2008, the balance in our restructuring accrual was $1,627. In the three months ended March 31, 2008, we had the following activity in our restructuring accruals:

	December 31, 2007 Balance	Additions	Payments	Reductions	March 31, 2008 Balance
August 2006 Restructuring Termination costs	$20	$—	$—	$(20)	$—
January 2007 Restructuring Termination costs	185	—	(155)	—	30
June 2007 Restructuring Termination costs	123	37	(65)	—	95

December 2007 Restructuring * Termination costs	2,027	—	(525)	—	1,502

Total	$2,355	$37	$(745)	$(20)	$1,627

*	These accruals were reflected in purchase accounting.

7. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2008, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

The most significant of these claims, in terms of dollars sought, are described below:

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint was based on our discovery in the second quarter of 2005 that EDS was offering to provide clearing services to one of our customers when the customer’s contract with Syniverse expires in 2006. We believe this offer to provide clearing services to that customer constitutes a breach of certain non-compete obligations of EDS contained in the asset purchase agreement between EDS and us. On August 11, 2005, the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction and enjoined the EDS defendants from selling the assets of their European subsidiaries unless the prospective purchaser assumed the non-compete obligations of EDS. The injunction is conditioned upon Syniverse providing a $100 surety bond, which we have provided. We intend to continue to pursue this matter vigorously.

8. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$23,275	$41,207	$—	$64,525
Accounts receivable, net of allowances	—	65,349	18,895	—	84,244
Accounts receivable - affiliates	2,094	5,452	1,780	(9,326)	—
Prepaid and other current assets	—	9,454	6,637	—	16,091

Total current assets	2,137	103,530	68,519	(9,326)	164,860

Property and equipment, net	—	41,280	1,804	—	43,084
Capitalized software, net	—	42,366	20,467	—	62,833
Deferred costs, net	—	10,343	—	—	10,343
Goodwill	—	361,319	268,930	—	630,249
Identifiable intangibles, net	—	163,076	68,028	—	231,104
Other assets	—	2,305	202	—	2,507
Investment in subsidiaries	491,438	374,749	—	(866,187)	—

Total assets	$493,575	$1,098,968	$427,950	$(875,513)	$1,144,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,182	$1,895	$—	$5,077
Accounts payable - affiliates	299	—	9,027	(9,326)	—
Accrued payroll and related benefits	66	7,068	4,834	—	11,968
Accrued interest	—	1,792	—	—	1,792
Deferred revenues	—	1,004	3,507		4,511
Other accrued liabilities	(31)	20,591	11,329	—	31,889
Current portion of Term Note B	—	3,585	—	—	3,585

Total current liabilities	334	37,222	30,592	(9,326)	58,822

Long-term liabilities:
Deferred tax liabilities	—	40,475	17,104	—	57,579
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	353,097	—	—	353,097
Other long-term liabilities	—	1,736	5,505	—	7,241

Total long-term liabilities	—	570,308	22,609	—	592,917
Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	464,804	463,039	342,234	(805,273)	464,804
Retained earnings	20,240	20,240	6,596	(26,836)	20,240
Accumulated other comprehensive income	8,159	8,159	25,804	(33,963)	8,159
Common stock held in treasury, at cost	(30)	—	—	—	(30)

Total stockholders’ equity	493,241	491,438	374,749	(866,187)	493,241

Total liabilities and stockholders’ equity	$493,575	$1,098,968	$427,950	$(875,513)	$1,144,980

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$93,448	$22,197	$—	$115,645

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	7	30,889	7,082	—	37,978
Sales and marketing	264	6,933	3,557	—	10,754
General and administrative	806	13,929	3,407	—	18,142
Depreciation and amortization	—	10,199	3,434	—	13,633
Restructuring	—	17	—		17

	1,077	61,967	17,480	—	80,524

Operating income (loss)	(1,077)	31,481	4,717	—	35,121

Other income (expense), net:
Income from equity investment	26,964	5,126	—	(32,090)	—
Interest income	1	133	296	—	430
Interest expense	—	(9,720)	—	—	(9,720)
Other, net	—	(56)	113	—	57

	26,965	(4,517)	409	(32,090)	(9,233)

Income before provision for income taxes	25,888	26,964	5,126	(32,090)	25,888

Provision for income taxes	10,495	10,327	168	(10,495)	10,495

Net income	15,393	16,637	4,958	(21,595)	15,393

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$15,393	$16,637	$4,958	$(21,595)	$15,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	10,703	3,373	—	14,076
Provision for uncollectible accounts	—	169	—	—	169
Deferred income tax expense	—	8,793	(33)	—	8,760
Income from equity investment	(26,964)	(5,126)	—	32,090	—
Stock-based compensation	1,077	—	—	—	1,077
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(5,874)	1,339	—	(4,535)
Other current assets	—	(3,015)	(531)	—	(3,546)
Accounts payable	—	(184)	193	—	9
Other current liabilities	10,495	(6,126)	(2,052)	(10,495)	(8,178)
Other assets and liabilities	(16)	175	(122)	—	37

Net cash provided by (used in) operating activities	(15)	16,152	7,125	—	23,262

Cash flows from investing activities
Capital expenditures	—	(6,340)	(1,001)	—	(7,341)
Acquisition of BSG Wireless	—	(767)	—	—	(767)

Net cash used in investing activities	—	(7,107)	(1,001)	—	(8,108)

Cash flows from financing activities

Principal payments on senior credit facility	—	(891)	—	—	(891)
Employee stock purchase plan	3	—	—	—	3
Stock options exercised	194	—	—	—	194
Minimum tax withholding on restricted stock awards	(181)	—	—	—	(181)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	15	(891)	—	—	(876)

Effect of exchange rate changes on cash	—	—	1,161	—	1,161

Net increase in cash	—	8,154	7,285	—	15,439
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$43	$23,275	$41,207	$—	$64,525

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$15,121	$33,922	$—	$49,086
Accounts receivable, net of allowances	—	57,861	21,517	—	79,378
Accounts receivable - affiliates	2,051	5,799	—	(7,850)	—
Prepaid and other current assets	—	6,516	5,724	—	12,240

Total current assets	2,094	85,297	61,163	(7,850)	140,704

Property and equipment, net	—	41,862	1,994	—	43,856
Capitalized software, net	—	42,765	19,850	—	62,615
Deferred costs, net	—	10,786	—	—	10,786
Goodwill	—	361,318	254,986	—	616,304
Identifiable intangibles, net	—	166,069	65,954	—	232,023
Other assets	—	1,062	200	—	1,262
Investment in subsidiaries	469,003	349,348	—	(818,351)	—

Total assets	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,399	$2,607	$—	$5,006
Accounts payable - affiliates	298	—	7,552	(7,850)	—
Accrued payroll and related benefits	38	9,844	2,134	—	12,016
Accrued interest	—	5,910	—	—	5,910
Deferred revenues	—	1,003	4,324		5,327
Other accrued liabilities	(31)	19,343	15,477	—	34,789
Current portion of Term Note B	—	3,459	—	—	3,459

Total current liabilities	305	41,958	32,094	(7,850)	66,507

Long-term liabilities:
Deferred tax liabilities	—	21,103	22,484	—	43,587
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	344,476	—	—	344,476
Other long-term liabilities	—	6,967	221	—	7,188

Total long-term liabilities	—	547,546	22,705	—	570,251

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	463,711	461,961	341,466	(803,427)	463,711
Retained earnings	4,851	4,851	1,461	(6,312)	4,851
Accumulated other comprehensive income	2,191	2,191	6,306	(8,497)	2,191
Common stock held in treasury, at cost	(29)	—	—	—	(29)

Total stockholders’ equity	470,792	469,003	349,348	(818,351)	470,792

Total liabilities and stockholders’ equity	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$76,284	$8,094	$—	$84,378

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	8	29,350	4,083	—	33,441
Sales and marketing	(27)	5,306	1,533	—	6,812
General and administrative	504	12,155	1,328	—	13,987
Depreciation and amortization	—	9,636	643	—	10,279
Restructuring	—	1,782	—		1,782

	485	58,229	7,587	—	66,301

Operating income (loss)	(485)	18,055	507	—	18,077
Other income (expense), net:
Equity in subsidiaries	12,991	603	—	(13,594)	—
Interest income	—	393	43	—	436
Interest expense	—	(6,060)	—	—	(6,060)
Other, net	—	—	53	—	53

	12,991	(5,064)	96	(13,594)	(5,571)

Income before provision for income taxes	12,506	12,991	603	(13,594)	12,506
Provision for income taxes	4,860	4,641	218	(4,859)	4,860

Net income	$7,646	$8,350	$385	$(8,735)	$7,646

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$7,646	$8,350	$385	$(8,735)	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	9,901	595	—	10,496
Provision for uncollectible accounts	—	78	—	—	78
Deferred income tax expense	—	3,432	—	—	3,432
Equity in subsidiaries	(12,991)	(603)	—	13,594	—
Stock-based compensation	486	—	—	—	486
Loss on disposition of property	—	294	—	—	294
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	510	697	—	1,207
Other current assets	—	(3,567)	989	—	(2,578)
Accounts payable	—	(3,209)	1,519	—	(1,690)
Other current liabilities	4,859	1,969	86	(4,859)	2,055
Other assets and liabilities	65	(558)	97	—	(396)

Net cash provided by operating activities	65	16,597	4,368	—	21,030

Cash flows from investing activities
Capital expenditures	—	(9,242)	(347)	—	(9,589)
Acquisition of ITHL	—	(735)	—	—	(735)

Net cash used in investing activities	—	(9,977)	(347)	—	(10,324)

Cash flows from financing activities
Minimum tax withholding on restricted stock awards	(80)	—	—	—	(80)
Principal payments on senior credit facility	—	(348)	—	—	(348)
Stock options exercised	16	—	—	—	16
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash used in financing activities	(65)	(348)	—	—	(413)

Effect of exchange rate changes on cash	—	—	54	—	54

Net increase in cash	—	6,272	4,075	—	10,347
Cash at beginning of period	41	18,920	7,743	—	26,704

Cash at end of period	$41	$25,192	$11,818	$—	$37,051

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. We provide our services to more than 500 operators in over 100 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

Company History

We were founded in 1987 as GTE Telecommunication Services Inc. (TSI), a unit of GTE, to address the industry-wide need for inter-operator wireless roaming telephone service. As the wireless industry has grown, we have continuously enhanced and extended our service offerings to meet the evolving technology service requirements of the telecommunications industry.

In early 2000, GTE combined our business with its Intelligent Network Services business, a leading Signaling System 7 (SS7) network and intelligent network database provider. This combination further enhanced our services suite to include national SS7 signaling and intelligent network database management capabilities. In June 2000, GTE and Bell Atlantic merged to form Verizon Communications. As a result of this transaction, we became an indirect, wholly owned subsidiary of Verizon Communications.

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

On November 7, 2007, we completed a registered secondary offering on behalf of the selling stockholders of 20,000,000 shares of common stock, plus 3,000,000 shares sold pursuant to the underwriters’ exercise of the over-allotment option, pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission on June 8, 2007. The offering was priced at $14.84125, reflecting a price to the public of $15.50 per share, less underwriting discounts and commissions of $0.65875 per share. We incurred approximately $0.7 million of offering expenses related to the sale which were recorded to general and administrative expenses in the fourth quarter of 2007. We did not receive any proceeds from the sale.

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

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited for an aggregate purchase price of $293.6 million in cash (which included debt repaid at closing). The acquisition was funded through the draw down of our amended and restated credit facility which included a delayed draw term loan of $160.0 million in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million intended to finance this acquisition. The acquisition allows us to combine our industry-leading technology interoperability and network services capabilities with BSG Wireless’ strong GSM data clearing expertise, excellent European, Middle Eastern and Asian operator relationships, and leading financial clearing and settlement capabilities.

Introduction

We provide an integrated suite of services to wireless telecommunications operators that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. With the acquisition of BSG Wireless, we provide financial settlement services to GSM operators worldwide and a suite of ancillary value-added roaming services. We also provide SMS and MMS routing and translation services between operators. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services.

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

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all Canadian wireless operators, and we expect to begin providing number porting services in Singapore in the second quarter of 2008.

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

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•

Technology Interoperability Services. We operate one of the largest wireless clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide SMS and MMS routing and translation services between operators. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution among operators. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless operators for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure. With our acquisition of BSG Wireless, we provide financial settlement services to GSM operators. We primarily generate revenues by charging fees based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the transactions are processed. Additionally, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

•

Off-Network Database Queries. Through interconnection with other operator networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. We expect a continued decline in these revenues as customers seek direct connections with the database providers.

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

Results of Operations

The following tables present an overview of our results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	% of Revenues	Three Months Ended March 31, 2007	% of Revenues	2008 vs. 2007 $	$ Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$68,701	59.4%	$37,795	44.8%	$30,906	81.8%
Network Services	29,741	25.7%	30,424	36.1%	(683)	(2.2)%
Number Porting Services	6,950	6.0%	6,106	7.2%	844	13.8%
Call Processing Services	8,389	7.3%	7,208	8.5%	1,181	16.4%
Enterprise Solutions	786	0.7%	1,191	1.4%	(405)	(34.0)%

Revenues excluding Off-Network Data Base
Query Fees	114,567	99.1%	82,724	98.0%	31,843	38.5%
Off-Network Database Query Fees	1,078	0.9%	1,654	2.0%	(576)	(34.8)%

Total revenues	115,645	100.0%	84,378	100.0%	31,267	37.1%

Costs and expenses:
Cost of operations	37,978	32.8%	33,441	39.6%	4,537	13.6%
Sales and marketing	10,754	9.3%	6,812	8.1%	3,942	57.9%
General and administrative	18,142	15.7%	13,987	16.6%	4,155	29.7%
Depreciation and amortization	13,633	11.8%	10,279	12.2%	3,354	32.6%
Restructuring	17	0.0%	1,782	2.1%	(1,765)	(99.0)%

	80,524	69.6%	66,301	78.6%	14,223	21.5%

Operating income	35,121	30.4%	18,077	21.4%	17,044	94.3%

Other income (expense), net:
Interest income	430	0.4%	436	0.5%	(6)	(1.4)%
Interest expense	(9,720)	(8.4)%	(6,060)	(7.2)%	3,660	60.4%
Loss on extinguishment of debt	—	0.0%	—	0.0%	—	0.0%
Other, net	57	0.0%	53	0.1%	4	7.5%

	(9,233)	(8.0)%	(5,571)	(6.6)%	3,662	65.7%

Income before provision for income taxes	25,888	22.4%	12,506	14.8%	13,382	107.0%
Provision for income taxes	10,495	9.1%	4,860	5.7%	5,635	115.9%

Net income	$15,393	13.3%	$7,646	9.1%	$7,747	101.3%

Revenues by geographic region for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	% of Revenues	Three Months Ended March 31, 2007	% of Revenues	2008 vs. 2007 $	$ Change %
North America	$82,213	71.1%	$65,352	77.5%	$16,861	25.8%
Asia Pacific	10,218	8.8%	9,721	11.5%	497	5.1%
Caribbean and Latin America	7,859	6.8%	5,190	6.2%	2,669	51.4%
Europe, Middle East and Africa	14,277	12.3%	2,461	2.9%	11,816	480.1%

Subtotal non- North American Revenue	32,354	28.0%	17,372	20.6%	14,982	86.2%

Revenues excluding Off Network Database Queries	114,567	99.1%	82,724	98.0%	31,843	38.5%
Off-Network Database Queries	1,078	0.9%	1,654	2.0%	(576)	(34.8)%

Total Revenues	$115,645	100.0%	$84,378	100.0%	$31,267	37.1%

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues increased $31.3 million to $115.6 million for the three months ended March 31, 2008 from $84.4 million for the same period in 2007. The increase in revenues was primarily due to increases in Technology Interoperability Services, Number Portability Services and Call Processing Services, offset in part by decreases in Network Services, Enterprise Solutions and Off-Network Database Query Fees.

Technology Interoperability Services revenues increased $30.9 million to $68.7 million for the three months ended March 31, 2008 from $37.8 million for the same period in 2007. The increase in revenues was primarily due to organic volume growth in our wireless data clearinghouse services, SMS interoperability, mobile data roaming services and the addition of $12.8 million of revenues from BSG Wireless.

Network Services revenues decreased $0.7 million to $29.7 million for the three months ended March 31, 2008 from $30.4 million for the same period in 2007. The decrease in revenues was primarily due to customer migrations off our services platform.

Number Portability Services revenues increased $0.8 million to $7.0 million for the three months ended March 31, 2008 from $6.1 million for the same period in 2007. The increase in revenues was primarily due to a full quarter of revenues from new services provided to Canadian operators in 2008 as compared to a partial quarter in 2007.

Call Processing Services revenues increased $1.2 million to $8.4 million for the three months ended March 31, 2008 from $7.2 million for the same period in 2007. This increase primarily results from increased international roaming volumes driving increased demand for our Signaling Solutions services, offset by a reduction of our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $0.4 million to $0.8 million for the three months ended March 31, 2008 from $1.2 million for the same period in 2007. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.6 million to $1.1 million for the three months ended March 31, 2008 from $1.7 million for the same period in 2007. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Revenues by Geographic Region

North America revenues increased $16.9 million to $82.2 million for the three months ended March 31, 2008 from $65.4 million for the same period in 2007. The increase in revenues was primarily due to increases in Technology Interoperability Services, Number Portability Services and Call Processing Services.

Asia Pacific revenues increased $0.5 million to $10.2 million for the three months ended March 31, 2008 from $9.7 million for the same period in 2007. The increase in revenues was primarily due to increases in our Technology Interoperability Services.

Caribbean and Latin America revenues increased $2.7 million to $7.9 million for the three months ended March 31, 2008 from $5.2 million for the same period in 2007. The increase in revenues was primarily due to organic growth in Technology Interoperability Services, which also included revenues from BSG Wireless.

Europe, Middle East and Africa revenues increased $11.8 million to $14.3 million for the three months ended March 31, 2008 from $2.5 million for the same period in 2007. The increase in revenues was primarily related to the addition of BSG Wireless and organic growth from new and existing customers.

Expenses

Cost of operations increased $4.5 million to $38.0 million for the three months ended March 31, 2008 from $33.4 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless and higher data processing costs commensurate with higher revenues.

Sales and marketing expenses increased $3.9 million to $10.7 million for the three months ended March 31, 2008 from $6.8 million for the same period in 2007. The increase was primarily due to higher employee-related expenses for our global expansion and expenses incurred by BSG Wireless.

General and administrative expenses increased $4.2 million to $18.1 million for the three months ended March 31, 2008 from $14.0 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless and severance and relocation expenses associated with the evolution of our senior management team.

Depreciation and amortization expenses increased $3.4 million to $13.6 million for the three months ended March 31, 2008 from $10.3 million for the same period in 2007. The increase was primarily due to additional amortization of intangible assets from our acquisition of BSG Wireless. Included in our depreciation and amortization expenses for the three months ended March 31, 2008 and 2007 is approximately $7.1 million and $4.7 million, respectively, of amortization related to intangible assets recorded in purchase accounting due to acquisitions we have made beginning with our February 2002 acquisition from Verizon and ending with our December 2007 acquisition of BSG Wireless.

Restructuring expense was $1.8 million for the three months ended March 31, 2007. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease of our corporate aircraft.

Interest income was $0.4 million for both the three months ended March 31, 2008 and 2007. Interest income was primarily earned on outstanding cash balances.

Interest expense increased $3.7 million to $9.7 million for the three months ended March 31, 2008 from $6.1 million for the same period in 2007. The increase was primarily due to higher outstanding debt resulting from the financing of our acquisition of BSG Wireless in December 2007.

Provision for income taxes increased $5.6 million to $10.5 million for the three months ended March 31, 2008 from $4.9 million for the same period in 2007. Our effective tax rate for the three months ended March 31, 2008 was approximately 40.5% as compared to 38.9% for the same period in 2007.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$23,262	$21,030
Net cash used in investing activities	(8,108)	(10,324)
Net cash used in financing activities	(876)	(413)
Effect of exchange rate changes on cash	1,161	54

Net increase in cash	$15,439	$10,347

Net cash provided by operating activities was $23.3 million for the three months ended March 31, 2008 as compared to $21.0 million for the same period in 2007. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, stock-based compensation and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $64.5 million at March 31, 2008 as compared to $49.1 million at December 31, 2007. This increase was primarily due to an increase in net cash provided by operating activities. Our working capital increased $31.8 million to $106.0 million at March 31, 2008 from $74.2 million at December 31, 2007 primarily due to increased cash and accounts receivable and lower accrued liabilities.

Net cash used in investing activities was $8.1 million for the three months ended March 31, 2008, which includes $0.8 million associated with the acquisition of BSG Wireless as compared to $10.3 million for the same period in 2007. Capital expenditures for property and equipment, including capitalized software costs, decreased $2.2 million to $7.3 million for the three months ended March 31, 2008 from $9.6 million for the same period in 2007. For the three months ended March 31, 2008, we incurred approximately $7.3 million for capital expenditures primarily for our network infrastructure to support customer growth and capitalized software. For the three months ended March 31, 2007, we incurred approximately $9.6 million for capital expenditures primarily for non-network production upgrades, investment in our messaging infrastructure to support our anticipated growth and capitalized software development. We expect total capital expenditures in 2008 to be approximately $36.0 million.

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2008, which includes $0.9 million of principal payments on our senior credit facility. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2007, which includes $0.4 million of principal payments on our senior credit facility.

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

On December 19, 2007, the delayed draw term loans of $290.0 million (delayed draw term loan of $160.0 million and Euro-denominated delayed draw term loan of the equivalent of $130.0 million) were used to fund the acquisition of the BSG Wireless including the repayment of existing debt and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts. The commitment to fund the delayed draw term loans expired at the earliest to occur of (i) the draw down to fund the acquisition of BSG Wireless, (ii) termination of the BSG acquisition agreement or (iii) March 31, 2008.

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

As of March 31, 2008 we had an aggregate face amount of $356.7 million of outstanding indebtedness under our senior credit facility representing $214.8 million in U.S. dollar denominated term loans, $141.9 million in Euro-denominated delayed draw term loans, $42.0 million available under the revolving credit facility and $18.1 million available under the Euro-denominated revolving credit line. As of March 31, 2008 the applicable interest rate was 5.21% on the term loan based on the LIBOR option, 5.21% on the delayed draw term loan based on the LIBOR option, and 6.88% on the Euro-denominated delayed term loan based on the EURIBOR option.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of March 31, 2008, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and three months ended March 31, 2008 and 2007.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of March 31, 2008, our estimated unbilled revenues were $8.2 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.8 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of March 31, 2008 and our bad debt expense for the three months then ended to change by $0.06 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of March 31, 2008 and our bad debt expense for the three months then ended by approximately $0.6 million

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of March 31, 2008, our allowance for credit memos were $2.5 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.3 million

Impairment Losses on Long-Lived Assets

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized for the three months ended March 31, 2008.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our

evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the three month period ended March 31, 2008.

Restructuring

We have made estimates of the costs to be incurred as part of our various restructuring plans. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $0.7 million in severance related costs. The payments related to this restructuring were completed in March 2008. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease termination of our corporate aircraft. We expect to pay the remainder of the liabilities relating to this restructuring by the second quarter of 2008. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $0.4 million. We expect to pay the remainder of the liabilities relating to this restructuring by the second quarter of 2008. In connection with the BSG Wireless acquisition in December 2007, we began to formulate a restructuring plan, which consists primarily of the elimination of redundant positions. As a result of this plan, we estimated $2.0 million of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. This estimate is subject to change as we continue to formulate our plan. We expect to pay the remainder of these benefits in 2008 and 2009. The balance in our restructuring accruals of $1.6 million at March 31, 2008 continues to represent our best estimate.

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

Purchase Accounting

We have made estimates of the fair values of the assets acquired from our various acquisitions, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired were reduced by one year, our 2008 amortization expense would increase by approximately $2.9 million.

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), resulting in a change to our reserve for uncertain tax positions. No increases or decreases were made to this reserve during the first quarter of 2008.

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. We have recorded a valuation allowance for net deferred tax assets primarily associated with foreign and state net operating losses and capital loss carry forwards. The valuation allowance also includes amounts recorded for certain net deferred tax assets associated with the BSG acquisition.

We file our tax returns on a calendar year basis. As of December 31, 2007, we had federal NOLs (net operating losses) and capital losses totaling approximately $46.1 million and $0.9 million, respectively, all of which we succeeded to as a result of our merger with Syniverse Brience. All of our NOLs remain subject to examination and adjustment by the Internal Revenue Service and various foreign jurisdictions.

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

In general, an ownership change occurs if, on any testing date, the beneficial ownership of the corporation by one or more “5-percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. The change in our share ownership caused by November, 2007 offering caused the aggregate change during the testing period to exceed the 50 percentage point threshold. As a result, the maximum amount of pre-change NOLs that can be used to offset our taxable income in any given post-change year will be limited to the product of (1) the value of our equity immediately prior to the ownership change, subject to certain adjustments, and (2) the applicable federal long-term tax-exempt interest rate published by the Internal Revenue Service.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 was effective January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2. The partial adoption of SFAS 157 effective January 1, 2008 did not have any impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159) . This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 was effective on January 1, 2008. As we did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement did not have any impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS 141R on our financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operations.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2008 total approximately $5.8 million based on leases in effect at March 31, 2008.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2008 and December 31, 2007, we had $356.7 million and $347.9 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.6 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

Foreign Currency Market Risk

We operate globally and transact business in currencies other the than the U.S. dollar. As we continue our global expansion, we are increasingly exposed to foreign currency exchange rate risks. Due to our acquisitions of ITHL and BSG Wireless, we have contractual arrangements with customers that are collectible and payable in currencies other than the functional currency, which could result in significant foreign currency gains or losses. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2008, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. Additional discussion of legal matters is incorporated by reference from Part I, Item 1, Note 7 “Commitments and Contingencies,” of this quarterly report on Form 10-Q.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report. There has been no material changes in our risk factors from those disclosed in our 2007 Annual Report.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
*10.1	Employment Agreement, dated as of January 14, 2008, by and among Syniverse Holdings, Inc., and Syniverse Technologies, Inc. and Jeffrey Gordon.

*10.2	Employment Agreement, dated as of March 10, 2008, by and among Syniverse Holdings, Inc., and Syniverse Technologies, Inc. and Alfredo T. De Cardenas.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: May 12, 2008	/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
*10.1	Employment Agreement, dated as of January 14, 2008, by and among Syniverse Holdings, Inc., and Syniverse Technologies, Inc. and Jeffrey Gordon.

*10.2	Employment Agreement, dated as of March 10, 2008, by and among Syniverse Holdings, Inc., and Syniverse Technologies, Inc. and Alfredo T. De Cardenas.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.