Form 10-Q
period 2008-06-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2008-08-08
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Shares Outstanding as of August 6, 2008

Syniverse Holdings, Inc.: 68,429,786 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$92,775	$49,086
Accounts receivable, net of allowances of $588 and $762, respectively	93,846	79,378
Prepaid and other current assets	15,818	12,240

Total current assets	202,439	140,704

Property and equipment, net	47,262	43,856
Capitalized software, net	62,924	62,615
Deferred costs, net	9,901	10,786
Goodwill	628,621	616,304
Identifiable intangibles, net	226,065	232,023
Other assets	2,315	1,262

Total assets	$1,179,527	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,395	$5,006
Accrued payroll and related benefits	12,744	12,016
Accrued interest	8,908	5,910
Deferred revenues	4,996	5,327
Other accrued liabilities	29,955	34,789
Current portion of Term Note B	3,585	3,459

Total current liabilities	66,583	66,507

Long-term liabilities:
Deferred tax liabilities	62,175	43,587
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	352,192	344,476
Other long-term liabilities	7,090	7,188

Total long-term liabilities	596,457	570,251

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,821,784 shares issued and 68,429,786 shares outstanding and 68,683,075 shares issued and 68,302,956 shares outstanding at June 30, 2008 and December 31, 2007, respectively	68	68
Additional paid-in capital	467,485	463,711
Retained earnings	40,596	4,851
Accumulated other comprehensive income	8,368	2,191
Common stock held in treasury, at cost; 391,998 and 380,119 at June 30, 2008 and December 31, 2007, respectively	(30)	(29)

Total stockholders’ equity	516,487	470,792

Total liabilities and stockholders’ equity	$1,179,527	$1,107,550

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$127,619	$91,375	$243,264	$175,753

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	41,589	34,075	79,567	67,516
Sales and marketing	12,200	7,652	22,954	14,464
General and administrative	19,868	13,616	38,010	27,603
Depreciation and amortization	13,791	10,724	27,424	21,003
Restructuring	—	773	17	2,555

	87,448	66,840	167,972	133,141

Operating income	40,171	24,535	75,292	42,612

Other income (expense), net:
Interest income	482	491	912	927
Interest expense	(9,407)	(6,063)	(19,127)	(12,123)
Other, net	(272)	75	(215)	128

	(9,197)	(5,497)	(18,430)	(11,068)

Income before provision for income taxes	30,974	19,038	56,862	31,544
Provision for income taxes	10,622	7,370	21,117	12,230

Net income	$20,352	$11,668	$35,745	$19,314

Net income per common share:
Basic	$0.30	$0.17	$0.53	$0.29

Diluted	$0.30	$0.17	$0.53	$0.29

Weighted average common shares outstanding:
Basic	67,619	67,294	67,564	67,257

Diluted	68,112	67,439	68,010	67,396

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$35,745	$19,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	28,309	21,428
Provision for (recovery of) uncollectible accounts	(153)	131
Deferred income tax expense	13,991	9,910
Stock-based compensation	2,424	1,469
Loss on disposition of property	18	348
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,766)	(1,553)
Other current assets	(3,266)	(1,973)
Accounts payable	2,096	(480)
Other current liabilities	(1,146)	(7,643)
Other assets and liabilities	(126)	(2,216)

Net cash provided by operating activities	64,126	38,735

Cash flows from investing activities
Capital expenditures	(20,361)	(16,053)
Acquisition of BSG Wireless	(823)	—
Acquisition of ITHL	—	(735)

Net cash used in investing activities	(21,184)	(16,788)

Cash flows from financing activities
Principal payments on senior credit facility	(1,786)	(696)
Employee stock purchase plan	388	430
Stock options exercised	1,391	16
Minimum tax withholding on restricted stock awards	(429)	(275)
Purchase of treasury stock	(1)	(1)

Net cash used in financing activities	(437)	(526)

Effect of exchange rate changes on cash	1,184	114

Net increase in cash	43,689	21,535
Cash at beginning of period	49,086	26,704

Cash at end of period	$92,775	$48,239

Supplemental cash flow information
Interest paid	$15,180	$11,763
Income taxes paid	6,367	1,650

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. We provide our services to more than 600 operators in over 120 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

2. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, Inc., (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The consolidated financial statements include the accounts of Syniverse Inc., Syniverse Technologies, Inc. (Syniverse), Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience), Syniverse Holdings Limited (Syniverse Limited), Perfect Profits International Limited (ITHL) and Syniverse Technologies Limited Luxembourg S.a.r.l. (BSG Wireless). References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. In the absence of a termination notice, our contracts typically have provisions to continue the contract on a month-to-month billing schedule. For example, we are currently providing services under several contracts with Verizon that expired in October 2007 while we negotiate the terms of a new agreement. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to wireless operators throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

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

Due to our billing cycles, which for some products lag as much as 40 days after the month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have not been materially different from our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted services could adversely affect our estimates of unbilled revenue. As of June 30, 2008 and December 31, 2007, our estimates of unbilled revenues were $7,668 and $7,117, respectively.

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution from the exercise of stock options and restricted stock. As of June 30, 2008 and 2007, options to purchase 1,604,178 and 996,835 shares of common stock, respectively, were outstanding.

The following table displays the computation of net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and diluted net income per common share:
Net income	$20,352	$11,668	$35,745	$19,314

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,618,711	67,293,573	67,563,617	67,257,169
Unvested common stock	—	53,454	—	59,393
Potentially dilutive stock options and restricted stock	493,375	91,940	446,678	79,453

Diluted weighted-average common shares outstanding	68,112,086	67,438,967	68,010,295	67,396,015

Basic net income per common share	$0.30	$0.17	$0.53	$0.29

Diluted net income per common share	$0.30	$0.17	$0.53	$0.29

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments. Comprehensive income, net of taxes, for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$20,352	$11,668	$35,745	$19,314
Foreign currency translation adjustments	209	73	6,177	17

Total comprehensive income	$20,561	$11,741	$41,922	$19,331

The balance in accumulated other comprehensive income as of June 30, 2008 is comprised of foreign currency translation adjustments of $8,368.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of June 30, 2008 and December 31, 2007, our investment was $888 and is included in other assets.

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

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended June 30, 2008 and 2007, we derived 68.0% and 75.4%, respectively, of our revenues from customers in the United States. For the six months ended June 30, 2008 and 2007, we derived 67.5% and 74.3%, respectively, of our revenues from customers in the United States.

Revenues by service offerings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Technology Interoperability Services	$80,209	$42,061	$148,911	$79,856
Network Services	31,643	31,245	61,384	61,669
Number Portability Services	6,435	6,938	13,385	13,044
Call Processing Services	7,313	8,422	15,702	15,630
Enterprise Solutions	634	1,089	1,419	2,280
Off Network Database Queries	1,385	1,620	2,463	3,274

Total Revenues	$127,619	$91,375	$243,264	$175,753

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
North America	$90,932	$70,593	$173,145	$135,945
Asia Pacific	11,855	9,528	22,073	19,249
Caribbean and Latin America	7,456	5,594	15,315	10,784
Europe, Middle East and Africa	15,991	4,040	30,268	6,501
Off Network Database Queries (i)	1,385	1,620	2,463	3,274

Total Revenues	$127,619	$91,375	$243,264	$175,753

(i)	Off-Network Database Queries are not allocated to geographic regions.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of June 30, 2008 and December 31, 2007, we did not have any derivative instruments nor have we engaged in any hedging activities.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only applies to disclosures, it will not have a material impact on our consolidated financial position, results from operations and cash flows.

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

The impact to our income from operations of recording stock-based compensation for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of operations	$74	$67	$81	$76
Sales and marketing	353	163	617	136
General and administrative	920	754	1,726	1,257

Total stock-based compensation	$1,347	$984	$2,424	$1,469

The following table summarizes information about our option activity:

Stock Options	Shares
Outstanding at December 31, 2007	1,204,679
Granted	559,700
Exercised	(103,865)
Cancelled or expired	(56,336)

Outstanding at June 30, 2008	1,604,178

Exercisable at June 30, 2008	415,404

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2007	796,000
Granted	126,600
Vested	(92,000)
Forfeited	(130,380)

Unvested at June 30, 2008	700,220

During the six months ended June 30, 2008, we issued 103,865 shares related to stock option exercises and 30,806 shares related to the employee stock purchase plan and repurchased 11,879 shares. During the six months ended June 30, 2007, we issued 1,213 shares related to stock option exercises and 23,612 shares related to employee stock purchase plan issuances and repurchased no shares.

Accounting for Stock-Based Compensation

Stock Options

The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore, a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock has been publicly traded, we used the average volatility factor of comparable companies.

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

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options under these plans. As of June 30, 2008, there were options to purchase 189,199 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan.

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

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse, Inc.‘s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

As of June 30, 2008, there were 1,314,739 options outstanding, vesting 33 1/3% per year, which had been granted to certain executive officers and other employees. As of June 30, 2008, there were 700,220 unvested restricted shares outstanding, vesting 20% per year, which had been granted to certain executive officers and other employees.

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

As of June 30, 2008, approximately 404,324 shares were reserved for future issuance. As of June 30, 2008, there were 125 enrollments under the Purchase Plan.

6. Restructurings

In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $741 in severance related costs. The balance in this restructuring accrual was reduced to zero during the first quarter of 2008.

In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $664 in severance related costs and $1,384 in costs associated with the lease termination of our corporate aircraft. We expect to pay the remainder of the liabilities relating to this restructuring by the end of the third quarter of 2008.

In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $449. We expect to pay the remainder of the liabilities relating to this restructuring by the end of the third quarter of 2008.

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

As of June 30, 2008, the balance in our restructuring accrual was $892. In the six months ended June 30, 2008, we had the following activity in our restructuring accruals:

	December 31, 2007 Balance	Additions	Payments	Reductions	June 30, 2008 Balance
August 2006 Restructuring Termination costs	$20	$—	$—	$(20)	$—
January 2007 Restructuring Termination costs	185	—	(159)	—	26
June 2007 Restructuring Termination costs	123	37	(113)	—	47

December 2007 Restructuring * Termination costs	2,027	—	(1,208)	—	819

Total	$2,355	$37	$(1,480)	$(20)	$892

*	These accruals were reflected in purchase accounting.

7. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2008, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

The most significant of these claims, in terms of dollars sought, is described below:

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC (collectively “EDS”) alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint arose out of our belief that EDS had breached the terms of the non-compete provision of the Asset Purchase Agreement dated August 25, 2004 between EDS and us which was entered into in connection with our purchase of EDS’ interoperator services assets in the US. On August 11, 2005 the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction (which was formalized in a written order on August 15, 2005) and enjoined the EDS defendants from selling the assets of their European subsidiaries that provide interoperator services (“EDS IOS Europe Assets”) unless the prospective purchaser assumed the non-compete obligations of EDS (the “Non-Compete Encumbrance”). EDS subsequently sold the EDS IOS Europe Assets to Billing Services Group (“BSG”) subject to the Non-Compete Encumbrance and entered into an agreement with BSG that provided for a payment to be made to EDS under certain circumstances, including circumstances that nullify the Non-Compete Encumbrance (the “Contractual Payment Obligation”). When we purchased BSG Wireless in December 2007 we assumed the Contractual Payment Obligation. On May 13, 2008 we entered into a Settlement Agreement and Mutual Release with EDS pursuant to which we agreed to dismiss this litigation and pay EDS a reduced Contractual Payment Obligation of $5,440 which was included in the purchase accounting for our acquisition of BSG Wireless.

8. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the Guarantors). The results of Syniverse BV, Syniverse Limited, ITHL and BSG Wireless are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Inc., Syniverse and for the guarantor and non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. and Syniverse using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$52,023	$40,709	$—	$92,775
Accounts receivable, net of allowances	—	69,768	24,078	—	93,846
Accounts receivable - affiliates	3,591	5,368	1,780	(10,739)	—
Prepaid and other current assets	—	8,587	7,231	—	15,818

Total current assets	3,634	135,746	73,798	(10,739)	202,439

Property and equipment, net	—	43,859	3,403	—	47,262
Capitalized software, net	—	42,156	20,768	—	62,924
Deferred costs, net	—	9,901	—	—	9,901
Goodwill	—	361,317	267,304	—	628,621
Identifiable intangibles, net	—	160,082	65,983	—	226,065
Other assets	—	2,120	195	—	2,315
Investment in subsidiaries	513,349	381,470	—	(894,819)	—

Total assets	$516,983	$1,136,651	$431,451	$(905,558)	$1,179,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,932	$3,463	$—	$6,395
Accounts payable - affiliates	299	—	10,440	(10,739)	—
Accrued payroll and related benefits	228	8,456	4,060	—	12,744
Accrued interest	—	8,908	—	—	8,908
Deferred revenues	—	1,008	3,988		4,996
Other accrued liabilities	(31)	24,746	5,240	—	29,955
Current portion of Term Note B	—	3,585	—	—	3,585

Total current liabilities	496	49,635	27,191	(10,739)	66,583

Long-term liabilities:
Deferred tax liabilities	—	45,092	17,083	—	62,175
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	352,192	—	—	352,192
Other long-term liabilities	—	1,383	5,707	—	7,090

Total long-term liabilities	—	573,667	22,790	—	596,457

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	467,485	464,385	342,290	(806,675)	467,485
Retained Earnings	40,596	40,596	13,578	(54,174)	40,596
Accumulated other comprehensive income	8,368	8,368	25,487	(33,855)	8,368
Common stock held in treasury, at cost	(30)	—	—	—	(30)

Total stockholders’ equity	516,487	513,349	381,470	(894,819)	516,487

Total liabilities and stockholders’ equity	$516,983	$1,136,651	$431,451	$(905,558)	$1,179,527

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$102,013	$25,606	$—	$127,619

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	74	34,067	7,448	—	41,589
Sales and marketing	353	7,646	4,201	—	12,200
General and administrative	920	15,616	3,332	—	19,868
Depreciation and amortization	—	10,314	3,477	—	13,791

	1,347	67,643	18,458	—	87,448

Operating income (loss)	(1,347)	34,370	7,148	—	40,171

Other income (expense), net:
Income from equity investment	21,167	6,015	—	(27,182)	—
Interest income	1	178	303	—	482
Interest expense	—	(9,407)	—	—	(9,407)
Other, net	—	(48)	(224)	—	(272)

	21,168	(3,262)	79	(27,182)	(9,197)

Income before provision for income taxes	19,821	31,108	7,227	(27,182)	30,974

Provision for income taxes	(531)	9,941	1,212	—	10,622

Net income	20,352	21,167	6,015	(27,182)	20,352

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$195,461	$47,803	$—	$243,264

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	81	64,956	14,530	—	79,567
Sales and marketing	617	14,579	7,758	—	22,954
General and administrative	1,726	29,545	6,739	—	38,010
Depreciation and amortization	—	20,513	6,911	—	27,424
Restructuring	—	17	—		17

	2,424	129,610	35,938	—	167,972

Operating income (loss)	(2,424)	65,851	11,865	—	75,292

Other income (expense), net:
Income from equity investment	37,212	10,635	—	(47,847)	—
Interest income	2	311	599	—	912
Interest expense	—	(19,127)	—	—	(19,127)
Other, net	—	(104)	(111)	—	(215)

	37,214	(8,285)	488	(47,847)	(18,430)

Income before provision for income taxes	34,790	57,566	12,353	(47,847)	56,862

Provision for income taxes	(955)	20,354	1,718	—	21,117

Net income	35,745	37,212	10,635	(47,847)	35,745

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$35,745	$37,212	$10,635	$(47,847)	$35,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	21,520	6,789	—	28,309
Recovery of uncollectible accounts	—	(153)	—	—	(153)
Deferred income tax expense	—	14,045	(54)	—	13,991
Income from equity investment	(37,212)	(10,635)	—	47,847	—
Stock-based compensation	2,424	—	—	—	2,424
Loss on disposition of property	—	18	—	—	18
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(10,175)	(3,591)	—	(13,766)
Other current assets	—	(2,072)	(1,194)	—	(3,266)
Accounts payable	—	(1,664)	3,760	—	2,096
Other current liabilities	(955)	7,538	(7,729)	—	(1,146)
Other assets and liabilities	(1,351)	(45)	1,277	—	(126)

Net cash provided by (used in) operating activities	(1,349)	55,582	9,893	—	64,126

Cash flows from investing activities
Capital expenditures	—	(16,070)	(4,291)	—	(20,361)
Acquisition of BSG Wireless, net of acquired cash	—	(823)	—	—	(823)
Acquisition of ITHL, net of acquired cash	—	—	—	—	—

Net cash used in investing activities	—	(16,893)	(4,291)	—	(21,184)

Cash flows from financing activities
Principal Payments on credit facility		(1,786)			(1,786)
Employee stock purchase plan	388	—	—	—	388
Stock options exercised	1,391	—	—	—	1,391
Minimum tax withholding on restricted stock awards	(429)	—	—	—	(429)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	1,349	(1,786)	—	—	(437)

Effect of exchange rate changes on cash	—	(1)	1,185	—	1,184

Net increase in cash	—	36,902	6,787	—	43,689
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$43	$52,023	$40,709	$—	$92,775

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$15,121	$33,922	$—	$49,086
Accounts receivable, net of allowances	—	57,861	21,517	—	79,378
Accounts receivable - affiliates	2,051	5,799	—	(7,850)	—
Prepaid and other current assets	—	6,516	5,724	—	12,240

Total current assets	2,094	85,297	61,163	(7,850)	140,704

Property and equipment, net	—	41,862	1,994	—	43,856
Capitalized software, net	—	42,765	19,850	—	62,615
Deferred costs, net	—	10,786	—	—	10,786
Goodwill	—	361,318	254,986	—	616,304
Identifiable intangibles, net	—	166,069	65,954	—	232,023
Other assets	—	1,062	200	—	1,262
Investment in subsidiaries	469,003	349,348	—	(818,351)	—

Total assets	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,399	$2,607	$—	$5,006
Accounts payable - affiliates	298	—	7,552	(7,850)	—
Accrued payroll and related benefits	38	9,844	2,134	—	12,016
Accrued interest	—	5,910	—	—	5,910
Deferred revenues	—	1,003	4,324		5,327
Other accrued liabilities	(31)	19,343	15,477	—	34,789
Current portion of Term Note B	—	3,459	—	—	3,459

Total current liabilities	305	41,958	32,094	(7,850)	66,507

Long-term liabilities:
Deferred tax liabilities	—	21,103	22,484	—	43,587
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	344,476	—	—	344,476
Other long-term liabilities	—	6,967	221	—	7,188

Total long-term liabilities	—	547,546	22,705	—	570,251

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	463,711	461,961	341,466	(803,427)	463,711
Retained earnings	4,851	4,851	1,461	(6,312)	4,851
Accumulated other comprehensive income	2,191	2,191	6,306	(8,497)	2,191
Common stock held in treasury, at cost	(29)	—	—	—	(29)

Total stockholders’ equity	470,792	469,003	349,348	(818,351)	470,792

Total liabilities and stockholders’ equity	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$83,328	$8,047	$—	$91,375

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	67	30,104	3,904	—	34,075
Sales and marketing	162	5,149	2,341	—	7,652
General and administrative	754	11,218	1,644	—	13,616
Depreciation and amortization	—	10,006	718	—	10,724
Restructuring	—	773	—		773

	983	57,250	8,607	—	66,840

Operating income (loss)	(983)	26,078	(560)	—	24,535

Other income (expense), net:
Income from equity investment	12,265	(401)	—	(11,864)	—
Interest income	—	412	79	—	491
Interest expense	—	(6,063)	—	—	(6,063)
Other, net	—	2	73	—	75

	12,265	(6,050)	152	(11,864)	(5,497)

Income (loss) before provision for income taxes	11,282	20,028	(408)	(11,864)	19,038

Provision for income taxes	(386)	7,763	(7)	—	7,370

Net income (loss)	11,668	12,265	(401)	(11,864)	11,668

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$159,612	$16,141	$—	$175,753

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	75	59,454	7,987	—	67,516
Sales and marketing	135	10,455	3,874	—	14,464
General and administrative	1,258	23,373	2,972	—	27,603
Depreciation and amortization	—	19,642	1,361	—	21,003
Restructuring	—	2,555	—		2,555

	1,468	115,479	16,194	—	133,141

Operating income (loss)	(1,468)	44,133	(53)	—	42,612

Other income (expense), net:
Income from equity investment	20,206	24	—	(20,230)	—
Interest income	—	805	122	—	927
Interest expense	—	(12,123)	—	—	(12,123)
Other, net	—	2	126	—	128

	20,206	(11,292)	248	(20,230)	(11,068)

Income (loss) before provision for income taxes	18,738	32,841	195	(20,230)	31,544

Provision for income taxes	(576)	12,635	171	—	12,230

Net income (loss)	19,314	20,206	24	(20,230)	19,314

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$19,314	$20,206	$24	$(20,230)	$19,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	20,165	1,263	—	21,428
Provision for uncollectible accounts	—	131	—	—	131
Deferred income tax expense	—	9,185	725	—	9,910
Income from equity investment	(20,206)	(24)	—	20,230	—
Stock-based compensation	1,469	—	—	—	1,469
Loss on disposition of property	—	348	—	—	348
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(2,502)	949	—	(1,553)
Other current assets	—	(2,609)	636	—	(1,973)
Accounts payable	—	(4,611)	4,131	—	(480)
Other current liabilities	(576)	(7,576)	509	—	(7,643)
Other assets and liabilities	(170)	(2,183)	137	—	(2,216)

Net cash provided by (used in) operating activities	(169)	30,530	8,374	—	38,735

Cash flows from investing activities
Capital expenditures	—	(15,656)	(397)	—	(16,053)
Acquisition of ITHL, net of acquired cash	—	14	(749)	—	(735)

Net cash used in investing activities	—	(15,642)	(1,146)	—	(16,788)

Cash flows from financing activities
Principal payments on senior credit facility	—	(696)	—	—	(696)
Employee stock purchase plan	430	—	—	—	430
Stock options exercised	16	—	—	—	16
Minimum tax withholding on restricted stock awards	(275)	—	—	—	(275)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by (used) in financing activities	170	(696)	—	—	(526)

Effect of exchange rate changes on cash	—	—	114	—	114

Net increase in cash	1	14,192	7,342	—	21,535
Cash at beginning of period	41	18,920	7,743	—	26,704

Cash at end of period	$42	$33,112	$15,085	$—	$48,239

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foward-Looking Statements

Certain of the statements in this Report, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for our future business and financial performance and/or the performance of the global telecommunications industry and economy generally.

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, these forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change, due to any number of risks and uncertainties, including, without limitation, those risks and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and “Risk Factors,” and otherwise in the reports and filings that we make with the Securities and Exchange Commission. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Accordingly, you should not place undue reliance on any forward-looking statements, since those statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events, or otherwise, except as otherwise may be required by law.

Overview

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served a critical role as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our mission-critical data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our fully-integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. We provide our services to more than 600 operators in over 120 countries. The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration.

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

In February 2002, we were acquired by certain members of our then senior management team and an investor group led by GTCR Golder Rauner, LLC (GTCR). Following the acquisition, we became an independent corporate entity separate from Verizon. Syniverse Holdings, Inc. was a wholly owned subsidiary of Syniverse Holdings, LLC, which was the ultimate parent of the consolidated group of Syniverse entities. On February 10, 2005, we completed an initial public offering of 17,620,000 shares of common stock at a price of $16.00 per common share. In connection with our initial public offering in February 2005, Syniverse Holdings, LLC distributed all of the shares of Class A cumulative redeemable convertible preferred stock and common stock of Syniverse Holdings, Inc. that it owned to its members and subsequently dissolved. Following this dissolution and distribution, Syniverse Holdings, Inc. became the ultimate parent of the consolidated group of Syniverse entities.

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

Acquisitions

On June 16, 2006, we acquired the capital stock of Perfect Profits International, which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.7 million in cash including $1.1 million in acquisition related costs and working capital adjustments and earn-out to the sellers of $6.9 million, which was paid in April 2007. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. The acquisition expanded our footprint in the Asia Pacific region and adds a complementary customer base, new products, advanced development capabilities and in-region customer support.

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

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all Canadian wireless operators, and began providing number porting services in Singapore in the second quarter of 2008.

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

During the second quarter of 2008, Verizon Wireless announced that it would acquire Alltel Corporation, both of which are Syniverse top ten customers, subject to regulatory approval. The impact of the combination of these two customers ranges across a variety of services, which affect revenues not only from Verizon and Alltel, but from other roaming partners as well. If the Verizon and Alltel merger was announced and fully integrated as of January 1, 2008, we believe the full-year impact to 2008 would have been a $33.0 million to $36.0 million decrease to our revenues. We have made certain assumptions in calculating this revenue impact. Our analysis assumes a loss of all the roaming traffic between Verizon and Alltel plus other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. With regard to split vendors for similar services, we have assumed a loss of all Alltel services where Verizon is using a different vendor. We have also assumed that we keep those services we provide for Verizon. If Alltel is using a different vendor, we do not assume a switch to Syniverse.

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

Results of Operations

The following tables present an overview of our results of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008	% of Revenues	Three Months Ended June 30, 2007	% of Revenues	2008 vs. 2007 $	Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$80,209	62.9%	$42,061	46.0%	$38,148	90.7%
Network Services	31,643	24.8%	31,245	34.2%	398	1.3%
Number Portability Services	6,435	5.0%	6,938	7.6%	(503)	(7.2)%
Call Processing Services	7,313	5.7%	8,422	9.2%	(1,109)	(13.2)%
Enterprise Solutions	634	0.5%	1,089	1.2%	(455)	(41.8)%

Revenues excluding Off-Network Database
Query Fees	126,234	98.9%	89,755	98.2%	36,479	40.6%
Off-Network Database Query Fees	1,385	1.1%	1,620	1.8%	(235)	(14.5)%

Total revenues	127,619	100.0%	91,375	100.0%	36,244	39.7%

Costs and expenses:
Cost of operations	41,589	32.6%	34,075	37.3%	7,514	22.1%
Sales and marketing	12,200	9.5%	7,652	8.4%	4,548	59.4%
General and administrative	19,868	15.6%	13,616	14.9%	6,252	45.9%
Depreciation and amortization	13,791	10.8%	10,724	11.7%	3,067	28.6%
Restructuring	—	0.0%	773	0.8%	(773)	(100.0)%

	87,448	68.5%	66,840	73.1%	20,608	30.8%

Operating income	40,171	31.5%	24,535	26.9%	15,636	63.7%

Other income (expense), net:
Interest income	482	0.4%	491	0.5%	(9)	(1.8)%
Interest expense	(9,407)	(7.4)%	(6,063)	(6.6)%	(3,344)	55.2%
Other, net	(272)	(0.2)%	75	0.1%	(347)	(462.7)%

	(9,197)	(7.2)%	(5,497)	(6.0)%	(3,700)	67.3%

Income before provision for income taxes	30,974	24.3%	19,038	20.8%	11,936	62.7%
Provision for income taxes	10,622	8.3%	7,370	8.1%	3,252	44.1%

Net income	$20,352	16.0%	$11,668	12.8%	$8,684	74.4%

	Six Months Ended June 30, 2008	% of Revenues	Six Months Ended June 30, 2007	% of Revenues	2008 vs. 2007 $	Change %
		(dollars in thousands)
Revenues:
Technology Interoperability Services	$148,911	61.2%	$79,856	45.4%	$69,055	86.5%
Network Services	61,384	25.2%	61,669	35.1%	(285)	(0.5)%
Number Portability Services	13,385	5.5%	13,044	7.4%	341	2.6%
Call Processing Services	15,702	6.5%	15,630	8.9%	72	0.5%
Enterprise Solutions	1,419	0.6%	2,280	1.3%	(861)	(37.8)%

Revenues excluding Off-Network Database
Query Fees	240,801	99.0%	172,479	98.1%	68,322	39.6%
Off-Network Database Query Fees	2,463	1.0%	3,274	1.9%	(811)	(24.8)%

Total revenues	243,264	100.0%	175,753	100.0%	67,511	38.4%

Costs and expenses:
Cost of operations	79,567	32.7%	67,516	38.4%	12,051	17.8%
Sales and marketing	22,954	9.4%	14,464	8.2%	8,490	58.7%
General and administrative	38,010	15.6%	27,603	15.7%	10,407	37.7%
Depreciation and amortization	27,424	11.3%	21,003	12.0%	6,421	30.6%
Restructuring	17	0.0%	2,555	1.5%	(2,538)	(99.3)%

	167,972	69.0%	133,141	75.8%	34,831	26.2%

Operating income	75,292	31.0%	42,612	24.2%	32,680	76.7%

Other income (expense), net:
Interest income	912	0.4%	927	0.5%	(15)	(1.6)%
Interest expense	(19,127)	(7.9)%	(12,123)	(6.9)%	(7,004)	57.8%
Other, net	(215)	(0.1)%	128	0.1%	(343)	(268.0)%

	(18,430)	(7.6)%	(11,068)	(6.3)%	(7,362)	66.5%

Income before provision for income taxes	56,862	23.4%	31,544	17.9%	25,318	80.3%
Provision for income taxes	21,117	8.7%	12,230	7.0%	8,887	72.7%

Net income	$35,745	14.7%	$19,314	11.0%	$16,431	85.1%

Revenues by geographic region for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008	% of Revenues	Three Months Ended June 30, 2007	% of Revenues	2008 vs. 2007 $	2008 vs. 2007%
North America	$90,932	71.3%	$70,593	77.3%	$20,339	28.8%
Asia Pacific	11,855	9.3%	9,528	10.4%	2,327	24.4%
Caribbean and Latin America	7,456	5.8%	5,594	6.1%	1,862	33.3%
Europe, Middle East and Africa	15,991	12.5%	4,040	4.4%	11,951	295.8%

Subtotal non- North American Revenue	35,302	27.6%	19,162	20.9%	16,140	84.2%

Revenues excluding Off Network Database Queries	126,234	98.9%	89,755	98.2%	36,479	40.6%
Off-Network Database Queries	1,385	1.1%	1,620	1.8%	(235)	(14.5)%

Total Revenues	$127,619	100.0%	$91,375	100.0%	$36,244	39.7%

	Six Months Ended June 30, 2008	% of Revenues	Six Months Ended June 30, 2007	% of Revenues	2008 vs. 2007 $	2008 vs. 2007%
North America	$173,145	71.2%	$135,945	77.3%	$37,200	27.4%
Asia Pacific	22,073	9.1%	19,249	11.0%	2,824	14.7%
Caribbean and Latin America	15,315	6.3%	10,784	6.1%	4,531	42.0%
Europe, Middle East and Africa	30,268	12.4%	6,501	3.7%	23,767	365.6%

Subtotal non- North American Revenue	67,656	27.8%	36,534	20.8%	31,122	85.2%

Revenues excluding Off Network Database Queries	240,801	99.0%	172,479	98.1%	68,322	39.6%
Off-Network Database Queries	2,463	1.0%	3,274	1.9%	(811)	(24.8)%

Total Revenues	$243,264	100.0%	$175,753	100.0%	$67,511	38.4%

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Revenues

Total revenues increased $36.2 million to $127.6 million for the three months ended June 30, 2008 from $91.4 million for the same period in 2007. Total revenues increased $67.5 million to $243.3 million for the six months ended June 30, 2008 from $175.8 million for the same period in 2007. The increase in revenues was primarily due to Technology Interoperability Services driven by organic volume growth in our wireless data clearinghouse services, SMS and MMS interoperability, mobile data roaming services and the addition of $26.5 million of revenues from BSG Wireless.

Technology Interoperability Services revenues increased $38.1 million to $80.2 million for the three months ended June 30, 2008 from $42.1 million for the same period in 2007. Technology Interoperability Services revenues increased $69.1 million to $148.9 million for the six months ended June 30, 2008 from $79.9 million for the same period in 2007. The increase in revenues was primarily due to organic volume growth in our wireless data clearinghouse services, SMS and MMS interoperability, mobile data roaming services and the addition of $26.5 million of revenues from BSG Wireless.

Network Services revenues increased $0.4 million to $31.6 million for the three months ended June 30, 2008 from $31.2 million for the same period in 2007. The increase in revenues was primarily due to our SS7, data networking and Visibility services offset by customer migrations. Network Services revenues decreased $0.3 million to $61.4 million for the six months ended June 30, 2008 from $61.7 million for the same period in 2007. The decrease in revenues was primarily due to customer migrations off our services platform partially offset by increases in SS7, data networking and Visibility services.

Number Portability Services revenues decreased $0.5 million to $6.4 million for the three months ended June 30, 2008 from $6.9 million for the same period in 2007. The decrease in revenues was primarily due to lower porting. Number Portability Services revenues increased $0.3 million to $13.3 million for the six months ended June 30, 2008 from $13.0 million for the same period in 2007. The increase in revenues was primarily due to higher porting including a full six months of revenues in 2008 from new services provided to Canadian operators.

Call Processing Services revenues decreased $1.1 million to $7.3 million for the three months ended June 30, 2008 from $8.4 million for the same period in 2007. The decrease in revenues was primarily due to declines in our legacy fraud-related services and Signaling Solutions due to expected network migrations. Call Processing Services revenues were flat at $15.7 million and $15.6 million for the six months ended June 30, 2008 and 2007, respectively, with continued declines in our legacy fraud-related services and Signaling Solutions due to expected network migrations.

Enterprise Solutions Services revenues decreased $0.5 million to $0.6 million for the three months ended June 30, 2008 from $1.1 million for the same period in 2007. Enterprise Solutions Services revenues decreased $0.9 million to $1.4 million for the six months ended June 30, 2008 from $2.3 million for the same period in 2007. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.2 million to $1.4 million for the three months ended June 30, 2008 from $1.6 million for the same period in 2007. Off-Network Database Queries revenues decreased $0.8 million to $2.5 million for the six months ended June 30, 2008 from $3.3 million for the same period in 2007. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Revenues by Geographic Region

North America revenues increased $20.3 million to $90.9 million for the three months ended June 30, 2008 from $70.6 million for the same period in 2007. North America revenues increased $37.2 million to $173.1 million for the six months ended June 30, 2008 from $135.9 million for the same period in 2007. The increase in revenues was primarily due to organic growth in our Technology Interoperability Services.

Asia Pacific revenues increased $2.3 million to $11.9 million for the three months ended June 30, 2008 from $9.5 million for the same period in 2007. Asia Pacific revenues increased $2.8 million to $22.1 million for the six months ended June 30, 2008 from $19.3 million for the same period in 2007. The increase in revenues was primarily due to increases in our Technology Interoperability Services, which also included $1.7 million of revenues from BSG Wireless for the six months ended June 30, 2008.

Caribbean and Latin America revenues increased $1.9 million to $7.5 million for the three months ended June 30, 2008 from $5.6 million for the same period in 2007. Caribbean and Latin America revenues increased $4.5 million to $15.3 million for the six months ended June 30, 2008 from $10.8 million for the same period in 2007. The increase in revenues was primarily due to organic growth in Technology Interoperability Services, which also included revenues of $3.3 million from BSG Wireless for the six months ended June 30, 2008.

Europe, Middle East and Africa revenues increased $11.9 million to $16.0 million for the three months ended June 30, 2008 from $4.1 million for the same period in 2007. Europe, Middle East and Africa revenues increased $23.8 million to $30.3 million for the six months ended June 30, 2008 from $6.5 million for the same period in 2007. The increase in revenues was primarily related to the addition of BSG Wireless revenues of $21.1 million for the six months ended June 30, 2008 and organic growth from new and existing customers.

Expenses

Cost of operations increased $7.5 million to $41.6 million for the three months ended June 30, 2008 from $34.1 million for the same period in 2007. Cost of operations increased $12.1 million to $79.6 million for the six months ended June 30, 2008 from $67.5 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless, increased performance compensation and higher data processing costs commensurate with higher revenues.

Sales and marketing expenses increased $4.5 million to $12.2 million for the three months ended June 30, 2008 from $7.7 million for the same period in 2007. Sales and marketing expenses increased $8.5 million to $23.0 million for the six months ended June 30, 2008 from $14.5 million for the same period in 2007. The increase was primarily due to higher employee-related expenses for our global expansion, increased performance compensation and expenses incurred by BSG Wireless.

General and administrative expenses increased $6.3 million to $19.9 million for the three months ended June 30, 2008 from $13.6 million for the same period in 2007. General and administrative expenses increased $10.4 million to $38.0 million for the six months ended June 30, 2008 from $27.6 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless, abandoned acquisition costs, increased performance compensation and severance and relocation expenses associated with changes in our senior management team.

Depreciation and amortization expenses increased $3.1 million to $13.8 million for the three months ended June 30, 2008 from $10.7 million for the same period in 2007. Depreciation and amortization expenses increased $6.4 million to $27.4 million for the six months ended June 30, 2008 from $21.0 million for the same period in 2007. The increase was primarily due to additional amortization of acquired intangible assets from our acquisition of BSG Wireless. Included in our depreciation and amortization expense for the six months ended June 30, 2008 and 2007 is approximately $14.2 million and $9.4 million, respectively, of amortization related to intangible assets recorded in purchase accounting due to acquisitions we have made beginning with our February 2002 acquisition from Verizon and ending with our December 2007 acquisition of BSG Wireless.

Restructuring expense was $0.8 million and $2.6 million for the three and six months ended June 30, 2007, respectively. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $0.4 million.

Other

Interest income was $0.5 million for both the three months ended June 30, 2008 and 2007. Interest income was $0.9 million for both the six months ended June 30, 2008 and 2007. Interest income was primarily earned on outstanding cash balances.

Interest expense increased $3.3 million to $9.4 million for the three months ended June 30, 2008 from $6.1 million for the same period in 2007. Interest expense increased $7.0 million to $19.1 million for the six months ended June 30, 2008 from $12.1 million for the same period in 2007. The increase was primarily due to higher outstanding debt resulting from the financing of our acquisition of BSG Wireless in December 2007.

Provision for income taxes increased $3.3 million to $10.6 million for the three months ended June 30, 2008 from $7.4 million for the same period in 2007. Provision for income taxes increased $8.9 million to $21.1 million for the six months ended June 30, 2008 from $12.2 million for the same period in 2007. The increase in income taxes was primarily due to higher income before taxes. Our effective tax rate for the six months ended June 30, 2008 was approximately 37.1% as compared to 38.8% for the same period in 2007.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$64,126	$38,735
Net cash used in investing activities	(21,184)	(16,788)
Net cash used in financing activities	(437)	(526)
Effect of exchange rate changes on cash	1,184	114

Net increase in cash	$43,689	$21,535

Net cash provided by operating activities was $64.1 million for the six months ended June 30, 2008 as compared to $38.7 million for the same period in 2007. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, stock-based compensation and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $92.8 million at June 30, 2008 as compared to $49.1 million at December 31, 2007. This increase was primarily due to an increase in net cash provided by operating activities. Our working capital increased $61.7 million to $135.9 million at June 30, 2008 from $74.2 million at December 31, 2007 primarily due to increased cash and accounts receivable.

Net cash used in investing activities was $21.2 million for the six months ended June 30, 2008, which includes $0.8 million associated with the acquisition of BSG Wireless as compared to $16.8 million for the same period in 2007. Capital expenditures for property and equipment, including capitalized software costs, increased $4.3 million to $20.4 million for the six months ended June 30, 2008 from $16.1 million for the same period in 2007. For the six months ended June 30, 2008, we incurred approximately $20.4 million for capital expenditures primarily for our network infrastructure to support customer growth, non-network production upgrades and capitalized software. For the six months ended June 30, 2007, we incurred approximately $16.1 million for capital expenditures primarily for non-network production upgrades, investment in our messaging infrastructure to support our anticipated growth and capitalized software development. We expect total capital expenditures in 2008 to be approximately 8.0% of revenues compared to 7.3% in 2007.

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2008, which includes $1.8 million of principal payments on our senior credit facility offset by $1.4 million related to stock option exercises and the employee stock purchase plan. Net cash used in financing activities was $0.5 million for the six months ended June 30, 2007, which includes $0.7 million of principal payments on our senior credit facility.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $60.1 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

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

On December 19, 2007, the delayed draw term loans of $290.0 million (delayed draw term loan of $160.0 million and Euro-denominated delayed draw term loan of the equivalent of $130.0 million) were used to fund the acquisition of the BSG Wireless including the repayment of existing debt and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts. The commitment to fund the delayed draw term loans expired at the earliest to occur of (i) the draw down to fund the acquisition of BSG Wireless, (ii) termination of the BSG acquisition agreement or (iii) June 30, 2008.

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

As of June 30, 2008 we had an aggregate face amount of $355.8 million of outstanding indebtedness under our senior credit facility representing $214.3 million in U.S. dollar denominated term loans, $141.5 million in Euro-denominated delayed draw term loans, $42.0 million available under the revolving credit facility and $18.1 million available under the Euro-denominated revolving credit line. As of June 30, 2008 the applicable interest rate was 5.4% on the term loan based on the LIBOR option, 5.4% on the delayed draw term loan based on the LIBOR option, and 7.35% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of June 30, 2008, we believe we are in compliance with all of our covenants contained in the senior credit facility.

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

We used the $240.0 million of borrowings under the senior credit facility in combination with the net proceeds from our initial public offering to repay our previous senior credit facility, to pay related transaction fees and expenses and to effect a tender offer for $85.8 million of our 12 3/ 4% senior subordinated notes due 2009. On August 9, 2007, we entered into an amended and restated senior credit facility.

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

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of June 30, 2008, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and six months ended June 30, 2008 and 2007.

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

Revenue Recognition

We derive revenues from six categories: Technology Interoperability Services, Network Services, Number Portability Services, Call Processing Services, Enterprise Solutions and Off-Network Database Queries. The revenue recognition policy for each of these areas is described in Note 3 of Notes to Condensed Unaudited Consolidated Financial Statements contained in this report.

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of June 30, 2008, our estimated unbilled revenues were $7.7 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.8 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of June 30, 2008 and our bad debt expense for the six months then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of June 30, 2008 and our bad debt expense for the six months then ended by approximately $0.7 million

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of June 30, 2008, our allowance for credit memos totaled $1.7 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.2 million.

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

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized for the six months ended June 30, 2008.

Impairment Losses on Goodwill

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the six month period ended June 30, 2008.

Restructuring

We have made estimates of the costs to be incurred as part of our various restructuring plans. In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $0.7 million in severance related costs. The payments related to this restructuring were completed in March 2008. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease termination of our corporate aircraft. We expect to pay the remainder of the liabilities relating to this restructuring by the end of third quarter of 2008. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $0.4 million. We expect to pay the remainder of the liabilities relating to this restructuring by the end of third quarter of 2008. In connection with the BSG Wireless acquisition in December 2007, we began to formulate a restructuring plan, which consists primarily of the elimination of redundant positions. As a result of this plan, we estimated $2.0 million of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in

Connection with a Purchase Business Combination. This estimate is subject to change as we continue to formulate our plan. We expect to pay the remainder of these benefits in 2008 and 2009. The balance in our restructuring accruals of $0.9 million at June 30, 2008 continues to represent our best estimate.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses or as a part of our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. Historically, we have had few changes in estimates for these accruals. The most significant claim is as follows:

On August 9, 2005, we filed a complaint seeking injunctive relief and damages in Hillsborough County, Florida against Electronic Data Systems Corporation (“EDS”) and EDS Information Services LLC (collectively “EDS”) alleging a breach of contract, tortious interference with prospective business relations and unfair competition. This complaint arose out of our belief that EDS had breached the terms of the non-compete provision of the Asset Purchase Agreement dated August 25, 2004 between EDS and us which was entered into in connection with our purchase of EDS’ interoperator services assets in the US. On August 11, 2005 the Circuit Court of the 13th Judicial Circuit for the State of Florida granted our motion for a temporary injunction (which was formalized in a written order on August 15, 2005) and enjoined the EDS defendants from selling the assets of their European subsidiaries that provide interoperator services (“EDS IOS Europe Assets”) unless the prospective purchaser assumed the non-compete obligations of EDS (the “Non-Compete Encumbrance”). EDS subsequently sold the EDS IOS Europe Assets to Billing Services Group (“BSG”) subject to the Non-Compete Encumbrance and entered into an agreement with BSG that provided for a payment to be made to EDS under certain circumstances, including circumstances that nullify the Non-Compete Encumbrance (the “Contractual Payment Obligation”). When we purchased BSG Wireless in December 2007 we assumed the Contractual Payment Obligation. On May 13, 2008 we entered into a Settlement Agreement and Mutual Release with EDS pursuant to which we agreed to dismiss this litigation and pay EDS a reduced Contractual Payment Obligation of $5.4 million which was included in the purchase accounting for our acquisition of BSG Wireless.

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

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), resulting in a change to our reserve for uncertain tax positions, which is currently $9.0 million. No increases or decreases were made to this reserve during the six months ended June 30, 2008.

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

We file our tax returns on a calendar year basis. As of December 31, 2007, we had federal net operating losses or “NOLs” of approximately $46.1 million and capital losses totaling $0.9 million, both of which we succeeded to as the result of a state law merger with Brience, Inc., now known as Syniverse Brience LLC in July 2003. As a result of this merger, our consolidated group succeeded to approximately $76 million of NOLs. The merger was treated as a tax-free reorganization under the Internal Revenue code of 1986, as amended (the “Code”). If the Internal Revenue Service were to challenge successfully this reorganization, the amount of our consolidated group’s NOLs would be substantially reduced. In addition, these NOLs are subject to the separate return limitation rules under the consolidated return regulations which means that they generally can be utilized only to offset income from Brience Inc. and other members of its consolidated group of corporations at the time the losses were generated, or their successors. Finally Section 382 the Code imposes an annual limitation on the use of a corporation’s NOLs if the corporation undergoes an “ownership change” during a three year testing period. In general, an ownership change occurs if, on any testing date, the beneficial ownership of the corporation by one or more “5 percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. The sale of our shares in November 2007 caused an “ownership change” within the meaning of this Section. As a result, the maximum amount of pre-change NOLs that can be used to offset our taxable income in any given year after 2007 will be limited to the product of (1) the value of our equity immediately prior to the ownership change, subject to certain adjustments, and (2) the applicable federal long-term tax-exempt interest rate published by the Internal Revenue Service. We do not believe this ownership change will materially limit our utilization of the NOLs. All of our consolidated group’s NOLs remain subject to examination and adjustment by the Internal Revenue Service.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” of Notes to Condensed Unaudited Consolidated Financial Statements in this report for the discussion on recent accounting pronouncements.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2008 total approximately $3.8 million based on leases in effect at June 30, 2008.

Available Information

Our internet website address is www.syniverse.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge (except for the user’s internet access charge) through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into, and are not a part of, this report.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2008 and December 31, 2007, we had $355.8 million and $347.9 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.6 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

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

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2008, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. See Note 7 “Commitments and Contingencies” of Notes to Condensed Unaudited Consolidated Financial Statements for the discussion of legal matters.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007. The following risk factor should be considered together with the other risks and factors that we have described in our other public filings. Other than as set forth below, or elsewhere in this Report or our other filings with the Securities and Exchange Commission, we believe that there have been no material changes to the risk factors disclosed in our 2007 Annual Report and our other public filings.

Future consolidation among our customers may cause us to lose transaction volume and reduce our prices, which would negatively impact our financial performance.

In the past, consolidation among our customers has caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful. Within the past few months, several transactions have been announced but are not yet closed. While the impact of these transactions cannot yet be determined, each of the companies involved in the announced transactions are customers of ours, and the consummation of these transactions could cause us to lose transaction volume and reduce prices. In addition, during the second quarter of 2008, Verizon Wireless announced that it would acquire Alltel Corporation, subject to regulatory approvals. Verizon Wireless is our largest customer and Alltel is one of our top ten largest customers so this acquisition will have a more significant impact on us than previous consolidations among our customers. The impact of the combination of these two customers ranges across a variety of services, which affect revenues not only from Verizon and Alltel, but from other roaming partners as well. We do not know the actual impact that this consolidation will have on our revenues. We believe that had the Verizon/Alltel transaction been completed and fully integrated by January 1, 2008, its impact on Syniverse would have been a $33 to $36 million decrease in our 2008 revenues. We made certain assumptions in calculating this revenue impact. Our analysis assumes a loss of all the roaming traffic between Verizon and Alltel plus other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. With regard to split vendors for similar services, we have assumed a loss of all Alltel services where Verizon is using a different vendor. We have also assumed that we keep those services we provide for Verizon. If Alltel is using a different vendor we do not assume a switch to us. The analysis described above is based on current information available at this time and we can provide no assurance that the actual impact of this transaction will not be more or less than described in our analysis.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 8, 2008. The shareholders voted on the following matters:

Proposal I.	Election of 9 directors (David A. Donnini, Jason Few, Robert J. Gerrard, Jr., Tony G. Holcombe, James B. Lipham, Robert J. Marino, Jack Pearlstein, Collin E. Roche, Timothy A. Samples).

Proposal II.	Ratify and approve the selection of Ernst & Young LLP as the Independent registered public accounting firm for Syniverse Holdings, Inc. for 2008

The results of the voting were as follows:

Proposal	Affirmative Votes	Withheld Votes	Abstentions/Broker Non-Votes
I (Donnini)	28,045,860	35,530,164	—
I (Few)	60,952,707	2,623,317	—
I (Gerrard, Jr.)	61,032,674	2,543,350	—
I (Holcombe)	60,841,208	2,734,816	—
I (Lipham)	29,678,097	33,897,927	—
I (Marino)	60,841,108	2,734,916	—
I (Pearlstein)	61,032,374	2,543,650	—
I (Roche)	35,417,524	28,158,500	—
I (Samples)	60,953,177	2,622,847	—

II	63,350,000	223,385	2,637

All proposals received the required affirmative votes and were adopted by the shareholders.

ITEM 5:	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: August 8, 2008	/s/ David W. Hitchcock
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