Form 10-Q
period 2008-09-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2008-11-06
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Shares Outstanding as of November 4, 2008

Syniverse Holdings, Inc.: 68,432,471 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$126,035	$49,086
Accounts receivable, net of allowances of $644 and $762, respectively	98,599	79,378
Prepaid and other current assets	16,099	12,240

Total current assets	240,733	140,704

Property and equipment, net	47,699	43,856
Capitalized software, net	60,740	62,615
Deferred costs, net	9,456	10,786
Goodwill	608,952	616,304
Identifiable intangibles, net	215,791	232,023
Other assets	2,130	1,262

Total assets	$1,185,501	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,233	$5,006
Accrued payroll and related benefits	17,935	12,016
Accrued interest	1,797	5,910
Deferred revenues	5,422	5,327
Other accrued liabilities	30,994	34,789
Current portion of Term Note B	3,463	3,459

Total current liabilities	66,844	66,507

Long-term liabilities:
Deferred tax liabilities	65,086	43,587
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	339,354	344,476
Other long-term liabilities	6,457	7,188

Total long-term liabilities	585,897	570,251

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,844,182 shares issued and 68,446,184 shares outstanding and 68,683,075 shares issued and 68,302,956 shares outstanding at September 30, 2008 and December 31, 2007, respectively	68	68
Additional paid-in capital	469,198	463,711
Retained earnings	66,063	4,851
Accumulated other comprehensive income (loss)	(2,539)	2,191
Common stock held in treasury, at cost; 391,998 and 380,119 at September 30, 2008 and December 31, 2007, respectively	(30)	(29)

Total stockholders’ equity	532,760	470,792

Total liabilities and stockholders’ equity	$1,185,501	$1,107,550

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$137,169	$100,278	380,433	$276,031

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	$43,133	34,584	122,700	102,100
Sales and marketing	11,071	7,483	34,025	21,947
General and administrative	19,784	14,317	57,794	41,920
Depreciation and amortization	13,809	10,861	41,233	31,864
Restructuring	(46)	(319)	(29)	2,236

	87,751	66,926	255,723	200,067

Operating income	$49,418	33,352	124,710	75,964

Other income (expense), net:
Interest income	504	424	1,416	1,351
Interest expense	(9,190)	(6,625)	(28,317)	(18,748)
Other, net	(164)	(90)	(379)	38

	$(8,850)	(6,291)	(27,280)	(17,359)

Income before provision for income taxes	40,568	27,061	97,430	58,605
Provision for income taxes	15,101	10,582	36,218	22,812

Net income	$25,467	$16,479	61,212	$35,793

Net income per common share:
Basic	$0.38	$0.24	$0.91	$0.53

Diluted	$0.37	$0.24	$0.90	$0.53

Weighted average common shares outstanding:
Basic	67,757	67,377	67,629	67,298

Diluted	68,204	67,607	68,075	67,467

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$61,212	$35,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	42,563	32,661
Provision for (recovery of) uncollectible accounts	(129)	203
Deferred income tax expense	24,006	19,086
Stock-based compensation	3,738	2,445
Loss on disposition of property	478	1,061
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,664)	(8,314)
Other current assets	(3,518)	(1,513)
Accounts payable	8,205	618
Other current liabilities	(6,949)	(10,022)
Other assets and liabilities	(26)	(3,982)

Net cash provided by operating activities	109,916	68,036

Cash flows from investing activities
Capital expenditures	(29,406)	(21,974)
Acquisition of BSG Wireless	(823)	—
Acquisition of ITHL	—	(735)

Net cash used in investing activities	(30,229)	(22,709)

Cash flows from financing activities
Debt issuance costs	—	(6,428)
Principal payments on senior credit facility	(2,654)	(24,561)
Employee stock purchase plan	388	430
Stock options exercised	1,951	294
Minimum tax withholding on restricted stock awards	(590)	(275)
Purchase of treasury stock	(1)	(1)

Net cash used in financing activities	(906)	(30,541)

Effect of exchange rate changes on cash	(1,832)	552

Net increase in cash	76,949	15,338
Cash at beginning of period	49,086	26,704

Cash at end of period	$126,035	$42,042

Supplemental cash flow information
Interest paid	$31,018	$21,421
Income taxes paid	9,059	2,826

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. We provide our services to more than 600 operators in over 120 countries.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc.(Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of Syniverse Inc. and all of its subsidiaries. References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services, enterprise solutions and off-network database query fees to wireless operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, Short Message Service (SMS), Multimedia Messaging Services (MMS), Near Real-Time Roaming Data Exchange (NRTRDE) services, interstandard roaming solutions and Mobile Data Roaming (MDR) services, revenues vary based on the number or size of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearinghouse and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the transactions are processed. Additionally, we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

Due to our billing cycles, which for some products lag as much as 40 days after the month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have not been materially different from our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted services could adversely affect our estimates of unbilled revenue. As of September 30, 2008 and December 31, 2007, our estimates of unbilled revenues were $7,266 and $7,117, respectively.

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings available to common shareholders are the same as reported net income for all periods presented. Diluted net income per common share includes the potential dilution from the exercise of stock options and restricted stock. For the three and nine months ended September 30, 2008, options to purchase 280,380 and 254,220 shares of common stock, respectively, were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2007, options to purchase 444,757 and 578,757 shares of common stock, respectively, were excluded for the same reason. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table displays the computation of net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic and diluted net income per common share:
Net income available to common shareholders	$25,467	$16,479	$61,212	$35,793

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,757,215	67,377,332	67,628,621	67,297,664
Unvested common stock	—	41,576	—	53,454
Potentially dilutive stock options and restricted stock	446,403	188,501	446,586	115,802

Diluted weighted-average common shares outstanding	68,203,618	67,607,409	68,075,207	67,466,920

Basic net income per common share	$0.38	$0.24	$0.91	$0.53

Diluted net income per common share	$0.37	$0.24	$0.90	$0.53

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments. Comprehensive income, net of taxes, for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$25,467	$16,479	$61,212	$35,793
Foreign currency translation gain (loss), net of taxes	(10,907)	901	(4,730)	918

Total comprehensive income	$14,560	$17,380	$56,482	$36,711

The balance in accumulated other comprehensive income as of September 30, 2008 and December 31, 2007 is comprised of foreign currency translation adjustments.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of September 30, 2008 and December 31, 2007, our investment was $888 and is included in other assets.

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

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. Revenues by service offerings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Technology Interoperability Services	$88,568	$51,006	$237,577	$130,862
Network Services	31,097	31,990	92,382	93,659
Number Portability Services	8,076	7,060	21,462	20,104
Call Processing Services	7,546	8,191	23,248	23,821
Enterprise Solutions	524	943	1,943	3,223
Off Network Database Queries	1,358	1,088	3,821	4,362

Total Revenues	$137,169	$100,278	$380,433	$276,031

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
North America (U.S. and Canada)	$98,346	$77,274	$271,491	$213,219
Asia Pacific	10,357	11,279	32,430	30,528
Caribbean and Latin America (includes Mexico)	8,099	6,243	23,413	17,027
Europe, Middle East and Africa	19,009	4,394	49,278	10,895
Off Network Database Queries (i)	1,358	1,088	3,821	4,362

Total Revenues	$137,169	$100,278	$380,433	$276,031

(i)	Off-Network Database Queries are not allocated to geograghic regions.

For the three months ended September 30, 2008 and 2007, we derived 68.7% and 72.5%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2008 and 2007, we derived 67.9% and 73.1%, respectively, of our revenues from customers in the United States.

Derivatives

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. As of September 30, 2008 and December 31, 2007, we did not have any derivative instruments. Refer to Note 10 “Subsequent Event” for discussion of derivative instrument entered into on October 6, 2008.

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

4. Acquisition of BSG Wireless

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited (BSG) pursuant to a Share Purchase Agreement, dated April 1, 2007. Under the Purchase Agreement, we acquired all of the outstanding share capital of Billing Services Group Luxembourg S. à r.l. and Billing Services Group Asia Limited from BSG for an aggregate purchase price of $293,578 in cash, which included debt repaid at closing and acquisition related costs of $6,608. The acquisition was funded through the draw down of our amended and restated credit facility, which included a delayed draw term loan of $160,000 in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130,000 intended to finance this acquisition. The acquisition was accounted for using the purchase method of accounting. The total purchase price of $293,578 was allocated to the assets and liabilities, on a preliminary basis, based upon their estimated fair value as of the date of the acquisition. As a result, the purchase price allocation is not yet finalized and preliminary estimates and assumptions are subject to change.

5. Goodwill

The changes to the carrying value of goodwill during the nine months ended September 30, 2008 were as follows:

Goodwill balance as of December 31, 2007	$616,304
Purchase price adjustments from acquisition of BSG Wireless	(1,043)
Effect of foreign currency translation	(6,309)

Goodwill balance as of September 30, 2008	$608,952

6. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing.

The impact to our income from operations of recording stock-based compensation for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of operations	$56	$63	$137	$138
Sales and marketing	346	250	963	386
General and administrative	912	663	2,638	1,921

Total stock-based compensation	$1,314	$976	$3,738	$2,445

The following table summarizes information about our option activity:

Stock Options	Shares
Outstanding at December 31, 2007	1,204,679
Granted	702,200
Exercised	(148,559)
Cancelled or expired	(84,742)

Outstanding at September 30, 2008	1,673,578

Exercisable at September 30, 2008	431,339

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2007	796,000
Granted	133,700
Vested	(148,800)
Forfeited	(123,400)

Unvested at September 30, 2008	657,500

During the nine months ended September 30, 2008, we issued 148,559 shares related to stock option exercises and 30,806 shares related to the employee stock purchase plan and repurchased 11,879 shares. During the nine months ended September 30, 2007, we issued 23,987 shares related to stock option exercises and 23,612 shares related to employee stock purchase plan issuances and repurchased no shares.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse Inc.’s common stock was not traded on public markets. Therefore, a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. Due to the limited time in which our stock has been publicly traded, we used the average volatility of comparable companies for options issued subsequent to our initial public offering.

SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, as well as the minimal forfeitures we expect to experience, our forfeiture rate is not material to our fair value calculation; therefore, we currently use actual forfeitures in our calculations.

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provided for grants to independent directors to purchase up to 20,000 shares upon election to the board. The plans had a term of five years and provided for the granting of options to purchase shares of Syniverse Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for purchase of our common stock.

Under the plans, the options have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 402,400 shares of common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan.

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options under these plans. As of September 30, 2008, there were options to purchase 137,434 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan.

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

As of September 30, 2008, there were 1,435,904 options outstanding, vesting 33 1/3% per year, which had been granted to certain directors, executive officers and other employees. As of September 30, 2008, there were 657,500 unvested restricted shares outstanding, vesting 20% per year, which had been granted to certain directors, executive officers and other employees.

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

As of September 30, 2008, approximately 404,324 shares were reserved for future issuance. As of September 30, 2008, there were 121 enrollments under the Purchase Plan.

7. Restructurings

In August 2006, we completed a restructuring plan in our operations and marketing groups, resulting in the termination of 30 employees. As a result, we incurred $741 in severance related costs. The balance in this restructuring accrual was reduced to zero during the first quarter of 2008.

In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $664 in severance related costs and $1,384 in costs associated with the lease termination of our corporate aircraft. The balance in this restructuring accrual was reduced to zero during the third quarter of 2008.

In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $449. The balance in this restructuring accrual was reduced to zero during the third quarter of 2008.

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

As of September 30, 2008, the balance in our restructuring accrual was $290. In the nine months ended September 30, 2008, we had the following activity in our restructuring accruals:

	December 31, 2007 Balance	Additions	Payments	Reductions		September 30, 2008 Balance
August 2006 Restructuring Termination costs	$20	$—	$—	$(20)		$—
January 2007 Restructuring Termination costs	185	—	(185)	—		—
June 2007 Restructuring Termination costs	123	37	(114)	(46)		—
December 2007 Restructuring * Termination costs	2,027	—	(1,289)	(448	) +	290

Total	$2,355	$37	$(1,588)	$(514)		$290

*	These accruals were reflected in purchase accounting.
+	Adjustment to goodwill

8. Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted tax laws and rates. Our effective tax rate was 37.22% and 37.17% for the three and nine months ended September 30, 2008, respectively, and 39.10% and 38.93% for the three and nine months ended September 30, 2007, respectively.

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2008, we have considered all of the claims and disputes of which we are aware and have provided for probable losses as part of the allowance for doubtful accounts, allowance for credit memos or accrued liabilities.

10. Subsequent Events

On October 5, 2008, Lehman Commercial Paper Inc. (Lehman CPI) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman CPI is the administrative agent of our senior credit facility. Lehman CPI has $28,200 (45.5 percent) of the $62,000 in commitments under our undrawn revolving credit line. It is doubtful Lehman CPI will honor its obligations under the revolving credit line. We do not expect that the Lehman CPI bankruptcy filing will have a material adverse effect on our liquidity or financial position.

On October 6, 2008, we entered into an agreement to hedge $100,000 of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

11. Supplemental Consolidating Financial Information

Syniverse Technologies, Inc.’s (Syniverse) payment obligations under the senior notes are guaranteed by Syniverse Inc. and all domestic subsidiaries of Syniverse including Syniverse Brience (collectively, the “Guarantors”). The results of Syniverse Technologies BV, Syniverse Holdings Limited, Perfect Profits International Limited and Syniverse Technologies Limited Luxembourg S. à r.l. are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. and Syniverse using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$79,868	$46,123	$—	$126,035
Accounts receivable, net of allowances	—	71,704	26,895	—	98,599
Accounts receivable—affiliates	3,998	15,813	2,484	(22,295)	—
Prepaid and other current assets	—	8,967	7,132	—	16,099

Total current assets	4,042	176,352	82,634	(22,295)	240,733

Property and equipment, net	—	44,041	3,658	—	47,699
Capitalized software, net	—	41,704	19,036	—	60,740
Deferred costs, net	—	9,456	—	—	9,456
Goodwill	—	361,317	247,635	—	608,952
Identifiable intangibles, net	—	157,088	58,703	—	215,791
Other assets	—	84,654	197	(82,721)	2,130
Investment in subsidiaries	529,222	267,782	—	(797,004)	—

Total assets	$533,264	$1,142,394	$411,863	$(902,020)	$1,185,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,109	$5,124	$—	$7,233
Accounts payable—affiliates	299	—	18,698	(18,997)	—
Accrued payroll and related benefits	236	13,499	4,200	—	17,935
Accrued interest	—	1,797	3,298	(3,298)	1,797
Deferred revenues	—	983	4,439	—	5,422
Other accrued liabilities	(31)	26,742	4,283	—	30,994
Current portion of Term Note B	—	3,463	—	—	3,463

Total current liabilities	504	48,593	40,042	(22,295)	66,844

Long-term liabilities:
Deferred tax liabilities	—	48,931	16,155	—	65,086
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	339,354	—	—	339,354
Other long-term liabilities	—	1,294	87,884	(82,721)	6,457

Total long-term liabilities	—	564,579	104,039	(82,721)	585,897

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	469,198	465,698	249,927	(715,625)	469,198
Retained earnings	66,063	66,063	21,241	(87,304)	66,063
Accumulated other comprehensive loss	(2,539)	(2,539)	(3,501)	6,040	(2,539)
Common stock held in treasury, at cost	(30)	—	—	—	(30)

Total stockholders’ equity	532,760	529,222	267,782	(797,004)	532,760

Total liabilities and stockholders’ equity	$533,264	$1,142,394	$411,863	$(902,020)	$1,185,501

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$110,279	$26,890	$—	$137,169

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	56	34,154	8,923	—	43,133
Sales and marketing	345	7,260	3,466	—	11,071
General and administrative	912	15,617	3,255	—	19,784
Depreciation and amortization	—	10,396	3,413	—	13,809
Restructuring	—	(46)	—	—	(46)

	1,313	67,381	19,057	—	87,751

Operating income (loss)	(1,313)	42,898	7,833	—	49,418

Other income (expense), net:
Income from equity investment	26,263	7,891	—	(34,154)	—
Interest income	—	246	258	—	504
Interest expense	—	(9,190)	—	—	(9,190)
Other, net	—	(13)	(151)	—	(164)

	26,263	(1,066)	107	(34,154)	(8,850)

Income before provision for income taxes	24,950	41,832	7,940	(34,154)	40,568

Provision for income taxes	(517)	15,569	49	—	15,101

Net income	25,467	26,263	7,891	(34,154)	25,467

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$305,740	$74,693	$—	$380,433

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	137	99,110	23,453	—	122,700
Sales and marketing	962	21,839	11,224	—	34,025
General and administrative	2,638	45,162	9,994	—	57,794
Depreciation and amortization	—	30,909	10,324	—	41,233
Restructuring	—	(29)	—	—	(29)

	3,737	196,991	54,995	—	255,723

Operating income (loss)	(3,737)	108,749	19,698	—	124,710

Other income (expense), net:
Income from equity investment	63,477	18,527	—	(82,004)	—
Interest income	2	557	857	—	1,416
Interest expense	—	(28,317)	—	—	(28,317)
Other, net	—	(117)	(262)	—	(379)

	63,479	(9,350)	595	(82,004)	(27,280)

Income before provision for income taxes	59,742	99,399	20,293	(82,004)	97,430

Provision for income taxes	(1,470)	35,922	1,766	—	36,218

Net income	61,212	63,477	18,527	(82,004)	61,212

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$61,212	$63,477	$18,527	$(82,004)	$61,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	32,444	10,119	—	42,563
Provision for (recovery of) uncollectible accounts	—	(145)	16	—	(129)
Deferred income tax expense	—	24,051	(45)	—	24,006
Income from equity investment	(63,477)	(18,527)	—	82,004	—
Stock-based compensation	3,738	—	—	—	3,738
Loss on disposition of property	—	478	—	—	478
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(12,143)	(7,521)	—	(19,664)
Other current assets	—	149	(3,667)	—	(3,518)
Accounts payable	—	(962)	9,167	—	8,205
Other current liabilities	(517)	862	(7,294)	—	(6,949)
Other assets and liabilities	(2,703)	2,261	416	—	(26)

Net cash provided by (used in) operating activities	(1,747)	91,945	19,718	—	109,916

Cash flows from investing activities
Capital expenditures	—	(23,723)	(5,683)	—	(29,406)
Acquisition of BSG Wireless	—	(823)	—	—	(823)

Net cash used in investing activities	—	(24,546)	(5,683)	—	(30,229)

Cash flows from financing activities

Principal payments on senior credit facility	—	(2,654)	—	—	(2,654)
Employee stock purchase plan	388	—	—	—	388
Stock options exercised	1,951	—	—	—	1,951
Minimum tax withholding on restricted stock awards	(590)	—	—	—	(590)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by financing activities	1,748	(2,654)	—	—	(906)

Effect of exchange rate changes on cash	—	1	(1,833)	—	(1,832)

Net increase in cash	1	64,746	12,202	—	76,949
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$44	$79,867	$46,124	$—	$126,035

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$15,121	$33,922	$—	$49,086
Accounts receivable, net of allowances	—	57,861	21,517	—	79,378
Accounts receivable—affiliates	2,051	5,799	—	(7,850)	—
Prepaid and other current assets	—	6,516	5,724	—	12,240

Total current assets	2,094	85,297	61,163	(7,850)	140,704

Property and equipment, net	—	41,862	1,994	—	43,856
Capitalized software, net	—	42,765	19,850	—	62,615
Deferred costs, net	—	10,786	—	—	10,786
Goodwill	—	361,318	254,986	—	616,304
Identifiable intangibles, net	—	166,069	65,954	—	232,023
Other assets	—	1,062	200	—	1,262
Investment in subsidiaries	469,003	349,348	—	(818,351)	—

Total assets	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,399	$2,607	$—	$5,006
Accounts payable—affiliates	298	—	7,552	(7,850)	—
Accrued payroll and related benefits	38	9,844	2,134	—	12,016
Accrued interest	—	5,910	—	—	5,910
Deferred revenues	—	1,003	4,324		5,327
Other accrued liabilities	(31)	19,343	15,477	—	34,789
Current portion of Term Note B	—	3,459	—	—	3,459

Total current liabilities	305	41,958	32,094	(7,850)	66,507

Long-term liabilities:
Deferred tax liabilities	—	21,103	22,484	—	43,587
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	344,476	—	—	344,476
Other long-term liabilities	—	6,967	221	—	7,188

Total long-term liabilities	—	547,546	22,705	—	570,251

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	463,711	461,961	341,466	(803,427)	463,711
Retained earnings	4,851	4,851	1,461	(6,312)	4,851
Accumulated other comprehensive income	2,191	2,191	6,306	(8,497)	2,191
Common stock held in treasury, at cost	(29)	—	—	—	(29)

Total stockholders’ equity	470,792	469,003	349,348	(818,351)	470,792

Total liabilities and stockholders’ equity	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$87,666	$12,612	$—	$100,278

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	63	29,802	4,719	—	34,584
Sales and marketing	250	4,896	2,337	—	7,483
General and administrative	663	12,484	1,170	—	14,317
Depreciation and amortization	—	10,199	662	—	10,861
Restructuring	—	(319)	—	—	(319)

	976	57,062	8,888	—	66,926

Operating income (loss)	(976)	30,604	3,724	—	33,352

Other income (expense), net:
Income from equity investment	17,069	3,356	—	(20,425)	—
Interest income	1	347	76	—	424
Interest expense	—	(6,625)	—	—	(6,625)
Other, net	—	128	(218)	—	(90)

	17,070	(2,794)	(142)	(20,425)	(6,291)

Income before provision for income taxes	16,094	27,810	3,582	(20,425)	27,061

Provision for income taxes	(385)	10,741	226	—	10,582

Net income	16,479	17,069	3,356	(20,425)	16,479

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$247,279	$28,752	$—	$276,031

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	138	89,256	12,706	—	102,100
Sales and marketing	386	15,350	6,211	—	21,947
General and administrative	1,921	35,859	4,140	—	41,920
Depreciation and amortization	—	29,843	2,021	—	31,864
Restructuring	—	2,236	—		2,236

	2,445	172,544	25,078	—	200,067

Operating income (loss)	(2,445)	74,735	3,674	—	75,964

Other income (expense), net:
Income from equity investment	37,275	3,382	—	(40,657)	—
Interest income	2	1,152	197	—	1,351
Interest expense	—	(18,747)	(1)	—	(18,748)
Other, net	—	129	(91)	—	38

	37,277	(14,084)	105	(40,657)	(17,359)

Income before provision for income taxes	34,832	60,651	3,779	(40,657)	58,605

Provision for income taxes	(961)	23,376	397	—	22,812

Net income	35,793	37,275	3,382	(40,657)	35,793

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$35,793	$37,275	$3,382	$(40,657)	$35,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	30,786	1,875	—	32,661
Provision for uncollectible accounts	—	203	—	—	203
Deferred income tax expense	—	18,182	904	—	19,086
Income from equity investment	(37,275)	(3,382)	—	40,657	—
Stock-based compensation	2,445	—	—	—	2,445
Loss on disposition of property	—	1,061	—	—	1,061
Changes in operating assets and liabilities, net of acquisitions:					—
Accounts receivable	—	(9,979)	1,665	—	(8,314)
Other current assets	—	(2,200)	687	—	(1,513)
Accounts payable	—	1,880	(1,262)	—	618
Other current liabilities	(962)	(8,067)	(993)	—	(10,022)
Other assets and liabilities	(393)	(3,631)	42	—	(3,982)

Net cash provided by (used in) operating activities	(392)	62,128	6,300	—	68,036

Cash flows from investing activities
Capital expenditures	—	(21,200)	(774)	—	(21,974)
Acquisition of ITHL	—	14	(749)	—	(735)

Net cash used in investing activities	—	(21,186)	(1,523)	—	(22,709)

Cash flows from financing activities
Debt issuance costs	—	(6,428)	—	—	(6,428)
Principal payments on senior credit facility	—	(24,561)	—	—	(24,561)
Employee stock purchase plan	430	—	—	—	430
Stock options exercised	294	—	—	—	294
Minimum tax withholding on restricted stock awards	(330)	—	55	—	(275)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	393	(30,989)	55	—	(30,541)

Effect of exchange rate changes on cash	—	—	552	—	552

Net increase in cash	1	9,953	5,384	—	15,338
Cash at beginning of period	41	18,920	7,743	—	26,704

Cash at end of period	$42	$28,873	$13,127	$—	$42,042

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Overview

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), caller ID, number portability and wireless video services. We provide our services to more than 600 operators in over 120 countries.

Company History

We were founded in 1987 as GTE Telecommunication Services Inc. (TSI), a unit of GTE Corporation (GTE), to address the industry-wide need for inter-operator wireless roaming telephone service. As the wireless industry has grown, we have continuously enhanced and extended our service offerings to meet the evolving technology service requirements of the telecommunications industry.

In early 2000, GTE combined our business with its Intelligent Network Services business, a leading Signaling System 7 (SS7) network and intelligent network database provider. This combination enhanced our services suite to include national SS7 signaling and intelligent network database management capabilities. In June 2000, GTE and Bell Atlantic Corporation merged to form Verizon Communications. As a result of this transaction, we became an indirect, wholly owned subsidiary of Verizon Communications Inc. (Verizon).

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

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited (BSG) pursuant to a Share Purchase Agreement, dated April 1, 2007. Under the Purchase Agreement, we acquired all of the outstanding share capital of Billing Services Group Luxembourg S. à r.l. and Billing Services Group Asia Limited from BSG for an aggregate purchase price of $293.6 million in cash, which included debt paid repaid at closing and acquisition related costs of $6.6 million. The acquisition was funded through the draw down of our amended and restated credit facility, which included a delayed draw term loan of $160.0 million in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million intended to finance this acquisition. The acquisition allows us to combine our industry-leading technology interoperability and network services capabilities with BSG Wireless’ GSM data clearing expertise, European, Middle Eastern and Asian operator relationships, and financial clearing and settlement capabilities.

Verizon Acquisition of Alltel

During the second quarter of 2008, Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel), subject to regulatory approval. The impact of the combination of these two customers on us ranges across a variety of services, which affect revenues we receive not only from Verizon and Alltel, but from other roaming partners as well. Shortly after this transaction was announced, we performed an analysis of its impact to our business. Using our then current outlook for 2008, we estimated that if the Verizon and Alltel merger had been announced and fully integrated as of January 1, 2008, we believe the full-year impact to 2008 would have been a $33.0 million to $36.0 million decrease to our revenues. We have made certain assumptions in calculating this revenue impact. Our analysis assumes a loss of all the roaming traffic between Verizon and Alltel plus other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. Where Syniverse is the vendor to either Verizon or Alltel, but not both, we have assumed a loss of all Alltel services where Verizon is using a different vendor. We also assumed that we keep those services we provide for Verizon. If Alltel is using a different vendor, we do not assume a switch to Syniverse. We also assumed the affected services from these customers to grow by 15% to 20% annually and that 60% of the impact would be in the first 12 months after closing of the merger based on the expected integration timeline. The analysis described above is based on current information available at this time and we can provide no assurance that the actual impact of this transaction will not be more or less than described in our analysis.

Potential Alltel/Sprint Insourcing Initiative

As a result of the significant volume growth in messaging and mobile data in the wireless industry, we understand that some operators are beginning to explore various ways to reduce their costs to deliver these services to their subscribers. The most significant operator initiative of which we are aware, and could have an immediate effect on our revenue, relates to a proposed insourcing arrangement between two of our CDMA customers – Alltel and Sprint. Specifically, we understand that these customers have proposed, and have been working towards, the insourcing of their mobile data roaming platforms during the fourth quarter of 2008. If this initiative is consummated, transactions between these two operators would no longer be processed through our platform.

While we cannot predict the likelihood or the timing of the consummation of this initiative, we do anticipate that such an initiative, if consummated upon the terms that have been targeted, would result in a reduction in revenues in the range of $6.0 to $8.0 million during the fourth quarter of 2008, which includes the impact of volumes from both customers.

The full year revenue impact of this proposed insourcing initiative should be analyzed in two distinct components, if the initiative occurred on January 1, 2008:

•

First, the revenue effect of the Alltel volumes that we expect will no longer be processed through our platform because of the insourcing initiative was included as a component of the $33.0 to $36.0 million annual revenue estimate discussed as a result of the Verizon acquisition of Alltel, above. Accordingly, the revenue impact of the insourcing initiative for the Alltel volumes is not an incremental impact; rather, it is an acceleration in the loss of revenue. We would now expect to see an acceleration in the loss of revenue from 60% to 80% in the first twelve months after Verizon’s acquisition is completed.

•	The estimated full year impact on 2008 revenue associated with Sprint’s mobile data roaming volumes is $16.0 to $18.0 million. We presently expect these services to grow 20% annually.

New Products

In September 2008, we announced we are working with Colibria to develop an Advanced Messaging Hub solution. This hub will deliver seamless interworking between operators for instant messaging (IM), SMS, MMS and subscriber presence applications. This advanced messaging hub will be the first to offer interworking and interconnection between all messaging types. This type of solution plays to our core interoperability strengths while enabling us to capitalize on the emerging mobile IM market in a cost-efficient manner. We have structured our agreement with Colibria as a joint development agreement where we each bring our core capabilities to develop a state-of-the-art solution where we will own the intellectual property. We will be contributing $4.0 to $5.0 million in capital expenditures to this joint development effort with approximately $2.0 million in 2008.

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We also generate revenues through the sale of software licenses, hardware and professional services. We generate our revenues through the sale of our technology interoperability services, network services, number portability services, call processing services, enterprise solutions and off-network database query fees to telecommunications operators throughout the world. Generally, there is a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

Future increases or decreases in revenues are dependent on many factors, such as industry subscriber growth, subscriber habits, and volume and pricing trends, with few of these factors known in advance. From time to time, specific events such as customer contract renewals at different terms, a customer contract termination, a customer’s decision to change technologies or to provide solutions in-house, or a consolidation of operators will be known to us and then we can estimate their impact on our revenues.

Set forth below is a brief description of our primary service offerings and associated revenue recognition:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide Short Message Service (SMS), Multimedia Messaging Services (MMS) routing and translation, Near Real-Time Roaming Data Exchange (NRTRDE) services, interstandard roaming solutions and Mobile Data Roaming (MDR) services between operators. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution among operators. We primarily generate revenues by charging per-transaction processing fees based on the number or size of data/messaging records provided to us by wireless operators for our wireless roaming clearinghouse and SMS and MMS routing services. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure. With our acquisition of BSG Wireless, we provide financial settlement services to GSM operators. We primarily generate revenues by charging fees based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the transactions are processed. Additionally, we provide mobile data solutions that include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Some of these solutions contain multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

•

Enterprise Solutions Services. Our enterprise wireless data management platform allows operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. Our enterprise solutions services revenues have declined as customers migrate off of our wireless data management platform and we expect this decline to continue.

•

Off-Network Database Query Fees. Through interconnection with other operator networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. We expect a continued decline in these revenues as customers seek direct connections with the database providers.

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•

Cost of operations includes data processing costs, network costs, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•

General and administrative includes research and development expenses, a portion of the expenses associated with our facilities, business development expenses, and expenses for executive, finance, legal, human resources and other administrative departments and professional service fees relating to these functions. Our research and development expenses, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•

Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30, 2008	% of Revenues	Three Months Ended September 30, 2007	% of Revenues	2008 vs. 2007 $	Change %
Revenues:
Technology Interoperability Services	$88,568	64.6%	$51,006	50.9%	$37,562	73.6%
Network Services	31,097	22.7%	31,990	31.9%	(893)	(2.8)%
Number Portability Services	8,076	5.9%	7,060	7.0%	1,016	14.4%
Call Processing Services	7,546	5.5%	8,191	8.2%	(645)	(7.9)%
Enterprise Solutions	524	0.4%	943	0.9%	(419)	(44.5)%

Revenues excluding Off-Network Data Base	135,811	99.0%	99,190	98.9%	36,621	36.9%
Off-Network Database Query Fees	1,358	1.0%	1,088	1.1%	270	24.8%

Total revenues	137,169	100.0%	100,278	100.0%	36,891	36.8%

Costs and expenses:
Cost of operations	43,133	31.4%	34,584	34.5%	8,549	24.7%
Sales and marketing	11,071	8.1%	7,483	7.5%	3,588	47.9%
General and administrative	19,784	14.4%	14,317	14.3%	5,467	38.2%
Depreciation and amortization	13,809	10.1%	10,861	10.8%	2,948	27.1%
Restructuring	(46)	(0.0)%	(319)	(0.3)%	273	(85.6)%

	87,751	64.0%	66,926	66.7%	20,825	31.1%

Operating income	49,418	36.0%	33,352	33.3%	16,066	48.2%

Other income (expense), net:
Interest income	504	0.4%	424	0.4%	80	18.9%
Interest expense	(9,190)	(6.7)%	(6,625)	(6.6)%	(2,565)	38.7%
Other, net	(164)	(0.1)%	(90)	(0.1)%	(74)	82.2%

	(8,850)	(6.5)%	(6,291)	(6.3)%	(2,559)	40.7%

Income before provision for income taxes	40,568	29.6%	27,061	27.0%	13,507	49.9%
Provision for income taxes	15,101	11.0%	10,582	10.6%	4,519	42.7%

Net income	$25,467	18.6%	$16,479	16.4%	$8,988	54.5%

	Nine Months Ended September 30, 2008	% of Revenues	Nine Months Ended September 30, 2007	% of Revenues	2008 vs. 2007 $	Change %
Revenues:
Technology Interoperability Services	$237,577	62.4%	$130,862	47.4%	$106,715	81.5%
Network Services	92,382	24.3%	93,659	33.9%	(1,277)	(1.4)%
Number Portability Services	21,462	5.6%	20,104	7.3%	1,358	6.8%
Call Processing Services	23,248	6.1%	23,821	8.6%	(573)	(2.4)%
Enterprise Solutions	1,943	0.5%	3,223	1.2%	(1,280)	(39.7)%

Revenues excluding Off-Network Data Base	376,612	99.0%	271,669	98.4%	104,943	38.6%
Off-Network Database Query Fees	3,821	1.0%	4,362	1.6%	(541)	(12.4)%

Total revenues	380,433	100.0%	276,031	100.0%	104,402	37.8%

Costs and expenses:
Cost of operations	122,700	32.3%	102,100	37.0%	20,600	20.2%
Sales and marketing	34,025	8.9%	21,947	8.0%	12,078	55.0%
General and administrative	57,794	15.2%	41,920	15.2%	15,874	37.9%
Depreciation and amortization	41,233	10.8%	31,864	11.5%	9,369	29.4%
Restructuring	(29)	(0.0)%	2,236	0.8%	(2,265)	(101.3)%

	255,723	67.2%	200,067	72.5%	55,656	27.8%

Operating income	124,710	32.8%	75,964	27.5%	48,746	64.2%

Other income (expense), net:
Interest income	1,416	0.4%	1,351	0.5%	65	4.8%
Interest expense	(28,317)	(7.4)%	(18,748)	(6.8)%	(9,569)	51.0%
Other, net	(379)	(0.1)%	38	0.0%	(417)	(1097.4)%

	(27,280)	(7.2)%	(17,359)	(6.3)%	(9,921)	57.2%

Income before provision for income taxes	97,430	25.6%	58,605	21.2%	38,825	66.2%
Provision for income taxes	36,218	9.5%	22,812	8.3%	13,406	58.8%

Net income	$61,212	16.1%	$35,793	12.9%	$25,419	71.0%

Revenues by geographic region for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended September 30, 2008	% of Revenues	Three Months Ended September 30, 2007	% of Revenues	2008 vs. 2007 $	2008 vs. 2007%
North America (U.S. and Canada)	$98,346	71.7%	$77,274	77.1%	$21,072	27.3%
Asia Pacific	10,357	7.6%	11,279	11.2%	(922)	(8.2)%
Caribbean and Latin America (includes Mexico)	8,099	5.9%	6,243	6.2%	1,856	29.7%
Europe, Middle East and Africa	19,009	13.9%	4,394	4.4%	14,615	332.6%

Subtotal non- North American Revenue	37,465	27.3%	21,916	21.8%	15,549	71.0%

Revenues excluding Off Network Database Queries	135,811	99.0%	99,190	98.9%	36,621	36.9%
Off-Network Database Queries	1,358	1.0%	1,088	1.1%	270	24.8%

Total Revenues	$137,169	100.0%	$100,278	100.0%	$36,891	36.8%

	Nine Months Ended September 30, 2008	% of Revenues	Nine Months Ended September 30, 2007	% of Revenues	2008 vs. 2007 $	2008 vs. 2007%
North America (U.S. and Canada)	$271,491	71.4%	$213,219	77.2%	$58,272	27.3%
Asia Pacific	32,430	8.5%	30,528	11.1%	1,902	6.2%
Caribbean and Latin America (includes Mexico)	23,413	6.2%	17,027	6.2%	6,386	37.5%
Europe, Middle East and Africa	49,278	13.0%	10,895	3.9%	38,383	352.3%

Subtotal non- North American Revenue	105,121	27.6%	58,450	21.2%	46,671	79.8%

Revenues excluding Off Network Database Queries	376,612	99.0%	271,669	98.4%	104,943	38.6%
Off-Network Database Queries	3,821	1.0%	4,362	1.6%	(541)	(12.4)%

Total Revenues	$380,433	100.0%	$276,031	100.0%	$104,402	37.8%

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Revenues

Total revenues increased $36.9 million to $137.2 million for the three months ended September 30, 2008 from $100.3 million for the same period in 2007. Total revenues increased $104.4 million to $380.4 million for the nine months ended September 30, 2008 from $276.0 million for the same period in 2007. The increase in revenues was primarily due to growth in Technology Interoperability Services driven by organic volume growth in our wireless data clearinghouse services, SMS and MMS interoperability, MDR services and the addition of $42.3 million of revenues from BSG Wireless. For the year ended December 31, 2008, we expect revenues excluding off network database queries to be between $485.0 and $495.0 million.

Technology Interoperability Services revenues increased $37.6 million to $88.6 million for the three months ended September 30, 2008 from $51.0 million for the same period in 2007. Technology Interoperability Services revenues increased $106.7 million to $237.6 million for the nine months ended September 30, 2008 from $130.9 million for the same period in 2007. The increase in revenues was primarily due to organic volume growth in our wireless data clearinghouse services, SMS and MMS interoperability, MDR and the addition of $15.8 million and $42.3 million of revenues from BSG Wireless for the three and nine months ended September 30, 2008.

Effective September 30, we have extended our contract with Verizon for three years. Verizon uses a large suite of services, for its data clearing and roaming operations – products such as MDR, data clearing house, Visibility, UniRoam and a number of other services. The impact of Verizon’s new terms and reduced pricing are expected to be approximately $6.0 million in fourth quarter and remain transaction-based, primarily affecting Technology Interoperability Services.

Network Services revenues decreased $0.9 million to $31.1 million for the three months ended September 30, 2008 from $32.0 million for the same period in 2007. Network Services revenues decreased $1.3 million to $92.4 million for the nine months ended September 30, 2008 from $93.7 million for the same period in 2007. The decrease in revenues was primarily due to customer migrations off our services platform partially offset by increases in data networking and Visibility services.

Number Portability Services revenues increased $1.0 million to $8.1 million for the three months ended September 30, 2008 from $7.1 million for the same period in 2007. The increase in revenues was primarily due to higher porting. Number Portability Services revenues increased $1.4 million to $21.5 million for the nine months ended September 30, 2008 from $20.1 million for the same period in 2007. The increase was primarily driven by an increase in wireless porting volumes resulting from both specific promotions of certain significant wireless operators in the U.S. and other porting activities.

Call Processing Services revenues decreased $0.6 million to $7.5 million for the three months ended September 30, 2008 from $8.2 million for the same period in 2007. Call Processing Services revenues decreased $0.6 million to $23.2 million for the nine months ended September 30, 2008 from $23.8 million for the same period in 2007. The decrease in revenues was due to continued declines in our legacy fraud-related services and Signaling Solutions due to expected network migrations. We expect this decline to continue for our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $0.4 million to $0.5 million for the three months ended September 30, 2008 from $0.9 million for the same period in 2007. Enterprise Solutions Services revenues decreased $1.3 million to $1.9 million for the nine months ended September 30, 2008 from $3.2 million for the same period in 2007. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues increased $0.3 million to $1.4 million for the three months ended September 30, 2008 from $1.1 million for the same period in 2007. Off-Network Database Queries revenues decreased $0.5 million to $3.8 million for the nine months ended September 30, 2008 from $4.4 million for the same period in 2007. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Costs and expenses

Cost of operations increased $8.5 million to $43.1 million for the three months ended September 30, 2008 from $34.6 million for the same period in 2007. Cost of operations increased $20.6 million to $122.7 million for the nine months ended September 30, 2008 from $102.1 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless, increased performance compensation and higher data processing costs commensurate with higher revenues.

Sales and marketing expenses increased $3.6 million to $11.1 million for the three months ended September 30, 2008 from $7.5 million for the same period in 2007. Sales and marketing expenses increased $12.1 million to $34.0 million for the nine months ended September 30, 2008 from $21.9 million for the same period in 2007. The increase was primarily due to higher employee-related expenses for our global expansion, increased performance compensation and expenses incurred by BSG Wireless.

General and administrative expenses increased $5.5 million to $19.8 million for the three months ended September 30, 2008 from $14.3 million for the same period in 2007. General and administrative expenses increased $15.9 million to $57.8 million for the nine months ended September 30, 2008 from $41.9 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless, increased legal fees, increased travel, increased performance compensation and severance and relocation expenses associated with changes in our senior management team.

Depreciation and amortization expenses increased $2.9 million to $13.8 million for the three months ended September 30, 2008 from $10.9 million for the same period in 2007. Depreciation and amortization expenses increased $9.3 million to $41.2 million for the nine months ended September 30, 2008 from $31.9 million for the same period in 2007. The increase was primarily due to additional amortization of acquired intangible assets from our acquisition of BSG Wireless. Included in our depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 is approximately $21.4 million and $14.1 million, respectively, of amortization related to intangible assets recorded in purchase accounting due to acquisitions we made beginning with our February 2002 acquisition from Verizon through our December 2007 acquisition of BSG Wireless.

Restructuring expense was $0 and $(0.3) million for the three months ended September 30, 2008 and 2007, respectively. Restructuring expense was $0 and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $0.4 million.

Other

Interest income was $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. Interest income was $1.4 million for both the nine months ended September 30, 2008 and 2007. Interest income was primarily earned on outstanding cash balances.

Interest expense increased $2.6 million to $9.2 million for the three months ended September 30, 2008 from $6.6 million for the same period in 2007. Interest expense increased $9.6 million to $28.3 million for the nine months ended September 30, 2008 from $18.7 million for the same period in 2007. The increase was primarily due to higher outstanding debt resulting from the financing of our acquisition of BSG Wireless in December 2007.

Provision for income taxes increased $4.5 million to $15.1 million for the three months ended September 30, 2008 from $10.6 million for the same period in 2007. Provision for income taxes increased $13.4 million to $36.2 million for the nine months ended September 30, 2008 from $22.8 million for the same period in 2007. The increase in income taxes was primarily due to higher income before taxes. Our effective tax rate for the nine months ended September 30, 2008 was approximately 37.2% as compared to 38.9% for the same period in 2007.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$109,916	$68,036
Net cash used in investing activities	(30,229)	(22,709)
Net cash used in financing activities	(906)	(30,541)
Effect of exchange rate changes on cash	(1,832)	552

Net increase in cash	$76,949	$15,338

Net cash provided by operating activities was $109.9 million for the nine months ended September 30, 2008 as compared to $68.0 million for the same period in 2007. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, stock-based compensation and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $126.0 million at September 30, 2008 as compared to $49.1 million at December 31, 2007. This increase was primarily due to an increase in net cash provided by operating activities. Our working capital increased $99.7 million to $173.9 million at September 30, 2008 from $74.2 million at December 31, 2007 primarily due to increased cash and accounts receivable.

Net cash used in investing activities was $30.2 million for the nine months ended September 30, 2008, which includes $0.8 million associated with the acquisition of BSG Wireless as compared to $22.7 million for the same period in 2007. For the nine months ended September 30, 2008, we incurred approximately $29.4 million for capital expenditures primarily for our network infrastructure to support customer growth, non-network production upgrades and capitalized software. These capital expenditures also include amounts relating to the BSG Wireless platform integration and investments in the joint development effort with Colibria. For the nine months ended September 30, 2007, we incurred approximately $22.0 million for capital expenditures primarily for non-network production upgrades, investment in our messaging infrastructure to support our anticipated growth and capitalized software development. We expect total capital expenditures in 2008 to be approximately 8.5% of revenues compared to 7.3% in 2007.

Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2008, which includes $2.7 million of principal payments on our senior credit facility offset by $2.3 million related to stock option exercises and the employee stock purchase plan. Net cash used in financing activities was $30.5 million for the nine months ended September 30, 2007, which includes $24.6 million of principal payments on our senior credit facility and $6.4 million of debt issuance costs related to our amended and restated senior credit facility entered into on August 9, 2007.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash on hand, cash available from operations, and the availability of cash under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A subsidiary of Lehman, Lehman Commercial Paper Inc. (Lehman CPI) is a one of the lenders under our senior credit facility.

On October 5, 2008, Lehman CPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman CPI is the administrative agent of our senior credit facility. Lehman CPI has $28.2 million (45.5 percent) of the $62.0 million in commitments under our undrawn revolving credit line. It is doubtful Lehman CPI will honor its obligations under the revolving credit line. We do not expect that the Lehman CPI bankruptcy filing will have a material adverse effect on our liquidity or financial position.

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

On December 19, 2007, the delayed draw term loans of $290.0 million (delayed draw term loan of $160.0 million and Euro-denominated delayed draw term loan of the equivalent of $130.0 million) were used to fund the acquisition of the BSG Wireless including the repayment of existing debt and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts. The commitment to fund the delayed draw term loans expired at the earliest to occur of (i) the draw down to fund the acquisition of BSG Wireless, (ii) termination of the BSG acquisition agreement or (iii) September 30, 2008.

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

As of September 30, 2008 we had an aggregate face amount of $342.8 million of outstanding indebtedness under our senior credit facility representing $213.7 million in U.S. dollar denominated term loans, $129.1 million in Euro-denominated delayed draw term loans, $42.0 million available under the revolving credit facility and $18.1 million available under the Euro-denominated revolving credit line. As of September 30, 2008 the applicable interest rate was 6.2% on the term loan based on the LIBOR option, 6.2% on the delayed draw term loan based on the LIBOR option, and 7.51% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of September 30, 2008, we believe we are in compliance with all of our covenants contained in the senior credit facility.

On October 6, 2008, we entered into an agreement to hedge $100.0 million of our U.S.-denominated term loan under the senior credit facility. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7 3 /4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2008, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine months ended September 30, 2008 and 2007.

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

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of September 30, 2008, our estimated unbilled revenues were $7.3 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $0.7 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign allowance percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of September 30, 2008 and our bad debt expense for the nine months then ended to change by $0.1 million. Because we perform our analysis and establish our allowance for doubtful accounts on a customer-by-customer basis, we generally do not record a reserve for unknown factors. However, if we were to apply a reserve for unknown factors of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of September 30, 2008 and our bad debt expense for the nine months then ended by approximately $0.9 million

Allowance for Credit Memos

We maintain an allowance for credit memos based on our historical credit memo activity. In addition, we establish allowances for credit memos resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of September 30, 2008, our allowance for credit memos totaled $2.2 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.2 million.

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

If an impairment indicator existed, we would perform a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized for the nine months ended September 30, 2008.

Impairment Losses on Goodwill

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the nine months ended September 30, 2008.

Purchase Accounting

We have made estimates of the fair values of the assets acquired from our various acquisitions, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired were reduced by one year, our projected 2008 amortization expense would increase by approximately $2.9 million.

Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), resulting in a change to our liability for uncertain tax positions, which is currently $9.0 million. No increases or decreases were made to this liability during the nine months ended September 30, 2008.

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

We file our tax returns on a calendar year basis. As of December 31, 2007, we had federal net operating losses or “NOLs” of approximately $44.8 million and capital losses totaling $0.9 million, both of which we succeeded to as the result of a state law merger with Brience, Inc., now known as Syniverse Brience LLC in July 2003. As a result of this merger, our consolidated group succeeded to approximately $76 million of NOLs. The merger was treated as a tax-free reorganization under the Internal Revenue code of 1986, as amended (the “Code”). If the Internal Revenue Service were to challenge successfully this reorganization, the amount of our consolidated group’s NOLs would be substantially reduced. In addition, these NOLs are subject to the separate return limitation rules under the consolidated return regulations which means that they generally can be utilized only to offset income from Brience Inc. and other members of its consolidated group of corporations at the time the losses were generated, or their successors. Finally, Section 382 of the Code imposes an annual limitation on the use of a corporation’s NOLs if the corporation undergoes an “ownership change” during a three year testing period. In general, an ownership change occurs if, on any testing date, the beneficial ownership of the corporation by one or more “5 percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. The sale of our shares in November 2007 caused an “ownership change” within the meaning of this Section. As a result, the maximum amount of pre-change NOLs that can be used to offset our taxable income in any given year after 2007 will be limited to the product of (1) the value of our equity immediately prior to the ownership change, subject to certain adjustments, and (2) the applicable federal long-term tax-exempt interest rate published by the Internal Revenue Service. We do not believe this ownership change will materially limit our utilization of the NOLs. All of our consolidated group’s NOLs remain subject to examination and adjustment by the Internal Revenue Service.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” of Notes to Condensed Unaudited Consolidated Financial Statements in this report for the discussion on recent accounting pronouncements.

Off-Balance Sheet Arrangements

We use off-balance sheet financing primarily in the form of operating leases for facility space and equipment and we expect to continue this practice. Since the terms of these lease agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. Furthermore, we do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. Our remaining operating lease payment obligations for 2008 total approximately $2.6 million based on leases in effect at September 30, 2008.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2008 and December 31, 2007, we had $342.8 million and $347.9 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.4 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

On October 6, 2008, we entered into an agreement to hedge $100,000 of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

Foreign Currency Exchange Rate Risk

We operate globally and transact business in currencies other the than the U.S. dollar. As we continue our global expansion, we are increasingly exposed to foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as customer agreements, salaries and rent that are collectible and payable in currencies other than the functional currency, which could result in significant foreign currency gains or losses. Our primary currency exchange rate exposures are with the Euro and the British pound against the U.S. dollar. As part of our senior credit facility, we have $129.1 million in Euro-denominated delayed draw term loans, and $18.1 million available under the Euro-denominated revolving credit line. At this time, we have not entered into any derivative, forward or option arrangements to hedge our risks from foreign currency.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2008, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals. See Note 8 “Commitments and Contingencies” of Notes to Condensed Unaudited Consolidated Financial Statements for the discussion of legal matters.

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

In the past, consolidation among our customers has caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. Such consolidation activities may take the form of business combinations, strategic partnerships, or other business arrangements between the operators.

We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline as a result of consolidation activities. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and banks’ ability to meet long-term commitments each could adversely affect our results of operations, cash flows and financial condition.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our revolving credit facilities. Our access to funds under our revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, acquisition activities or other discretionary uses of cash.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.1.2	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.2.1	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Office.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 6, 2008	/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.1.2	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.2.1	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Office.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
*	Filed herewith