Form 10-K
period 2008-12-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2009-02-27
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

8125 Highwoods Palm Way

Tampa, Florida 33647

(Address of principal executive office)

(Zip code)

(813) 637-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Syniverse Holdings, Inc. Common Stock, $0.001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Syniverse Holdings, Inc.	Yes ☐ No ☒
Syniverse Technologies, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the Registrants’ most recently completed second fiscal quarter, the aggregate market value of their common equity held by non-affiliates was $937,603,285 based on the closing sales price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrants that any person is in fact an affiliate of the Registrants.

As of February 20, 2009, there were 68,450,408 shares of Syniverse Holdings, Inc.’s common stock outstanding. As of February 20, 2009 there were 2,000 shares of Syniverse Technologies, Inc.’s common stock outstanding, all of which are owned of record by Syniverse Holdings, Inc.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this Report, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for our future business and financial performance and/or the performance of the global telecommunications industry and economy generally. Such forward looking statements include, without limitation, statements regarding:

•

expectations of growth of the global wireless telecommunications industry, including increases in wireless subscribers, wireless usage, roaming, mobile data, number portability and SMS and MMS messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	the development of an Advanced Messaging Hub solution named Syniverse NEXT;

•	expectations of increases in our 2009 revenue;

•	expectations of increases in our revenue generated outside North America due to increasing sales to new and existing global customers;

•	our beliefs of the effects that the current economic downturn will have on our business;

•	2009 capital expenditures;

•	the Lehman Commercial Paper Inc. bankruptcy; and

•	the sufficiency of our cash on hand, cash available from operations and cash available from our revolving line of credit to fund our operations, debt service and capital expenditures.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	system failures, security breaches, delays and other problems;

•	the loss of major customers;

•	the current national and world-wide financial crisis;

•	the inability of recently enacted legislation to stabilize the United States financial system;

•	the lack of provisions in most of our customer contracts related to minimum payments;

•	future consolidation among our customers that may cause decreased transaction volume and a reduction in our pricing;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	intense competition in our market for services;

•	the significant advantages that many of our competitors have over us;

•	uncertain results from our continued expansion into international markets;

•	the costs and difficulties of acquiring and integrating complementary business and technologies;

•	the difficulties of successfully integrating our operations with the BSG Wireless operations;

•	the failure to realize the anticipated cost saving synergies of the BSG Wireless acquisition;

•	the failure to achieve or sustain market acceptance at desired pricing levels or transaction volumes;

•	the inability of our customers to successfully implement our services;

•	the risk exposure related to our reliance on third-party providers for communications software, hardware and infrastructure;

•	the capacity limits on our network and application platforms and inabilities to expand and upgrade our systems to meet demand;

•	the financial and operating difficulties in the telecommunications sector generally;

•	the reduction in levels of our customers’ subscriber usage patterns;

•	the failure to obtain additional capital on acceptable terms, or at all;

•	the failure to service our substantial debt;

•	our stock price volatility and volatility in the market generally;

•	regulations affecting our customers and us and future regulations to which they or we become subject to;

•	changes in accounting policies and procedures;

•	the inability to obtain or retain licenses or authorizations that may be required to sell our services internationally;

•	the failure to protect our intellectual property rights;

•	claims that we are in violation of intellectual property rights and any indemnities to our customers required therefrom;

•	the loss of key personnel and inabilities to successfully attract and retain personnel;

•	customer migrations from our services to in-house solutions; and

•	fluctuations in currency exchange rates.

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, these forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change, due to any number of risks and uncertainties, including, without limitation, those risks and factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and “Risk Factors,” and otherwise in the reports and filings that we make with the Securities and Exchange Commission. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Accordingly, you should not place undue reliance on any forward-looking statements, since those statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events, or otherwise, except as otherwise may be required by law.

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

PART I

ITEM 1.	BUSINESS

Overview

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), Mobile Instant Messaging (MIM), number portability and wireless value-added services.

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

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable operators to provide their customers with enhanced wireless services including:

•	national and international wireless voice and data roaming;

•	wireless data services, including SMS and MMS, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	prepaid applications and value-added roaming services.

Our service platforms also enable operators to rapidly and cost-effectively deploy next-generation wireless services including enhanced wireless data and wireless value-added services.

We provide our services to more than 650 operators in over 140 countries. We serve most of the largest global wireless operators including AT&T, Sprint Nextel, T-Mobile, Verizon Wireless, America Moviles, China Telecom, KDDI, TeliaSonera, Vodafone, VimpelCom and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

We generate the majority of our revenue on a per-transaction basis, and often receive revenue from multiple transactions during a single call or data session. The remainder of our revenue is generated from custom software development fees, hardware sales, professional services, and recurring, non-transaction fees for network connections and software maintenance.

General Developments

Financial Highlights

For the year ended December 31, 2008, total revenue increased $128.8 million, or 34.1%, to $506.4 million from $377.5 million for the year ended December 31, 2007. The increase in revenues was primarily due to organic volume growth in our Technology Interoperability services and our acquisition of BSG Wireless in December 2007. Net income increased $26.0 million, or 49.7%, to $78.5 million for the year ended December 31, 2008 from $52.4 million for the year ended December 31, 2007. Diluted earnings per share increased $0.37 to $1.15 for the year ended December 31, 2008 from $0.78 for the year ended December 31, 2007.

Technology Interoperability services revenues increased $133.2 million, or 72.2%, to $317.7 million for the year ended December 31, 2008 compared to $184.5 million for the year ended December 31, 2007. The increase in revenues includes $54.9 million of revenues attributable to BSG Wireless, which was included in our income statement beginning on January 1, 2008. Excluding revenues from BSG Wireless, Technology Interoperability revenue grew 42.5%, driven by increases in data clearinghouse services, SMS and MMS interoperability, Mobile Data Roaming (MDR) services and UniRoam®. Number Portability Services revenues increased $2.2 million, or 8.0%, to $29.3 million for the year ended December 31, 2008 from $27.1 million for the year ended December 31, 2007. Revenues from Network services, Call Processing services, Enterprise Solutions and Off-Network Data Base Queries decreased a total of $6.5 million for the year ended December 31, 2008 as compared to 2007.

During 2008, there were several developments that we expect will impact our growth rates in 2009, refer to Business Developments below. Accordingly, we expect our 2009 revenue, excluding Off-Network Database Queries, to be between $460 and $480 million. We expect net income to be between $64.5 and $74 million. We believe the current economic climate will have a mild, but noticeable impact on our roaming business, which is about 60% of our total business. This includes products like our roaming clearinghouse, mobile data roaming, Uniroam, Signaling Solutions and others.

Business Developments

Verizon Acquisition of Alltel

During the second quarter of 2008, Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel). Verizon completed its acquisition of Alltel in January 2009. The impact of the combination of these two customers on us ranges across a variety of services, which affect revenues we receive not only from Verizon and Alltel, but from other roaming partners as well. The revenue impact expected is dependent on Verizon’s integration schedule. Our revenue and net income expectations for 2009 include very specific integration assumptions. These assumptions concern roaming traffic between Verizon and Alltel and other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. The assumptions highlighted above are based on the current and best information available to us and we can provide no assurance that the actual impact of this transaction will not be more or less than what is reflected in our 2009 revenue and net income expectations.

Alltel/Sprint Insourcing Initiative

In order to manage the expense associated with the significant volume growth in mobile data, Alltel and Sprint have directly connected their IP backbone networks. Thus, they no longer use Syniverse as a third party intermediary to manage the connectivity and exchange of billing records between their mobile data roaming platforms beginning in January 2009. Our revenue and net income expectations for 2009 include the impact of this insourcing initiative from the January 2009 effective date.

Verizon Renewal

Effective September 30, 2008, we have extended our contract with Verizon for three years at reduced prices. Verizon uses a large suite of services, for its data clearing and roaming operations – products such as MDR, data clearinghouse, Visibility, UniRoam and a number of other services. Verizon’s new terms and pricing remain transaction-based, primarily affecting Technology Interoperability Services.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Business Description

We have built our reputation over the past 20 years by designing comprehensive solutions that solve wireless technology complexities as new technology standards and protocols emerge. Our integrated suite of services includes:

•	Technology Interoperability Services

•	Network Services

•	Number Portability Services

•	Call Processing Services

•	Enterprise Solutions

•	Off-Network Database Queries

Technology Interoperability Services

We operate one of the largest wireless clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide financial settlement services, SMS, MMS and MIM routing and translation, roaming fraud prevention services, interstandard roaming solutions and MDR services between operators. We are a trusted intermediary and primary connection point between hundreds of wireless operators. In addition, we have expanded our mobile data solutions to include mobile broadband solutions, prepaid applications and value-added roaming services. We primarily generate revenue by charging per-transaction processing fees pursuant to long term contracts. We expect that increasing wireless roaming, mobile data and SMS and MMS volume will drive growth in our Technology Interoperability services.

Our technology interoperability services include:

•

Data Clearinghouse Services. We process and exchange proprietary subscriber roaming usage data on a secure and confidential basis to support financial settlement between wireless operators and subscriber invoicing for services used while roaming. Our clearinghouse services support multiple billing formats including TAP for GSM operators and CIBER for CDMA and TDMA operators. We also support Remote Authentication Dial-In User Service or RADIUS, and IPDR formats for wireless data transactions including messaging, m-commerce, content, and location-based applications. Operators use our solutions to access custom, on-line reports providing business intelligence, trends and daily and monthly summaries of key data. Operators use these reports to track their net financial positions with their roaming partners.

•

Messaging Services. Our messaging services reliably translate, route and deliver SMS, MMS, MIM and other message formats across disparate operator networks. We accomplish the translating, routing and delivering of messages by mapping a message to a phone number, determining the appropriate operator, routing the message accurately and resolving incompatibility issues among CDMA, TDMA, GSM and VoIP operators. Our services can deliver messages domestically and globally to multiple devices and platforms.

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

•

Mobile Data Roaming. Our mobile data roaming services provide connectivity and reach to CDMA mobile operators to expand the availability of mobile data services to their subscribers while roaming on other networks. Additionally, we offer interactive video services and mobile broadband solutions. These services provide operators with the ability to manage and control their data networks while improving the type and quality of service their subscribers receive.

•

DataNet. Our near-real time roaming data exchange service helps to reduce the losses wireless operators suffer from fraud by simplifying the management of roaming data collection, translation, analysis and routing between wireless operators.

•

Financial Settlement Services. We provide financial settlement services to GSM and CDMA operators worldwide. Our financial settlement services support the efficient and timely payment of roaming related charges by wireless operators to their roaming network partners across domestic and international boundaries.

•

Value-Added Roaming Services. We provide a suite of ancillary value-added roaming services to our customers, including re-rating, invoicing, reporting, tariff maintenance, inter-working services, TAP generation, conversion and affinity program services.

Major customers who utilize our technology interoperability services include Verizon Wireless, T-Mobile, Sprint Nextel, AT&T, VimpelCom, TeliaSonera, Telefonica, America Moviles, KPN, Orange, Hutchinson Telecom, Vodafone, U.S. Cellular, SK Telecom, KDDI, China Telecom and SFR.

Network Services

Through our SS7 hub, we interconnect wireless operators through our SS7 network to a suite of intelligent database services and provide wireless and fixed line call signaling services. Our intelligent database services include caller ID, local number portability, line information database and toll-free number routing. Operators also use our SS7 signaling solutions to set-up, translate and route wireless telephone calls both domestically and globally. We also provide operators cost-effective, single-point connectivity to other widely used communication networks (such as Frame Relay and Internet Protocol) to support wireless voice, SMS messaging, MMS messaging, VoIP and data roaming services.

By operating one of the largest independent SS7 networks, we provide our customers access to substantially the entire U.S. public-switched telecommunications network, global connectivity, operator-grade reliability and intelligent network services that provides a migration path for operators transitioning to all IP infrastructures. Our network architecture provides a robust, reliable, and highly redundant signaling platform. In addition, our intelligent network databases also permit operators to offer value-added calling features to their customers.

Our primary network services include SS7 network services, IP networking services, intelligent network database services and IPX transport services . We generate revenues from these services primarily by charging per-transaction processing fees, circuit fees, port fees and software license fees.

Our network services include:

•

SS7 Network Services. We operate one of the largest independent SS7 networks in the United States. Our SS7 network supports the call set-up, routing and delivery of wireless and fixed line telephone calls and supports access to intelligent network database services. Our global signaling gateway for wireless operators and other network providers translates between the predominant North American signaling standard (American National Standards Institute SS7) and other global signaling standards such as International Telecommunications Union C7. We also provide wireless operators with network analysis tools that monitor subscriber activity.

•

IP Networking Services. Our IP networking services provide wireless operators cost-effective single-point connectivity to many widely used communication networks such as Frame Relay and Internet Protocol. We provide a suite of services that enables subscribers to have seamless access to their home operators’ GPRS, HSPA (GSM) or 1x-RTT, 1xEVDO (CDMA) data network while roaming both nationally and globally. This Internet Protocol based virtual private network offers secure access to home based e-commerce, public Internet, corporate intranets and e-mail systems to roaming subscribers. We also manage network circuits that interconnect operators’ cell sites and switches across local and regional boundaries.

•

Intelligent Network Database Services. Our intelligent network database services enable operators to offer enhanced services and features to subscribers. Our caller ID service provides access to calling name databases, allowing operators to query local exchange carriers and other major independent telephone operators to reduce the “name not available” messages that subscribers receive. We provide access to all U.S. regional number portability databases to support call routing to subscribers who have ported their telephone number to a different service provider. We also access databases that provide routing for toll free numbers. We access line information databases to provide enhanced services such as validating telephone numbers, billing information and calling card data.

•

IPX Transport Service. IPX is an open, standardized, IP connectivity model for multiple types of service providers. IPX Transport Service is a global, private, IP network which supports end-to-end quality of service. IPX Transport network provides the ability to operate, bill, and manage customized, ubiquitous Syniverse services over a single transport fabric. Specific service examples available over IPX Transport include: Roaming Exchange—GRX, CRX, MDR, CDMA, Wifi, and GPRS/UMTS. Signaling traffic will be supported over the IP network via the industry standard SS7oIP—SCTP/ Sigtran protocols.

Major customers who utilize our network services include AT&T, T-Mobile, Verizon Wireless, Rogers Wireless, KPN, Saudi Telecom, RadioMovil and China Telecom.

Number Portability Services

We are the leading provider of wireless number portability services to U.S. and Canadian operators, as well as operators in other countries including Singapore. These services enable wireless subscribers to switch operators while keeping the same telephone number. As number portability-related technology and operational complexities were identified, we developed solutions that facilitated the exchange of information between operators and transmitted information to regional industry databases. These services route and track the multiple transactions involved in porting numbers between service providers and identify and facilitate problem resolution when porting transactions are not successful. These services also manage the unique challenges of porting numbers between wireless and fixed line operators and from operators who have chosen to manually process porting transactions.

We have been designated as a master database administrator in Singapore, expanding our suite of number portability services. Our centralized number portability database solution for Singapore supplies all mobile operators with the ability to port numbers by providing the ability to agree and coordinate ports between themselves. In the future, we will also support fixed and emerging operators who are required to port numbers in Singapore. In addition, our solution will maintain the master routing database for ported numbers and provide updates to operators for use in routing calls or SMS messages.

We generate revenues from number portability services primarily by charging per-transaction fees and fixed fees. We anticipate that wireless subscriber growth and international implementation of number portability will present opportunities for us to grow our number portability services operations.

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

Our Call Processing Services include:

•

Signaling Solutions. Our services verify a CDMA subscriber’s eligibility to receive service while roaming internationally in another operator’s market. Our signaling solutions also resolve conflicting global numbering plans and overlapping system identifiers to allow subscribers to roam when the visited service provider may not normally recognize the subscriber.

•

Fraud Prevention Services. We provide multiple services to operators to minimize the financial losses associated with subscriber fraud. Our fraud profiling solutions collect usage data from mobile switches to create a unique profile for each subscriber based upon the subscriber’s call activity.

Enterprise Solutions

We enable wireless operators to offer billing consolidation and data management services to large enterprise customers. Our solutions consolidate customer usage data on to one invoice and offer robust online reporting and analysis tools that enable enterprise customers to manage their telecommunications-related costs. We generate revenues from this service on a per-subscriber processing basis.

Off-Network Database Queries

We provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin.

Segments

We operate as a single operating segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results.

Revenues by service offerings are as follows:

	Year Ended December 31,
	2008	2007	2006
Technology Interoperability Services	$317,685	$184,471	$138,655
Network Services	122,529	124,788	124,832
Number Portability Services	29,291	27,128	28,766
Call Processing Services	29,720	31,421	29,315
Enterprise Solutions	2,387	4,084	7,289
Off Network Database Queries	4,744	5,632	8,162

Total Revenues	$506,356	$377,524	$337,019

Revenues by geographic region are based on the “bill to” location on the invoice, are as follows:
	Year Ended December 31,
	2008	2007	2006
North America (U.S. and Canada)	$361,438	$291,186	$267,828
Asia Pacific	46,445	41,725	31,058
Caribbean and Latin America (includes Mexico)	30,666	23,860	20,204
Europe, Middle East and Africa	63,063	15,121	9,767
Off Network Database Queries (i)	4,744	5,632	8,162

Total Revenues	$506,356	$377,524	$337,019

(i)	Off-Network Database Queries are not allocated to geographic regions.

For the years ended December 31, 2008, 2007 and 2006, we derived 67.9%, 73.3% and 77.4%, respectively, of our revenues from customers in the United States.

Industry Summary

The global wireless industry has grown significantly since its inception as wireless services have become increasingly available and affordable. According to CTIA—The Wireless Association, the U.S. wireless industry has grown from an estimated total subscriber base of 97.0 million in 2000 to 262.7 million by mid-year 2008, a 171% increase. CTIA also reported that twelve-month total wireless service revenues grew from $45.3 billion to $143.7 billion in the 8 years ending June 2008, a 217% increase. Additionally, reported annualized wireless minutes has grown at a nearly 50% compound annual growth rate since mid-2000 to over 1.1 trillion in June 2008. This expanding subscriber base and corresponding growth in industry revenues has been driven by improved service quality, greater national and international wireless roaming coverage, decreased pricing and the introduction of new messaging, wireless data and content services.

On a global basis, similar trends have been cited by Informa, an industry research firm. According to an Informa forecast:

•	Total worldwide subscribers will rise by 42% from 2006 – 2011 to nearly 3 billion, while global roaming subscribers is expected to rise by 87% to 566 million over the same period.

•	Global roaming revenues are expected to increase by 37% from 2006 – 2011 to nearly $53 billion, with a rising share of total revenues from roaming.

•	Data’s share of mobile roaming revenues is expected to rise steadily from 2006 – 2011 to reach 18%.

Wireless industry growth has been accompanied by a steady introduction of new and often incompatible wireless technologies. This has resulted in the proliferation of different network architectures, including various mobile switch types (such as those manufactured by Alcatel-Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (such as Code Division Multiple Access, or CDMA; Time Division Multiple Access, or TDMA; Global System for Mobile Communication, or GSM; Integrated Digital Enhanced Network, or iDEN; Long Term Evolution, or LTE, WiMAX and Wi-Fi), distinct billing record formats (such as Cellular Intercarrier Billing Exchange Record, or CIBER; Transferred Account Procedure, or TAP; and Remote Authentication Dial-In User Service, or RADIUS) and multiple network protocols (such as Frame Relay, SS7 and Internet Protocol). This has created significant technological incompatibilities and operational challenges for wireless operators.

As a result, many wireless operators utilize third-party technology services providers like us to:

•	serve as a trusted intermediary for proprietary data exchange between competitive wireless operators;

•	provide centralized, single point connectivity to the systems and networks of multiple operators;

•	enable communication between new and legacy operator systems by resolving incompatibilities associated with geographic and operator variations in communication protocols;

•	simplify the operational challenges associated with operator differences in the timing of new technology deployment;

•	offer access to a range of intelligent network database services required for enhanced wireless services; and

•	rapidly develop new solutions to meet emerging wireless industry technology complexities and to support next generation services such as wireless data, MIM and VoIP.

Market Opportunity

We expect the technology complexities and operational challenges faced by wireless operators to continue to grow as the wireless industry evolves. These complexities and challenges are driven by a variety of wireless industry trends including the growth in the number of wireless telephone subscribers, the volume of wireless roaming telephone calls and the growing volume of SMS and MMS messages and wireless data events. In addition, the emergence of next-generation wireless communication services such as WiMAX, LTE and VoIP, future government mandated changes, and new applications for existing communications services will drive future industry growth.

Technology Interoperability Services

The proliferation and evolution of incompatible wireless communication protocols, messaging/data formats and billing standards has made it increasingly difficult for operators to connect systems and networks and to share the information required to offer seamless global wireless voice and data services to subscribers. Technology service providers solve these interoperability problems by offering wireless roaming clearinghouse services, SMS and MMS messaging translation and routing services, and wireless data roaming facilitation and clearinghouse solutions to support emerging mobile data services.

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

According to Portio Research, worldwide SMS traffic is expected to grow from 2.6 trillion in 2007 to 5.5 trillion in 2013 (a compound annual growth rate of around 13 percent), with this growth expected to be driven by a surge in the SMS traffic in Asia Pacific. Worldwide MMS traffic is expected to grow from 51.4 billion in 2007 to 171.7 billion in 2013 (a compound annual growth rate of around 22 percent), and this growth is expected to be driven by the surge in MMS traffic in the Asia Pacific and European regions.

In September 2008, we announced we are working with Colibria to develop an Advanced Messaging Hub solution. This solution, named Syniverse NEXT, provides interworking between operators for the exchange of presence data, instant messaging (IM), SMS, and MMS messages across networks, protocols and message types. Operators will be able to offer their subscribers more interactive, intuitive and convenient presence-based messaging services, and give those subscribers the ability to spontaneously communicate and share experiences with individuals, groups and social networking communities. We have structured our agreement with Colibria as a joint development agreement where we each bring our core capabilities to develop a solution where we will own the intellectual property.

The emergence of mobile data and premium content services are also driving operator demand for clearinghouse services, translation services and roaming facilitation services. This growth has been and will continue to be supported by the deployment of next generation wireless data networks. We believe the increase in wireless data roaming will drive the need for wireless data clearinghouse services that simplify network connectivity and the exchange of invoicing data between multiple operators.

Network Services

SS7 networks are a core element of today’s telecommunications infrastructure. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable the setup and delivery of telephone calls and to offer enhanced calling features like caller ID. Outsourced network services provide operators cost effective, single point connectivity to an SS7 network, other widely used communication networks and critical databases. As a result, operators avoid the cost and complexity of managing individual network connections to multiple operators, eliminate the expense of licensing and maintaining intelligent network revenues databases and reduce the need for building capital-intensive network infrastructure. Drivers of network services include wireless subscriber growth, wireless roaming call volume growth, wireless roaming data growth and SMS messaging volume growth.

In addition, wireless data roaming requires operators to support packet-switched, Internet Protocol-based communications protocols including General Packet Radio Service, or GPRS; High Speed Packet Access, or HSPA; 1 x Radio Transmission Technology, or 1xRTT; and 1 x Evolution—Data Optimized, or 1xEV-DO (technology designed to double voice capacity and support faster data transmission). Technology service providers support wireless data roaming services and enable subscribers to access their home wireless data services (such as public Internet, corporate intranets, e-mail and m-commerce) while abroad or beyond the reach of their home network. The emergence of Internet Protocol-based signaling solutions and database services associated with VoIP will also require network, routing and translation services to communicate with legacy networks. VoIP offers traditional voice telephone services but at a significantly lower cost by bypassing the traditional telephone network.

In February 2009, we launched our IP Packet eXchange Network Transport solution, or IPX, to help global operators keep up with increasing volumes while maintaining quality of service for subscribers. IPX provides operators access to a full suite of mobile data services via a single ubiquitous network while supporting emerging 3G Plus solutions. Via this global network solution, operators connect to a single network to utilize a full suite of wireless data services. This approach means operators can reduce costs by adding additional services or increasing capacity without needing to connect to additional networks.

Number Portability Services

In 1996, the United States Federal Communications Commission, or FCC, mandated number portability services to encourage competition by permitting wireless subscribers to change operators while retaining their current telephone numbers. In 2005, Canadian regulators also mandated wireless number portability. Other jurisdictions around the world are currently mandating or are analyzing the need for the implementation of number portability services. To facilitate the portability of wireless telephone numbers, operators exchange information with other operators and transmit information to regional number portability databases in order to support call routing. Implementation of number portability services impacts nearly every system within operator operations including network signaling and routing, switching, billing, point of sale and customer care.

Technology service providers enable wireless operators to implement number portability services to their customers by streamlining the ordering and communication processes that organize, prioritize and route number portability transactions between wireless operators and industry databases. These services must be able to route and track the multiple transactions involved in porting numbers between service providers, identify and facilitate problem resolution, manage the unique challenges of porting between fixed line and wireless operators, and interface to operators who have chosen less automated porting solutions.

Following the introduction of number portability services in the U.S., the wireless industry experienced rapid consumer adoption. We expect the drivers of number portability services demand will be continued increase in the number of wireless subscribers, operator competition and increased regulatory focus, and adoption of number portability services in other countries around the world.

Call Processing Services

Call processing solutions support the proper authentication, handling and routing of telephone calls in order to reduce fraud and to allow CDMA wireless subscribers to make and accept telephone calls while roaming on another operator’s network. Wireless roaming growth is causing new call routing and delivery complexities for operators. Due to geographic and operator differences in subscriber verification, call delivery and signaling network protocols, these services require extensive data management capabilities.

Drivers of call processing demand include international wireless subscriber growth and international wireless roaming call volume growth. Operators are increasingly using SS7 networks to replace traditional call processing functionality and to address wireless subscriber fraud issues.

Competition

We have a number of competitors for each specific service that we offer.

•

Technology Interoperability Services. Our primary competitors include MACH, Iris Wireless, VeriSign and Sybase. Certain wireless operators also choose to deploy in-house interoperability and billing solutions for clearing their own traffic and affiliate traffic.

•

Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, AT&T, Transaction Network Services, VSNL and local exchange carriers. Wireless and fixed line operators may also choose to deploy and manage their own in-house SS7 networks. Our network services compete with a variety of companies including VeriSign and Aicent in the U.S. and Cable & Wireless, Global Crossing, France Telecom, KPN and Qwest internationally.

•

Number Portability Services. Our primary competitors in the United States for number portability services are VeriSign, NeuStar and Telcordia. Internationally, primary competitors include Telcordia, Neustar and Accenture as well as several other smaller companies.

•	Call Processing Services. Our call processing services primarily compete with products from VSNL and VeriSign.

•	Enterprise Solutions. Certain wireless operators have developed their own services for enterprise account management.

Competitive factors in the market for our services primarily include breadth and quality of services offered, price, development capability and new product innovation.

Competitive Strengths

We believe that the following strengths differentiate us in the marketplace:

•

Leading provider of roaming enablement, signaling and interoperability solutions to the wireless industry. We believe we are the leading provider of roaming, signaling and interoperability solutions to wireless operators worldwide. Our solutions allow wireless operators to deliver seamless voice, data and next-generation services to wireless subscribers, including roaming, SMS, MMS, MDR, caller ID, number portability and wireless value-added video services. We believe our extensive experience solving interoperability challenges of the wireless industry positions us well as new technology incompatibilities and complexities emerge with the introduction of new wireless voice and data services.

•	Global customer base. We currently provide our services to more than 650 operators in over 140 countries.

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

•

Experienced management team with deep customer relationships. Our senior management team has significant industry knowledge and deep customer relationships developed over an average of 18 years of telecommunications and technology industry experience.

Strategy

In order to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:

•

Optimize our current business. We continue to seek opportunities to more efficiently manage our business in order to maximize our operational effectiveness, competitiveness and profitability. We anticipate furthering these efforts as we continue our global expansion.

We continue to execute our data clearinghouse upgrades resulting from the integration of BSG Wireless, which we acquired in December 2007. We are consolidating and integrating technology and operational platforms which we expect will generate significant cost saving synergies. In addition, we have been successful at selling new services to our existing customers and have been successful in retaining our customer base with a 98% customer retention rate in 2008.

•

Expand product offerings. We believe that we are well positioned to develop innovative services that solve complexities associated with new market participants and new technologies. We are launching Syniverse NEXT, an advanced messaging hub. This solution provides interworking between operators for the exchange of presence data, MIM, SMS, and MMS messages across networks, protocols and message types. In addition, we intend to pursue sales opportunities with non-traditional customer segments and new entrants into the mobile messaging market, such as cable companies, Internet providers and portals. We intend to continue to sell incremental services to our existing customers to further diversify our revenue and increase per-customer revenues.

•

Continue to expand globally. We are aggressively pursuing global expansion opportunities in new markets. We have continued to expand our sales and support offices in Europe, Asia Pacific and Latin America. This expansion has helped us win contracts with leading operators in many countries including the United Kingdom, France, China, Italy, Russia and India. For the year ended December 31, 2008, 27.9% of our total revenues (excluding off-network database queries) were generated outside of North America as compared to 21.7% for the year ended December 31, 2007. We expect the percentage of our revenue generated outside North America to increase due to increasing sales to new and existing global customers.

In December 2007, we acquired BSG Wireless. This acquisition allows us to combine our industry-leading technology interoperability and network services capabilities with BSG Wireless’ GSM data clearing expertise, European, Middle Eastern and Asian operator relationships, and financial clearing and settlement capabilities.

•

Pursue new business opportunities. We continue to seek opportunities to acquire businesses that expand our range of services, increase economies of scale, provide opportunities to increase our customer base and cross-selling opportunities and enter new geographies. In December 2007, we acquired BSG Wireless, a leading provider of wireless data clearing and financial settlement services for worldwide GSM operators. In June 2006, we acquired ITHL, a leading provider of value-added services to operators in the Asia Pacific region. In addition, we are assessing roaming and interoperability opportunities in emerging areas, such as mobile advertising, mobile payments, location-based services, driven by subscriber and operator trends.

Sales and Marketing

As of December 31, 2008, our sales and marketing organizations included 164 people who identify and address customer needs and concerns, deliver comprehensive services and offer a comprehensive customer support system.

•

Sales. Our sales department is geographically diverse and globally focused. Sales directors are organized geographically with global offices responsible for North America, Caribbean and Latin America, Asia Pacific and Europe/Middle East/Africa. Account managers are product specialists and work as a team to respond to customer needs.

•

Marketing. Our marketing organization is comprised primarily of marketing communications employees. This organization is responsible for consistent communications and brand management globally. This includes product marketing, media relations, tradeshow and event planning and marketing communications.

Technology and Operations

Technology

As of December 31, 2008, our technology group was comprised of 457 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the Technology group include Product Management, Product Development and Life Cycle, Operational Support Services, Technology Services and Research and Development.

•

Product Management. Working with the sales organization, product managers are responsible for managing the product’s positioning throughout the life cycle as well as managing costs and pricing. These responsibilities include developing strategic product and market plans, specifying product requirements, planning development resources and managing product launches.

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

Operations

As of December 31, 2008, we had 295 employees dedicated to managing internal operations and customer support functions. Key functions include:

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

•

Internal Operations Support. Manages internal hardware and software technology programs as well as the Local Area Network, Internet, email and departmental servers for the employees. Other internal operations functions include information security, facilities management and disaster recovery.

As of December 31, 2008, we had 72 employees dedicated to network provisioning, monitoring and support.

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

Employees

As of December 31, 2008, we had approximately 1,127 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. Management believes that employee relations are good.

Governmental Regulation

Certain services we offer are subject to regulation by the FCC that could have an indirect effect on our business. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. Additionally, we are registered with certain state utility regulatory commissions to resell private line services. Some of our customers may also be subject to federal or state regulation that could have an indirect effect on our business. We do not offer voice-grade services that are deemed to be common carrier telecommunications services.

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

Where to Find Additional Information

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act can be viewed and printed from the investor information section of our website at www.syniverse.com, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing to us using the address on the cover of this Form 10-K. You may also telephone our investor relations office directly at (813) 637-5007.

Our SEC filings may also be viewed and copied at the following SEC Public Reference Room and at the offices of the New York Stock Exchange where our common stock is quoted under the symbol “SVR”.

SEC Public Reference Room

100 F Street, N.E.

Washington, DC 20549

(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext

20 Broad Street

New York, NY 10005

ITEM 1A.	RISK FACTORS

System failures, security breaches, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

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

Our three largest customers for the year ended December 31, 2008 represented approximately 32.1% of our revenues in the aggregate, while our ten largest customers for the year ended December 31, 2008 represented approximately 55.8% of our revenues in the aggregate. For the year ended December 31, 2008, we generated revenues from services provided to Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, of approximately $76.0 million, or 15.0% of our revenues. No other customer accounted for more than 10% of our revenues for the year ended December 31, 2008. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues. Because our major customers represent such a large part of our business, the loss of any of our major customers would negatively impact our business.

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

In the past, consolidation among our customers has caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. Such consolidation activities may take the form of business combinations, strategic partnerships, or other business arrangements between the operators. For example, during the second quarter of 2008 Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel). Verizon completed its acquisition of Alltel in January 2009. The impact to us of the consolidation is described under “Business Developments” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business. We face competition from large, well-funded providers of similar services, such as VeriSign, Neustar, Sybase, MACH and other existing communications, billing and technology companies. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with the services we offer. We anticipate increased competition in the telecommunications industry and the entrance of new competitors into our business.

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

For the year ended December 31, 2008, 27.7% of our total revenues (excluding off-network database queries) were generated outside of North America as compared to 21.7% for the year ended December 31, 2007. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.

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

The BSG Wireless acquisition was based, in part, on the expectation that the acquisition would result in various cost saving synergies. Even if we are able to successfully integrate the business of BSG Wireless into our operations, there can be no assurance that we will realize the expected cost saving synergies on the timetable currently contemplated, or at all. We expect to incur significant restructuring charges (including severance) and transition expenses in connection with these cost saving synergies. Achieving the expected cost saving synergies, as well as the costs of achieving them, is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the expected cost saving synergies of the acquisition or if the related costs exceed our estimates, our expectations of future results of operations, including the cost saving synergies expected to result from the acquisition, may not be met. Additionally, the actions we take to achieve cost saving synergies could have unintended consequences that adversely affect our business. If we encounter difficulties in achieving the expected cost saving synergies or do not achieve such cost saving synergies, we incur significantly greater costs related to such cost saving synergies than we anticipate or our activities related to such cost saving synergies have unintended consequences, our business, financial condition and results of operations could be adversely affected.

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

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

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

We have significant debt service obligations. As of December 31, 2008, we had outstanding indebtedness of approximately $513.8 million (including the current portion of $3.4 million). We are the borrower of all of this outstanding indebtedness.

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

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

We have adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult.

On November 16, 2008, our Board of Directors adopted a stockholder rights plan which declared a dividend of one preferred share purchase right (the “Right”) for each outstanding share of Common Stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was payable on November 28, 2008 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $33 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each Unit has designations and powers, preferences and rights, and the qualifications, limitations and restrictions designed to make it the economic equivalent of a Common Share. The description and terms of the Rights are set forth in the Rights Agreement dated November 16, 2008.

Under the plan, the stock rights will become exercisable only when a public announcement or notice to Syniverse has been made that a person or group has acquired, or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Syniverse’s Common Shares, other than as a result of an offer approved by the Board of Directors of the Company and (ii) 10 business days (or, if determined by the Board of Directors, a specified or unspecified later date) following the commencement or announcement of an intention to make a tender offer or exchange offer which, if successful, would cause the bidder to own 15% of more of the outstanding Common Shares. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Syniverse, other than rights resulting from such holder’s ownership of Common Shares, including, without limitation, the right to vote or to receive dividends.

Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.

Although we do not offer voice-grade or data services that are deemed to be common carrier telecommunication services, certain of the services we offer are subject to regulation by the United States Federal Communications Commission, or FCC, that could have an indirect effect on our business. The U.S. telecommunications industry has been subject to continuing deregulation since 1984 and the European and Asian telecommunications industries are also subject to continued deregulation. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect regulation or deregulation may have on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct regulation.

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

We depend on key personnel to manage our business effectively and may not be successful in attracting and retaining such personnel.

We depend on the performance of our senior management team and other key employees. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the United States and abroad. The loss of the services of any of our senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

Our customers may develop in-house solutions and migrate part or all of the services that we provide them to these in-house solutions.

We believe that certain customers may choose to internally deploy certain functionality currently provided by our services. In recent years, we have experienced a loss of revenue streams from certain of our services as some of our customers have decided to meet their needs for these services in-house. For example, in order to manage the expense associated with the significant volume growth in mobile data, Alltel and Sprint have directly connected their IP backbone networks. Thus, they no longer use Syniverse as a third party intermediary to manage the connectivity and exchange of billing records between their mobile data roaming platforms beginning in January 2009.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A growing part of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, including intercompany balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates.

The current national and world-wide financial crisis could adversely affect our operating results and stock price in a material manner.

General world-wide economic conditions have recently deteriorated due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wireless communications markets. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our services. Furthermore, during challenging economic times such as the current downturn, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry or the wireless communications markets. If the economy or the markets in which we operate do not improve from their current condition or if they continue to deteriorate, our customers or potential customers could continue to reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

Our revenues from roaming clearinghouse are dependant upon subscribers continuing to travel. Worsening economic conditions may impact the frequency with which subscribers travel and consequently decrease our revenues. Demand for our services is driven primarily by wireless voice and data traffic, subscriber roaming activity, SMS and MMS messaging, number porting and next generation IP applications. The global wireless telecommunications industry is expected to grow due to continued subscriber growth, increased usage and deployment of new services. However, changes in subscriber usage patterns could be affected in any recession or economic downturn in the United States or any other country where we do business and could negatively impact the number of transactions processed and adversely affect our revenues and earnings.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and banks’ ability to meet long-term commitments; each of which could adversely affect our results of operations, cash flows and financial condition.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our revolving credit facilities. Our access to funds under our revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. For example, in 2008, Lehman Commercial Paper Inc. (Lehman CPI) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman CPI is the administrative agent of our senior credit facility. Lehman CPI has $28.2 million (45.5 percent) of the $62 million in commitments under our undrawn revolving credit line. It is doubtful Lehman CPI will honor its obligations under the revolving credit line.

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

Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 67% and 77% of the total assets on our balance sheet as of December 31, 2008 and December 31, 2007, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We evaluate on a regular basis whether all or a portion of our goodwill intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in a 199,000 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility is eleven years and commenced on November 1, 2005. At our option, we have the right to renew the lease for two additional periods of five years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions.

We lease several offices for our Asia Pacific operations including 8,812 square feet in Hong Kong, 4,384 square feet in Singapore and 3,882 square feet in Malaysia.

In Europe, we have leases for office space as follows: 20,782 square feet in Russelsheim, Germany and 6,441 square feet in London, England. These facilities comprise the technology and operations functions from the BSG Wireless acquisition.

We lease several small sales offices throughout the Caribbean and Latin America.

We consider our facilities and equipment are suitable and adequate for our business as currently conducted.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Syniverse Holdings, Inc.

Our common stock is listed on the New York Stock Exchange under the symbol “SVR.” Public trading of our common stock commenced on February 10, 2005. Prior to that date, there was no public trading market for our common stock.

The following table sets forth the high and low sales closing prices per share for our common stock as reported on the New York Stock Exchange for the years ended December 31, 2008 and 2007:

2008	High	Low
First quarter	$18.86	$13.53
Second quarter	$22.35	$15.74
Third quarter	$18.62	$14.23
Fourth quarter	$19.08	$7.23

2007	High	Low
First quarter	$15.05	$10.00
Second quarter	$13.28	$10.31
Third quarter	$16.60	$12.17
Fourth quarter	$18.64	$14.78

On February 26, 2009, the last reported sale price of our common stock on The New York Stock Exchange was $14.80 per share. As of February 20, 2009 there were 20,983 holders of record of our common stock.

We have not paid any dividends on our common stock during the past two fiscal years and do not intend to pay dividends on our common stock in the foreseeable future. In addition, our indenture and new senior credit facility include restrictions on our ability to pay cash dividends on our common stock.

Equity Compensation Plan Information

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following stock performance graph and accompanying table compare the shareholders’ cumulative return on the common stock from February 10, 2005 to December 31, 2008 with the cumulative total return of the Russell 2000 Index and the Dow Jones U.S. Mobile Telecommunications Index over the same period. The comparative data assumes that $100.00 was invested on the date of our initial public offering, February 10, 2005, in the common stock and in each of the indices referred to above and that any dividends were reinvested. The stock price performance shown in the table set forth below is not necessarily indicative of future stock price performance.

	February 9, 2005	December 30, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Syniverse	100.00	130.63	93.69	97.38	74.63
Russell 2000	100.00	107.59	125.88	122.43	79.82
Dow Jones U.S. Mobile Telecommunications Index	100.00	110.32	113.59	93.55	25.73

Syniverse Technologies, Inc.

There is currently no established public trading market for the common stock, no par value, of Syniverse Technologies, Inc., a company which is wholly-owned by Syniverse Holdings, Inc.

Syniverse Technologies, Inc. has not paid any dividends on its common stock during the past two fiscal years and does not intend to pay dividends on its common stock in the foreseeable future. In addition, our indenture and senior credit facility include restrictions on its ability to pay cash dividends on its common stock.

Syniverse Technologies, Inc. does not have any shares of common stock authorized for issuance under any equity compensation plans.

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues
Technology Interoperability	$317,685	$184,471	$138,655	$108,429	$81,077
Network Services	122,529	124,788	124,832	132,120	130,408
Number Portability Services	29,291	27,128	28,766	50,836	48,478
Call Processing Services	29,720	31,421	29,315	28,619	34,569
Enterprise Solutions	2,387	4,084	7,289	11,026	14,122

Revenues Excluding Off-Network
Database Queries	501,612	371,892	328,857	331,030	308,654
Off-Network Database Queries	4,744	5,632	8,162	10,761	23,749

Total Revenues	506,356	377,524	337,019	341,791	332,403

Costs and expenses:
Cost of operations	165,236	137,520	134,641	129,190	138,484
Sales and marketing	45,549	30,637	25,446	23,344	20,244
General and administrative	79,241	56,937	58,508	49,396	41,774
Depreciation and amortization (1)	55,344	42,867	41,172	46,815	41,972
Restructuring (2)	(29)	2,211	1,006	143	289
Impairment losses on intangible assets (3)	—	—	—	—	14,056

	345,341	270,172	260,773	248,888	256,819

Operating income	161,015	107,352	76,246	92,903	75,584
Other income (expense), net:
Interest income	1,894	2,049	1,824	1,957	1,148
Interest expense	(37,246)	(25,603)	(27,328)	(34,647)	(52,928)
Loss on extinguishment of debt	—	—	(924)	(42,804)	—
Other income (expense), net	(402)	(69)	332	1,436	(12)

	(35,754)	(23,623)	(26,096)	(74,058)	(51,792)

Income before provision for (benefit from) income taxes	125,261	83,729	50,150	18,845	23,792
Provision for (benefit from) income taxes	46,797	31,310	(39,574)	9,041	8,729

Net income	78,464	52,419	89,724	9,804	15,063
Preferred stock dividends	—	—	—	(4,195)	(31,564)

Net income (loss) attributable to common stockholders	$78,464	$52,419	$89,724	$5,609	$(16,501)

Net income (loss) per common share:
Basic	$1.16	$0.78	$1.34	$0.09	$(0.41)
Diluted	$1.15	$0.78	$1.33	$0.09	$(0.41)
Weighted average common shares outstanding:
Basic	67,675	67,333	66,943	61,973	39,838
Diluted	68,097	67,531	67,298	62,978	39,838
Common stock dividends	—	—	—	—	—

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Other Financial Data:
Net cash provided by (used in):
Operating activities	163,972	121,262	97,811	110,577	85,696
Investing activities	(41,642)	(301,953)	(63,683)	(32,555)	(78,663)
Financing activities	(903)	202,275	(57,052)	(46,603)	2,697
Capital expenditures	(40,819)	(27,665)	(19,921)	(34,001)	(22,184)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$165,605	$49,086	$26,704	$49,294	$17,919
Property and equipment, net	50,251	43,856	42,880	43,426	35,703
Total assets	1,199,834	1,107,550	784,147	771,358	777,193
Total debt and redeemable preferred stock	513,813	522,935	311,561	367,794	793,062
Total stockholder’s equity (deficit)	535,842	470,792	414,794	322,639	(106,860)

(1)	Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense in the statement of operations data.
(2)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in April 2004, September 2005, February 2006, August 2006, January 2007 and June 2007. The restructurings occurring between February 2003 and September 2005 were related to two acquisitions. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting. The restructurings for 2006 were related to internal reorganizations. The restructurings in 2007 were related to a facility closing and internal reorganization.
(3)	Impairment losses on intangible assets in 2004 relate to $9.0 million of capitalized software costs associated with our phase out of certain service offerings and reduced valuation of certain call processing services and $5.1 million relates to customer base intangible assets resulting from a Technology Interoperability customer notifying us that it does not intend to renew its contract for these services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in “Item 1A—Risk Factors” of this report. See also “Cautionary Notice Regarding Forward-Looking Statements” located above “Item 1—Business.”

You should read the following discussion and analysis in conjunction with “Item 6—Selected Financial Data” and “Item 8—Financial Statements and Supplementary Data” appearing elsewhere in this annual report.

Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, SMS, MMS and MIM, number portability and wireless value-added services.

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

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable operators to provide their customers with enhanced wireless services including:

•	national and international wireless voice and data roaming;

•	wireless data services, including SMS, MMS and MIM, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	prepaid applications and value-added roaming services.

Our service platforms also enable operators to rapidly and cost-effectively deploy next-generation wireless services including enhanced wireless data, wireless Voice-over-Internet Protocol, or VoIP, and wireless value-added services.

We provide our services to more than 650 operators in over 140 countries. We serve most of the largest global wireless operators including AT&T, Sprint/Nextel, T-Mobile, Verizon Wireless, America Moviles, China Telecom, KDDI, TeliaSonera, Vodafone, VimpelCom and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Services

We provide an integrated suite of services to wireless telecommunications operators that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide financial settlement services, Short Message Service (SMS), Multimedia Messaging Services (MMS) routing and translation, roaming fraud prevention services, interstandard roaming solutions and Mobile Data Roaming (MDR) services between operators. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution between operators.

•

Network Services. We connect disparate wireless and fixed line operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7 hub. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID.

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore.

•

Call Processing Services. We provide wireless operators with global call handling, signaling and fraud management solutions that enable wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform enables operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•

Off-Network Database Queries. We provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin.

Executive Overview

Financial Highlights

For the year ended December 31, 2008, total revenue increased $128.8 million, or 34.1%, to $506.4 million from $377.5 million for the year ended December 31, 2007. The increase in revenues was primarily due to organic volume growth in our Technology Interoperability services, primarily related to our MDR offering and increase in messaging, and our acquisition of BSG Wireless in December 2007. Net income increased $26.0 million, or 49.7%, to $78.5 million for the year ended December 31, 2008 from $52.4 million for the year ended December 31, 2007. Diluted earnings per share increased $0.37 to $1.15 for the year ended December 31, 2008 from $0.78 for the year ended December 31, 2007.

Technology Interoperability services revenues increased $133.2 million, or 72.2%, to $317.7 million for the year ended December 31, 2008 compared to $184.5 million for the year ended December 31, 2007. The increase in revenues includes $54.9 million of revenues attributable to BSG Wireless, which was included in our income statement beginning on January 1, 2008. Excluding revenues from BSG Wireless, Technology Interoperability revenue grew 42.5%, driven by increases in data clearinghouse services, SMS and MMS interoperability, MDR services and UniRoam®. Number Portability services revenues increased $2.2 million, or 8.0%, to $29.3 million for the year ended December 31, 2008 from $27.1 million for the year ended December 31, 2007. Revenues from Network services, Call Processing services, Enterprise Solutions and Off-Network Data Base Queries decreased a total of $6.5 million for the year ended December 31, 2008 compared to 2007.

During 2008, there were several developments that we expect will impact our growth rates in 2009, refer to “Business Developments” below. Accordingly, we expect our 2009 revenue, excluding Off-Network Database Queries, to be between $460 and $480 million. We expect net income to be between $64.5 and $74 million. We believe the current economic climate will have a mild, but noticeable impact on our roaming business, which is about 60% of our total business. This includes products like our roaming clearinghouse, mobile data roaming, Uniroam, Signaling Solutions and others.

Acquisitions

We did not make any acquisitions during the year ended December 31, 2008.

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited (BSG) pursuant to a Share Purchase Agreement, dated April 1, 2007. Under the Purchase Agreement, we acquired all of the outstanding share capital of Billing Services Group Luxembourg S. à r.l. and Billing Services Group Asia Limited from BSG for an aggregate purchase price of $294.4 million in cash, which included debt repaid at closing and acquisition related costs of $7.4 million. The acquisition was funded through the draw down of our amended and restated credit facility, which included a delayed draw term loan of $160.0 million in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million intended to finance this acquisition. The acquisition allows us to combine our industry-leading technology interoperability and network services capabilities with BSG Wireless’ GSM data clearing expertise, European, Middle Eastern and Asian operator relationships, and financial clearing and settlement capabilities.

On June 16, 2006, we acquired the capital stock of Perfect Profits International, which comprises the Interactive Technologies Holdings Limited business (ITHL), from Interactive Technologies Holdings Limited for $45.7 million in cash including $1.1 million in acquisition related costs and working capital adjustments and earn-out to the sellers of $6.9 million, which was paid in April 2007. Headquartered in Hong Kong, ITHL is a leading provider of value-added services to operators in the Asia Pacific region. The acquisition expanded our footprint in the Asia Pacific region and added a complementary customer base, new products, advanced development capabilities and in-region customer support.

New Products

In September 2008, we announced we are working with Colibria to develop an Advanced Messaging Hub solution. This solution, named Syniverse NEXT, provides interworking between operators for the exchange of presence data, instant messaging (IM), SMS, and MMS messages across networks, protocols and message types. Operators will be able to offer their subscribers more interactive, intuitive and convenient presence-based messaging services, and give those subscribers the ability to spontaneously communicate and share experiences with individuals, groups and social networking communities. We have structured our agreement with Colibria as a joint development agreement where we each bring our core capabilities to develop a solution where we will own the intellectual property. We will be contributing $4.0 to $5.0 million in capital expenditures to this joint development effort with $2.1 million contributed in 2008.

In February 2009, we announced a portfolio of business intelligence solutions that enables mobile operators to optimize roaming services based on a real-time view of subscriber roaming behavior and network performance. Syniverse RoamWise, a forecasting tool, is the first product to be launched from the portfolio. This forecasting tool simplifies the management of roaming information and increases the efficiency of operator roaming departments by bringing together data from across diverse networks. The tool centralizes the analysis of historical and real-time roaming data, and builds a comprehensive picture of future roaming trends so that business decisions can be made rapidly and effectively.

In February 2009, we launched our IP Packet eXchange Network Transport solution (IPX) to help global operators keep up with increasing volumes while maintaining quality of service for subscribers. IPX provides operators access to a full suite of mobile data services via a single ubiquitous network while supporting emerging 3G Plus solutions. Via this global network solution, operators connect to a single network to utilize a full suite of wireless data services. This approach means operators can reduce costs by adding additional services or increasing capacity without needing to connect to additional networks.

Business Developments

During 2008, there were several developments that we expect will impact our growth rates in 2009. These developments include the Verizon acquisition of Alltel, the Alltel/Sprint insourcing initiative and the renewal of the Verizon contract. Each of these developments is described below.

Verizon Acquisition of Alltel

During the second quarter of 2008, Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel). Verizon completed its acquisition of Alltel in January 2009. The impact of the combination of these two customers on us ranges across a variety of services, which affect revenues we receive not only from Verizon and Alltel, but from other roaming partners as well. The revenue impact expected is dependent on Verizon’s integration schedule. Our revenue and net income expectations for 2009 include very specific integration assumptions. These assumptions concern roaming traffic between Verizon and Alltel and other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. The assumptions highlighted above are based on the current and best information available to us and we can provide no assurance that the actual impact of this transaction will not be more or less than what is reflected in our 2009 revenue and net income expectations.

Alltel/Sprint Insourcing Initiative

In order to manage the expense associated with the significant volume growth in mobile data, Alltel and Sprint have directly connected their IP backbone networks. Thus, they no longer use Syniverse as a third party intermediary to manage the connectivity and exchange of billing records between their mobile data roaming platforms beginning in January 2009. Our revenue and net income expectations for 2009 include the impact of this insourcing initiative from the January 2009 effective date.

Verizon Renewal

Effective September 30, 2008, we have extended our contract with Verizon for three years. Verizon uses a large suite of services, for its data clearing and roaming operations – products such as MDR, data clearinghouse, Visibility, UniRoam and a number of other services. Verizon’s new terms and pricing remain transaction-based, primarily affecting Technology Interoperability Services.

Revenues

Most of our revenues are transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We also generate revenues through the sale of software licenses, hardware and professional services. We generate our revenues through the sale of our technology interoperability services, network services, number portability services, call processing services, enterprise solutions and off-network database queries to telecommunications operators throughout the world. Generally, there is a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

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

•

Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management, capitalized software and other intangible assets recorded in purchase accounting.

Results of Operations

Comparison of 2008 and 2007

	Year Ended December 31, 2008	% of Revenues	Year Ended December 31, 2007	% of Revenues	2008 vs. 2007 $	Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$317,685	62.7%	$184,471	48.8%	133,214	72.2%
Network Services	122,529	24.2%	124,788	33.1%	(2,259)	(1.8)%
Number Portability Services	29,291	5.8%	27,128	7.2%	2,163	8.0%
Call Processing Services	29,720	5.9%	31,421	8.3%	(1,701)	(5.4)%
Enterprise Solutions	2,387	0.5%	4,084	1.1%	(1,697)	(41.6)%

Revenues excluding Off-Network Data Base
Queries	501,612	99.1%	371,892	98.5%	129,720	34.9%
Off-Network Database Queries	4,744	0.9%	5,632	1.5%	(888)	(15.8)%

Total Revenues	506,356	100.0%	377,524	100.0%	128,832	34.1%

Costs and expenses:
Cost of operations	165,236	32.6%	137,520	36.4%	27,716	20.2%
Sales and marketing	45,549	9.0%	30,637	8.1%	14,912	48.7%
General and administrative	79,241	15.6%	56,937	15.1%	22,304	39.2%
Depreciation and amortization	55,344	10.9%	42,867	11.4%	12,477	29.1%
Restructuring	(29)	(0.0)%	2,211	0.6%	(2,240)	(101.3)%

	345,341	68.2%	270,172	71.6%	75,169	27.8%

Operating income	161,015	31.8%	107,352	28.4%	53,663	50.0%

Other income (expense), net:
Interest income	1,894	0.4%	2,049	0.5%	(155)	(7.6)%
Interest expense	(37,246)	(7.4)%	(25,603)	(6.8)%	(11,643)	45.5%
Other, net	(402)	(0.1)%	(69)	(0.0)%	(333)	482.6%

	(35,754)	(7.1)%	(23,623)	(6.3)%	(12,131)	51.4%

Income before provision for income taxes	125,261	24.7%	83,729	22.2%	41,532	49.6%
Provision for income taxes	46,797	9.2%	31,310	8.3%	15,487	49.5%

Net income	$78,464	15.5%	$52,419	13.9%	$26,045	49.7%

Revenues

Total revenues increased $128.8 million to $506.4 million for the year ended December 31, 2008 from $377.5 million for the same period in 2007. The increase in revenues was primarily due to growth in Technology Interoperability Services driven by organic volume growth in our wireless data clearinghouse services, SMS and MMS interoperability, MDR services and the addition of $54.9 million of revenues from BSG Wireless.

Technology Interoperability Services revenues increased $133.2 million to $317.7 million for the year ended December 31, 2008 from $184.5 million for the same period in 2007. The increase in revenues was primarily due to organic volume growth in our wireless data clearinghouse services, SMS and MMS interoperability, MDR and the addition of $54.9 million of revenues from BSG Wireless for the year ended December 31, 2008. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based and service bundling pricing strategy for most of our offerings as well as competitive pricing pressure.

Network Services revenues decreased $2.3 million to $122.5 million for the year ended December 31, 2008 from $124.8 million for the same period in 2007. The decrease in revenues was primarily due to customer migrations off our services platform partially offset by increases in our SS7 and data networking products. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based and service bundling pricing strategy and competitive pricing pressures.

Number Portability Services revenues increased $2.2 million to $29.3 million for the year ended December 31, 2008 from $27.1 million for the same period in 2007. The increase was primarily driven by an increase in wireless porting volumes resulting from both specific promotions of certain significant wireless operators in the U.S. and other porting activities.

Call Processing Services revenues decreased $1.7 million to $29.7 million for the year ended December 31, 2008 from $31.4 million for the same period in 2007. The decrease in revenues was due to continued declines in our legacy fraud-related services and Signaling Solutions due to expected network migrations. We expect this decline to continue for our legacy fraud-related services.

Enterprise Solutions revenues decreased $1.7 million to $2.4 million for the year ended December 31, 2008 from $4.1 million for the same period in 2007. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues decreased $0.9 million to $4.7 million for the year ended December 31, 2008 from $5.6 million for the same period in 2007. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Costs and expenses

Cost of operations increased $27.7 million to $165.2 million for the year ended December 31, 2008 from $137.5 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless, increased performance compensation and higher data processing costs commensurate with higher revenues.

Sales and marketing expenses increased $14.9 million to $45.5 million for the year ended December 31, 2008 from $30.6 million for the same period in 2007. The increase was primarily due to higher employee-related expenses for our global expansion, increased performance compensation and expenses incurred by BSG Wireless.

General and administrative expenses increased $22.3 million to $79.2 million for the year ended December 31, 2008 from $56.9 million for the same period in 2007. The increase was primarily due to expenses incurred by BSG Wireless and increases in legal fees, travel, sales incentive and performance compensation commensurate with higher revenues and severance and relocation expenses associated with changes in our senior management team.

Depreciation and amortization expenses increased $12.4 million to $55.3 million for the year ended December 31, 2008 from $42.9 million for the same period in 2007. The increase was primarily due to additional amortization of acquired intangible assets from our acquisition of BSG Wireless. Included in our depreciation and amortization expense for the year ended December 31, 2008 and 2007 is approximately $28.7 million and $18.8 million, respectively, of amortization related to intangible assets recorded in purchase accounting due to acquisitions we made beginning with our February 2002 acquisition from Verizon through our December 2007 acquisition of BSG Wireless.

Restructuring expense was $2.2 million for the year ended December 31, 2007. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $0.4 million.

Other

Interest income was $1.9 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively. Interest income was primarily earned on outstanding cash balances.

Interest expense increased $11.6 million to $37.2 million for the year ended December 31, 2008 from $25.6 million for the same period in 2007. The increase was primarily due to higher outstanding debt resulting from the financing of our acquisition of BSG Wireless in December 2007.

Other, net increased $0.3 million to $(0.4) million for the year ended December 31, 2008 from $(0.1) million for the same period in 2007. The increase was primarily due to foreign currency transaction losses as a result of our global expansion.

Provision for income taxes increased $15.5 million to $46.8 million for the year ended December 31, 2008 from $31.3 million for the same period in 2007. The increase in income taxes was primarily due to higher income before taxes. Our effective tax rates for the years ended December 31, 2008 and 2007 was approximately 37.4%.

Results of Operations

Comparison of 2007 and 2006

The following table presents an overview of our results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	% of Revenues	Year Ended December 31, 2006	% of Revenues	2007 vs. 2006 $	Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$184,471	48.8%	$138,655	41.1%	$45,816	33.0%
Network Services	124,788	33.1%	124,832	37.0%	(44)	(0.0)%
Number Portability Services	27,128	7.2%	28,766	8.5%	(1,638)	(5.7)%
Call Processing Services	31,421	8.3%	29,315	8.7%	2,106	7.2%
Enterprise Solutions	4,084	1.1%	7,289	2.2%	(3,205)	(44.0)%

Revenues excluding Off-Network Data Base
Queries	371,892	98.5%	328,857	97.6%	43,035	13.1%
Off-Network Database Queries	5,632	1.5%	8,162	2.4%	(2,530)	(31.0)%

Total revenues	377,524	100.0%	337,019	100.0%	40,505	12.0%

Costs and expenses:
Cost of operations	137,520	36.4%	134,641	40.0%	2,879	2.1%
Sales and marketing	30,637	8.1%	25,446	7.6%	5,191	20.4%
General and administrative	56,937	15.1%	58,508	17.4%	(1,571)	(2.7)%
Depreciation and amortization	42,867	11.4%	41,172	12.2%	1,695	4.1%
Restructuring	2,211	0.6%	1,006	0.3%	1,205	119.8%

	270,172	71.6%	260,773	77.4%	9,399	3.6%

Operating income	107,352	28.4%	76,246	22.6%	31,106	40.8%

Other income (expense), net:
Interest income	2,049	0.5%	1,824	0.5%	225	12.3%
Interest expense	(25,603)	(6.8)%	(27,328)	(8.1)%	1,725	(6.3)%
Loss on extinguishment of debt	—	0.0%	(924)	(0.3)%	924	(100.0)%
Other, net	(69)	(0.0)%	332	0.1%	(401)	(120.8)%

	(23,623)	(6.3)%	(26,096)	(7.7)%	2,473	(9.5)%

Income before provision for (benefit from) income taxes	83,729	22.2%	50,150	14.9%	33,579	67.0%
Provision for (benefit from) income taxes	31,310	8.3%	(39,574)	(11.7)%	70,884	(179.1)%

Net income	$52,419	13.9%	$89,724	26.6%	$(37,305)	(41.6)%

Revenues

Total revenues increased $40.5 million to $377.5 million for the year ended December 31, 2007 from $337.0 million for 2006. Excluding Off-Network Database Queries, which decreased $2.5 million for the year ended December 31, 2007, total revenues increased $43.0 million for the year ended December 31, 2007. The increase in revenues was primarily due to increases in our Technology Interoperability Services and our Call Processing Services, offset in part by decreases in our Number Portability Services, Network Services, Enterprise Solutions and Off-Network Database Queries.

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

Network Services revenues were $124.8 million for both the years ended December 31, 2007 and 2006. This reflects the migration off our services platform by certain customers and price concessions commensurate with our volume-based and service bundling pricing strategy for certain of our services and a competitive pricing environment. During 2006, two of our SS7 customers completed the process of replacing our SS7 network solution, resulting in a reduction of 2006 network services revenues by $6.3 million.

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

Enterprise Solutions revenues decreased $3.2 million to $4.1 million for the year ended December 31, 2007 from $7.3 million for 2006. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

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

Restructuring expense was $2.2 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. In February 2006, we completed a restructuring plan in our marketing group resulting in the termination of 8 employees. As a result, we incurred $0.3 million in severance related costs. In August 2006, we completed a restructuring plan in our operations and marketing groups resulting in the termination of 30 employees. As a result, we incurred $0.7 million in severance related costs. In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs and $1.3 million in costs associated with the termination of the lease of our corporate aircraft. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan, resulting in a reduction of our severance liability of $0.4 million.

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

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$163,972	$121,262	$97,811
Net cash used in investing activities	(41,642)	(301,953)	(63,683)
Net cash provided by (used) in financing activities	(903)	202,275	(57,052)
Effect of exchange rate changes on cash	(4,908)	798	334

Net increase (decrease) in cash	$116,519	$22,382	$(22,590)

Net cash provided by operating activities was $164.0 million for the year ended December 31, 2008 as compared to $121.3 million for the same period in 2007. The increase was primarily related to higher net income adjusted for non-cash items (depreciation and amortization, provision for uncollectible accounts, deferred income tax expense, stock-based compensation, and loss on disposition of property) and changes in operating assets and liabilities. Cash and cash equivalents were $165.6 million at December 31, 2008 as compared to $49.1 million at December 31, 2007. This increase was primarily due to an increase in net cash provided by operating activities, partially offset by principal payments on our senior credit facility and higher capital expenditures. Our working capital increased $122.0 million to $196.2 million at December 31, 2008 from $74.2 million at December 31, 2007 primarily due to higher net cash from operating activities partially offset by higher accrued liabilities.

Net cash used in investing activities was $41.6 million for the year ended December 31, 2008, which includes $40.8 million for capital expenditures and $0.8 million for the acquisition of BSG Wireless. Net cash used in investing activities was $302.0 million for the year ended December 31, 2007, which includes $273.6 million, net of acquired cash, for the acquisition of BSG Wireless and $27.7 million for capital expenditures. Net cash used in investing activities was $63.7 million for the year ended December 31, 2006, which includes $43.9 million, net of acquired cash, for the acquisition of ITHL and $19.9 million of capital expenditures. Capital expenditures for property and equipment, including capitalized software costs, increased $13.1 million to $40.8 million for the year ended December 31, 2008 from $27.7 million for the same period in 2007. For the year ended December 31, 2008 we incurred approximately $40.8 million for capital expenditures primarily for network infrastructure to support customer growth, non-network production upgrades and capitalized software. Capital expenditures for property and equipment, including capitalized software costs, increased $7.8 million to $27.7 million for the year ended December 31, 2007 from $19.9 million for the same period in 2006. For the year ended December 31, 2007 we incurred approximately $27.7 million for capital expenditures primarily for non-network production upgrades, investment in our messaging infrastructure to support our anticipated growth and capitalized software development. For the year ended December 31, 2006, we incurred approximately $19.9 million for capital expenditures, primarily for investment in our network, capital expenditures associated with our lease of new office space and capitalized software development. We expect total capital expenditures in 2009 to be approximately 7.5% of revenues (excluding Off-Network Database Queries) compared to 8.1% in 2008.

Net cash used in financing activities was $0.9 million for the year ended December 31, 2008, which includes principal payments on our senior credit facility of $3.5 million offset by $2.6 million issuances of stock related to stock-based compensation. Net cash provided by financing activities was $202.3 million for the year ended December 31, 2007, which includes $290.0 million of borrowings to fund our acquisition of BSG Wireless partially offset by principal payments on our senior credit facility of $81.6 million and debt issuance costs paid in connection with our amended and restated credit facility of $7.2 million. Net cash used in financing activities was $57.1 million for the year ended December 31, 2006, which includes $41.7 million of principal payments on our senior credit facility and $15.4 million for the repayment of our 12 3/4% senior subordinated notes due 2009.

In 2008, Lehman Commercial Paper Inc. (Lehman CPI) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman CPI is the administrative agent of our senior credit facility. Lehman CPI has $28.2 million (45.5 percent) of the $62.0 million in commitments under our undrawn revolving credit line. It is doubtful Lehman CPI will honor its obligations under the revolving credit line.

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100.0 million of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

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

Debt and Credit Facilities

Amended and Restated Senior Credit Facility

On August 9, 2007, we entered into a $464.0 million amended and restated credit agreement, the senior credit facility, with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse Holdings, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the “Guarantors”) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

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

The applicable margin for the base rate term loan and the base rate revolving loans is 1.50%. U.S. dollar denominated borrowings bear interest at either a base rate or, at our option, a LIBOR rate. The applicable margin for the Eurodollar term loan, Euro-denominated term loan and Eurodollar revolving loans is 2.50%. Euro-denominated borrowings under the senior credit facility bear interest at a EURIBOR rate. The term loan facilities require regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facilities will mature on August 9, 2014. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

As of December 31, 2008, we had an aggregate face amount of $338.8 million of outstanding indebtedness under our senior credit facility representing $213.2 million in U.S. dollar denominated term loans, $125.6 million in Euro-denominated term loans, $42.0 million available under the revolving credit facility and $18.1 million available under the Euro-denominated revolving credit line. As of December 31, 2008, the applicable interest rate was 2.97% on the term loan based on the LIBOR option and 5.2% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of December 31, 2008, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2008, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

12 3/4% Senior Subordinated Notes due 2009

On February 1, 2006, Syniverse completed an early redemption for all remaining notes of $14,500 in aggregate principal amount of its outstanding 12 3/4% Senior Subordinated Notes due 2009 at a premium of $924.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2008 and 2007.

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

Revenue Recognition

We derive revenues from six categories: Technology Interoperability Services, Network Services, Number Portability Services, Call Processing Services, Enterprise Solutions and Off-Network Database Queries. The revenue recognition policy for each of these areas is described in Note 2 of Notes to Consolidated Financial Statements contained in this report.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part of our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign allowance percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of December 31, 2008 and our bad debt expense for the year then ended to change by $0.1 million. Because we perform our analysis and establish our allowance for doubtful accounts on a customer-by-customer basis, we generally do not record a reserve for unknown factors. However, if we were to apply a reserve for unknown factors of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2008 and our bad debt expense for the year then ended by approximately $0.8 million

Allowance for Credit Memos

We maintain an allowance for credit memos based on our historical credit memo activity. In addition, we establish allowances for credit memos resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of December 31, 2008, our allowance for credit memos totaled $1.6 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.2 million.

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

If an impairment indicator existed, we would perform a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized for the year ended December 31, 2008.

Impairment Losses on Goodwill

We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 were effective for us beginning January 1, 2008. The partial adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 was effective for us beginning on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations and we did not elect to measure eligible items at fair value under this Statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will not have a material impact on our financial position and results of operations.

Contractual Obligations and Commitments

As of December 31, 2008, our contractual obligations consist of our debt, operating leases equipment and service contracts and pension plan liabilities associated with our acquisition of BSG Wireless.

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$651,105	$32,086	$61,106	$228,588	$329,325
Operating lease obligations	42,216	7,540	11,368	9,651	13,657
Purchase obligations (2)	3,619	1,872	1,747	—	—
Pension obligation (3)	958	8	37	85	828

Total	$697,898	$41,506	$74,258	$238,324	$343,810

(1)	The interest rate on the term loans is at 2.5% plus LIBOR for the U.S. denominated portion and 2.5% plus EURIBOR for the Euro-denominated portion, with LIBOR assumed to be 0.47% and EURIBOR assumed to be 2.70%.
(2)	Amounts represent primarily purchase obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.
(3)	Represents estimated obligations from a noncontributory defined benefit retirement plan assumed by us as part of the acquisition of BSG Wireless

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheet. The off-balance sheet amounts totaled approximately $101.3 million and $88.0 million as of December 31, 2008 and 2007, respectively.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2008 and December 31, 2007, we had $338.8 million and $347.9 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.4 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

On October 6, 2008, we entered into an agreement to hedge $100.0 million of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

Foreign Currency Market Risk

Although the majority of our operations are conducted in United States dollars, our significant foreign operations are conducted in Euros and Great Britain Pounds. Our exposure to these currencies is the result of our acquisition of BSG Wireless in December 2007, thus the impact of changes in the foreign currency exchange rates on our revenue and net income for the year ended December 31, 2008 compared to the year ended December 31, 2007 is not significant. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America, several of which are directly tied to the movement in the United States dollar. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the United States dollar during the year ended December 31, 2008 compared to the average foreign currency exchange rates during the year would have increased or decreased our revenues and net income by approximately $7.1 million and $2.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 60 for an index to our “Consolidated Financial Statements”, which are incorporated by reference here in.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of December 31, 2008, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Syniverse Holdings, Inc.

We have audited Syniverse Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syniverse Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Syniverse Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Syniverse Holdings, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

February 26, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information relating to our directors and executive officers under the captions “Proposal 1—Election of Directors—Nominees,” and “Executive Compensation and Other Information,” in our proxy statement for the 2008 annual meeting of stockholders to be held on May 8, 2009. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. All of the preceding information is incorporated in this Item 10 by reference.

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

Exhibit No.	Description
3.1.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (18)

3.1.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (2)

3.2.1	Bylaws of Syniverse Technologies, Inc. (1)

3.2.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (2)

4.1.1	Rights Agreement, dated November 16, 2008, between Syniverse Holdings, Inc. and American Stock Transfer and Trust Company, LLC. (3)

4.1.2	Exchange and Registration Rights Agreement, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (4)

4.1.3	Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd. (1)

4.2.1	Form of Certificate of Common Stock of Syniverse Holdings, Inc. (2)

4.2.2	Form of 7 3/4% Exchange Note. (5)

4.3.1	Indenture, dated August 24, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC and The Bank of New York Trust Company, N.A. (4)

Exhibit No.	Description
4.4.1	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Rule 144A 7 3/4% Global Note. (5)

4.4.2	Notation of Guarantee, dated August 24, 2005 by Syniverse Holdings, Inc, Syniverse Technologies of Virginia, Inc. and Syniverse Brience, LLC with respect to the Regulation S 7 3/4% Global Note. (5)

10.1.1	Amended and Restated Credit Agreement, dated as of August 9, 2007, among Syniverse Holdings, Inc., a Delaware corporation, Syniverse Technologies, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York, as syndication agent, and Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association as co-documentation agents. (6)

10.1.2	Credit Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, LaSalle Bank Association as syndication and agent, and Lehman Commercial Paper Inc., as Administrative Agent, as amended by that certain First Amendment to Credit Agreement, dated August 8, 2007 among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Lehman Commercial Paper, Inc. (6)(7)

10.1.3	Guarantee and Collateral Agreement, dated February 15, 2005, among Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent. (7)

10.1.4	Purchase Agreement, dated August 18, 2005, among Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Technologies of Virginia, Inc., Syniverse Brience, LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc. (4)

10.1.5	Share Purchase Agreement, dated April 2, 2007, by and among Syniverse Technologies, Inc., Highwoods Corporation and Billing Services Group Limited. (8)

†10.2.1	Syniverse Holdings, Inc. Amended and Restated Founders’ Stock Option Plan. (9)

†10.2.3	Syniverse Holdings, Inc. Amended and Restated Non-employee Directors Stock Option Plan. (9)

†10.2.4	Syniverse Holdings, Inc. Amended and Restated 2004 Non-Employee Director Compensation Plan. (9)

†10.2.5	Form of Amended and Restated Restricted Stock Grant Agreement. (10)

†10.2.6	Form of Amended and Restated Non-Qualified Stock Option Award Agreement. (10)

†10.2.7	Syniverse Holdings Inc., 2006 Long-Term Equity Incentive Plan. (11)

†10.3.1	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien.

*†10.3.2	Amendment No. 1 to the Employment Agreement, dated as of December 22, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien.

†10.3.3	Amended and Restated Senior Management Agreement, dated as of February 9, 2005, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Eugene Bergen Henegouwen.

†10.3.4	Employment Agreement, dated as of January 9, 2006, by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe. (12)

Exhibit No.	Description
*†10.3.5	Amendment No. 1 to the Employment Agreement, dated as of December 30, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Tony G. Holcombe.

†10.3.6	Senior Management Agreement, dated as of August 7, 2006, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Leigh Hennen. (13)

†10.3.7	Employment Agreement, dated as of May 24, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and David W. Hitchcock. (14)

*†10.3.8	Amendment No. 1 to the Employment Agreement, dated as of December 18, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and David W. Hitchcock.

†10.3.9	Employment Agreement, dated as of January 14, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Jeffrey Gordon. (15)

*†10.3.10	Amendment No. 1 to the Employment Agreement, dated as of December 30, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Jeffrey Gordon.

†10.3.11	Employment Agreement, dated as of March 10, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Alfredo T. De Cardenas. (15)

*†10.3.12	Amendment No. 1 to the Employment Agreement, dated as of December 18, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Alfredo T. De Cardenas.

10.3.13	Executive Separation Agreement, dated as of January 11, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Paul Wilcock. (16)

10.3.14	Executive Separation Agreement, dated as of March 12, 2007, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Raymond L. Lawless. (17)

*†10.3.15	Executive Separation Agreement dated November 24, 2008 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne Nelson.

*†10.3.16	Executive Separation Agreement dated May 27, 2008 by and among Syniverse Holdings, Inc., Syniverse Technologies Inc. and Robert F. Garcia, Jr.

10.4.1	Office Lease, dated as of February 28, 2005, by and between 581 Highwoods, L.P. and Syniverse Technologies, Inc. (9)

10.5.1	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc. (1)

*12.1.1	Computation of ratio of earnings to fixed charges.

*21.1.1	Subsidiaries of Syniverse Holdings, Inc.

*23.1.1	Consent of Ernst & Young LLP, independent registered certified public accounting firm.

*31.1.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.1.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.1.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Amendment No. 4 to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(3)	Incorporated by reference to Syniverse Holdings, Inc. Current Report on Form 8-K filed November 17, 2008.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed August 24, 2005.

(5)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-129186).
(6)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed August 10, 2007
(7)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed February 18, 2005.
(8)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed April 2, 2007.
(9)	Incorporated by reference to Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(10)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed August 17, 2006.
(11)	Incorporated by reference to Syniverse Holdings, Inc.’s Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders.
(12)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed January 10, 2006.
(13)	Incorporated by reference to Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(14)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed May 30, 2007
(15)	Incorporated by reference to Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(16)	Incorporated by reference to Registrants’ Current Report on Form 8-K filed January 15, 2008.
(17)	Incorporated by reference to Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(18)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003
†	Compensatory plan or agreement.
*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syniverse Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

February 26, 2009

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$165,605	$49,086
Accounts receivable, net of allowances of $2,347 and $3,319, respectively	88,782	79,378
Prepaid and other current assets	20,971	12,240

Total current assets	275,358	140,704

Property and equipment, net	50,251	43,856
Capitalized software, net	60,184	62,615
Deferred costs, net	7,288	10,786
Goodwill	596,662	616,304
Identifiable intangibles, net	208,518	232,023
Other assets	1,573	1,262

Total assets	$1,199,834	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,311	$5,006
Accrued payroll and related benefits	20,111	12,016
Accrued interest	5,160	5,910
Accrued income taxes	9,891	121
Deferred revenues	4,260	5,327
Other accrued liabilities	28,975	34,668
Current portion of Term Note B	3,431	3,459

Total current liabilities	79,139	66,507

Long-term liabilities:
Deferred tax liabilities	65,546	43,587
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	335,382	344,476
Other long-term liabilities	8,925	7,188

Total liabilities	663,992	636,758

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,847,632 shares issued and 68,455,634 shares outstanding and 68,683,075 shares issued and 68,302,956 shares outstanding at December 31, 2008 and December 31, 2007, respectively	68	68
Additional paid-in capital	471,524	463,711
Retained earnings	83,315	4,851
Accumulated other comprehensive (loss) income	(19,035)	2,191
Common stock held in treasury, at cost; 391,998 and 380,119 at December 31, 2008 and December 31, 2007, respectively	(30)	(29)

Total stockholders’ equity	535,842	470,792

Total liabilities and stockholders’ equity	$1,199,834	$1,107,550

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2008	2007	2006
Revenues	$506,356	$377,524	$337,019

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	165,236	137,520	134,641
Sales and marketing	45,549	30,637	25,446
General and administrative	79,241	56,937	58,508
Depreciation and amortization	55,344	42,867	41,172
Restructuring	(29)	2,211	1,006

	345,341	270,172	260,773

Operating income	161,015	107,352	76,246

Other income (expense), net:
Interest income	1,894	2,049	1,824
Interest expense	(37,246)	(25,603)	(27,328)
Loss on extinguishment of debt	—	—	(924)
Other, net	(402)	(69)	332

	(35,754)	(23,623)	(26,096)

Income before provision for (benefit from) income taxes	125,261	83,729	50,150
Provision for (benefit from) income taxes	46,797	31,310	(39,574)

Net income	$78,464	$52,419	$89,724

Net income per common share:
Basic	$1.16	$0.78	$1.34

Diluted	$1.15	$0.78	$1.33

Weighted average common shares outstanding:
Basic	67,675	67,333	66,943

Diluted	68,097	67,531	67,298

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005	67,371	$68	$457,165	$(134,501)	$(70)	$(23)	$322,639
Net income		—	—	89,724	—	—	89,724
Other comprehensive income—
Unrealized loss on investments		—	—	—	(118)	—	(118)
Foreign currency translation adjustment		—	—	—	594	—	594

Comprehensive income							90,200
Issuances of stock under employee stock purchase plan	15	—	46	—	—	—	46
Issuance of stock for stock options exercised	736	—	94	—	—	—	94
Stock-based compensation		—	1,820	—	—	—	1,820
Purchase of treasury stock	(83)	—	—	—	—	(5)	(5)

Balance, December 31, 2006	68,039	$68	$459,125	$(44,777)	$406	$(28)	$414,794
Net income		—	—	52,419	—	—	52,419
Other comprehensive income—
Foreign currency translation adjustment		—	—	—	1,785	—	1,785

Comprehensive income							54,204
Cumulative effect of adoption of FIN No. 48		—	—	(2,791)	—	—	(2,791)
Issuance of stock for stock options exercised	247	—	670	—	—	—	670
Stock-based compensation		—	3,564	—	—	—	3,564
Issuances of stock under employee stock purchase plan	50	—	730	—	—	—	730
Minimum tax withholding on restricted stock awards	(33)	—	(378)	—	—	—	(378)
Purchase of treasury stock	—	—	—	—	—	(1)	(1)

Balance, December 31, 2007	68,303	$68	$463,711	$4,851	$2,191	$(29)	$470,792
Net income		—	—	78,464	—	—	78,464
Other comprehensive income—
Foreign currency translation adjustment, net of tax of $1,692		—	—	—	(19,641)	—	(19,641)
Change in minimum pension liability, net of tax of $148		—	—	—	247	—	247
Net change in fair value of interest rate swap, net of tax benefit of $(1,092)		—	—	—	(1,832)	—	(1,832)

Comprehensive income							57,238
Issuance of stock for stock-based compensation	127	—	1,987	—	—	—	1,987
Stock-based compensation		—	5,205	—	—	—	5,205
Excess tax benefit from stock options exercised		—	479	—	—	—	479
Issuances of stock under employee stock purchase plan	78	—	823	—	—	—	823
Minimum tax withholding on restricted stock awards	(40)	—	(681)	—	—	—	(681)
Purchase of treasury stock	(12)	—	—	—	—	(1)	(1)

Balance, December 31, 2008	68,456	$68	$471,524	$83,315	$(19,035)	$(30)	$535,842

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$78,464	$52,419	$89,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	57,115	44,104	42,538
Provision for (recovery of) uncollectible accounts	24	(169)	489
Deferred income tax expense (benefit)	25,751	26,127	(40,304)
Loss on extinguishment of debt	—	—	924
Stock-based compensation	5,205	3,564	1,820
Other, net	3,198	1,075	322
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,999)	211	(637)
Other current assets	(1,317)	(733)	2,957
Accounts payable	10,499	2,469	(5,960)
Other current liabilities	(3,875)	(9,126)	6,400
Other assets and liabilities	(93)	1,321	(462)

Net cash provided by operating activities	163,972	121,262	97,811

Cash flows from investing activities
Capital expenditures	(40,819)	(27,665)	(19,921)
Proceeds from the sale of marketable securities	—	—	119
Acquisition of BSG Wireless, net of acquired cash	(823)	(273,553)	—
Acquisition of ITHL, net of acquired cash	—	(735)	(43,881)

Net cash used in investing activities	(41,642)	(301,953)	(63,683)

Cash flows from financing activities
Debt issuance costs paid	—	(7,180)	—
Repayment of 12.75% senior subordinated notes due 2009 including prepayment of premium and related fees	—	—	(15,424)
Borrowings under Term Note B	—	290,000	—
Principal payments on senior credit facility	(3,510)	(81,566)	(41,763)
Issuances of stock under employee stock purchase plan	823	730	—
Issuance of stock for stock options exercised	1,987	670	140
Minimum tax withholding on restricted stock awards	(681)	(378)	—
Excess tax benefit from stock-based compensation	479	—	—
Purchase of treasury stock	(1)	(1)	(5)

Net cash (used in) provided by financing activities	(903)	202,275	(57,052)

Effect of exchange rate changes on cash	(4,908)	798	334

Net increase (decrease) in cash	116,519	22,382	(22,590)
Cash at beginning of period	49,086	26,704	49,294

Cash at end of period	$165,605	$49,086	$26,704

Supplemental cash flow information
Interest paid	$36,054	$24,477	$26,455
Income taxes paid	11,110	6,042	764

Supplemental non-cash transactions
Reduction of goodwill and restructuring reserve accrual	—	—	72

See Notes to Consolidated Financial Statements.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. Description of Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. We were incorporated in Delaware on November 9, 2001 and we completed our initial public offering on February 10, 2005. For over 20 years, including our time as part of our former parent company, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), Mobile Instant Messaging (MIM), number portability and wireless vaule-added services. We currently provide our services to more than 650 operators in over 140 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include our accounts and our subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

We prepare our financial statements using accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services, enterprise solutions and off-network database queries to wireless operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS services, MMS services, DataNet services, interstandard roaming solutions and Mobile Data Roaming (MDR) services, revenues vary based on the number or size of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearinghouse and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the transactions are processed. Additionally, we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

•	Enterprise Solutions primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•

Off-Network Database Queries primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transactions are processed.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of income amounted to $9,703, $5,987 and $5,518 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees and a Directors’ Stock Option Plan for directors. On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan and Employee Stock Purchase Plan. We account for these plans and related grants thereunder using the fair value based method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Please refer to Note 6 for further discussion regarding stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments of operating cash with original maturities of three months or less to be a cash or cash equivalent. Cash and cash equivalents include money market funds and various deposit accounts and are stated at cost, which approximates fair value.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheet. The off-balance sheet amounts totaled approximately $101,311 and $87,977 as of December 31, 2008 and 2007, respectively.

During the financial settlement process, customer funds may be held by us due to the time taken to clear transactions with our customers’ roaming partners. These funds are treated as a receivable and a corresponding payable until the funds are settled. As of December 31, 2008, the balance in these accounts was $6,082 and is included “Prepaid and other current assets” and “Other accrued liabilities” in our consolidated balance sheet.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount that we expect to collect on our gross customer trade receivables. We establish an allowance for estimated losses from the inability of our customers to pay as well as for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2008 and 2007, our allowance for doubtful accounts was $786 and $762, respectively.

We maintain an allowance for credit memos based on our historical credit memo activity. In addition, we establish allowances for credit memos resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have been consistent with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of December 31, 2008 and 2007, our allowance for credit memos was $1,561 and $2,557, respectively.

Property and Equipment, Net

Property and equipment consist primarily of computer hardware and network equipment, leasehold improvements and furniture in our headquarter facilities, which are recorded at cost and depreciated using the straight-line method over the estimated remaining lives. Leasehold improvements are depreciated over the shorter of the term of the lease or life of asset.

The asset lives used are presented in the following table:

Average Lives (In Years)
Computers and Equipment	5
Furniture and fixtures	6
Leasehold improvements	2 – 11

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

Capitalized Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of 3-12 years.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill is not amortized, but is tested for impairment at the reporting-unit level, at least annually on October 1, or more frequently if indicators of impairment arise. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill impairment test.

Identifiable Intangible Assets

Our identifiable intangible assets represent customer-related intangible assets, such as customer contracts and customer relationships associated with our acquisitions. We amortize identifiable intangible assets over their contractual or estimated useful lives of 5 to 20 years using the straight-line method. Estimated useful lives are determined primarily based on forecasted cash flows, which includes estimates for the revenues, expenses and customer attrition associated with the assets.

Impairment of Long-Lived Assets

We evaluate for impairment our depreciable and amortizable long-lived assets including property and equipment, capitalized software and amortizable identifiable intangible assets. We utilize the three-step approach for recognizing and measuring the impairment of assets to be held and used. That is, (1) we consider whether indicators of impairment are present; (2) if indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount; and (3) if less, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We believe the carrying values of our long-lived assets, including property and equipment and identifiable intangible assets, were not impaired as of December 31, 2008 and 2007.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes, however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying consolidated statements of income.

Interest in Joint Venture

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of December 31, 2008 and 2007, our investment was $888 and is included in other assets.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FASB Staff Position (FSP) 157-2. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 14 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008.

Derivative Instruments and Hedging Activities

We account for derivative financial instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133). Under FAS 133, all derivatives are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We have designated an interest rate swap as a cash flow hedge that effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. We do not hold or enter into financial instruments for speculative trading purposes. See Note 13 for more information on our interest rate swap.

Foreign Currencies

We have significant operations in subsidiaries in Europe, including the United Kingdom, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the years ended December 31, 2008, 2007, and 2006, we recorded transaction gain (loss) of $(401), $(40) and $1, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. Dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive income. Income statement items are translated at the average rates prevailing during the period.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of changes in our currency translation adjustment account, changes in our minimum pension liability account, net of tax and changes in the fair value of our interest rate swap, net of tax. Accumulated other comprehensive (loss) income for the three years ended December 31, 2008 is as follows:

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Investments	Change in Minimum Pension Liability	Net Change in Fair Value of Interest Rate Swap	Total
Balance, December 31, 2005	$(188)	$118	$—	$—	$(70)
Changes	594	(118)	—	—	476

Balance, December 31, 2006	406	—	—	—	406
Changes	1,785	—	—	—	1,785

Balance, December 31, 2007	2,191	—	—	—	2,191
Changes	(19,641)	—	247	(1,832)	(21,226)

Balance, December 31, 2008	$(17,450)	$—	$247	$(1,832)	$(19,035)

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. Revenues by service offerings were as follows:

	Year Ended December 31,
	2008	2007	2006
Technology Interoperability Services	$317,685	$184,471	$138,655
Network Services	122,529	124,788	124,832
Number Portability Services	29,291	27,128	28,766
Call Processing Services	29,720	31,421	29,315
Enterprise Solutions	2,387	4,084	7,289
Off-Network Database Queries	4,744	5,632	8,162

Total Revenues	$506,356	$377,524	$337,019

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:
	Year Ended December 31,
	2008	2007	2006
North America (U.S. and Canada)	$361,438	$291,186	$267,828
Asia Pacific	46,445	41,725	31,058
Caribbean and Latin America	30,666	23,860	20,204
Europe, Middle East and Africa	63,063	15,121	9,767
Off-Network Database Queries (i)	4,744	5,632	8,162

Total Revenues	$506,356	$377,524	$337,019

(i)	Off-Network Database Queries are not allocated to geographic regions.

For the year ended December 31, 2008, 2007 and 2006, we derived 67.9% and 73.3% and 77.4%, respectively, of our revenues from customers in the United States.

Long-lived assets by geographic location were as follows:

	Year Ended December 31,
	2008	2007
United States	$604,508	$612,014
Asia Pacific	42,870	42,639
Central and Latin America	32	—
Europe, Middle East and Africa	268,205	300,145

Total	$915,615	$954,798

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings available to common shareholders are the same as reported net income for all periods presented. Diluted net income per common share includes the potential dilution from the exercise of stock options and restricted stock. For the years ended December 31, 2008, 2007 and 2006 options to purchase 603,076, 534,480 and 236,600 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table displays the computation of net income per common share:

	Year Ended December 31,
	2008	2007	2006
Basic and diluted net income per common share:
Net income available to common stockholders	$78,464	$52,419	$89,724
Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,674,501	67,333,061	66,942,944
Unvested common stock	—	47,515	295,363
Potentially dilutive stock options and restricted stock	422,765	150,891	60,039

Diluted weighted-average common shares outstanding	68,097,266	67,531,467	67,298,346

Basic net income per common share	$1.16	$0.78	$1.34

Diluted net income per common share	$1.15	$0.78	$1.33

Reclassifications

Certain prior year balances have been reclassified to conform to the 2008 presentations.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 is effective January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The partial adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 was effective for us beginning on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations and we did not elect to measure eligible items at fair value under this Statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will not have a material impact on our financial position and results of operations.

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

The completed technologies and customer relationships were valued using discounted future cash flows. The valuations considered historical financial results and expected and historical trends. The future cash flows for the completed technologies and customer relationship were discounted using a weighted average cost of capital based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. The estimated useful lives of the completed technologies and customer relationships intangible assets are 6 and 7 years, respectively, and are being amortized over their estimated useful lives using the straight-line method.

In-process research and development (IPR&D) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value of the IPR&D was determined using an income approach by considering estimated future revenues, cost to develop the acquisition-related IPR&D into commercially viable products and estimating the resulting net cash flows from the project when completed, which were discounted to their present value using a weighted average cost of capital of 25.0% due to the uncertainty of the future economic benefits. The acquired in-process research and development of $167 was written-off to general and administrative expense.

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

5. Acquisition of BSG Wireless

On December 19, 2007, we acquired the wireless data clearing and financial settlement business (BSG Wireless) of Billing Services Group Limited (BSG) pursuant to a Share Purchase Agreement, dated April 1, 2007. Under the Purchase Agreement, we acquired all of the outstanding share capital of Billing Services Group Luxembourg S. à r.l. and Billing Services Group Asia Limited from BSG for an aggregate purchase price of $294,402 in cash including acquisition related costs of $7,431. The acquisition was funded through the draw down of our amended and restated credit facility, which included a delayed draw term loan of $160,000 in aggregate principal amount and a Euro-denominated delayed draw term loan facility of the equivalent of $130,000 intended to finance this acquisition.

The acquisition was accounted for using the purchase method of accounting. The total purchase price of $294,402 was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. The fair value of the intangible assets (customer relationship and capitalized software) and pension liabilities was determined by a third-party appraisal firm, using an income and replacement cost approach and estimates and assumptions provided by us. The following table summarizes the allocation of the purchase price based on the fair value of the net assets acquired and liabilities assumed at the acquisition date. We finalized our purchase price allocation in 2008, which resulted in a net decrease to goodwill of $3,603.

	Amount	Estimated Useful Life
Cash	$20,025
Accounts receivable	9,708
Other current assets	872
Property and equipment	1,133	1 – 5 years
Capitalized software	14,018	5 years
Customer relationships	61,300	9 years
Goodwill	213,857

Total assets	$320,913
Accounts payable	864
Other accrued liabilities	12,129
Other long-term liabilities	4,991
Deferred tax liabilities	8,527

Total liabilities	$26,511

Total purchase price	$294,402

The customer relationships were valued using discounted future cash flows. The valuation considered historical financial results and expected and historical trends. The future cash flows for the customer relationships were discounted using a weighted average cost of capital, which was based upon an analysis of the cost of capital for guideline companies within the technology industry. The capitalized software was valued using a replacement cost method based upon internally developed estimates. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. The estimated useful lives of the customer relationships and software intangible assets are 9 and 5 years, respectively, and are being amortized over their estimated useful lives using the straight-line method.

In connection with the BSG Wireless acquisition, we formulated a restructuring plan, which consists primarily of the elimination of redundant positions. As a result of this plan, we recorded $2,027 of employee termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2008, all of these amounts had been paid.

As part of the BSG Wireless acquisition, we assumed a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation. The plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. As a result, we recorded pension liabilities of $4,466 in our purchase accounting, which are included in other long-term liabilities on the consolidated balance sheets.

BSG Wireless holds customer funds related to their financial settlement services due to the time taken to clear transactions with customers’ roaming partners. These funds are treated as a receivable and a corresponding payable until the funds are settled. As of December 31, 2007, the balance in these accounts was $7,774, which were netted in other accrued liabilities in our consolidated balance sheet.

The fair values assigned to the remaining tangible assets and liabilities were internally developed. The purchase price over the fair values assigned to the net assets has resulted in the recognition of $213,857 in goodwill, which is subject to at least an annual impairment review. We expect that the goodwill recorded will be deductible for tax purposes.

Since the acquisition was completed as of the close of business on December 19, 2007, the fair values have been included in our consolidated balance sheet as of December 31, 2007. However, none of BSG Wireless’ operating results for the period December 20, 2007 through December 31, 2007, which are not material, have been included in the consolidated statement of income. The unaudited pro forma results presented below include the effects of the BSG Wireless and ITHL acquisitions as if they had been consummated beginning on January 1, 2006. Pro forma adjustments arise primarily due to the asset revaluations. Because the selected pro forma consolidated financial information is based upon BSG Wireless’ and ITHL’s financial position and operating results during the period when BSG Wireless and ITHL were not under the control, influence or management of Syniverse, the selected pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated on January 1, 2006:

	Pro Forma for the Year Ended December 31,
	2007	2006
Revenues	$428,919	$394,002
Operating income	121,583	89,434
Net income	50,705	82,949
Net income per common share:
Basic	$0.75	$1.24
Diluted	$0.75	$1.23

6. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse, the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing.

The impact to our income from operations of recording stock-based compensation for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
Cost of operations	$169	$212	$153
Sales and marketing	1,233	650	378
General and administrative	3,803	2,702	1,289

Total stock-based compensation	$5,205	$3,564	$1,820

During the year ended December 31, 2008, we issued 151,339 shares related to stock option exercises and 78,357 shares related to the employee stock purchase plan. During the year ended December 31, 2007, we issued 47,845 shares related to stock option exercises and 49,776 shares related to employee stock purchase plan issuances.

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provided for option grants to independent directors to purchase up to 20,000 shares upon election to the board. The plans had a term of five years and provided for the granting of options to purchase shares of Syniverse’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for purchase of our common stock.

Under the plans, the options have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse, the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse reserved 402,400 shares of common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan.

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse no longer grants options under these plans. As of December 31, 2008, there were options to purchase 135,234 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan.

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

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units, options, or performance shares. The number of shares and price per share is determined by the Compensation Committee (the “Committee”) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

As of December 31, 2008, there were 1,550,403 options outstanding, ten year term and vesting 33 1/3% per year, which had been granted to certain directors, executive officers and other employees. As of December 31, 2008, there were 604,800 unvested restricted shares outstanding, vesting 20% per year, which had been granted to certain directors, executive officers and other employees.

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

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.8%	4.7%	4.6%
Volatility factor	34	34	34
Dividend yield	—	—	—
Weighted average expected life of options (in years)	5	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse’s common stock was not traded on public markets. Therefore, a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. We use average historical volatility for options issued subsequent to our initial public offering.

SFAS 123(R) requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Due to the minimal number of forfeitures we have experienced during the limited life of our option plans, as well as the minimal forfeitures we expect to experience, our forfeiture rate is not material to our fair value calculation; therefore, we estimate a zero percent forfeiture rate. We adjust the compensation expense for this estimate for actual forfeitures as they occur.

The following table summarizes information about our stock-based compensation activity:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2007	1,204,679	$13.72	8.35	$2,239
Granted	870,200	$15.98
Exercised	(151,339)	$13.13
Cancelled	(137,663)	$14.25

Outstanding at December 31, 2008	1,785,877	$14.84	8.35	$—

Options vested and exercisable, December 31,

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
2007	303,338	$13.66	6.42	$582
2008	475,968	$13.97	6.70	$—

During the years ended December 31, 2008, 2007 and 2006:

•	the weighted average fair value per share of stock-based compensation granted to employees was $5.81, $5.06 and $6.11, respectively;

•	the total intrinsic value of stock options exercised was $964, $130 and $47, respectively; and

•	the total fair value of stock options that vested during the periods was $1,590, $613 and $214, respectively.

The amount of cash received from the exercise of stock options was $1,987, $670 and $140 for the years ended December 31, 2008, 2007 and 2006, respectively. Tax benefits of $479, $0 and $0 were realized from the exercise of those options for the years end December 31, 2008, 2007 and 2006, respectively. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of our unvested shares activity is as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2007	901,341	$4.99
Granted	870,200	$5.81
Vested	(326,674)	$4.87
Forfeited	(134,958)	$4.89

Unvested at December 31, 2008	1,309,909	$5.58

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant. Generally 20% vest per year from date of grant. Vesting of restricted stock is based solely on time vesting.

Changes in our restricted stock were as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2007	796,000	$14.44
Granted	148,700	$17.15
Vested	(173,400)	$14.61
Forfeited	(166,500)	$14.47

Unvested at December 31, 2008	604,800	$15.06

As of December 31, 2008, there was $5,464 of total unrecognized compensation cost related to stock options and $7,390 related to restricted stock awards. The weighted average recognition period for the remaining unrecognized stock-based compensation cost is approximately two years.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase common stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse’s common stock at 85% of the market value during a series of offering periods. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. The fair value of shares issued under the Purchase Plan is estimated on the commencement date of each offering period using the Black-Scholes option pricing model.

The following weighted-average assumptions were used in the model:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.3%	5.0%	5.1%
Volatility factor	33	34	34
Dividend yield	—	—	—
Expected life (in months)	6	6	4

In 2006, the first offering was from August 1, 2006 through November 30, 2006. Beginning in 2007, each offering period is divided into semi-annual purchase intervals beginning June 1 and December 1 and has a maximum term of six months. The following table summarizes the Purchase Plan activity:

	Year ended December 31,
	2008	2007	2006
Shares Purchased	78,357	49,776	15,094
Average Price	$10.19	$11.46	$11.19
Compensation expense	$371	$159	$46

As of December 31, 2008, approximately 356,773 shares were reserved for future issuance. As of December 31, 2008, there were 126 enrollments under the Purchase Plan.

7. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash and cash equivalents. One customer represented more than 10% of accounts receivable for the year ended December 31, 2008. No customer represented more than 10% of accounts receivable for the year ended December 31, 2007. Our cash and cash equivalents are placed with high credit quality financial institutions and are invested in short-term maturity, highly-rate securities.

Sales to one customer were 15.0%, 14.9% and 17.6% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. No other customer represented more than 10% of revenues for the years ended December 31, 2008, 2007 and 2006, although a significant amount of our remaining revenues were generated from services provided to a small number of other wireless operators.

8. Property and Equipment

Property and equipment, net, consists of the following:

	December 31, 2008	December 31, 2007
Computers and Equipment	$111,432	$93,901
Furniture and fixtures	3,558	3,443
Leasehold improvements	10,775	10,419
Construction in progress	1,056	354

	126,821	108,117
Accumulated depreciation	(76,570)	(64,261)

Total	$50,251	$43,856

Depreciation expense related to property and equipment is included in depreciation and amortization in the accompanying consolidated statements of income and was $15,779, $14,023 and $13,632 for the years ended December 31, 2008, 2007 and 2006, respectively.

9. Capitalized Software

Capitalized software, net, consists of the following:

	December 31, 2008	December 31, 2007
Software	$149,980	$135,755
Accumulated amortization	(89,796)	(73,140)

Total	$60,184	$62,615

Amortization expense related to capitalized software is included in depreciation and amortization in the accompanying consolidated statements of income and was $20,032, $16,111 and $14,107 for the years ended December 31, 2008, 2007 and 2006, respectively.

10. Identifiable Intangibles and Goodwill

Identifiable intangibles, net consists of the following:

	December 31, 2008	December 31, 2007
Customer relationships	$293,327	$302,934
Customer contracts	426	587

	293,753	303,521
Less accumulated amortization on:
Customer relationships	(84,809)	(71,020)
Customer contracts	(426)	(478)

	(85,235)	(71,498)

Identifiable intangibles, net	$208,518	$232,023

Intangible assets are amortized over their estimated useful lives. The weighted average amortization period is 5 years for customer contracts and 17.2 years for customer relationships. Amortization expense of intangibles was $19,533, $12,733, and $12,600 for the year ended December 31, 2008, 2007 and 2006, respectively.

The estimated amortization expense of intangibles as of December 31, 2008 for the next five fiscal years is as follows:

Year ended December 31, 2009	$19,061
Year ended December 31, 2010	19,061
Year ended December 31, 2011	19,061
Year ended December 31, 2012	19,061
Year ended December 31, 2013	18,728

Estimated amortization expense for intangibles denominated in currencies other than the United States dollar is based on foreign exchange rates as of December 31, 2008.

The following table discloses the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Balance at beginning of year	$616,304	$393,662
Goodwill acquired	—	217,460
Purchase price adjustments from acquisitions	(3,603)	735
Effect of foreign currency translation	(16,039)	4,447

Balance at end of year	$596,662	$616,304

11. Leasing Arrangements

We lease certain facilities and equipment for use in our operations, all of which are operating leases. We record operating lease expenses on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases amounted to $8,710, $6,915 and $6,707 for the years ended December 31, 2008, 2007 and 2006, respectively. These contain various renewal options that could extend the terms of the leases beyond 2013 at our option.

As of December 31, 2008, the aggregate future minimum lease commitments under non-cancelable leases are as follows:

Year ended December 31, 2009	$7,540
Year ended December 31, 2010	6,186
Year ended December 31, 2011	5,182
Year ended December 31, 2012	4,914
Year ended December 31, 2013	4,738
Thereafter	13,657

$42,217

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

12. Debt and Credit Facilities

The following are the amounts outstanding at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
USD denominated Term Note B due August 2014, interest payable quarterly, principal payable quarterly beginning December 2007	$213,162	$215,320
EURO denominated Term Note B due August 2014, interest payable quarterly, principal payable quarterly beginning December 2007	125,651	132,615
$175,000 Senior Subordinated Notes due August 15, 2013, bearing interest at 7 3/4%, interest payable semi-annually beginning February 2006, principal payable upon maturity	175,000	175,000

Total	513,813	522,935
Less current portion	(3,431)	(3,459)

Long-term debt	$510,382	$519,476

Maturities of long-term debt for the years succeeding December 31, 2008 are as follows:

2009	$3,431
2010	3,431
2011	3,431
2012	3,431
2013	178,431
Thereafter	321,658

Total	$513,813

We incurred debt issuance costs of $7,180 associated with our senior credit facility and $4,740 associated with our 7 3/4% Senior Subordinated Notes, which are included in deferred costs on the consolidated balance sheets. We amortize these costs over the term of the debt to interest expense using the effective interest method. Amortization expense for the years ended December 31, 2008, 2007 and 2006 for debt issuance costs was $1,742, $1,173 and $1,103, respectively.

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

The senior credit facility provides for aggregate borrowings of $464,000 as follows:

•	a term loan of $112,000 in aggregate principal amount;

•	a delayed draw term loan of $160,000 in aggregate principal;

•	a Euro-denominated delayed draw term loan facility of the equivalent of $130,000 at the draw date;

•	a revolving credit line of $42,000; and

•	a Euro-denominated revolving credit line of the equivalent of $20,000.

As of December 31, 2008 and 2007, we had $338,813 ($213,162 in U.S. dollar denominated term loans and $125,651 in Euro-denominated term loans) and $347,935 ($215,320 in U.S. dollar denominated term loans and $132,615 in Euro-denominated term loans), respectively, of outstanding indebtedness under the term loans. As of December 31, 2008, the applicable interest rate was 2.97% on the term loan and revolving credit line based on the LIBOR option and 5.20% on the Euro-denominated term loan and Euro-denominated credit line based on the EURIBOR option. As of December 31, 2008 and 2007, the balance of our revolving credit line and Euro-denominated credit line was $0.

The credit agreement allows us to request letters of credit up to an aggregate of $15,000. We are required to pay a fee equal to the applicable margin then in effect in respect to revolving loans and a fee to the issuing lender of 1/8 of 1% per annum in addition to normal and customary fees paid to the issuer of the letter of credit. On December 31, 2008, we had an Euro letter of credit outstanding of the equivalent of $1,974.

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

Euro-denominated borrowings under the senior credit facility bear interest at variable rates, at Syniverse’s option, of either:

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

The applicable margin for the base rate term loan and base rate revolving loans is 1.50% and the applicable margin for the Eurodollar term loan, Euro-denominated term loan and Eurodollar revolving loans is 2.50%. The term loan facilities require regularly scheduled quarterly payments of principal and the entire amount of the term loan facilities will mature on August 9, 2014. The timing of interest payments is determined by the rate selected. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

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

Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. In October 2008, we entered into an interest rate swap that effectively fixes our funded debt at 53.5%.

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

Our obligations under the senior credit facility and the guarantees are secured by:

•

a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of Syniverse. and each of its direct and indirect subsidiaries, subject to certain customary exceptions, and

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

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175,000 of its 7 3/4% Senior Subordinated Notes due 2013. Interest on the notes will accrue at the rate of 7 3/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006. The net proceeds were used to tender $144,750 of our outstanding 12 3/4 % senior subordinated notes due 2009. On February 1, 2006, the remaining funds were used to redeem the remaining 12 3/4% senior subordinated notes due 2009 not tendered in August 2005 of $14,500, plus payment of related premium of approximately $924. The balance of funds necessary for the redemption was paid from cash on hand.

The 7 3/4% Senior Subordinated Notes due 2013 are general unsecured obligations of Syniverse Technologies, Inc., and are unconditionally guaranteed by Syniverse Holdings, Inc. and each of the domestic subsidiaries of Syniverse Holdings, Inc. At any time prior to August 15, 2008, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more qualifying equity offerings by us or a contribution to our common equity capital made with the net cash proceeds of a concurrent equity offering by us (but excluding any reserved contribution); provided that:

(1)	at least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) remains outstanding immediately after the occurrence of such redemption; and

(2)	the redemption occurs within 90 days of the date of the closing of such equity offering.

The notes may be redeemed, in whole or in part, at any time prior to August 15, 2009, at our option upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium as of, and accrued and unpaid interest and liquidated damages, if any, to, the applicable redemption date, subject to the rights of note holders on the relevant record date to receive interest on the relevant interest payment date.

Except pursuant to the two preceding paragraphs, the notes will not be redeemable at our option prior to August 15, 2009. We are not prohibited, however, from acquiring the notes by means other than a redemption, whether pursuant to a tender offer or otherwise, assuming such acquisition does not otherwise violate the terms of the indenture.

After August 15, 2009, we may redeem all or a part of the notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below, subject to the rights of note holders on the relevant record date to receive interest on the relevant interest payment date:

Year	Percent
2009	103.875%
2010	101.938%
2011 and thereafter	100.000%

Unless we default in the payment of the redemption price, interest will cease to accrue on the notes or portions thereof called for redemption on the applicable redemption date. we are not required to make mandatory redemption or sinking fund payments with respect to the notes.

The notes contain various other provisions in the event of a change in control or asset sales, and they also contain certain covenants that will, among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of their subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates.

On December 8, 2005, we completed an exchange of its 7 3/4% Series B Senior Subordinated Notes due 2013, which have been registered under the Securities Act of 1933, as amended, for any and all outstanding 7 3/4% Senior Subordinated Notes due 2013. All of the $175,000 in aggregate principal amount of the 7 3/4% Senior Subordinated Notes due 2013 were validly tendered for exchange and have been accepted by Syniverse. The new notes have substantially identical terms of the 7 3/4% Senior Subordinated Notes due 2013, except the new notes have been registered under the Securities Act of 1933, as amended.

12 3/4% Senior Subordinated Notes due 2009

On February 1, 2006, we completed an early redemption for all remaining notes of $14,500 in aggregate principal amount of its outstanding 12 3/4% Senior Subordinated Notes due 2009 at a premium of $924.

13. Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. We elected to early-adopt the disclosure requirements set forth in SFAS 161 as of December 31, 2008.

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100,000 of our U.S.-denominated term loan under our senior credit facility to manage interest rate risk. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations for the next two years. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

We have designated the interest rate swap as a cash flow hedge in accordance with SFAS 133. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within the accompanying consolidated statement of stockholders’ equity. There was no ineffective portion of the swap during the year ended December 31, 2008. As of December 31, 2008, the fair value of our interest rate swap (based on Level 2 inputs) is $2,925, which is recorded in other long-term liabilities in the consolidated balance sheets. As of December 31, 2008, we recognized other comprehensive loss of $1,832, net of tax, related to the effectively hedged portion of the swap.

Over the next twelve months, we expect to reclassify $1,825 of losses on our interest rate swap from accumulated other comprehensive income to earnings due to the payment of variable interest associated with the floating rate debt.

Net Investment Hedge of a Foreign Operation

We have designated our Euro-denominated debt described in Note 12 as a net investment hedge of certain foreign operations. For the years ended December 31, 2008, 2007 and 2006, $5,655, $(2,932) and $0, respectively, related to the revaluation of the debt from Euros to US dollars was included as a component of accumulated other comprehensive income (loss).

14. Fair Value of Financial Instruments

SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1—Quoted prices for identical assets and liabilities in active markets.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs for the asset or liability.

As of December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis including an interest rate swap agreement. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The following item is measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(2,925)	$—	$(2,925)	$—

We have elected to use the income approach to value our interest rate swap, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact.

The fair value of the 7 3/4% Senior Subordinated Notes due 2013 is based upon quoted market prices in inactive markets for similar instruments (Level 2 as defined under SFAS No. 157). The fair value of the Term Note B is based upon quoted market prices in active markets for similar instruments (Level 2 as defined under SFAS No. 157).

The carrying amounts and fair values of our long-term debt as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$338,813	$304,932	$347,935	$341,514
7 3/4% Senior Subordinated Notes, due 2013	175,000	$89,250	175,000	168,219

15. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2008, we have considered all of the claims and disputes of which we are aware and have provided for probable losses.

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

In January 2007, we completed a restructuring plan resulting in the closure of our Oklahoma office, the elimination of certain executive positions, and the termination of 10 employees. As a result, we incurred $664 in severance related costs and $1,384 in costs associated with the lease termination of our corporate aircraft described below. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of the year. As a result, we accrued $572 in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among the employees impacted by the offshoring plan resulting in a reduction of our severance liability of $449. The balance in this restructuring accrual was reduced to zero during the third quarter of 2008.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease was for seven years, ending March 1, 2009, and required monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We had an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650 but did not exercise this option. Our former CEO and one of his affiliated entities were entitled to use the aircraft and were required to pay for the actual use of the aircraft related to the affiliated entity. In January 2007, we ceased use of our corporate aircraft and terminated the lease in June 2007. This early termination resulted in the recording of $1,384 in restructuring costs. As of December 31, 2007, no amounts were owed by our former CEO.

For the year ended December 31, 2007, we had the following activity in our restructuring accruals:

	December 31, 2006 Balance	Additions	Payments	Reductions	December 31, 2007 Balance
August 2006 Restructuring
Termination costs	$156	$73	$(198)	$(11)	$20
January 2007 Restructuring
Termination costs	—	664	(457)	(22)	185
Contract termination costs	—	1,384	(1,384)	—	—
June 2007 Restructuring
Termination costs	—	572	—	(449)	123
December 2007 Restructuring*
Termination costs	—	2,027	—	—	2,027

Total	$156	$4,720	$(2,039)	$(482)	$2,355

In connection with the BSG Wireless acquisition in December 2007, we formulated a restructuring plan, which consisted primarily of the elimination of redundant positions. As a result of this plan, we estimated $2,027 of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination. The balance in this restructuring accrual was reduced to zero during the fourth quarter of 2008.

For the year ended December 31, 2008, we had the following activity in our restructuring accruals:

	December 31, 2007 Balance	Additions	Payments	Reductions	December 31, 2008 Balance
August 2006 Restructuring
Termination costs	$20	$—	$—	$(20)	$—
January 2007 Restructuring
Termination costs	185	—	(185)	—	—
June 2007 Restructuring
Termination costs	123	37	(114)	(46)	—
December 2007 Restructuring*
Termination costs	2,027	—	(1,289)	(738)†	—

Total	$2,355	$37	$(1,588)	$(804)	$—

*	These accruals were reflected in purchase accounting.
†	These amounts were adjustments to goodwill.

17. Employee Benefits

Savings Plans of Syniverse

In 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. Contributions made to the 401(k) plan were $2,558, $2,263 and $2,359 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pension Plan

As part of the BSG Wireless acquisition described in Note 5, we assumed a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation. The plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $4,335 and $4,446 as of December 31, 2008 and 2007, respectively, which are included in other long-term liabilities on the consolidated balance sheet.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2008, were as follows:

Discount rate	6.0%
Average compensation increase (salaried employees only)	3.0%

The following table provides a reconciliation of benefit obligation, plan assets, and funded status of the plan as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Projected benefit obligation	$4,335	$4,466
Plan assets at fair value	—	—

Net liability in other long-term liabilities	$4,335	$4,466

The following table provides a reconciliation of the change in the benefit obligation for year ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Benefit obligation at beginning of year	$4,466	$—
Service cost	222	—
Interest cost	235	—
Actuarial (gain) or loss	(392)	—
Benefits paid	(4)	—
Acquisition of BSG Wireless	—	4,466
Effect of currency translation	(192)	—

Balance at end of year	$4,335	$4,466

Net benefit cost for the year ended December 31, 2008, included the following components:

Service cost on benefits earned during the year	$222
Interest cost on projected benefit obligation	235

Net benefit expense	$457

We estimate benefit payments for each of the next five years and in aggregate for the five years thereafter as follows:

Fiscal year:
2009	$8
2010	16
2011	21
2012	32
2013	53
2014 – 2018	828

18. Stockholder Rights Plan

On November 16, 2008, our Board of Directors adopted a stockholder rights plan which declared a dividend of one preferred share purchase right (the “Right”) for each outstanding share of Common Stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was payable on November 28, 2008 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $33 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each Unit has designations and powers, preferences and rights, and the qualifications, limitations and restrictions designed to make it the economic equivalent of a Common Share. The description and terms of the Rights are set forth in the Rights Agreement dated November 16, 2008. As of December 31, 2008, there were 64,456 Preferred Shares issuable under the plan.

The Rights will separate from the common stock and will become exercisable only when a public announcement or notice to the company has been made that a person or group has acquired, or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock (an “Acquiring Person”), other than as a result of an offer approved by the Board of Directors of the Company and (ii) 10 business days (or, if determined by the Board of Directors, a specified or unspecified later date) following the commencement or announcement of an intention to make a tender offer or exchange offer which, if successful, would cause the bidder to own 15% of more of the outstanding Common Shares (the earlier of such dates being called the “Distribution Date”). Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, other than rights resulting from such holder’s ownership of Common Shares, including, without limitation, the right to vote or to receive dividends.

19. Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$18,152	$3,734	159
Foreign	2,072	920	571
State and local	822	529	—

	21,046	5,183	730
Deferred
Federal	19,993	23,317	(35,987)
Foreign	3,140	132	(291)
State and local	2,618	2,678	(4,026)

	25,751	26,127	(40,304)

Provision for (benefit from) income taxes	$46,797	$31,310	(39,574)

We recognized a deferred tax benefit throughout 2006 from the utilization of our valuation allowance and, in 2006, we released $49,179 of the remaining valuation allowance recorded against the federal net operating loss carryforwards (“NOL’s). We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance.

The income tax expense differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax income from operations as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	3.4	3.8	3.7
Impact of foreign tax rates	(0.9)	(0.6)	(0.1)
Expired losses	0.0	0.0	21.2
Other, net	(0.4)	.8	(1.3)
Change in valuation allowance	0.3	(1.6)	(137.4)

	37.4%	37.4%	(78.9)%

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), resulting in a change to our reserve for uncertain tax positions which was accounted for as a $2,791 cumulative affect adjustment to decrease the beginning balance of retained earnings on our balance sheet. No further activity occurred in this account during the remainder of 2007. As of December 31, 2008, we had $9,079 of total gross unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $6,770 at December 31, 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
Balance at January 1	$9,016	$9,016
Additions based on tax positions related to the current year	2	0
Additions for tax positions of prior years	61	0
Reductions for tax positions of prior years	0	0
Settlements	0	0

Balance at December 31	$9,079	$9,016

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $14 during 2008.

Tax years 2005 through 2008 and 2004 through 2008 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2003 and subsequent years in all of our major international tax jurisdictions.

We intend to directly re-invest income from all of our foreign subsidiaries. The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recorded is approximately $17,131 at December 31, 2008. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The components of pretax income from operations are as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$108,259	$81,052	$46,649
Foreign	17,002	2,677	3,501

	$125,261	$83,729	$50,150

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax (liabilities) assets are shown in the following table:

	December 31, 2008		December 31, 2007
	Current	Non-Current	Current	Non-Current
Deferred Tax Liabilities:
Intangibles	$(1,613)	$(72,581)	$—	$(61,436)
Deferrals	—	(168)	(1,419)	(808)
Accrued expenses	(7)	—	640	—
Foreign currency translation	—	(148)	—	—

Total Deferred Tax Liabilities	(1,620)	(72,897)	(779)	(62,244)

Deferred Tax Assets:
Property & equipment	—	4,661	—	(949)
Employee benefit accruals	1,283	1,757	2,301	—
Accounts receivable	202	—	112	—
Capital loss carryforward	—	906	—	1,037
Net operating loss carryforwards	958	12,703	—	33,321
Interest rate swap	—	1,093	—	—
Other—net	(25)	167	143	—

	2,418	21,287	2,556	33,409
Less: Valuation allowance	(319)	(9,541)	(359)	(11,494)

Total Deferred Tax Assets	2,099	11,746	2,197	21,915

Net Deferred Tax Liability	$479	$(61,151)	$1,418	$(40,329)

The activity in deferred tax assets during 2008 includes the deferred tax impact of the loss on the interest rate swap and a foreign currency translation adjustment totaling $945 to increase the deferred tax asset on accumulated other comprehensive income (loss). These items did not impact deferred income tax expense for 2008.

Our deferred tax assets arise primarily from accumulated foreign NOL’s of $25,848 and accumulated state NOL’s of $100,981. The foreign NOL’s remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOL’s in specific jurisdictions will expire if not utilized between tax years 2008 and 2024. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign and state NOL’s and capital loss carryforwards.

The net change in the deferred income tax valuation allowance was a decrease of $1,993 in 2008 and an increase of $1,381 in 2007.

20. Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the year ended December 31, 2008.

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Revenues	$115,645	$127,619	$137,169	$125,923
Operating income	35,121	40,171	49,418	36,305
Net income	15,393	20,352	25,467	17,252
Basic net income per common share	$0.23	$0.30	$0.38	$0.25
Diluted net income per common share	$0.23	$0.30	$0.37	$0.25

The following presents quarterly financial results for the year ended December 31, 2007.
	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Revenues	$84,378	$91,375	$100,278	$101,493
Operating income	18,077	24,535	33,352	31,388
Net income	7,646	11,668	16,479	16,626
Basic and diluted net income per common share	$0.11	$0.17	$0.24	$0.25

21. Supplemental Consolidating Financial Information

Syniverse Technologies, Inc.’s (Syniverse) payment obligations under the senior notes are guaranteed by Syniverse Holdings, Inc. (Syniverse Inc.) and all domestic subsidiaries of Syniverse Holdings, Inc. including Syniverse Brience (collectively, the “Guarantors”). The results of Syniverse Technologies BV, Syniverse Holdings Limited, Perfect Profits International Limited and Syniverse Technologies Limited Luxembourg S. à r.l. are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Holdings, Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse Holdings, Inc. and Syniverse Technologies, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$118,914	$46,647	$—	$165,605
Accounts receivable, net of allowances	—	66,208	22,574	—	88,782
Accounts receivable—affiliates	5,122	8,004	4,448	(17,574)	—
Prepaid and other current assets	—	10,146	10,825	—	20,971

Total current assets	5,166	203,272	84,494	(17,574)	275,358

Property and equipment, net	—	47,277	2,974	—	50,251
Capitalized software, net	—	42,178	18,006	—	60,184
Deferred costs, net	—	7,288	—	—	7,288
Goodwill	—	361,318	235,344	—	596,662
Identifiable intangibles, net	—	153,833	54,685	—	208,518
Other assets	—	82,970	1,324	(82,721)	1,573
Investment in subsidiaries	531,184	256,988	—	(788,172)	—

Total assets	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,272	$4,039	$—	$7,311
Accounts payable—affiliates	298	—	16,858	(17,156)	—
Accrued payroll and related benefits	241	16,694	3,176	—	20,111
Accrued interest	—	5,160	418	(418)	5,160
Accrued income taxes	(31)	9,865	57	—	9,891
Deferred revenues	—	802	3,458	—	4,260
Other accrued liabilities	—	19,095	9,880	—	28,975
Current portion of Term Note B	—	3,431	—	—	3,431

Total current liabilities	508	58,319	37,886	(17,574)	79,139

Long-term liabilities:
Deferred tax liabilities	—	51,136	14,410	—	65,546
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	335,382	82,721	(82,721)	335,382
Other long-term liabilities	—	4,103	4,822	—	8,925

Total long-term liabilities	—	565,621	101,953	(82,721)	584,853

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	471,524	466,934	248,481	(715,415)	471,524
Retained earnings	83,315	83,315	27,860	(111,175)	83,315
Accumulated other comprehensive income (loss)	(19,035)	(19,035)	(19,468)	38,503	(19,035)
Common stock held in treasury, at cost	(30)	(30)	—	30	(30)

Total stockholders’ equity	535,842	531,184	256,988	(788,172)	535,842

Total liabilities and stockholders’ equity	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$406,153	$100,203	$—	$506,356

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	170	133,456	31,610	—	165,236
Sales and marketing	1,232	29,545	14,772	—	45,549
General and administrative	3,065	61,760	14,416	—	79,241
Depreciation and amortization	—	41,716	13,628	—	55,344
Restructuring	—	(29)	—		(29)

	4,467	266,448	74,426	—	345,341

Operating income (loss)	(4,467)	139,705	25,777	—	161,015

Other income (expense), net:
Income from equity investment	81,211	15,606	—	(96,817)	—
Interest income	2	6,772	1,300	(6,180)	1,894
Interest expense	—	(37,246)	(6,180)	6,180	(37,246)
Other, net	—	(281)	(121)	—	(402)

	81,213	(15,149)	(5,001)	(96,817)	(35,754)

Income before provision for income taxes	76,746	124,556	20,776	(96,817)	125,261

Provision for income taxes	(1,718)	43,345	5,170	—	46,797

Net income	78,464	81,211	15,606	(96,817)	78,464

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$78,464	$81,211	$15,606	$(96,817)	$78,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	43,487	13,628	—	57,115
Provision for uncollectible accounts	—	397	(373)	—	24
Deferred income tax expense	—	23,299	2,452	—	25,751
Income from equity investment	(81,211)	(15,606)	—	96,817	—
Stock-based compensation	5,205	—	—	—	5,205
Other, net	—	3,198	—	—	3,198
Changes in operating assets and liabilities:
Accounts receivable	—	(4,164)	(6,835)	—	(10,999)
Other current assets	—	(2,166)	849	—	(1,317)
Accounts payable	—	3,632	6,867	—	10,499
Other current liabilities	(2,197)	6,577	(8,255)	—	(3,875)
Other assets and liabilities	(2,867)	2,861	(87)	—	(93)

Net cash provided by (used in) operating activities	(2,606)	142,726	23,852	—	163,972

Cash flows from investing activities
Capital expenditures	—	(34,599)	(6,220)	—	(40,819)
Acquisition of BSG Wireless, net of acquired cash	—	(823)	—	—	(823)

Net cash used in investing activities	—	(35,422)	(6,220)	—	(41,642)

Cash flows from financing activities
Principal Payments on senior credit facility		(3,510)			(3,510)
Issuances of stock under employee stock purchase plan	823	—	—	—	823
Issuance of stock for stock options exercised	1,987	—	—	—	1,987
Minimum tax withholding on restricted stock awards	(681)	—	—	—	(681)
Excess tax benefit from stock-based compensation	479	—	—	—	479
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by financing activities	2,607	(3,510)	—	—	(903)

Effect of exchange rate changes on cash	—	(1)	(4,907)	—	(4,908)

Net increase in cash	1	103,793	12,725	—	116,519
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$44	$118,914	$46,647	$—	$165,605

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$43	$15,121	$33,922	$—	$49,086
Accounts receivable, net of allowances	—	57,861	21,517	—	79,378
Accounts receivable—affiliates	2,051	5,799	—	(7,850)	—
Prepaid and other current assets	—	6,516	5,724	—	12,240

Total current assets	2,094	85,297	61,163	(7,850)	140,704

Property and equipment, net	—	41,862	1,994	—	43,856
Capitalized software, net	—	42,765	19,850	—	62,615
Deferred costs, net	—	10,786	—	—	10,786
Goodwill	—	361,318	254,986	—	616,304
Identifiable intangibles, net	—	166,069	65,954	—	232,023
Other assets	—	1,062	200	—	1,262
Investment in subsidiaries	469,003	349,348	—	(818,351)	—

Total assets	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,399	$2,607	$—	$5,006
Accounts payable—affiliates	298	—	7,552	(7,850)	—
Accrued payroll and related benefits	38	9,844	2,134	—	12,016
Accrued interest	—	5,910	—	—	5,910
Deferred revenues	—	1,003	4,324	—	5,327
Other accrued liabilities	(31)	19,343	15,477	—	34,789
Current portion of Term Note B	—	3,459	—	—	3,459

Total current liabilities	305	41,958	32,094	(7,850)	66,507

Long-term liabilities:
Deferred tax liabilities	—	21,103	22,484	—	43,587
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	344,476	—	—	344,476
Other long-term liabilities	—	6,967	221	—	7,188

Total long-term liabilities	—	547,546	22,705	—	570,251

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	463,711	461,961	341,466	(803,427)	463,711
Retained earnings (accumulated deficit)	4,851	4,851	1,461	(6,312)	4,851
Accumulated other comprehensive income	2,191	2,191	6,306	(8,497)	2,191
Common stock held in treasury, at cost	(29)	—	—	—	(29)

Total stockholders’ equity	470,792	469,003	349,348	(818,351)	470,792

Total liabilities and stockholders’ equity	$471,097	$1,058,507	$404,147	$(826,201)	$1,107,550

CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$337,722	$39,802	$—	$377,524

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	212	120,413	16,895	—	137,520
Sales and marketing	650	21,344	8,643	—	30,637
General and administrative	2,057	45,946	8,934	—	56,937
Depreciation and amortization	—	40,045	2,822	—	42,867
Restructuring	—	2,211	—		2,211

	2,919	229,959	37,294	—	270,172

Operating income (loss)	(2,919)	107,763	2,508	—	107,352

Other income (expense), net:
Income from equity investment	54,245	1,845	—	(56,090)	—
Interest income	2	1,700	347	—	2,049
Interest expense	—	(25,602)	(1)	—	(25,603)
Other, net	—	108	(177)	—	(69)

	54,247	(21,949)	169	(56,090)	(23,623)

Income before provision for income taxes	51,328	85,814	2,677	(56,090)	83,729
Provision for (benefit from) income taxes	(1,091)	31,569	832	—	31,310

Net income	52,419	54,245	1,845	(56,090)	52,419

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$52,419	$54,245	$1,845	$(56,090)	$52,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	41,481	2,623	—	44,104
Recovery of uncollectible accounts	—	(169)	—	—	(169)
Deferred income tax expense	—	24,099	2,028	—	26,127
Income from equity investment	(54,245)	(1,845)	—	56,090	—
Stock-based compensation	3,564	—	—	—	3,564
Other, net	—	1,075	—	—	1,075
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(605)	816	—	211
Other current assets	—	(1,435)	702	—	(733)
Accounts payable	—	1,427	1,042	—	2,469
Other current liabilities	(1,091)	(5,580)	(2,455)	—	(9,126)
Other assets and liabilities	(1,611)	2,688	244	—	1,321

Net cash provided by (used in) operating activities	(964)	115,381	6,845	—	121,262

Cash flows from investing activities
Capital expenditures	—	(26,792)	(873)	—	(27,665)
Acquisition of BSG Wireless, net of acquired cash	—	(293,655)	20,102	—	(273,553)
Acquisition of ITHL, net of acquired cash	—	14	(749)	—	(735)

Net cash provided by (used in) investing activities	—	(320,433)	18,480	—	(301,953)

Cash flows from financing activities
Debt issuance costs paid	—	(7,180)	—	—	(7,180)
Borrowings under Term Note B	—	290,000	—	—	290,000
Principal payments on senior credit facility	—	(81,566)	—	—	(81,566)
Issuances of stock under employee stock purchase plan	730	—	—	—	730
Issuance of stock for stock options exercised	670	—	—	—	670
Minimum tax withholding on restricted stock awards	(433)	—	55	—	(378)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by financing activities	966	201,254	55	—	202,275

Effect of exchange rate changes on cash	—	(1)	799	—	798

Net increase (decrease) in cash	2	(3,799)	26,179	—	22,382
Cash at beginning of period	41	18,920	7,743	—	26,704

Cash at end of period	$43	$15,121	$33,922	$—	$49,086

CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$310,740	$26,279	$—	$337,019

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	153	121,495	12,993	—	134,641
Sales and marketing	378	20,322	4,746	—	25,446
General and administrative	1,289	54,197	3,022	—	58,508
Depreciation and amortization	—	39,659	1,513	—	41,172
Restructuring	—	1,006	—	—	1,006

	1,820	236,679	22,274	—	260,773

Operating income (loss)	(1,820)	74,061	4,005	—	76,246

Other income (expense), net:
Income from equity investment	92,451	4,201	—	(96,652)	—
Interest income	2	1,785	37	—	1,824
Interest expense	—	(27,176)	(152)	—	(27,328)
Loss on extinguishment of debt	—	(924)	—	—	(924)
Other, net	527	29	(224)	—	332

	92,980	(22,085)	(339)	(96,652)	(26,096)

Income before provision for (benefit from) income taxes	91,160	51,976	3,666	(96,652)	50,150
Provision for (benefit from) income taxes	1,436	(40,475)	(535)	—	(39,574)

Net income	89,724	92,451	4,201	(96,652)	89,724

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$89,724	$92,451	$4,201	$(96,652)	$89,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	41,210	1,328	—	42,538
Provision for uncollectible accounts	—	456	33	—	489
Deferred income tax benefit	—	(40,126)	(178)	—	(40,304)
Loss on extinguishment of debt	—	924	—	—	924
Income from equity investment	(92,451)	(4,201)	—	96,652	—
Stock-based compensation	1,820	—	—	—	1,820
Other, net	—	322	—	—	322
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	2,918	(3,555)	—	(637)
Other current assets	—	486	2,471	—	2,957
Accounts payable	—	(8,185)	2,225	—	(5,960)
Other current liabilities	1,436	6,334	(1,370)	—	6,400
Other assets and liabilities	(631)	59	110	—	(462)

Net cash provided by (used in) operating activities	(102)	92,648	5,265	—	97,811

Cash flows from investing activities
Capital expenditures	—	(19,605)	(316)	—	(19,921)
Proceeds from the sale of marketable securities	—	119	—	—	119
Acquisition of ITHL, net of acquired cash	—	(45,012)	1,131	—	(43,881)

Net cash provided by (used) in investing activities	—	(64,498)	815	—	(63,683)

Cash flows from financing activities
Repayment of 12.75% senior subordinated notes due 2009 including prepayment premium and related fees	—	(15,424)	—	—	(15,424)
Principal payments on senior credit facility	—	(41,763)	—	—	(41,763)
Issuance of stock for stock options exercised	140	—	—	—	140
Purchase of treasury stock	(5)	—	—	—	(5)

Net cash provided by (used) in financing activities	135	(57,187)	—	—	(57,052)

Effect of exchange rate changes on cash	—	1	333	—	334

Net increase (decrease) in cash	33	(29,036)	6,413	—	(22,590)
Cash at beginning of period	8	47,956	1,330	—	49,294

Cash at end of period	$41	$18,920	$7,743	$—	$26,704

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs of Uncollectible Accounts		Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,067	$489		$(439)		$1,117
Year ended December 31, 2007	$1,117	$(169	)(2)	$(186	)(1)	$762
Year ended December 31, 2008	$762	$190		$(166)		$786
(1) Includes a $236 addition recorded for ITHL at time of acquisition (2) Includes recovery of amounts previously provided for

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Allowance for credit memos:
Year ended December 31, 2006	$6,489	$1,909		$(5,150)		$3,248
Year ended December 31, 2007	$3,248	$1,651		$(2,342)		$2,557
Year ended December 31, 2008	$2,557	$2,430		$(3,426)		$1,561

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at end of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2006	$79,359	$—		$(68,887	)(2)	$10,472
Year ended December 31, 2007	$10,472	$5,673	(3)	$(4,292	)(4)	$11,853
Year ended December 31, 2008	$11,853	$709	(1)	$(2,702	)(5)	$9,860

(1)	Recognition of current period NOL.
(2)	Reduction related to partial reversal of valuation allowance.
(3)	Addition recorded for BSG Wireless at time of acquisition.
(4)	Reduction related to partial reversal of valuation allowance and FIN 48 adjustment.
(5)	Reduction related to goodwill adjustment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

SYNIVERSE HOLDINGS, INC.
SYNIVERSE TECHNOLOGIES, INC.

By:	/s/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial Officer (Principal Financial Officer)

/s/ MARTIN A. PICCIANO
Martin A. Picciano Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

Robert J. Marino	Chairman	February 27, 2009

/s/ TONY G. HOLCOMBE Tony G. Holcombe	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2009

/s/ JASON FEW Jason Few	Director	February 27, 2009

/s/ ROBERT J. GERRARD, JR. Robert J. Gerrard, Jr.	Director	February 27, 2009

/s/ FRITZ VON MERING Fritz von Mering	Director	February 27, 2009

/s/ JAMES B. LIPHAM James B. Lipham	Director	February 27, 2009

/s/ TIMOTHY SAMPLES Timothy Samples	Director	February 27, 2009

/s/ JACK PEARLSTEIN Jack Pearlstein	Director	February 27, 2009

EXHIBIT INDEX

Exhibit No.	Description
*†10.3.2	Amendment No. 1 to the Employment Agreement, dated as of December 22, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Michael J. O’Brien.

*†10.3.5	Amendment No. 1 to the Employment Agreement, dated as of December 30, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Tony G. Holcombe.

*†10.3.8	Amendment No. 1 to the Employment Agreement, dated as of December 18, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and David W. Hitchcock.

*†10.3.10	Amendment No. 1 to the Employment Agreement, dated as of December 30, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Jeffrey Gordon.

*†10.3.12	Amendment No. 1 to the Employment Agreement, dated as of December 18, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Alfredo T. De Cardenas.

*†10.3.15	Executive Separation Agreement dated November 24, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Wayne Nelson.

*†10.3.16	Executive Separation Agreement dated May 27, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Robert F. Garcia, Jr.

*12.1.1	Computation of ratio of earnings to fixed charges.

*21.1.1	Subsidiaries of Syniverse Holdings, Inc.

*23.1.1	Consent of Ernst & Young LLP, independent registered certified public accounting firm.

*31.1.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.1.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.1.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

†Compensatory	plan or agreement.
*	Filed herewith.