Form 10-Q
period 2009-03-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2009-05-08
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of May 6, 2009

Syniverse Holdings, Inc.: 68,451,626 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$173,950	$165,605
Accounts receivable, net of allowances of $3,171 and $2,347, respectively	81,624	88,782
Prepaid and other current assets	22,656	20,971

Total current assets	278,230	275,358

Property and equipment, net	51,230	50,251
Capitalized software, net	55,967	60,184
Deferred costs, net	8,586	7,288
Goodwill	584,848	596,662
Identifiable intangibles, net	200,744	208,518
Other assets	1,580	1,573

Total assets	$1,181,185	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,343	$7,311
Accrued payroll and related benefits	8,920	20,111
Accrued interest	1,763	5,160
Accrued income taxes	2,470	9,891
Deferred revenues	3,917	4,260
Other accrued liabilities	27,509	28,975
Current portion of Term Note B	3,351	3,431

Total current liabilities	54,273	79,139

Long-term liabilities:
Deferred tax liabilities	70,769	65,546
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	326,701	335,382
Other long-term liabilities	9,869	8,925

Total liabilities	636,612	663,992

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,826,773 shares issued and 68,434,775 shares outstanding and 68,847,632 shares issued and 68,455,634 shares outstanding at March 31, 2009 and December 31, 2008, respectively	68	68
Additional paid-in capital	472,612	471,524
Retained earnings	99,347	83,315
Accumulated other comprehensive loss	(28,405)	(19,035)
Common stock held in treasury, at cost; 391,998 at March 31, 2009 and December 31, 2008	(30)	(30)

Total Syniverse stockholders’ equity	543,592	535,842
Noncontrolling interest	981	—

Total equity	544,573	535,842

Total liabilities and equity	$1,181,185	$1,199,834

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2009	2008
Revenues	$108,924	$115,645

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	39,958	37,978
Sales and marketing	8,688	10,754
General and administrative	16,998	18,142
Depreciation and amortization	13,584	13,633
Restructuring	—	17

	79,228	80,524

Operating income	29,696	35,121
Other income (expense), net:
Interest income	192	430
Interest expense	(7,356)	(9,720)
Other, net	283	57

	(6,881)	(9,233)

Income before provision for income taxes	22,815	25,888
Provision for income taxes	6,783	10,495

Net income	$16,032	$15,393

Net income per common share:
Basic	$0.23	$0.23

Diluted	$0.23	$0.23

Weighted average common shares outstanding:
Basic	67,877	67,509

Diluted	67,942	67,576

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$16,032	$15,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	14,014	14,076
Provision for uncollectible accounts	199	169
Deferred income tax expense	1,801	8,760
Stock-based compensation	1,107	1,077
Other, net	22	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	6,511	(4,535)
Other current assets	(3,556)	(3,546)
Accounts payable, accrued payroll and related benefits	(12,098)	9
Other current liabilities	(8,323)	(8,178)
Other assets and liabilities	1,292	37

Net cash provided by operating activities	17,001	23,262

Cash flows from investing activities
Capital expenditures	(6,815)	(7,341)
Acquisition of BSG Wireless, net of acquired cash	—	(767)

Net cash used in investing activities	(6,815)	(8,108)

Cash flows from financing activities
Principal payments on senior credit facility	(847)	(891)
Issuances of stock under employee stock purchase plan	—	3
Issuance of stock for stock options exercised	83	194
Minimum tax withholding on restricted stock awards	(102)	(181)
Purchase of treasury stock	—	(1)
Capital contribution from noncontrolling interest in a joint venture	981	—

Net cash provided by (used in) financing activities	115	(876)

Effect of exchange rate changes on cash	(1,956)	1,161

Net increase in cash	8,345	15,439
Cash at beginning of period	165,605	49,086

Cash at end of period	$173,950	$64,525

Supplemental cash flow information
Interest paid	$10,071	$13,351
Income taxes paid	8,898	1,510

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. We were incorporated in Delaware on November 9, 2001 and completed our initial public offering on February 10, 2005. For over 20 years, including our time as part of our former parent company, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), Mobile Instant Messaging (MIM), number portability and wireless value-added services. We currently provide our services to more than 650 operators in over 140 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of Syniverse Inc., all of its wholly owned subsidiaries and a variable interest entity (VIE) for which Syniverse Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion not owned by us of a consolidated joint venture. All significant intercompany balances and transactions have been eliminated.

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

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS services, MMS services, DataNet services, interstandard roaming solutions and Mobile Data Roaming (MDR) services, revenues vary based on the number or size of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearinghouse and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed. Additionally, we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

On January 1, 2009, we adopted FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are treated as participating securities and are included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128. Certain of our unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of FSP EITF 03-6-1, we used the two-class method in the computation of earnings per share for the three months ended March 31, 2009 and retrospectively adjusted our net income per common share data for the three months ended March 31, 2008 to conform with the provisions in FSP EITF 03-6-1.

The following table displays the computation of net income per common share using the two-class method:

	Three Months Ended March 31,
	2009	2008
Basic and diluted net income per common share:
Net income	$16,032	$15,393
Less: net income allocated to restricted stock	(133)	(181)

Net income available to common shareholders	$15,899	$15,212

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,876,715	67,508,523
Potentially dilutive stock options and restricted stock	65,181	67,161

Diluted weighted-average common shares outstanding	67,941,896	67,575,684

Basic net income per common share	$0.23	$0.23

Diluted net income per common share	$0.23	$0.23

For the three months ended March 31, 2009 and 2008, options to purchase 2,090,328 and 1,429,492 shares of common stock were outstanding during the periods but were not included in the computation of diluted net income per common share because their effect would be anti-dilutive. No additional securities were outstanding that could potentially dilute basic net income per common share that were not included in the computation of diluted net income per common share.

Comprehensive Income

Comprehensive income is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. Comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$16,032	$15,393
Foreign currency translation adjustments, net of tax benefit of $4,009	(9,459)	5,968
Net change in fair value of interest rate swap, net of tax of $17	89	—

Total comprehensive income	$6,662	$21,361

The balance in accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 was $28,405 and $19,035, respectively.

Joint Venture Interests

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of March 31, 2009 and December 31, 2008, our investment was $888 and is included in other assets.

In February 2009, we entered into a joint venture agreement to implement number portability services in India. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions for the next 10 years. We have determined that the joint venture is a variable interest entity (VIE) under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R) provides a framework for identifying VIE’s and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. We have determined that we are the primary beneficiary of the joint venture. As a result, we have consolidated the joint venture in accordance with FIN 46(R).

Derivative Instruments and Hedging Activities

We account for derivative financial instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We have designated our interest rate swap as a cash flow hedge that effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. We do not hold or enter into financial instruments for speculative trading purposes. See Note 6 for more information on our interest rate swap.

Foreign Currencies

We have significant operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three months ended March 31, 2009 and 2008, we recorded transaction gains of $287 and $57, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. Dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive income. Income statement items are translated at the average rates during the period.

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2009	2008
Technology Interoperability Services	$62,920	$68,701
Network Services	29,975	29,741
Number Portability Services	7,240	6,950
Call Processing Services	7,157	8,389
Enterprise Solutions	390	786
Off-Network Database Queries	1,242	1,078

Total Revenues	$108,924	$115,645

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2009	2008
North America (U.S. and Canada)	$78,209	$82,213
Asia Pacific	9,465	10,218
Caribbean and Latin America	7,951	7,859
Europe, Middle East and Africa	12,057	14,277
Off-Network Database Queries (i)	1,242	1,078

Total Revenues	$108,924	$115,645

(i)	Off-Network Database Queries are not allocated to geographic regions.

For the three months ended March 31, 2009 and 2008, we derived 67.8%, and 66.9% respectively, of our revenues from customers in the United States.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. During the three months ended March 31, 2009 and 2008, the effective tax rate was 29.7% and 40.5%, respectively. During the three months ended March 31, 2009, the income tax provision was adjusted for a tax benefit of approximately $1,471 due to an adjustment for an item believed to be non-deductible in prior periods.

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

3. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We adopted SFAS 141R as of January 1, 2009. However, we have not entered into any business combinations during the three month period ended March 31, 2009.

4. Goodwill

The changes to the carrying value of goodwill during the three months ended March 31, 2009 were as follows:

Goodwill balance as of December 31, 2008	$596,662
Effect of foreign currency translation	(11,814)

Goodwill balance as of March 31, 2009	$584,848

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

The impact to our income from operations of recording stock-based compensation for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Cost of operations	$39	$7
Sales and marketing	224	264
General and administrative	844	806

Total stock-based compensation	$1,107	$1,077

The following table summarizes information about our stock option activity:

Stock Options	Shares
Outstanding at December 31, 2008	1,785,877
Granted	340,000
Exercised	(7,214)
Cancelled or expired	(28,335)

Outstanding at March 31, 2009	2,090,328

Exercisable at March 31, 2009	675,323

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2008	604,800
Granted	20,000
Vested	(14,000)
Forfeited	(53,420)

Unvested at March 31, 2009	557,380

We issued 7,214 and 15,642 shares related to stock option exercises during the three months ended March 31, 2009 and 2008, respectively.

Accounting for Stock-Based Compensation

Stock Options

The fair values of stock option grants are amortized as compensation expense, reduced for estimated forfeitures, on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

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

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provided for grants to independent directors to purchase up to 20,000 shares upon election to the board. The plans had a term of five years and provided for the granting of options to purchase shares of Syniverse Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for the purchase of our common stock.

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

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse no longer grants options under these plans. As of March 31, 2009, there were options to purchase 132,018 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan.

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

As of March 31, 2009, there were 1,858,070 options outstanding, vesting 33 1/3% per year, which had been granted to certain directors, executive officers and other employees. As of March 31, 2009, there were 557,380 unvested restricted shares outstanding, vesting 20% per year, which had been granted to certain directors, executive officers and other employees.

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

As of March 31, 2009, approximately 356,773 shares were reserved for future issuance. As of March 31, 2009, there were 124 enrollments under the Purchase Plan.

6. Derivative Instruments and Hedging Activities

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100,000 of our U.S.-denominated term loan under our senior credit facility to manage interest rate risk. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations for the next two years. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

We have designated the interest rate swap as a cash flow hedge in accordance with SFAS 133. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss). There was no ineffective portion of the swap for the three months ended March 31, 2009. As of March 31, 2009, the fair value of our interest rate swap (based on Level 2 inputs) is $2,854, which is recorded in other long-term liabilities in the consolidated balance sheets. As of March 31, 2009, we recognized other comprehensive gain of $89, net of tax, related to the effectively hedged portion of the swap.

7. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies is as follows:

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

As of March 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis including an interest rate swap agreement. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The following item is measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(2,854)	$—	$(2,854)	$—

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

9. Subsequent Events

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

On May 4, 2009, we entered into an Amendment, Waiver, Resignation and Appointment Agreement, or the amendment, with Lehman Commercial Paper Inc., Bank of America, N.A., and certain of the other parties to the senior credit facility. Pursuant to the amendment, Lehman Commercial Paper has resigned as administrative agent and Bank of America has been appointed as successor administrative agent under the senior credit facility. The amendment also provides for other modifications of the senior credit facility including the termination of Lehman Commercial Paper’s commitments under our undrawn revolving credit lines of $28,200 and provides for Bank of America to extend commitments under our undrawn revolving credit lines of $10,000. This modification reduces our revolving credit lines from $62,000 to $43,800.

10. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$142,413	$31,493	$—	$173,950
Accounts receivable, net of allowances	—	61,163	20,461	—	81,624
Accounts receivable—affiliates	5,107	9,789	(1,670)	(13,226)	—
Prepaid and other current assets	—	11,134	11,522	—	22,656

Total current assets	5,151	224,499	61,806	(13,226)	278,230

Property and equipment, net	—	48,752	2,478	—	51,230
Capitalized software, net	—	39,358	16,609	—	55,967
Deferred costs, net	—	8,586	—	—	8,586
Goodwill	—	360,581	224,267	—	584,848
Identifiable intangibles, net	—	150,844	49,900	—	200,744
Other assets	—	49,496	1,528	(49,444)	1,580
Investment in subsidiaries	539,934	255,993	—	(795,927)	—

Total assets	$545,085	$1,138,109	$356,588	$(858,597)	$1,181,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,352	$3,991	$—	$6,343
Accounts payable—affiliates	299	—	11,894	(12,193)	—
Accrued payroll and related benefits	247	6,210	2,463	—	8,920
Accrued interest	—	1,763	1,033	(1,033)	1,763
Accrued income taxes	(34)	2,188	316	—	2,470
Deferred revenues	—	730	3,187	—	3,917
Other accrued liabilities	—	19,210	8,299	—	27,509
Current portion of Term Note B	—	3,351	—	—	3,351

Total current liabilities	512	35,804	31,183	(13,226)	54,273

Long-term liabilities:
Deferred tax liabilities	—	57,090	13,679	—	70,769
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	326,701	49,444	(49,444)	326,701
Other long-term liabilities	—	3,580	6,289	—	9,869

Total liabilities	512	598,175	100,595	(62,670)	636,612
Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	472,612	469,022	252,992	(722,014)	472,612
Retained earnings	99,347	99,347	30,904	(130,251)	99,347
Accumulated other comprehensive loss	(28,405)	(28,405)	(28,999)	57,404	(28,405)
Common stock held in treasury, at cost	(30)	(30)	—	30	(30)

Total Syniverse stockholders’ equity	543,592	539,934	255,012	(794,946)	543,592
Noncontrolling interest	981	—	981	(981)	981

Total equity	544,573	539,934	255,993	(795,927)	544,573

Total liabilities and equity	$545,085	$1,138,109	$356,588	$(858,597)	$1,181,185

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$90,470	$18,454	$—	$108,924

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	39	33,341	6,578	—	39,958
Sales and marketing	224	5,470	2,994	—	8,688
General and administrative	843	12,971	3,184	—	16,998
Depreciation and amortization	—	10,514	3,070	—	13,584

	1,106	62,296	15,826	—	79,228

Operating income (loss)	(1,106)	28,174	2,628	—	29,696

Other income (expense), net:
Income from equity investment	16,739	3,632	—	(20,371)	—
Interest income	—	1,000	135	(943)	192
Interest expense	—	(7,356)	(943)	943	(7,356)
Other, net	—	(263)	546	—	283

	16,739	(2,987)	(262)	(20,371)	(6,881)

Income before provision for income taxes	15,633	25,187	2,366	(20,371)	22,815
Provision for income taxes	(399)	8,448	(1,266)	—	6,783

Net income	$16,032	$16,739	$3,632	$(20,371)	$16,032

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$16,032	$16,739	$3,632	$(20,371)	$16,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	10,943	3,071	—	14,014
Provision for uncollectible accounts	—	203	(4)	—	199
Deferred income tax expense	—	2,070	(269)	—	1,801
Income from equity investment	(16,739)	(3,632)	—	20,371	—
Stock-based compensation	1,107	—	—	—	1,107
Other, net	—	4	18	—	22
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	2,688	3,823	—	6,511
Other current assets	—	(2,790)	(766)	—	(3,556)
Accounts payable, accrued payroll and related benefits	—	(8,499)	(3,599)	—	(12,098)
Other current liabilities	(400)	(8,448)	525	—	(8,323)
Other assets and liabilities	19	(4,110)	5,383	—	1,292

Net cash provided by operating activities	19	5,168	11,814	—	17,001

Cash flows from investing activities
Capital expenditures	—	(6,217)	(598)	—	(6,815)

Net cash used in investing activities	—	(6,217)	(598)	—	(6,815)

Cash flows from financing activities
Principal payments on senior credit facility	—	(847)	—	—	(847)
Principal payments on Highwoods note	—	25,626	(25,626)	—	—
Issuance of stock for stock options exercised	83	—	—	—	83
Minimum tax withholding on restricted stock awards	(102)	—	—	—	(102)
Contribution to (from) affiliate	—	(985)	985	—	—
Capital contribution from noncontrolling interest in a joint venture	—	—	981	—	981

Net cash provided by (used in) financing activities	(19)	23,794	(23,660)	—	115

Effect of exchange rate changes on cash	—	754	(2,710)	—	(1,956)

Net increase in cash	—	23,499	(15,154)	—	8,345
Cash at beginning of period	44	118,914	46,647	—	165,605

Cash at end of period	$44	$142,413	$31,493	$—	$173,950

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$118,914	$46,647	$—	$165,605
Accounts receivable, net of allowances	—	66,208	22,574	—	88,782
Accounts receivable—affiliates	5,122	8,004	4,448	(17,574)	—
Prepaid and other current assets	—	10,146	10,825	—	20,971

Total current assets	5,166	203,272	84,494	(17,574)	275,358

Property and equipment, net	—	47,277	2,974	—	50,251
Capitalized software, net	—	42,178	18,006	—	60,184
Deferred costs, net	—	7,288	—	—	7,288
Goodwill	—	361,318	235,344	—	596,662
Identifiable intangibles, net	—	153,833	54,685	—	208,518
Other assets	—	82,970	1,324	(82,721)	1,573
Investment in subsidiaries	531,184	256,988	—	(788,172)	—

Total assets	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,272	$4,039	$—	$7,311
Accounts payable—affiliates	298	—	16,858	(17,156)	—
Accrued payroll and related benefits	241	16,694	3,176	—	20,111
Accrued interest	—	5,160	418	(418)	5,160
Accrued income taxes	(31)	9,865	57	—	9,891
Deferred revenues	—	802	3,458	—	4,260
Other accrued liabilities	—	19,095	9,880	—	28,975
Current portion of Term Note B	—	3,431	—	—	3,431

Total current liabilities	508	58,319	37,886	(17,574)	79,139

Long-term liabilities:
Deferred tax liabilities	—	51,136	14,410	—	65,546
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	335,382	82,721	(82,721)	335,382
Other long-term liabilities	—	4,103	4,822	—	8,925

Total long-term liabilities	—	565,621	101,953	(82,721)	584,853
Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	471,524	466,934	248,481	(715,415)	471,524
Retained earnings	83,315	83,315	27,860	(111,175)	83,315
Accumulated other comprehensive loss	(19,035)	(19,035)	(19,468)	38,503	(19,035)
Common stock held in treasury, at cost	(30)	(30)	—	30	(30)

Total stockholders’ equity	535,842	531,184	256,988	(788,172)	535,842

Total liabilities and stockholders’ equity	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$93,448	$22,197	$—	$115,645

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	7	30,889	7,082	—	37,978
Sales and marketing	264	6,933	3,557	—	10,754
General and administrative	806	13,929	3,407	—	18,142
Depreciation and amortization	—	10,199	3,434	—	13,633
Restructuring	—	17	—		17

	1,077	61,967	17,480	—	80,524

Operating income (loss)	(1,077)	31,481	4,717	—	35,121
Other income (expense), net:
Income from equity investment	16,032	4,621	—	(20,653)	—
Interest income	1	133	296	—	430
Interest expense	—	(9,720)	—	—	(9,720)
Other, net	—	(56)	113	—	57

	16,033	(5,022)	409	(20,653)	(9,233)

Income before provision for income taxes	14,956	26,459	5,126	(20,653)	25,888
Provision for income taxes	(437)	10,427	505	—	10,495

Net income	$15,393	$16,032	$4,621	$(20,653)	$15,393

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$15,393	$16,032	$4,621	$(20,653)	$15,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	10,703	3,373	—	14,076
Provision for uncollectible accounts	—	169	—	—	169
Deferred income tax expense	—	8,793	(33)	—	8,760
Income from equity investment	(16,032)	(4,621)	—	20,653	—
Stock-based compensation	1,077	—	—	—	1,077
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(5,874)	1,339	—	(4,535)
Other current assets	—	(3,015)	(531)	—	(3,546)
Accounts payable, accrued payroll and related benefits	—	(184)	193	—	9
Other current liabilities	(437)	(6,026)	(1,715)	—	(8,178)
Other assets and liabilities	(16)	175	(122)	—	37

Net cash provided by (used in) operating activities	(15)	16,152	7,125	—	23,262

Cash flows from investing activities
Capital expenditures	—	(6,340)	(1,001)	—	(7,341)
Acquisition of BSG Wireless	—	(767)	—	—	(767)

Net cash used in investing activities	—	(7,107)	(1,001)	—	(8,108)

Cash flows from financing activities
Principal payments on senior credit facility	—	(891)	—	—	(891)
Employee stock purchase plan	3	—	—	—	3
Stock options exercised	194	—	—	—	194
Minimum tax withholding on restricted stock awards	(181)	—	—	—	(181)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	15	(891)	—	—	(876)

Effect of exchange rate changes on cash	—	—	1,161	—	1,161

Net increase in cash	—	8,154	7,285	—	15,439
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$43	$23,275	$41,207	$—	$64,525

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “seeks,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance and achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	expectations of growth of the global wireless telecommunications industry, including increases in wireless subscribers, wireless usage, roaming, mobile data, number portability and messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	expectations of our 2009 revenue and net income;

•	our beliefs of the effects that the current economic downturn will have on our business;

•	the sufficiency of our cash on hard, cash available from operations and cash available from our revolving line of credit to fund our operations, debt service and capital expenditures.

•	the current national and world-wide financial crisis;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	intense competition in our market for services;

•	the difficulties of successfully integrating our operations with the BSG Wireless operations;

•	the impact of the combination of Verizon Wireless and Alltel Corporation;

•	the impact of new products;

•	uncertain results from our continued expansion into international markets;

•	our stock price volatility and volatility in the market generally;

•	changes in accounting policies and procedures;

•	customer migrations from our services to in-house solutions;

•	fluctuations in currency exchange rates; and

•

other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission (the “SEC”).

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s only operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS) and Mobile Instant Messaging (MIM), number portability and wireless value-added services.

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

We provide our services to more than 650 operators in over 140 countries. We serve most of the largest global wireless operators including AT&T, Sprint/Nextel, T-Mobile, Verizon Wireless, America Moviles, Telefonica, China Telecom, KDDI, TeliaSonera, Vodafone, VimpelCom and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Services

We provide an integrated suite of services to wireless telecommunications operators that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide financial settlement services, SMS and MMS routing and translation, roaming fraud prevention services, interstandard roaming solutions and Mobile Data Roaming (MDR) services between operators. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution between operators.

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

Executive Overview

Financial Highlights

For the three months ended March 31, 2009, total revenue decreased $6.7 million, or 5.8%, to $108.9 million from $115.6 million for the same period in 2008. Net income increased $0.6 million, or 4.2%, to $16.0 million for the three months ended March 31, 2009 from $15.4 million for the same period in 2008. Diluted earnings per share was $0.23 for both the three months ended March 31, 2009 and 2008.

Technology Interoperability services revenues decreased $5.8 million, or 8.4%, to $62.9 million for the three months ended March 31, 2009 compared to $68.7 million for the same period in 2008. The revenue decrease was driven by data clearinghouse services primarily resulting from the September 2008 Verizon renewal and MDR services primarily due to the Alltel/Sprint insourcing, but partially offset by increased MDR volumes with other customers. Number Portability services revenues increased $0.2 million, or 4.2%, to $7.2 million for the three months ended March 31, 2009 from $7.0 million for the same period in 2008. Network services revenues increased $0.2 million, or 0.8%, to $30.0 million for the three months ended March 31, 2009 from $29.7 million for the same period in 2008. Revenues from Call Processing services, Enterprise Solutions and Off-Network Data Base Queries decreased a total of $1.5 million for the three months ended March 31, 2009 compared to the same period in 2008.

During 2008, there were several developments that we expect will impact our growth rates in 2009, refer to “Business Developments” below. Accordingly, we expect our 2009 revenue, excluding Off-Network Database Queries, to be between $460 and $480 million. We expect net income to be between $64.5 and $74 million. We believe the current economic climate will have a mild, but noticeable impact on our roaming business, which is about 60% of our total business. Our roaming business includes products like our data clearinghouse, MDR services, Uniroam, Signaling Solutions and others.

New Products

In February 2009, we announced a portfolio of business intelligence solutions that enables mobile operators to optimize roaming services based on a real-time view of subscriber roaming behavior and network performance. Syniverse RoamWise, a forecasting tool, is the first product to be launched from the portfolio. This forecasting tool simplifies the management of roaming information and increases the efficiency of operator roaming departments by bringing together data from across diverse networks. The tool centralizes the analysis of historical and real-time roaming data, and presents a comprehensive picture of roaming trends so that business decisions can be made rapidly and effectively.

In February 2009, we launched IP Packet eXchange Network Transport solution (IPX) to help global operators keep up with increasing volumes while maintaining quality of service for subscribers. IPX provides operators’ access to a full suite of mobile data services via a single ubiquitous network while supporting emerging 3G Plus solutions. Via this global network solution, operators connect to a single network to utilize a full suite of wireless data services. This approach enables operators to reduce costs by adding additional services or increasing capacity without needing to connect to additional networks.

Business Developments

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions for the next 10 years. We have completed the license agreement and the service offering is dependent on building the platform and database in India.

2008 Events Affecting 2009

During 2008, there were several developments that we expect will impact our growth rates in 2009. These developments include the Verizon acquisition of Alltel and the Alltel/Sprint insourcing initiative. Each of these developments is described below.

Verizon Acquisition of Alltel

During the second quarter of 2008, Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel). Verizon completed its acquisition of Alltel in January 2009. The impact of the combination of these two customers on us ranges across a variety of services, and affects revenues we receive not only from Verizon and Alltel, but from other roaming partners as well. The revenue impact is dependent on Verizon’s integration schedule and our revenue and net income expectations for 2009 include very specific integration assumptions. These assumptions concern roaming traffic between Verizon and Alltel and other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. The assumptions highlighted above are based on the current and best information available to us and we can provide no assurance that the actual impact of this transaction will not be more or less than what is reflected in our 2009 revenue and net income expectations.

Alltel/Sprint Insourcing Initiative

In order to manage the expense associated with the significant volume growth in mobile data, Alltel and Sprint directly connected their IP backbone networks in January 2009. Thus, they no longer use Syniverse as a third party intermediary to manage the connectivity and exchange of billing records between their mobile data roaming platforms. Our revenue and net income expectations for 2009 include the impact of this insourcing initiative from the January 2009 effective date.

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

Results of Operations

The following tables present an overview of our results of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	% of Revenues	Three Months Ended March 31, 2008	% of Revenues	2009 vs. 2008 $	Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$62,920	57.8%	$68,701	59.4%	$(5,781)	(8.4)%
Network Services	29,975	27.5%	29,741	25.7%	234	0.8%
Number Portability Services	7,240	6.6%	6,950	6.0%	290	4.2%
Call Processing Services	7,157	6.6%	8,389	7.3%	(1,232)	(14.7)%
Enterprise Solutions	390	0.4%	786	0.7%	(396)	(50.4)%

Revenues excluding Off-Network Data Base
Queries	107,682	98.9%	114,567	99.1%	(6,885)	(6.0)%
Off-Network Database Queries	1,242	1.1%	1,078	0.9%	164	15.2%

Total revenues	108,924	100.0%	115,645	100.0%	(6,721)	(5.8)%

Costs and expenses:
Cost of operations	39,958	36.7%	37,978	32.8%	1,980	5.2%
Sales and marketing	8,688	8.0%	10,754	9.3%	(2,066)	(19.2)%
General and administrative	16,998	15.6%	18,142	15.7%	(1,144)	(6.3)%
Depreciation and amortization	13,584	12.5%	13,633	11.8%	(49)	(0.4)%
Restructuring	—	0.0%	17	0.0%	(17)	(100.0)%

	79,228	72.7%	80,524	69.6%	(1,296)	(1.6)%

Operating income	29,696	27.3%	35,121	30.4%	(5,425)	(15.4)%

Other income (expense), net:
Interest income	192	0.2%	430	0.4%	(238)	(55.2)%
Interest expense	(7,356)	(6.8)%	(9,720)	(8.4)%	2,364	(24.3)%
Other, net	283	0.3%	57	0.0%	226	395.7%

	(6,881)	(6.3)%	(9,233)	(8.0)%	2,352	(25.5)%

Income before provision for income taxes	22,815	20.9%	25,888	22.4%	(3,073)	(11.9)%
Provision for income taxes	6,783	6.2%	10,495	9.1%	(3,712)	(35.4)%

Net income	$16,032	14.7%	$15,393	13.3%	$639	4.2%

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues

Total revenues decreased $6.7 million to $108.9 million for the three months ended March 31, 2009 from $115.6 million for the same period in 2008. The decrease in revenues was primarily due to decreases in Technology Interoperability Services, Call Processing Services and Enterprise Solutions offset in part by increases in Network Services, Number Portability Services and Off-Network Database Queries.

Technology Interoperability Services revenues decreased $5.8 million to $62.9 million for the three months ended March 31, 2009 from $68.7 million for the same period in 2008. The revenue decrease was driven by data clearinghouse services primarily resulting from the September 2008 Verizon renewal and MDR services primarily due to the Alltel/Sprint insourcing, but partially offset by increased MDR volumes with other customers.

Network Services revenues increased $0.3 million to $30.0 million for the three months ended March 31, 2009 from $29.7 million for the same period in 2008 primarily due to increases in our SS7 transport services.

Number Portability Services revenues increased $0.2 million to $7.2 million for the three months ended March 31, 2009 from $7.0 million for the same period in 2008. The increase in revenues was primarily due to organic volume growth and our Singapore number portability services.

Call Processing Services revenues decreased $1.2 million to $7.2 million for the three months ended March 31, 2009 from $8.4 million for the same period in 2008. The decrease in revenues was due to continued declines in our legacy fraud-related services and Signaling Solutions due to the September 2008 Verizon renewal and expected network migrations. We expect this decline to continue for our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $0.4 million to $0.4 million for the three months ended March 31, 2009 from $0.8 million for the same period in 2008. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues increased $0.1 million to $1.2 million for the three months ended March 31, 2009 from $1.1 million for the same period in 2008. The increase in revenues was primarily driven by increased volumes. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect a continued decline in these services.

Expenses

Cost of operations increased $2.0 million to $40.0 million for the three months ended March 31, 2009 from $38.0 million for the same period in 2008. The increase was primarily due to increased network and data processing costs to support customer growth. As a percentage of revenue, cost of operations increased from 32.8% for the three months ended March 31, 2008 to 36.7% for the same period in 2009 as a result of the fixed nature of our cost of operations.

Sales and marketing expenses decreased $2.0 million to $8.7 million for the three months ended March 31, 2009 from $10.7 million for the same period in 2008. The decrease was primarily due to lower sales incentives, performance-based compensation and discretionary expenses.

General and administrative expenses decreased $1.1 million to $17.0 million for the three months ended March 31, 2009 from $18.1 million for the same period in 2008. The decrease was primarily due to lower performance-based compensation, professional services and discretionary expenses.

Depreciation and amortization expenses were $13.6 million for both the three months ended March 31, 2009 and 2008.

Other

Interest income decreased $0.2 million to $0.2 million for the three months ended March 31, 2009 from $0.4 million for the same period in 2008. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $2.3 million to $7.4 million for the three months ended March 31, 2009 from $9.7 million for the same period in 2008. The decrease was primarily due to lower interest rates on our senior credit facility.

Other, net increased $0.2 million to $0.3 million for the three months ended March 31, 2009 from $0.1 million for the same period in 2008. The increase was primarily due to foreign currency transaction gains as a result of our global presence.

Provision for income taxes decreased $3.7 million to $6.8 million for the three months ended March 31, 2009 from $10.5 million for the same period in 2008. During the three months ended March 31, 2009 and 2008, the effective tax rate was 29.7% and 40.5%, respectively. During the three months ended March 31, 2009, the income tax provision was adjusted for a tax benefit of approximately $1.5 million due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of the adjustment, the effective tax rate for the three months ended March 31, 2009 is 36.1%. The reduction in our effective tax rate is attributed to the mix of income from lower foreign tax jurisdictions and tax planning initiatives.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$17,001	$23,262
Net cash used in investing activities	(6,815)	(8,108)
Net cash provided by (used in) financing activities	115	(876)
Effect of exchange rate changes on cash	(1,956)	1,161

Net increase in cash	$8,345	$15,439

Net cash provided by operating activities was $17.0 million for the three months ended March 31, 2009 as compared to $23.3 million for the same period in 2008. The decrease was primarily related to the impact of estimated income tax payments and decreased accounts receivable due to timing of collections and decreased accrued liabilities due to higher annual employee incentive payouts for the year ended December 31, 2008. Cash and cash equivalents were $174.0 million at March 31, 2009 as compared to $165.6 million at December 31, 2008. Our working capital increased $27.8 million to $224.0 million at March 31, 2009 from $196.2 million at December 31, 2008 primarily due to increased cash balances.

Net cash used in investing activities was $6.8 million for the three months ended March 31, 2009 as compared to $8.1 million for the same period in 2008. Capital expenditures for property and equipment, including capitalized software costs, decreased $0.5 million to $6.8 million for the three months ended March 31, 2009 from $7.3 million for the same period in 2008. For the three months ended March 31, 2009 and 2008, capital expenditures primarily related to investment in our internal infrastructure, including network infrastructure to support customer growth, and capitalized software. We expect total capital expenditures in 2009 to be approximately 7.5% of revenues (excluding Off-Network Database Queries).

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2009, which includes $0.8 million of principal payments on our senior credit facility offset by the $1.0 million in capital contributions received from joint venture partners to acquire a non-controlling interest. Net cash used in financing activities was $0.9 million for the three months ended March 31, 2008, which includes $0.9 million of principal payments on our senior credit facility.

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100.0 million of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

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

The applicable margin for the base rate term loan and the base rate revolving loans is 1.50%. U.S. dollar denominated borrowings bear interest at the applicable margin plus either a base rate or, at our option, a LIBOR rate. The applicable margin for the Eurodollar term loan, Euro-denominated term loan and Eurodollar revolving loans is 2.50%. Euro-denominated borrowings under the senior credit facility bear interest at the applicable margin plus a EURIBOR rate. The term loan facilities require regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facilities will mature on August 9, 2014. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

On May 4, 2009, we entered into an Amendment, Waiver, Resignation and Appointment Agreement, or the amendment, with Lehman Commercial Paper Inc., Bank of America, N.A., and certain of the other parties to the senior credit facility. Pursuant to the amendment, Lehman Commercial Paper has resigned as administrative agent and Bank of America has been appointed as successor administrative agent under the senior credit facility. The amendment also provides for other modifications of the senior credit facility including the termination of Lehman Commercial Paper’s commitments under our undrawn revolving credit lines of $28.2 million and provides for Bank of America to extend commitments under our undrawn revolving credit lines of $10.0 million. This modification reduces our revolving credit lines from $62.0 million to $43.8 million.

As of March 31, 2009, we had an aggregate face amount of $330.1 million of outstanding indebtedness under our senior credit facility representing $212.6 million in U.S. dollar denominated term loans, $117.4 million in Euro-denominated term loans, $42.0 million available under the revolving credit facility and $18.1 million available under the Euro-denominated revolving credit line. As of March 31, 2009, the applicable interest rate was 3.02% on the term loan based on the LIBOR option and 3.65% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of March 31, 2009, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of March 31, 2009, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2009 and 2008.

Critical Accounting Policies and Estimates

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues, and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis; however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.”

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2009, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2008. You should read the

Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our summary of significant accounting policies in Note 2 of our Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We have adopted SFAS 141R as of January 1, 2009. However, we have not entered into any business combinations during the three month period ended March 31, 2009.

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheet. The off-balance sheet amounts totaled approximately $124.8 million and $101.3 million as of March 31, 2009 and December 31, 2008, respectively.

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

Available Information

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

Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing to us using the address on the cover of this Form 10-Q. You may also telephone our investor relations office directly at (813) 637-5007.

Our SEC filings may also be viewed and copied at the following SEC Public Reference Room and at the offices of the New York Stock Exchange where our common stock is quoted under the symbol “SVR.”

SEC Public Reference Room

100 F Street, N.E.

Washington, DC 20549

(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext

20 Broad Street

New York, NY 10005

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2009 and December 31, 2008, we had $330.1 million and $338.8 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.3 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

On October 6, 2008, we entered into an agreement to hedge $100.0 million of our U.S. dollar-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

Foreign Currency Market Risk

Although the majority of our operations are conducted in U.S. dollars, our significant foreign operations are conducted in Euros and Great Britain Pounds. Our exposure to these currencies is the result of our acquisition of BSG Wireless in December 2007. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America, several of which are directly tied to the movement in the U.S. dollar. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2009 compared to the average foreign currency exchange rates during the three months would have increased or decreased our revenues and net income by approximately $1.4 million and $0.5 million, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2009.

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

ITEM 1A: RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 and disclosed elsewhere in this quarterly report on Form 10-Q. There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: May 8, 2009	/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Principal Financial Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Martin A. Picciano
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith