Form 10-Q
period 2009-09-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2009-11-06
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Shares Outstanding as of November 4, 2009

Syniverse Holdings, Inc.: 69,415,215 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$216,197	$165,605
Accounts receivable, net of allowances of $4,609 and $2,347, respectively	92,417	88,782
Prepaid and other current assets	26,624	20,971

Total current assets	335,238	275,358

Property and equipment, net	53,014	50,251
Capitalized software, net	58,167	60,184
Deferred costs, net	7,821	7,288
Goodwill	607,719	596,662
Identifiable intangibles, net	196,276	208,518
Other assets	1,516	1,573

Total assets	$1,259,751	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,070	$7,311
Accrued payroll and related benefits	7,683	20,111
Accrued interest	1,802	5,160
Accrued income taxes	1,669	9,891
Deferred revenues	3,637	4,260
Other accrued liabilities	27,077	28,975
Current portion of Term Note B	3,476	3,431

Total current liabilities	50,414	79,139

Long-term liabilities:
Deferred tax liabilities	82,969	65,546
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	337,143	335,382
Other long-term liabilities	10,276	8,925

Total liabilities	655,802	663,992

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 69,449,596 shares issued and 69,257,598 shares outstanding and 68,847,632 shares issued and 68,455,634 shares outstanding at September 30, 2009 and December 31, 2008, respectively	69	68
Additional paid-in capital	479,502	471,524
Retained earnings	133,622	83,315
Accumulated other comprehensive loss	(10,051)	(19,035)
Common stock held in treasury, at cost; 191,998 and 391,998 at September 30, 2009 and December 31, 2008, respectively	(15)	(30)

Total Syniverse Holdings, Inc. stockholders’ equity	603,127	535,842
Noncontrolling interest	822	—

Total equity	603,949	535,842

Total liabilities and stockholders’ equity	$1,259,751	$1,199,834

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$116,662	$137,169	$339,064	$380,433

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	41,326	43,133	122,188	122,700
Sales and marketing	8,789	11,071	26,312	34,025
General and administrative	15,986	19,784	49,989	57,794
Depreciation and amortization	14,585	13,809	42,206	41,233
Restructuring	—	(46)	—	(29)

	80,686	87,751	240,695	255,723

Operating income	35,976	49,418	98,369	124,710

Other income (expense), net:
Interest income	33	504	274	1,416
Interest expense	(7,059)	(9,190)	(21,910)	(28,317)
Other, net	(40)	(164)	1,094	(379)

	(7,066)	(8,850)	(20,542)	(27,280)

Income before provision for income taxes	28,910	40,568	77,827	97,430
Provision for income taxes	11,338	15,101	27,745	36,218

Net income	17,572	25,467	50,082	61,212
Less: Net loss attributable to noncontrolling interest	(172)	—	(225)	—

Net income attributable to Syniverse Holdings, Inc.	$17,744	$25,467	$50,307	$61,212

Net income per common share:
Basic	$0.26	$0.37	$0.73	$0.90

Diluted	$0.26	$0.37	$0.73	$0.89

Weighted average common shares outstanding:
Basic	68,088	67,757	67,965	67,629

Diluted	68,303	67,817	68,078	67,706

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net income	$50,082	$61,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	43,499	42,563
Provision for (recovery of) uncollectible accounts	591	(129)
Deferred income tax expense	15,826	24,006
Stock-based compensation	5,288	3,738
Other, net	76	478

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,539)	(19,664)
Other current assets	(6,081)	(3,518)
Accounts payable, accrued payroll and related benefits	(14,478)	8,205
Other current liabilities	(12,139)	(6,949)
Other assets and liabilities	2,951	(26)

Net cash provided by operating activities	83,076	109,916

Cash flows from investing activities
Capital expenditures	(27,027)	(29,406)
Acquisition of WSI, net of acquired cash	(3,099)	—
Acquisition of BSG Wireless, net of acquired cash	—	(823)

Net cash used in investing activities	(30,126)	(30,229)

Cash flows from financing activities
Principal payments on senior credit facility	(2,580)	(2,654)
Issuances of stock under employee stock purchase plan	415	388
Issuances of stock for stock options exercised	2,586	1,951
Minimum tax withholding on restricted stock awards	(295)	(590)
Purchase of treasury stock	—	(1)
Capital contribution from noncontrolling interest in a joint venture	981	—

Net cash provided by (used in) financing activities	1,107	(906)

Effect of exchange rate changes on cash	(3,465)	(1,832)

Net increase in cash	50,592	76,949
Cash at beginning of period	165,605	49,086

Cash at end of period	$216,197	$126,035

Supplemental cash flow information
Interest paid	$23,361	$31,018
Income taxes paid	23,444	9,059

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. We were incorporated in Delaware on November 9, 2001 and completed our initial public offering on February 10, 2005. For over 20 years, including our time as part of our former parent company, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), Mobile Instant Messaging (MIM), number portability and wireless value-added services. We currently provide our services to more than 650 operators in over 140 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. We have evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, which is the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were filed with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of Syniverse Holdings, Inc., all of its wholly owned subsidiaries and a variable interest entity (VIE) for which Syniverse, Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion not owned by us of a consolidated joint venture. All significant intercompany balances and transactions have been eliminated.

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

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS services, MMS services, DataNet services, interstandard roaming solutions and Mobile Data Roaming (MDR) services, revenues vary based on the number or size of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearinghouse and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed. Additionally, we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenue attributable to an element in a customer arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

On January 1, 2009, we adopted the provisions of ASC 260-10-65, Earnings Per Share, as it relates to accounting guidance formerly issued in FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). Under the revised provisions, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are treated as participating securities and are included in the computation of earnings per share pursuant to the two-class method in accordance with ASC 260. Certain of our unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of this guidance, we used the two-class method in the computation of earnings per share for the three and nine months ended September 30, 2009 and retrospectively adjusted our net income per common share data for the three and nine months ended September 30, 2008 to conform to the provisions in the guidance.

The following table displays the computation of net income per common share using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted net income per common share:
Net income attributable to Syniverse Holdings, Inc.	$17,744	$25,467	$50,307	$61,212
Less: net income allocated to restricted stock	(206)	(250)	(494)	(667)

Net income available to common shareholders	$17,538	$25,217	$49,813	$60,545

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	68,088,050	67,757,215	67,965,214	67,628,621
Potentially dilutive stock options and restricted stock	215,092	59,954	113,026	77,063

Diluted weighted-average common shares outstanding	68,303,142	67,817,169	68,078,240	67,705,684

Basic net income per common share	$0.26	$0.37	$0.73	$0.90

Diluted net income per common share	$0.26	$0.37	$0.73	$0.89

For the nine months ended September 30, 2009 and 2008, options to purchase 2,595,766 and 1,673,578 shares of common stock were outstanding during the periods but were not included in the computation of diluted net income per common share because their effect would be anti-dilutive. No additional securities were outstanding that could potentially dilute basic net income per common share that were not included in the computation of diluted net income per common share. Performance-based restricted shares and equity awards not considered to be participating securities are excluded from the diluted weighted-average common shares outstanding.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Comprehensive Income

Comprehensive income is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. Comprehensive income, net of taxes, for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$17,572	$25,467	$50,082	$61,212
Foreign currency translation adjustments (1)	5,053	(10,907)	8,636	(4,730)
Net change in fair value of interest rate swap (2)	73	—	414	—

Comprehensive income	$22,698	$14,560	$59,132	$56,482

(1)	Foreign currency translation adjustments are shown net of tax benefit (expense) of $1,091 and $(1,604) for the three months ended September 30, 2009 and 2008, respectively, and net of tax expense of $968 and $1,011 for the nine months ended September 30, 2009 and 2008, respectively.
(2)	The change in fair value of the interest rate swap is shown net of tax expense of $47 and $0 for the three months ended September 30, 2009 and 2008, respectively, and net of tax expense of $190 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the allocation of total comprehensive income between shareholders of Syniverse Holdings, Inc. and the noncontrolling interest:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Shareholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total	Shareholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income	$17,744	$(172)	$17,572	$50,307	$(225)	$50,082
Foreign currency translation adjustments	5,048	5	5,053	8,570	66	8,636
Net change in fair value of interest rate swap	73	—	73	414	—	414

Comprehensive income	$22,865	$(167)	$22,698	$59,291	$(159)	$59,132

The balance in accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 was $10,051 and $19,035, respectively.

Joint Venture Interests

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of September 30, 2009 and December 31, 2008, our investment was $888 and is included in other assets.

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearinghouse and centralized database solutions for the next 10 years. We have determined that the joint venture is a variable interest entity (VIE). The framework for identifying VIE’s and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. We have determined that we are the primary beneficiary of the joint venture. As a result, we have consolidated the joint venture.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareholders of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

		Shareholders of Syniverse Holdings, Inc.
	Total	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest
Balance at December 31, 2008	$535,842	$68	$471,524	$83,315	$(19,035)	$(30)	$—

Comprehensive income (1)	59,132	—	—	50,307	8,984	—	(159)
Issuance of stock for stock options exercised	2,586	1	2,585	—	—	—
Stock-based compensation	5,288	—	5,288	—	—	—	—
Issuances of stock under employee stock purchase plan	415	—	415	—	—	—	—
Minimum tax withholding on restricted stock awards	(295)	—	(295)	—	—	—	—
Issuance of treasury stock	—	—	(15)	—	—	15	—
Capital contribution from noncontrolling interest in a joint venture	981	—	—	—	—	—	981

Balance at September 30, 2009	$603,949	$69	$479,502	$133,622	$(10,051)	$(15)	$822

(1)	The allocation of the individual components of comprehensive income attributable to shareholders of Syniverse Holdings, Inc. and the noncontrolling interests is disclosed in the comprehensive income section of Note 2.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $126,148 and $101,311 as of September 30, 2009 and December 31, 2008, respectively.

Derivative Instruments and Hedging Activities

Derivative instruments are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We have designated our interest rate swap as a cash flow hedge that effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. We do not hold or enter into financial instruments for speculative trading purposes. See Note 7 for more information on our interest rate swap.

Foreign Currencies

We have significant operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period and which are included in other income (expense), net in the consolidated income statements. For the three and nine months ended September 30, 2009, we recorded foreign currency transaction (losses) gains of $(40) and $1,094, respectively. For the three and nine months ended September 30, 2008, we recorded foreign currency transaction losses of $(164) and $(379), respectively.

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

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended September 30, 2009 and 2008, we derived 64.8% and 68.7%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2009 and 2008, we derived 66.3% and 67.9%, respectively, of our revenues from customers in the United States.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Revenues by service offerings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Technology Interoperability Services	$66,844	$88,568	$196,107	$237,577
Network Services	31,944	31,097	92,738	92,382
Number Portability Services	8,514	8,076	23,542	21,462
Call Processing Services	7,459	7,546	21,051	23,248
Enterprise Solution	349	524	1,129	1,943
Off-Network Database Queries	1,552	1,358	4,497	3,821

Total Revenues	$116,662	$137,169	$339,064	$380,433

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
North America	$81,527	$98,346	$241,467	$271,491
Asia Pacific	9,447	10,357	28,317	32,430
Caribbean and Latin America	8,391	8,099	24,049	23,413
Europe, Middle East and Africa	15,745	19,009	40,734	49,278
Off-Network Database Queries (i)	1,552	1,358	4,497	3,821

Total Revenues	$116,662	$137,169	$339,064	$380,433

(i)	Off-Network Database Queries are not allocated to geographic regions.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. During the nine months ended September 30, 2009 and 2008, the effective tax rate was 35.6% and 37.2%, respectively. During the nine months ended September 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1,443 due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of discrete tax adjustments, the effective tax rate for the nine months ended September 30, 2009 is 37.8%.

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

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 810-10 (formerly SFAS 160), Consolidation, as it specifically related to accounting for noncontrolling interests. ASC 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted ASC 810-10 on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on our consolidated financial position and results of operations.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

In December 2007, the FASB issued Accounting Standards Codification 805-10 (formerly SFAS 141R), Business Combinations. ASC 805-10 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. ASC 805-10 also expands required disclosures surrounding the nature and financial effects of business combinations. ASC 805-10 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We adopted ASC 805-10 on January 1, 2009. The adoption of ASC 805-10 did not have a significant impact on our consolidated financial position and results of operations as of September 30, 2009. The acquisition of the VM3 business will be accounted for under the acquisition method in accordance with this guidance. We are currently assessing the impact to our consolidated financial position and results of operations. See Note 11.

In May 2009, the FASB issued Accounting Standards Codification 855-10 (formerly SFAS 165), Subsequent Events, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or fiscal periods ending after June 15, 2009. We adopted ASC 855-10 on July 1, 2009. Adoption of ASC 855-10 did not have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification 810-10 (formerly SFAS 167), Consolidation, specifically related to variable interest entities. ASC 810-10 eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the ASC guidance. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810-10 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial position and results of operations.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which is included in the Accounting Standards Codification in Topic 605 (Revenue Recognition). ASU 2009-13 amends previous revenue recognition guidance to require an entity to apply the relative selling price allocation method in order to a estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently assessing the potential impact of ASU 2009-13 on our consolidated financial position and results of operations.

In September 2009, the FASB issued Accounting Standards Update 2009-14, Certain Revenue Arrangements That Include Software Elements, which is included in the Accounting Standards Codification in Topic 985 (Software). ASU 2009-14 amends previous software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently assessing the impact of ASU 2009-14 on our consolidated financial position and results of operations.

4. Acquisition of Wireless Solutions International

On May 15, 2009, we acquired Wireless Solutions International (WSI) pursuant to an Asset Purchase Agreement. Under the Purchase Agreement, we acquired all of the assets of WSI, including the stock of Rapid Roaming Inc., for an aggregate purchase price of $3,488 on the date of acquisition which was funded by existing cash balances and an award of 200,000 shares of common stock to WSI and five individuals. These five individuals, along with the sole shareholder of WSI at the time of its acquisition, became employees of the Company on the closing date. Each award of shares has been placed into escrow and will be disbursed in 32 months if certain employment conditions are met.

The transaction was accounted for under the acquisition method. The total purchase price of $3,488 was allocated to the assets and liabilities, on a preliminary basis, based upon their estimated fair value as of the date of the acquisition. As a result, the purchase price allocation is not yet finalized and preliminary estimates and assumptions are subject to change. Assets acquired primarily consisted of $389 of cash, $433 of accounts receivables, $700 of software technology, $200 of customer relationships as well as liabilities assumed of $738. Goodwill in the amount of $2,504 was recorded in relation to this acquisition, which includes net adjustments of $61 during the three months ended September 30, 2009 primarily related to the settlement of working capital adjustments. The common stock award of 200,000 shares was issued from treasury shares and is accounted for as stock-based compensation due to the employment conditions of the award.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

WSI provides a GSM Association (GSMA)-certified Open Connectivity roaming hub and global managed roaming and wireless network solutions that further enhance Syniverse’s global roaming reach.

5. Goodwill

The changes to the carrying value of goodwill during the nine months ended September 30, 2009 were as follows:

2009
Goodwill balance as of December 31, 2008	$596,662
WSI acquisition	2,504
Effect of foreign currency translation	8,553

Goodwill balance as of September 30, 2009	$607,719

6. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse, Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the Amended and Restated 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing. In addition, we have awarded 200,000 shares of common stock as part of the WSI acquisition as discussed further in Note 4.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

The impact to our income from operations of recording stock-based compensation for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of operations	$86	$56	$192	$137
Sales and marketing	581	346	1,261	963
General and administrative	1,606	912	3,835	2,638

Total stock-based compensation	$2,273	$1,314	$5,288	$3,738

The following table summarizes information about our stock option activity:

Stock Options	Shares
Outstanding at December 31, 2008	1,785,877
Granted	1,042,520
Exercised	(188,322)
Cancelled or expired	(44,309)

Outstanding at September 30, 2009	2,595,766

Exerciseable at September 30, 2009	726,438

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2008	604,800
Granted	291,170
Vested	(36,080)
Forfeited	(137,240)

Unvested at September 30, 2009	722,650

Activity related to our performance-based restricted stock is as follows:

Performance-Based Restricted Stock	Shares
Unvested at December 31, 2008	—
Granted	143,970
Vested	—
Forfeited	—

Unvested at September 30, 2009	143,970

We issued 188,322 and 148,559 shares related to stock option exercises during the nine months ended September 30, 2009 and 2008, respectively. We issued 60,950 and 30,806 shares related to the employee stock purchase plan during the nine months ended September 30, 2009 and 2008, respectively.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse, Inc.’s common stock was not traded on public markets. Therefore, a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. We use average historical volatility for options issued subsequent to our initial public offering.

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provided for grants to independent directors to purchase up to 20,000 shares upon election to the board. The plans had a term of five years and provided for the granting of options to purchase shares of Syniverse, Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for the purchase of our common stock.

Under the plans, the options have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse, Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse, Inc. reserved 402,400 shares of common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan.

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options under these plans. As of September 30, 2009, there were options to purchase 125,254 shares outstanding under the Founder’s Stock Option Plan and options to purchase 80,120 shares outstanding under the Directors’ Stock Option Plan.

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

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the Incentive Plan). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. The number of shares and price per share is determined by the Compensation Committee (the Committee) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse, Inc.’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

At the 2009 Annual Meeting of Shareholders held on May 8, 2009, the shareholders of Syniverse, Inc. approved the Syniverse Holdings, Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan (the Amended and Restated 2006 Plan). The Amended and Restated 2006 Plan includes 3,000,000 additional shares of the Company’s common stock all of which may be issued in any form allowed under the Amended and Restated 2006 Plan, resulting in a total of 9,000,000 shares reserved and available for issuance pursuant to awards granted (or to be granted) under the Amended and Restated 2006 Plan. As of September 30, 2009, there were 2,390,392 options outstanding under the Amended and Restated 2006 Plan.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

As of September 30, 2009, there were 2,595,766 total options outstanding for all Plans, vesting 33  1/3% per year, which had been granted to certain directors, executive officers and other employees. As of September 30, 2009, there were 722,650 unvested restricted shares outstanding, vesting 20% per year, which had been granted to certain directors, executive officers and other employees. As of September 30, 2009, there were 143,970 unvested performance-based restricted shares outstanding all of which were issued during the third quarter of 2009. The performance-based restricted shares cliff vest on December 31, 2011 and are based on the achievement of certain financial metrics.

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

As of September 30, 2009, approximately 295,823 shares were reserved for future issuance. As of September 30, 2009, there were 144 enrollments under the Purchase Plan.

7. Derivative Instruments and Hedging Activities

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

We have designated the interest rate swap as a cash flow hedge. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss). There was no ineffective portion of the swap for the three and nine months ended September 30, 2009. As of September 30, 2009, the fair value of our interest rate swap (based on Level 2 inputs) is $2,321, which is recorded in other long-term liabilities in the consolidated balance sheets. Accumulated other comprehensive loss related to the interest rate swap at September 30, 2009 and December 31, 2008 was $2,321 and $2,925, respectively. For the nine month period ended September 30, 2009, we recognized other comprehensive gain of $414, net of tax.

Net Investment Hedge of a Foreign Operation

We have designated our Euro-denominated portion of our Term Note B as a net investment hedge of certain foreign operations. For the nine months ended September 30, 2009, a loss of $4,420 related to the revaluation of the debt from Euros to US dollars was included as a component of accumulated other comprehensive loss.

8. Fair Value of Financial Instruments

Disclosure is required about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies is as follows:

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

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

As of September 30, 2009, we held an interest rate swap that is required to be measured at fair value on a recurring basis. The following table shows the fair value measurement on a recurring basis as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(2,321)	$—	$(2,321)	$—

We have elected to use the income approach to value our interest rate swap, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The fair value of the interest rate swap is included in other long-term liabilities at September 30, 2009.

The fair value of the 7  3/4% senior subordinated notes due 2013 is based upon quoted market prices in inactive markets for similar instruments (Level 2). The fair value of the Term Note B is based upon quoted market prices in active markets for similar instruments (Level 2).

The carrying amounts and fair values of our long-term debt as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$340,619	$326,994	$338,813	$304,932
7 3/ 4% senior subordinated notes, due 2013	$175,000	$162,103	$175,000	$89,250

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

10. Debt

On August 9, 2007, we entered into a $464,000 amended and restated credit agreement (the senior credit facility) with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the Guarantors) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

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

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. Subsequent Event

On August 24, 2009, we entered into an acquisition agreement to acquire the messaging business of VeriSign, Inc. (VeriSign) for a purchase price of $175,000, subject to certain adjustments to reflect fluctuations in working capital. Under the acquisition agreement, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses (collectively VM3 Business). On October 23, 2009 (the Closing Date), the purchase was completed for cash proceeds of $174,503, after preliminary adjustments to reflect the parties’ current estimate of working capital as of the Closing Date. The transaction will be subject to a final adjustment to reflect the actual working capital balance as of the Closing Date.

Through the acquisition of the VM3 Business, we believe we will expand our current messaging operations to achieve the solutions scale, reach and capabilities needed to provide mobile operators with new service offerings to meet customers’ growing need for messaging services.

As of September 30, 2009, we have incurred $1,756 of acquisition-related costs which are included in general and administrative expenses.

12. Supplemental Consolidating Financial Information

Syniverse Technologies, Inc.’s (Syniverse) payment obligations under the senior notes are guaranteed by Syniverse Holdings, Inc. (Syniverse, Inc.) and all domestic subsidiaries of Syniverse Holdings, Inc. including Syniverse Brience (collectively, the Guarantors). The results of Syniverse Technologies BV, Syniverse Holdings Limited, Perfect Profits International Limited and Syniverse Technologies Limited Luxembourg S.à r.l. are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Holdings, Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse Holdings, Inc. and Syniverse Technologies, Inc. using the equity method of accounting.

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$181,548	$34,605	$—	$216,197
Accounts receivable, net of allowances	—	68,014	24,403	—	92,417
Accounts receivable - affiliates	8,051	8,978	2,533	(19,562)	—
Prepaid and other current assets	—	18,660	7,964	—	26,624

Total current assets	8,095	277,200	69,505	(19,562)	335,238

Property and equipment, net	—	49,355	3,659	—	53,014
Capitalized software, net	—	41,572	16,595	—	58,167
Deferred costs, net	—	7,821	0	—	7,821
Goodwill	—	364,559	243,160	—	607,719
Identifiable intangibles, net	—	145,050	51,226	—	196,276
Other assets	—	54,464	1,677	(54,625)	1,516
Investment in subsidiaries	595,764	273,722	0	(869,486)	—

Total assets	$603,859	$1,213,743	$385,822	$(943,673)	$1,259,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,543	$2,527	$—	$5,070
Accounts payable - affiliates	299	—	19,263	(19,562)	—
Accrued payroll and related benefits	464	3,913	3,306	—	7,683
Accrued interest	—	1,802	—	—	1,802
Accrued income taxes	(31)	104	1,596	—	1,669
Deferred revenues	—	537	3,100	—	3,637
Other accrued liabilities	—	21,274	5,803	—	27,077
Current portion of Term Note B	—	3,476	—	—	3,476

Total current liabilities	732	33,649	35,595	(19,562)	50,414

Long-term liabilities:
Deferred tax liabilities	—	68,325	14,644	—	82,969
7 3/4% Senior Subordinated Notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	337,143	—	—	337,143
Other long-term liabilities	—	3,040	61,861	(54,625)	10,276

Total liabilities	732	617,157	112,100	(74,187)	655,802

Stockholders’ equity:
Common stock	69	—	2,121	(2,121)	69
Additional paid-in capital	479,502	472,208	252,506	(724,714)	479,502
Retained earnings	133,622	133,622	25,541	(159,163)	133,622
Accumulated other comprehensive income (loss)	(10,051)	(10,051)	(6,446)	16,497	(10,051)
Common stock held in treasury, at cost	(15)	(15)	—	15	(15)

Total Syniverse stockholders’ equity	603,127	595,764	273,722	(869,486)	603,127
Noncontrolling interest	—	822	—	—	822

Total Equity	603,127	596,586	273,722	(869,486)	603,949

Total liabilities and stockholders’ equity	$603,859	$1,213,743	$385,822	$(943,673)	$1,259,751

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$94,279	$22,383	$—	$116,662

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	85	33,555	7,686	—	41,326
Sales and marketing	581	5,771	2,437	—	8,789
General and administrative	1,606	5,148	9,232	—	15,986
Depreciation and amortization	—	11,308	3,277	—	14,585

	2,272	55,782	22,632	—	80,686

Operating income (loss)	(2,272)	38,497	(249)	—	35,976

Other income (expense), net:
Income from equity investment	18,985	30,752	—	(49,737)	—
Interest income	—	779	17	(763)	33
Interest expense	—	(7,059)	(763)	763	(7,059)
Other, net	—	22	(62)	—	(40)

	18,985	24,494	(808)	(49,737)	(7,066)

Income (loss) before provision for income taxes	16,713	62,991	(1,057)	(49,737)	28,910

Provision (benefit) for income taxes	(859)	44,006	(31,809)	—	11,338

Net income	17,572	18,985	30,752	(49,737)	17,572
Less: Net loss attributable to noncontrolling interest	—	(172)	—	—	(172)

Net income attributable to Syniverse Holdings, Inc.	$17,572	$19,157	$30,752	$(49,737)	$17,744

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$278,738	$60,326	$—	$339,064

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	192	101,258	20,738	—	122,188
Sales and marketing	1,261	15,756	9,295	—	26,312
General and administrative	3,834	29,854	16,301	—	49,989
Depreciation and amortization	—	32,435	9,771	—	42,206

	5,287	179,303	56,105	—	240,695

Operating income (loss)	(5,287)	99,435	4,221	—	98,369

Other income (expense), net:
Income from equity investment	53,420	36,654	—	(90,074)	—
Interest income	—	2,525	175	(2,426)	274
Interest expense	—	(21,910)	(2,426)	2,426	(21,910)
Other, net	—	(119)	1,213	—	1,094

	53,420	17,150	(1,038)	(90,074)	(20,542)

Income before provision for income taxes	48,133	116,585	3,183	(90,074)	77,827

Provision (benefit) for income taxes	(1,949)	63,165	(33,471)	—	27,745

Net income	50,082	53,420	36,654	(90,074)	50,082
Less: Net loss attributable to noncontrolling interest	—	(225)	—	—	(225)

Net income attributable to Syniverse Holdings, Inc.	$50,082	$53,645	$36,654	$(90,074)	$50,307

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$50,082	$53,420	$36,654	$(90,074)	$50,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	33,728	9,771	—	43,499
Provision for uncollectible accounts	—	276	315	—	591
Deferred income tax benefit (expense)	—	16,177	(351)	—	15,826
Income from equity investment	(53,420)	(36,654)	—	90,074	—
Stock-based compensation	5,288	—	—	—	5,288
Other, net	—	61	15	—	76
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(7,378)	4,839	—	(2,539)
Other current assets	—	(8,573)	2,492	—	(6,081)
Accounts payable, accrued payroll and related benefits	—	(14,746)	268	—	(14,478)
Other current liabilities	(1,950)	32,232	(42,421)	—	(12,139)
Other assets and liabilities	(2,706)	(365)	6,022	—	2,951

Net cash (used in) provided by operating activities	(2,706)	68,178	17,604	—	83,076

Cash flows from investing activities
Capital expenditures	—	(24,332)	(2,695)	—	(27,027)
Acquisition of Wireless Solutions International, net of acquired cash	—	(3,099)	—	—	(3,099)

Net cash used in investing activities	—	(27,431)	(2,695)	—	(30,126)

Cash flows from financing activities
Principal payments on senior credit facility	—	(2,580)	—	—	(2,580)
Principal payments on Highwoods note	—	25,626	(25,626)	—	—
Issuances of stock under employee stock purchase plan	415	—	—	—	415
Issuances of stock for stock options exercised	2,586	—	—	—	2,586
Minimum tax withholding on restricted stock awards	(295)	—	—	—	(295)
Capital contribution from noncontrolling interest in a joint venture	—	(792)	1,773	—	981

Net cash provided by (used in) financing activities	2,706	22,254	(23,853)	—	1,107

Effect of exchange rate changes on cash	—	(367)	(3,098)	—	(3,465)

Net increase in cash	—	62,634	(12,042)	—	50,592
Cash at beginning of period	44	118,914	46,647	—	165,605

Cash at end of period	$44	$181,548	$34,605	$—	$216,197

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$118,914	$46,647	$—	$165,605
Accounts receivable, net of allowances	—	66,208	22,574	—	88,782
Accounts receivable - affiliates	5,122	8,004	4,448	(17,574)	—
Prepaid and other current assets	—	10,146	10,825	—	20,971

Total current assets	5,166	203,272	84,494	(17,574)	275,358

Property and equipment, net	—	47,277	2,974	—	50,251
Capitalized software, net	—	42,178	18,006	—	60,184
Deferred costs, net	—	7,288	—	—	7,288
Goodwill	—	361,318	235,344	—	596,662
Identifiable intangibles, net	—	153,833	54,685	—	208,518
Other assets	—	82,970	1,324	(82,721)	1,573
Investment in subsidiaries	531,184	256,988	—	(788,172)	—

Total assets	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,272	$4,039	$—	$7,311
Accounts payable - affiliates	298	—	16,858	(17,156)	—
Accrued payroll and related benefits	241	16,694	3,176	—	20,111
Accrued interest	—	5,160	418	(418)	5,160
Accrued income taxes	(31)	9,865	57	—	9,891
Deferred revenues	—	802	3,458	—	4,260
Other accrued liabilities	—	19,095	9,880	—	28,975
Current portion of Term Note B	—	3,431	—	—	3,431

Total current liabilities	508	58,319	37,886	(17,574)	79,139

Long-term liabilities:
Deferred tax liabilities	—	51,136	14,410	—	65,546
7 3/ 4% senior subordinated notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	335,382	—	—	335,382
Other long-term liabilities	—	4,103	87,543	(82,721)	8,925

Total liabilities	—	623,940	139,839	(100,295)	663,992

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	471,524	466,934	248,481	(715,415)	471,524
Retained earnings	83,315	83,315	27,860	(111,175)	83,315
Accumulated other comprehensive income (loss)	(19,035)	(19,035)	(19,468)	38,503	(19,035)
Common stock held in treasury, at cost	(30)	(30)	—	30	(30)

Total Syniverse Holdings, Inc. stockholders’ equity	535,842	531,184	256,988	(788,172)	535,842

Total liabilities and stockholders’ equity	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$110,279	$26,890	$—	$137,169

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	56	34,154	8,923	—	43,133
Sales and marketing	345	7,260	3,466	—	11,071
General and administrative	912	15,617	3,255	—	19,784
Depreciation and amortization	—	10,396	3,413	—	13,809
Restructuring	—	(46)	—	—	(46)

	1,313	67,381	19,057	—	87,751

Operating income (loss)	(1,313)	42,898	7,833	—	49,418

Other income (expense), net:
Income from equity investment	26,263	7,891	—	(34,154)	—
Interest income	—	246	258	—	504
Interest expense	—	(9,190)	—	—	(9,190)
Other, net	—	(13)	(151)	—	(164)

	26,263	(1,066)	107	(34,154)	(8,850)

Income before provision for income taxes	24,950	41,832	7,940	(34,154)	40,568

Provision (benefit) for income taxes	(517)	15,569	49	—	15,101

Net income	$25,467	$26,263	$7,891	$(34,154)	$25,467

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$305,740	$74,693	$—	$380,433

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	137	99,110	23,453	—	122,700
Sales and marketing	962	21,839	11,224	—	34,025
General and administrative	2,638	45,162	9,994	—	57,794
Depreciation and amortization	—	30,909	10,324	—	41,233
Restructuring	—	(29)	—	—	(29)

	3,737	196,991	54,995	—	255,723

Operating income (loss)	(3,737)	108,749	19,698	—	124,710

Other income (expense), net:
Income from equity investment	63,477	18,527	—	(82,004)	—
Interest income	2	557	857	—	1,416
Interest expense	—	(28,317)	—	—	(28,317)
Other, net	—	(117)	(262)	—	(379)

	63,479	(9,350)	595	(82,004)	(27,280)

Income before provision for income taxes	59,742	99,399	20,293	(82,004)	97,430

Provision (benefit) for income taxes	(1,470)	35,922	1,766	—	36,218

Net income	$61,212	$63,477	$18,527	$(82,004)	$61,212

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$61,212	$63,477	$18,527	$(82,004)	$61,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	32,444	10,119	—	42,563
Provision for (recovery of) uncollectible accounts	—	(145)	16	—	(129)
Deferred income tax expense	—	24,051	(45)	—	24,006
Income from equity investment	(63,477)	(18,527)	—	82,004	—
Stock-based compensation	3,738	—	—	—	3,738
Loss on disposition of property	—	478	—	—	478
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(12,143)	(7,521)	—	(19,664)
Other current assets	—	149	(3,667)	—	(3,518)
Accounts payable, accrued payroll and related benefits	—	(962)	9,167	—	8,205
Other current liabilities	(517)	862	(7,294)	—	(6,949)
Other assets and liabilities	(2,703)	2,261	416	—	(26)

Net cash provided by (used in) operating activities	(1,747)	91,945	19,718	—	109,916

Cash flows from investing activities
Capital expenditures	—	(23,723)	(5,683)	—	(29,406)
Acquisition of BSG Wireless	—	(823)	—	—	(823)

Net cash used in investing activities	—	(24,546)	(5,683)	—	(30,229)

Cash flows from financing activities
Principal payments on senior credit facility	—	(2,654)	—	—	(2,654)
Issuances of stock under employee stock purchase plan	388	—	—	—	388
Issuances of stock for stock options exercised	1,951	—	—	—	1,951
Minimum tax withholding on restricted stock awards	(590)	—	—	—	(590)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by financing activities	1,748	(2,654)	—	—	(906)

Effect of exchange rate changes on cash	—	1	(1,833)	—	(1,832)

Net increase in cash	1	64,746	12,202	—	76,949
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$44	$79,867	$46,124	$—	$126,035

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “seeks,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance and achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	expectations of growth of the global wireless telecommunications industry, including increases in wireless subscribers, wireless usage, roaming, mobile data, number portability and messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	the effect of the current economic downturn on our business including our 2009 revenue and net income;

•	the sufficiency of our cash on hand, cash available from operations and cash available from our revolving line of credit to fund our operations, debt service and capital expenditures;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	the impact of intense competition in our market for services, including the possible reduction in the price of our services;

•	the difficulties of successfully integrating our operations with the BSG Wireless operations or the VM3 Business operations;

•	the impact of the combination of Verizon Wireless and Alltel Corporation;

•	the impact of new products;

•	uncertain results from our continued expansion into international markets;

•	our stock price volatility and volatility in the market generally;

•	changes in accounting policies and procedures;

•	customer migrations from our services to in-house solutions;

•	fluctuations in currency exchange rates; and

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

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

Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS) and Mobile Instant Messaging (MIM), number portability and wireless value-added services.

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

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable operators to provide their customers with enhanced wireless services including:

•	national and international wireless voice and data roaming;

•	mobile data services, including SMS, MMS and MIM, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	prepaid applications and value-added roaming services.

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

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most U.S. domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore.

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

Executive Overview

Third Quarter Financial Highlights

For the three months ended September 30, 2009, total revenue decreased $20.5 million, or 15.0%, to $116.7 million from $137.2 million for the same period in 2008. Net income decreased $7.9 million, or 31.0%, to $17.6 million for the three months ended September 30, 2009 from $25.5 million for the same period in 2008. Diluted earnings per share was $0.26 and $0.37 for the three months ended September 30, 2009 and 2008, respectively.

Technology Interoperability services revenues decreased $21.8 million, or 24.5%, to $66.8 million for the three months ended September 30, 2009 from $88.6 million for the same period in 2008. The revenue decrease was driven by decreases in data clearinghouse services primarily resulting from lower prices associated with the renewal of the Verizon contract in September 2008 and the Verizon acquisition of Alltel combined with the loss of MDR transactions between Alltel and Sprint resulting from the Alltel/Sprint insourcing initiative. The impact of these decreases is partially offset by increased volumes across our customer base due to seasonal roaming. However, the seasonal increase in volumes that we typically experience in the third quarter were lighter than expected due to global economic conditions. In addition, our technology turnkey solutions offering has experienced lower sales due to reduced capital spending by operators in the Asia Pacific region related to the economic downturn and increased competition.

Number Portability services revenues increased $0.4 million, or 5.4%, to $8.5 million for the three months ended September 30, 2009 from $8.1 million for the same period in 2008 due to increased porting volumes. Network services revenues increased $0.8 million, or 2.7%, to $31.9 million for the three months ended September 30, 2009 from $31.1 million for the same period in 2008. Revenues from Call Processing services, Enterprise Solutions and Off-Network Database Queries decreased a total of $0.1 million for the three months ended September 30, 2009 as compared to the same period in 2008.

Business Developments

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Syniverse was awarded the license for Zone 1, which includes the service areas of Delhi, Mumbai and nine others. We expect to provide India’s telecommunications operators with number portability clearinghouse and centralized database solutions for the next 10 years. The service offering is dependent on completing the processing platform and database, operator readiness and regulatory confirmation of the implementation timeline.

On September 3, 2009, the Indian telecommunications regulatory authority announced an official delay in the implementation timeline to December 31, 2009. Our readiness efforts are continuing despite this announcement. We believe that further delays may be possible, which are dependent on operator readiness to implement number portability.

Acquisition of Wireless Solutions International

On May 15, 2009, we acquired Wireless Solutions International (WSI). The acquisition was funded by a cash payment from our existing cash balances and common stock. The acquisition of this GSM Association (GSMA)-certified roaming hub provider will further enhance Syniverse’s global roaming reach.

Acquisition of VM3 Business

On August 24, 2009, we entered into an acquisition agreement to acquire the messaging business of VeriSign, Inc. (VeriSign) for a purchase price of $175 million, subject to certain adjustments to reflect fluctuations in working capital. Under the acquisition agreement, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses (collectively VM3 Business). On October 23, 2009 (the Closing Date), the purchase was completed for cash proceeds of $174.5 million, after preliminary adjustments to reflect the parties’ current estimate of working capital as of the Closing Date. The transaction will be subject to a final adjustment to reflect the actual working capital balance as of the Closing Date.

Through the acquisition of the VM3 Business, we believe we will expand our current messaging operations to achieve the solutions scale, reach and capabilities needed to provide mobile operators with new service offerings to meet customers’ growing need for messaging services. With this acquisition and our organic growth, we have expanded our global reach to more than 800 mobile operators in over 160 countries.

As of September 30, 2009, we have incurred $1.8 million of acquisition-related costs which are included in general and administrative expenses.

2008 Events Affecting 2009

During 2008, there were several developments that have impacted our growth rates in 2009. These developments include the Verizon acquisition of Alltel and the Alltel/Sprint insourcing initiative. Each of these developments is described below.

Verizon Acquisition of Alltel

During the second quarter of 2008, Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel). Verizon completed its acquisition of Alltel in January 2009. The impact of the combination of these two customers on us ranges across a variety of services, and affects revenues we receive not only from Verizon and Alltel, but from other roaming partners as well. The revenue impact was dependent on Verizon’s integration schedule and our revenue and net income expectations for 2009 include very specific integration assumptions. These assumptions concern roaming traffic between Verizon and Alltel and other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. The assumptions are based on the current and best information available to us and we can provide no assurance that the actual impact of this transaction will not be more or less than what is reflected in our 2009 revenue and net income expectations. As of September 30, 2009, we believe approximately 90% of the expected impact of the integration has been realized.

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

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	% of Revenues	Three Months Ended September 30, 2008	% of Revenues	2009 vs. 2008 $	Change %
Revenues:
Technology Interoperability Services	$66,844	57.3%	$88,568	64.5%	$(21,724)	(24.5)%
Network Services	31,944	27.4%	31,097	22.7%	847	2.7%
Number Portability Services	8,514	7.3%	8,076	5.9%	438	5.4%
Call Processing Services	7,459	6.4%	7,546	5.5%	(87)	(1.2)%
Enterprise Solutions	349	0.3%	524	0.4%	(175)	(33.4)%

Revenues excluding Off-Network Database Queries	115,110	98.7%	135,811	99.0%	(20,701)	(15.2)%
Off-Network Database Queries	1,552	1.3%	1,358	1.0%	194	14.3%

Total revenues	116,662	100.0%	137,169	100.0%	(20,507)	(15.0)%

Costs and expenses:
Cost of operations	41,326	35.3%	43,133	31.4%	(1,807)	(4.2)%
Sales and marketing	8,789	7.5%	11,071	8.1%	(2,282)	(20.6)%
General and administrative	15,986	13.7%	19,784	14.4%	(3,798)	(19.2)%
Depreciation and amortization	14,585	12.5%	13,809	10.1%	776	5.6%
Restructuring	—	0.0%	(46)	(0.0)%	46	100.0%

	80,686	69.1%	87,751	64.0%	(7,065)	(8.1)%

Operating income	35,976	30.9%	49,418	36.0%	(13,442)	(27.2)%

Other income (expense), net:
Interest income	33	0.0%	504	0.4%	(471)	(93.5)%
Interest expense	(7,059)	(6.1)%	(9,190)	(6.7)%	(2,131)	(23.2)%
Other, net	(40)	(0.0)%	(164)	(0.1)%	124	75.6%

	(7,066)	(6.1)%	(8,850)	(6.4)%	(1,784)	(20.2)%

Income before provision for income taxes	28,910	24.8%	40,568	29.6%	(11,658)	(28.7)%
Provision for income taxes	11,338	9.7%	15,101	11.0%	(3,763)	(24.9)%

Net income	17,572	15.1%	25,467	18.6%	(7,895)	(31.0)%
Less: Net loss attributable to noncontrolling interests	(172)	(0.1)%	—	0.0%	(172)	(100.0)%

Net income attributable to Syniverse Holdings, Inc.	$17,744	15.2%	$25,467	18.6%	$(7,723)	30.3%

	Nine Months Ended September 30, 2009	% of Revenues	Nine Months Ended September 30, 2008	% of Revenues	2009 vs. 2008 $	Change %
Revenues:
Technology Interoperability Services	$196,107	57.8%	$237,577	62.5%	$(41,470)	(17.5)%
Network Services	92,738	27.4%	92,382	24.3%	356	0.4%
Number Portability Services	23,542	7.0%	21,462	5.6%	2,080	9.7%
Call Processing Services	21,051	6.2%	23,248	6.1%	(2,197)	(9.5)%
Enterprise Solutions	1,129	0.3%	1,943	0.5%	(814)	(41.9)%

Revenues excluding Off-Network Data Base Queries	334,567	98.7%	376,612	99.0%	(42,045)	(11.2)%
Off-Network Database Queries	4,497	1.3%	3,821	1.0%	676	17.7%

Total revenues	339,064	100.0%	380,433	100.0%	(41,369)	(10.9)%

Costs and expenses:
Cost of operations	122,188	36.0%	122,700	32.3%	(512)	(0.4)%
Sales and marketing	26,312	7.8%	34,025	8.9%	(7,713)	(22.7)%
General and administrative	49,989	14.7%	57,794	15.2%	(7,805)	(13.5)%
Depreciation and amortization	42,206	12.5%	41,233	10.8%	973	2.4%
Restructuring	—	0.0%	(29)	(0.0)%	29	(100.0)%

	240,695	71.0%	255,723	67.2%	(15,028)	(5.9)%

Operating income	98,369	29.0%	124,710	32.8%	(26,341)	(21.1)%

Other income (expense), net:
Interest income	274	0.1%	1,416	0.4%	(1,142)	(80.6)%
Interest expense	(21,910)	(6.4)%	(28,317)	(7.5)%	(6,407)	(22.6)%
Other, net	1,094	0.3%	(379)	(0.1)%	1,473	388.7%

	(20,542)	(6.0)%	(27,280)	(7.2)%	(6,738)	(24.7)%

Income before provision for income taxes	77,827	23.0%	97,430	25.6%	(19,603)	(20.1)%
Provision for income taxes	27,745	8.2%	36,218	9.5%	(8,473)	(23.4)%

Net income	50,082	14.8%	61,212	16.1%	(11,130)	(18.2)%
Less: Net loss attributable to noncontrolling interests	(225)	(0.1)%	—	0.0%	(225)	(100.0)%

Net income attributable to Syniverse Holdings, Inc.	$50,307	14.7%	$61,212	16.1%	$(10,905)	(17.8)%

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Total revenues decreased $20.5 million to $116.7 million for the three months ended September 30, 2009 from $137.2 million for the same period in 2008. Total revenues decreased $41.3 million to $339.1 million for the nine months ended September 30, 2009 from $380.4 million for the same period in 2008. The decrease in revenues was primarily due to decreases in Technology Interoperability Services, Call Processing Services and Enterprise Solutions offset in part by an increase in Network Services, Number Portability Services and Off-Network Database Queries.

Technology Interoperability Services revenues decreased $21.8 million to $66.8 million for the three months ended September 30, 2009 from $88.6 million for the same period in 2008. Technology Interoperability Services revenues decreased $41.5 million to $196.1 million for the nine months ended September 30, 2009 from $237.6 million for the same period in 2008. The revenue decrease was driven by decreases in data clearinghouse services primarily resulting from lower prices associated with the renewal of the Verizon contract in September 2008 and the Verizon acquisition of Alltel combined with the loss of MDR transactions between Alltel and Sprint resulting from the Alltel/Sprint insourcing initiative. The impact of these decreases is partially offset by increased volumes across our customer base due to seasonal roaming. However, the seasonal increase in volumes that we typically experience in the third quarter were lighter than expected due to global economic conditions. In addition, our technology turnkey solutions offering has experienced lower sales due to reduced capital spending by operators in the Asia Pacific region related to the economic downturn and increased competition.

Network Services revenues increased $0.8 million to $31.9 million for the three months ended September 30, 2009 from $31.1 million for the same period in 2008 primarily due to increases in volumes from our SS7 network services partially offset by decreases in our intelligent network database services. Network Services revenues increased $0.3 million to $92.7 million for the nine months ended September 30, 2009 from $92.4 million for the same period in 2008.

Number Portability Services revenues increased $0.4 million to $8.5 million for the three months ended September 30, 2009 from $8.1 million for the same period in 2008. Number Portability Services revenues increased $2.0 million to $23.5 million for the nine months ended September 30, 2009 from $21.5 million for the same period in 2008. The increase in revenues was primarily due to organic volume growth and our Singapore number portability services.

Call Processing Services revenues remained flat at $7.5 million for the three months ended September 30, 2009 and 2008. Call Processing Services decreased $2.1 million to $21.1 million for the nine months ended September 30, 2009 from $23.2 million for the same period in 2008. The decrease in revenues was due to continued declines in our legacy fraud-related services and Signaling Solutions due to the September 2008 Verizon renewal and expected network migrations, which was partially offset by higher call processing volumes. We expect this decline to continue for our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $0.2 million to $0.3 million for the three months ended September 30, 2009 from $0.5 million for the same period in 2008. Enterprise Solutions Services revenues decreased $0.8 million to $1.1 million for the nine months ended September 30, 2009 from $1.9 million for the same period in 2008. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues increased $0.2 million to $1.6 million for the three months ended September 30, 2009 from $1.4 million for the same period in 2008. Off-Network Database Queries revenues increased $0.7 million to $4.5 million for the nine months ended September 30, 2009 from $3.8 million for the same period in 2008. The increase in revenues was primarily driven by increased volumes. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect these services to decline in future periods.

Expenses

Cost of operations decreased $1.8 million to $41.3 million for the three months ended September 30, 2009 from $43.1 million for the same period in 2008. Cost of operations decreased $0.5 million to $122.2 million for the nine months ended September 30, 2009 from $122.7 million for the same period in 2008. The decrease was primarily due to lower costs associated with our technology turnkey solutions offering as a result of reduced capital spending by operators in the Asia Pacific region, lower performance-based compensation and lower data processing costs as a result of our cost reduction efforts. As a percentage of revenue, cost of operations increased from 31.4% and 32.3% for the three and nine months ended September 30, 2008, respectively, to 35.3% and 36.0% for the three and nine months ended September 30, 2009, respectively, as a result of the fixed nature of our cost of operations.

Sales and marketing expenses decreased $2.3 million to $8.8 million for the three months ended September 30, 2009 from $11.1 million for the same period in 2008. Sales and marketing expenses decreased $7.7 million to $26.3 million for the nine months ended September 30, 2009 from $34.0 million for the same period in 2008. The decrease was primarily due to lower sales incentives, performance-based compensation and discretionary expenses.

General and administrative expenses decreased $3.8 million to $16.0 million for the three months ended September 30, 2009 from $19.8 million for the same period in 2008. General and administrative expenses decreased $7.8 million to $50.0 million for the nine months ended September 30, 2009 from $57.8 million for the same period in 2008. The decrease was primarily due to lower performance-based compensation and discretionary expenses partially offset by an increase in professional services primarily related to the acquisition of the VM3 business.

Depreciation and amortization expenses increased $0.8 million to $14.6 million for the three months ended September 30, 2009 from $13.8 million for the same period in 2008. Depreciation and amortization expenses increased $1.0 million to $42.2 million for the nine months ended September 30, 2009 from $41.2 million for the same period in 2008.

Other

Interest income decreased $0.5 million to a de minimis amount for the three months ended September 30, 2009 from $0.5 million for the same period in 2008. Interest income decreased $1.1 million to $0.3 million for the nine months ended September 30, 2009 from $1.4 million for the same period in 2008. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $2.1 million to $7.1 million for the three months ended September 30, 2009 from $9.2 million for the same period in 2008. Interest expense decreased $6.4 million to $21.9 million for the nine months ended September 30, 2009 from $28.3 million for the same period in 2008. The decrease was primarily due to lower interest rates on our senior credit facility.

Other, net increased $0.1 million to a de minimis amount for the three months ended September 30, 2009 from $(0.2) million for the same period in 2008. Other, net increased $1.5 million to $1.1 million for the nine months ended September 30, 2009 from $(0.4) million for the same period in 2008. The increase was primarily due to foreign currency transaction gains on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for income taxes decreased $3.8 million to $11.3 million for the three months ended September 30, 2009 from $15.1 million for the same period in 2008. Provision for income taxes decreased $8.5 million to $27.7 million for the nine months ended September 30, 2009 from $36.2 million for the same period in 2008. During the three months ended September 30, 2009 and 2008, the effective tax rate was 39.2% and 37.2%, respectively. During the nine months ended September 30, 2009 and 2008, the effective tax rate was 35.6% and 37.2%, respectively. During the nine months ended September 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1.4 million due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of discrete tax adjustments, the effective tax rate for the nine months ended September 30, 2009 is 37.8%. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher tax rates offset by our tax planning initiatives.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$83,076	$109,916
Net cash used in investing activities	(30,126)	(30,229)
Net cash provided by (used in) financing activities	1,107	(906)
Effect of exchange rate changes on cash	(3,465)	(1,832)

Net increase in cash	$50,592	$76,949

Net cash provided by operating activities was $83.1 million for the nine months ended September 30, 2009 as compared to $109.9 million for the same period in 2008. The decrease was primarily related to lower net income adjusted for non-cash items and timing of working capital items including estimated tax payments. Cash and cash equivalents were $216.2 million at September 30, 2009 as compared to $165.6 million at December 31, 2008. Our working capital increased $88.6 million to $284.8 million at September 30, 2009 from $196.2 million at December 31, 2008, primarily due to increased cash balances, higher prepaid balances and lower accrued payroll and related benefits.

Net cash used in investing activities was $30.1 million for the nine months ended September 30, 2009, which includes $27.0 million for capital expenditures and $3.1 million for the acquisition of WSI. Capital expenditures related to investment in network capacity and our new IPX infrastructure, upgrading our business continuity and disaster recovery platform and capitalized software for new products and services. Net cash used in investing activities was $30.2 for the nine months ended September 30, 2008, which includes $29.4 million for capital expenditures and $0.8 million for the acquisition of BSG Wireless. Capital expenditures primarily related to investment in our internal infrastructure, including network infrastructure to support customer growth, and capitalized software.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2009, which includes $2.6 million of principal payments on our senior credit facility offset by $2.6 million of stock issued for stock option exercises and the $1.0 million in capital contributions received from partners holding a non-controlling interest in a joint venture. Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2008, which includes $2.7 million of principal payments on our senior credit facility offset by $2.3 million for the issuance of stock.

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

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. On October 23, 2009, we utilized $174.5 million in cash to fund the acquisition of the VM3 Business, which has significantly reduced our cash and cash equivalents balance subsequent to September 30, 2009. However, we expect that cash on hand, cash available from operations, and the availability of cash under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

Debt and Credit Facilities

Amended and Restated Senior Credit Facility

On August 9, 2007, we entered into a $464.0 million amended and restated credit agreement, the senior credit facility, with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the “Guarantors”) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

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

As of September 30, 2009, we had an aggregate face amount of $340.6 million of outstanding indebtedness under our senior credit facility representing $211.5 million in U.S. dollar denominated term loans, $129.1 million in Euro-denominated term loans, $29.6 million available under the revolving credit line and $14.2 million available under the Euro-denominated revolving credit line. As of September 30, 2009, the applicable interest rate was 2.75% on the term loan based on the LIBOR option and 2.94% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of September 30, 2009, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7  3/4 % Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7  3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7  3/4 % per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7  3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2009, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine months ended September 30, 2009 and 2008.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended September 30, 2009, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2008. In addition, we do not believe that our single reporting unit is at risk of failing the initial step for calculating goodwill impairment as of September 30, 2009. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our summary of significant accounting policies in Note 2 of our Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 810-10 (formerly SFAS 160), Consolidation, specifically related to accounting for noncontrolling interests. ASC 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted ASC 810-10 on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued Accounting Standards Codification 805-10 (formerly SFAS 141R), Business Combinations. ASC 805-10 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. ASC 805-10 also expands required disclosures surrounding the nature and financial effects of business combinations. ASC 805-10 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We adopted ASC 805-10 on January 1, 2009. The adoption of ASC 805-10 did not have a significant impact on our consolidated financial position and results of operations as of September 30, 2009. The acquisition of the VM3 business will be accounted for under the acquisition method in accordance with this guidance. We are currently assessing the impact to our consolidated financial position and results of operations.

In May 2009, the FASB Accounting Standards Codification 855-10 (formerly SFAS 165), Subsequent Events, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or fiscal periods ending after June 15, 2009. We adopted ASC 855-10 on July 1, 2009. Adoption of ASC 855-10 did not have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification 810-10 (formerly SFAS 167), Consolidation, specifically related to variable interest entities. ASC 810-10 eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of the ASC guidance. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810-10 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial position and results of operations.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which is included in the Accounting Standards Codification in Topic 605 (Revenue Recognition). ASU 2009-13 amends previous revenue recognition guidance to require an entity to apply the relative selling price allocation method in order to a estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently assessing the potential impact of ASU 2009-13 on our consolidated financial position and results of operations.

In September 2009, the FASB issued Accounting Standards Update 2009-14, Certain Revenue Arrangements That Include Software Elements, which is included in the Accounting Standards Codification in Topic 985 (Software). ASU 2009-14 amends previous software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently assessing the impact of ASU 2009-14 on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $126.1 million and $101.3 million as of September 30, 2009 and December 31, 2008, respectively.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2009 and December 31, 2008, we had $340.6 million and $338.8 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.4 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

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

A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2009 compared to the average foreign currency exchange rates during the three months would have increased or decreased our revenues and net income by approximately $4.9 million and $1.8 million, respectively.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.1.2	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.2.1	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

10.1	Acquisition Agreement, dated as of August 24, 2009, by and among VeriSign, Inc. and certain of its subsidiaries, and Syniverse Holdings, Inc., as amended. (4)

*10.2	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Performance-Based Restricted Stock Agreement for use for international employees.

*10.3	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Performance-Based Restricted Stock Agreement for use for domestic employees.

*10.4	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Non-Qualified Stock Option Award Agreement for employees.

*10.5	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Grant Agreement for use for domestic employees.

*10.6	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Grant Agreement for use for international employees.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(4)	Incorporated by reference to the Current Report on Form 8-K of Syniverse Holdings, Inc. Current Report filed on October 29, 2009.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 6, 2009	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Financial Officer
(Principal Financial Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*10.2	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Performance-Based Restricted Stock Agreement for use for international employees.

*10.3	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Performance-Based Restricted Stock Agreement for use for domestic employees.

*10.4	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Non-Qualified Stock Option Award Agreement for employees.

*10.5	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Grant Agreement for use for domestic employees.

*10.6	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Grant Agreement for use for international employees.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith
**	Furnished herewith