Form 10-Q
period 2010-03-31
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2010-05-07
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of May 5, 2010

Syniverse Holdings, Inc.: 69,719,359 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$95,815	$91,934
Accounts receivable, net of allowances of $8,368 and $7,290, respectively	137,371	126,127
Prepaid and other current assets	27,649	20,813

Total current assets	260,835	238,874

Property and equipment, net	69,164	64,315
Capitalized software, net	70,998	75,249
Deferred costs, net	6,962	7,388
Goodwill	673,157	685,710
Identifiable intangibles, net	225,367	234,938
Other assets	2,371	3,250

Total assets	$1,308,854	$1,309,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,346	$8,020
Transition services payable	1,475	16,609
Accrued payroll and related benefits	11,728	9,832
Accrued interest	1,759	5,150
Accrued income taxes	8,252	1,468
Deferred revenues	7,009	6,197
Other accrued liabilities	34,576	32,042
Current portion of Term Note B	3,373	3,452

Total current liabilities	73,518	82,770
Long-term liabilities:
Deferred tax liabilities	92,953	87,254
7 3/4 % senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	325,502	334,012
Other long-term liabilities	7,403	9,534

Total liabilities	674,376	688,570

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 69,896,374 shares issued and 69,704,376 shares outstanding and 69,574,505 shares issued and 69,382,507 shares outstanding at March 31, 2010 and December 31, 2009, respectively	70	69
Additional paid-in capital	486,726	483,227
Retained earnings	169,589	149,582
Accumulated other comprehensive loss	(23,252)	(12,205)
Common stock held in treasury, at cost; 191,998 at March 31, 2010 and December 31, 2009	(15)	(15)

Total Syniverse Holdings, Inc. stockholders’ equity	633,118	620,658
Noncontrolling interest	1,360	496

Total equity	634,478	621,154

Total liabilities and stockholders’ equity	$1,308,854	$1,309,724

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2010	2009

Revenues	$149,016	$108,924

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	56,269	39,958
Sales and marketing	12,631	8,688
General and administrative	22,703	16,998
Depreciation and amortization	18,919	13,584

	110,522	79,228

Operating income	38,494	29,696

Other income (expense), net:
Interest income	26	192
Interest expense	(6,833)	(7,356)
Other, net	624	283

	(6,183)	(6,881)

Income before provision for income taxes	32,311	22,815
Provision for income taxes	12,582	6,783

Net income	19,729	16,032
Less: Net loss attributable to noncontrolling interest	(278)	—

Net income attributable to Syniverse Holdings, Inc.	$20,007	$16,032

Net income per common share:
Basic	$0.29	$0.23

Diluted	$0.29	$0.23

Weighted average common shares outstanding:
Basic	68,293	67,877

Diluted	68,579	67,942

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$19,729	$16,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	19,345	14,014
Provision for uncollectible accounts	525	199
Deferred income tax expense	4,678	1,801
Stock-based compensation	2,827	1,107
Other, net	(57)	22
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,695)	6,511
Prepaids and other current assets	(6,949)	(3,556)
Accounts payable	(590)	(12,098)
Transition services payable	(15,134)	—
Other current liabilities	5,614	(8,323)
Other long-term assets and liabilities	874	1,292

Net cash provided by operating activities	18,167	17,001

Cash flows from investing activities
Capital expenditures	(13,442)	(6,815)
Acquisition, net of acquired cash	(497)	—

Net cash used in investing activities	(13,939)	(6,815)

Cash flows from financing activities
Principal payments on senior credit facility	(840)	(847)
Issuance of stock for stock options exercised	818	83
Minimum tax withholding on restricted stock awards	(145)	(102)
Capital contribution from noncontrolling interest in a joint venture	1,092	981

Net cash provided by financing activities	925	115

Effect of exchange rate changes on cash	(1,272)	(1,956)

Net increase in cash	3,881	8,345
Cash at beginning of period	91,934	165,605

Cash at end of period	$95,815	$173,950

Supplemental cash flow information
Interest paid	$9,794	$10,071
Income taxes paid	1,660	8,898

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. We were incorporated in Delaware on November 9, 2001 and we completed our initial public offering on February 10, 2005. For over 20 years, including our time as part of our former parent company, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our roaming, messaging and network services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), number portability and wireless value-added roaming services. We currently provide our services to approximately 700 telecommunications operators and to over 100 enterprise customers in approximately 160 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of Syniverse, Inc., all of its wholly owned subsidiaries and a variable interest entity (VIE) for which Syniverse, Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. For the consolidated joint venture in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in the joint venture by the respective noncontrolling parties. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our roaming, messaging, network and other services to wireless operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. In addition, for our messaging services, revenues generally grow sequentially through the calendar year with volumes peaking during the fourth quarter holiday seasons.

•

Roaming Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearing house, DataNet services, interstandard roaming solutions and Mobile Data Roaming (MDR) services for Code Division Multiple Access (CDMA) operators, revenues vary based on the number or size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearing house and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed. For our signaling solutions and fraud-related services, the per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize revenues at the time the transactions are processed.

•

Messaging Services primarily generate revenues by charging per-transaction processing fees. For our SMS and MMS services, revenues vary based on the number of messaging records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed.

•

Network Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Our number portability services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements. In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (Off-Network Database Queries). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transactions are processed.

•

Other Services include turn-key solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenue attributable to an element in a customer arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Net Income Per Common Share

Basic net income per common share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution from the exercise of stock options and restricted stock.

We calculate net income per common share using the two-class method. Under the two-class method, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are treated as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Certain of our unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents.

The following table displays the computation of net income per common share using the two-class method:

	Three Months Ended March 31,
	2010	2009
Basic and diluted net income per common share:
Net income attributable to Syniverse Holdings, Inc.	$20,007	$16,032
Less: net income allocated to restricted stock	(332)	(133)

Net income available to common shareholders	$19,675	$15,899

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	68,292,712	67,876,715
Dilutive stock options and restricted stock	286,058	65,181

Diluted weighted-average common shares outstanding	68,578,770	67,941,896

Basic net income per common share	$0.29	$0.23

Diluted net income per common share	$0.29	$0.23

For the three months ended March 31, 2010, and 2009, options to purchase 2,839,956 and 2,090,328 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Equity awards not considered to be participating securities are excluded from the diluted weighted-average common shares outstanding.

Comprehensive Income

Comprehensive income is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. Comprehensive income, net of taxes, for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$19,729	$16,032
Foreign currency translation adjustments (1)	(11,278)	(9,459)
Net change in fair value of interest rate swap (2)	281	89

Comprehensive income	$8,732	$6,662

(1)	Foreign currency translation adjustments are shown net of tax benefit of $1,735 and $4,009 for the three months ended March 31, 2010 and 2009, respectively.
(2)	The change in fair value of the interest rate swap is shown net of tax of $(179) and $17 for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes the allocation of total comprehensive income between stockholders of Syniverse, Inc. and the noncontrolling interest:

	Three Months Ended March 31, 2010
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income	$20,007	$(278)	$19,729
Foreign currency translation adjustments	(11,328)	50	(11,278)
Net change in fair value of interest rate swap	281	—	281

Comprehensive income	$8,960	$(228)	$8,732

The balance in accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 was $23,252 and $12,205, respectively.

Joint Venture Interests

Effective January 1, 2010, we adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This new guidance replaces the existing quantitative approach for determining the primary beneficiary, with a qualitative approach based on which entity has both the power to direct the economically significant activities of the entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. The adoption of this standard did not have an impact on our financial position or results of operations.

In determining whether we are the primary beneficiary, we consider a number of factors, including our ability to direct the activities that most significantly affect the entity’s economic success, our contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way we account for our existing joint venture relationship.

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions for the next 10 years. We consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The activity of this joint venture is not significant to our overall operations. The assets of this joint venture are restricted, from the standpoint of Syniverse, in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse.

Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to stockholders of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

		Stockholders of Syniverse Holdings, Inc.
	Total	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest
Balance, December 31, 2009	$621,154	$69	$483,227	$149,582	$(12,205)	$(15)	$496
Comprehensive income (1)	8,732	—	—	20,007	(11,047)	—	(228)
Issuance of stock for stock options exercised	818	1	817	—	—	—
Stock-based compensation	2,827	—	2,827	—	—	—	—
Minimum tax withholding on restricted stock awards	(145)	—	(145)	—	—	—	—
Capital contribution from noncontrolling interest in a joint venture	1,092	—	—	—	—	—	1,092

Balance, March 31, 2010	$634,478	$70	$486,726	$169,589	$(23,252)	$(15)	$1,360

(1)	The allocation of the individual components of comprehensive income attributable to stockholders of Syniverse Holdings, Inc. and the noncontrolling interest is disclosed in the Comprehensive Income section of Note 2.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $113,505 and $152,747 as of March 31, 2010 and December 31, 2009, respectively.

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

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period and are included in other income (expense), net in the consolidated income statements. For the three months ended March 31, 2010 and 2009, we recorded foreign currency transaction gains of $624 and $287, respectively.

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

Segment Information

Effective January 1, 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments for the quarter ended March 31, 2010.

We analyze each of our reporting segments based on segment revenues, operating expenses (including depreciation) and operating income excluding certain sales, general and administrative costs which are not allocated to the business lines. Interest income (expense), other, net and the provision for income taxes are managed on a consolidated basis and are, accordingly, reflected only in consolidated results. Therefore, these items are excluded from our segment operating results. We have three reportable segments: (1) Roaming Services; (2) Messaging Services; and (3) Network Services. In addition, we also present a Corporate and Other category which includes our technology turn-key solutions including prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers in the Asia Pacific region.

The segment information presented herein for 2010 and 2009 reflects the realignment of our operations into the new segments in the quarter ended March 31, 2010.

Our Chief Operating Decision Maker (CODM) evaluates performance and determines resource allocations based on segment operating income (loss). Our management uses segment operating income (loss) in the evaluation of segment operating performance as a profit measure that is generally within the control of the operating segments. Additional information about our segments, including financial information, is included in Note 8.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. During the three months ended March 31, 2010 and 2009, the effective tax rate was 38.9% and 29.7%, respectively. During the three months ended March 31, 2009, the income tax provision was adjusted for a tax benefit of approximately $1,471 due to an adjustment for an item believed to be non-deductible in prior periods. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher tax rates offset by our tax planning initiatives.

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

3. Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which is included in the ASC in Topic 605 (Revenue Recognition). ASU 2009-13 amends previous revenue recognition guidance to require an entity to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently assessing the impact of ASU 2009-13 on our consolidated financial position and results of operations.

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

4. Goodwill

The changes to the carrying value of goodwill during the three months ended March 31, 2010 were as follows:

2010
Goodwill balance as of December 31, 2009	$685,710
Effect of foreign currency translation	(12,553)

Goodwill balance as of March 31, 2010	$673,157

5. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse, the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Amended and Restated Long-Term Equity Incentive Plan, which provides compensation to non-employee directors, executives and other key employees of Syniverse through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing.

The impact to our income from operations of recording stock-based compensation for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Cost of operations	$124	$39
Sales and marketing	932	224
General and administrative	1,771	844

Total stock-based compensation	$2,827	$1,107

The following table summarizes information about our stock option activity:

Stock Options	Shares
Outstanding at December 31, 2009	2,480,977
Granted	428,520
Exercised	(52,924)
Cancelled or expired	(16,617)

Outstanding at March 31, 2010	2,839,956

Exerciseable at March 31, 2010	992,356

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2009	802,550
Granted	137,260
Vested	(12,240)
Forfeited	(45,420)

Unvested at March 31, 2010	882,150

Activity related to our performance-based restricted stock is as follows:

Performance-Based Restricted Stock	Shares
Unvested at December 31, 2009	133,590
Granted	155,470
Vested	—
Forfeited	—

Unvested at March 31, 2010	289,060

We issued 52,924 and 7,214 shares related to stock option exercises during the three months ended March 31, 2010 and 2009, respectively.

Accounting for Stock-Based Compensation

Stock Options

The fair values of stock option grants are amortized as compensation expense, reduced for estimated forfeitures, on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model.

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

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse no longer grants options under these plans. As of March 31, 2010, there were options to purchase 120,458 shares outstanding under the Founder’s Stock Option Plan and options to purchase 80,120 shares outstanding under the Directors’ Stock Option Plan.

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

At the 2009 Annual Meeting of Shareholders held on May 8, 2009, the stockholders of Syniverse, Inc. approved the Syniverse Holdings, Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan (the Amended and Restated 2006 Plan). The Amended and Restated 2006 Plan includes 3,000,000 additional shares of the Company’s common stock all of which may be issued in any form allowed under the Amended and Restated 2006 Plan, resulting in a total of 9,000,000 shares reserved and available for issuance pursuant to awards granted (or to be granted) under the Amended and Restated 2006 Plan. As of March 31, 2010, there were 2,639,378 options outstanding under the Amended and Restated 2006 Plan.

As of March 31, 2010, there were 2,839,956 total options outstanding for all Plans. The options outstanding under the Founder’s Stock Option Plan and the Director’s Stock Option Plan vest 5% each quarter while all other options vest at 33 1/3% per year. As of March 31, 2010, there were 882,150 unvested restricted shares outstanding, which had been granted to certain directors, executive officers and other employees. Restricted stock awards issued prior to the Amended and Restated 2006 Plan vest 20% per year. Restricted stock awards issued subsequent to the Amended and Restated 2006 Plan vest 33 1/3% per year for those issued to directors and three-year cliff vest for all other issuances. As of March 31, 2010, there were 289,060 unvested performance-based restricted shares outstanding. The performance-based restricted shares cliff vest three years after the grant date with the first issuance vesting on December 31, 2011 and are based on the achievement of certain financial metrics.

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

We have designated the interest rate swap as a cash flow hedge. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. As of March 31, 2010 and December 31, 2009, the fair value of our interest rate swap (based on Level 2 inputs) is $1,411 and $1,871, respectively, which is recorded in other accrued liabilities in the consolidated balance sheets and is offset by a corresponding amount in accumulated other comprehensive income (loss) within the accompanying consolidated statement of stockholders’ equity. There was no ineffective portion of the swap during the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010, we recognized other comprehensive gain of $281, net of tax.

Net Investment Hedge of a Foreign Operation

We have designated our Euro-denominated debt as a net investment hedge of certain foreign operations. For the three months ended March 31, 2010 and 2009, $7,747 and $7,897, respectively, related to the revaluation of the debt from Euros to US dollars was included as a component of accumulated other comprehensive income.

7. Fair Value of Financial Instruments

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three month period ending March 31, 2010.

As of March 31, 2010 and December 31, 2009, we held an interest rate swap that is required to be measured at fair value on a recurring basis. The following tables show the fair value measurement on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(1,411)	$—	$(1,411)	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(1,871)	$—	$(1,871)	$—

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

The carrying amounts and fair values of our long-term debt as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$328,875	$319,568	$337,464	$325,653
7 3/4 % senior subordinated notes, due 2013	$175,000	$176,313	175,000	$173,915

8. Segment Information

In January 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments for the quarter ended March 31, 2010. Prior period information has been realigned to correspond to the new reporting structure.

Our reportable segments as well as the services included in each are as follows:

•

Roaming Services. Includes wireless data clearing house, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events, financial settlement services, roaming fraud prevention services, interstandard roaming solutions and MDR services for CDMA operators. In addition, roaming services includes signaling and fraud management solutions that enable wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution between operators.

•

Messaging Services. Includes translating, routing and delivering SMS, MMS and other message formats across disparate networks. We accomplish the translating, routing and delivering of messages by mapping a message to a phone number, determining the appropriate operator, routing the message accurately and resolving incompatibility issues among CDMA, Global System for Mobile Communication (GSM) and Voice-over-Internet Protocol (VoIP) providers. Our services can deliver messages domestically and globally to multiple devices and platforms.

•

Network Services. Includes connecting disparate wireless and fixed line operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7/C7 hub. SS7/C7 are the telecommunications industry’s standard network signaling protocols used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID. Network services also includes number portability services used by many wireless operators, including most domestic U.S. operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore. In addition, these services include providing our customers with the ability to connect to various third-party intelligent network database providers (Off-Network Database Queries). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers.

We also present a Corporate and Other category which includes our technology turn-key solutions including prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers in the Asia Pacific region.

Summarized financial information for our reportable segments for the three months ended March 31, 2010 and 2009, is shown in the following tables:

	For the three months ended March 31, 2010
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$65,905	$47,412	$32,259	$2,297	$147,873
Off-Network Database Queries	—	—	1,143	—	1,143

Total segment revenues	65,905	47,412	33,402	2,297	149,016

Operations and support expenses	19,489	23,676	18,450	29,988	91,603
Depreciation and amortization expense	7,651	5,342	3,339	2,587	18,919

Total segment operating expenses	27,140	29,018	21,789	32,575	110,522

Segment operating income (loss)	$38,765	$18,394	$11,613	$(30,278)	$38,494

	For the three months ended March 31, 2009
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$59,360	$9,422	$34,007	$4,893	$107,682
Off-Network Database Queries	—	—	1,242	—	1,242

Total segment revenues	59,360	9,422	35,249	4,893	108,924

Operations and support expenses	18,371	4,663	18,642	23,968	65,644
Depreciation and amortization expense	7,312	590	3,463	2,219	13,584

Total segment operating expenses	25,683	5,253	22,105	26,187	79,228

Segment operating income (loss)	$33,677	$4,169	$13,144	$(21,294)	$29,696

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2010	2009
North America	$116,820	$78,209
Asia Pacific	8,788	9,465
Caribbean and Latin America	9,697	7,951
Europe, Middle East and Africa	12,568	12,057
Off-Network Database Queries (i)	1,143	1,242

Total Revenues	$149,016	$108,924

(i)	Off-Network Database Queries are not allocated to geograghic regions.

For the three months ended March 31, 2010 and 2009, we derived 71.9% and 67.8%, respectively, of our revenues from customers in the United States.

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

10. Restructurings

In December 2009, we completed a restructuring plan to reduce our workforce in Asia Pacific to better align our operating costs to the economic environment and eliminated certain redundant positions in Europe and North America. As a result of this plan, we incurred severance related costs of $2,583. We do not allocate restructuring charges to our reportable segments. Through March 31, 2010, we have paid $1,533 related to this plan, which includes the $538 paid through December 31, 2009. We expect to pay the remainder of these benefits in 2010.

For the three months ended March 31, 2010, we had the following activity in our restructuring accruals:

	December 31, 2009 Balance	Additions	Payments	Reductions	March 31, 2010 Balance
December 2009 Restructuring Termination costs	$2,045	$—	$(995)	$—	$1,050

Total	$2,045	$—	$(995)	$—	$1,050

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

As of December 31, 2009, we revised the presentation of the previously reported supplemental consolidating guarantor and non-guarantor subsidiaries’ balance sheets, statements of income and statements of cash flows for all prior periods. We identified certain domestic guarantors that were not previously reported as subsidiary guarantors. This change in classification had no effect on the audited consolidated balance sheets, statements of income or statements of cash flows. All prior periods have been corrected for comparative presentation.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$53,305	$23,948	$18,518	$—	$95,815
Accounts receivable, net of allowances	—	66,559	59,280	11,532	—	137,371
Accounts receivable - affiliates	2,195	19,433	89,013	9,044	(119,685)	—
Prepaid and other current assets	31	15,276	8,188	4,185	(31)	27,649

Total current assets	2,270	154,573	180,429	43,279	(119,716)	260,835
Property and equipment, net	—	49,624	16,896	2,644	—	69,164
Capitalized software, net	—	37,912	29,471	3,615	—	70,998
Deferred costs, net	—	6,962	—	—	—	6,962
Goodwill	—	363,822	274,520	34,815	—	673,157
Identifiable intangibles, net	—	138,889	84,513	1,965	—	225,367
Other assets	—	1,534	58	2,331	(1,552)	2,371
Investment in subsidiaries	631,633	559,525	—	—	(1,191,158)	—

Total assets	$633,903	$1,312,841	$585,887	$88,649	$(1,312,426)	$1,308,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,100	$—	$1,277	$(31)	$5,346
Accounts payable - affiliates	299	63,740	43,895	13,111	(121,045)	—
Transition services payable	—	—	1,037	438	—	1,475
Accrued payroll and related benefits	486	5,617	3,605	2,020	—	11,728
Accrued interest	—	1,759	—	—	—	1,759
Accrued income taxes	—	5,525	2,412	346	(31)	8,252
Deferred revenues	—	367	3,765	2,877	—	7,009
Other accrued liabilities	—	18,708	14,948	1,792	(872)	34,576
Current portion of Term Note B	—	3,373	—	—	—	3,373

Total current liabilities	785	103,189	69,662	21,861	(121,979)	73,518
Long-term liabilities:
Deferred tax liabilities	—	76,930	12,887	3,785	(649)	92,953
7 3/4 % senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	325,502	—	—	—	325,502
Other long-term liabilities	—	587	5,177	1,639	—	7,403

Total liabilities	785	681,208	87,726	27,285	(122,628)	674,376

Stockholders’ equity:
Common stock	70	—	116,630	4,320	(120,950)	70
Additional paid-in capital	486,726	483,951	468,348	53,926	(1,006,225)	486,726
Retained earnings (deficit)	169,589	169,589	(56,775)	1,560	(114,374)	169,589
Accumulated other comprehensive (loss) income	(23,252)	(23,252)	(30,042)	1,558	51,736	(23,252)
Common stock held in treasury, at cost	(15)	(15)	—	—	15	(15)

Total Syniverse Holdings Inc. stockholders’ equity	633,118	630,273	498,161	61,364	(1,189,798)	633,118
Noncontrolling interest	—	1,360	—	—	—	1,360

Total equity	633,118	631,633	498,161	61,364	(1,189,798)	634,478

Total liabilities and stockholders’ equity	$633,903	$1,312,841	$585,887	$88,649	$(1,312,426)	$1,308,854

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$90,556	$52,142	$6,318	$—	$149,016

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	133	31,703	21,384	3,049	—	56,269
Sales and marketing	781	5,796	2,635	3,419	—	12,631
General and administrative	1,913	14,356	5,439	995	—	22,703
Depreciation and amortization	—	11,274	6,962	683	—	18,919

	2,827	63,129	36,420	8,146	—	110,522

Operating income (loss)	(2,827)	27,427	15,722	(1,828)	—	38,494

Other income (expense), net:
Income from equity investment	21,431	8,661	—	—	(30,092)	—
Interest income	—	13	9	4	—	26
Interest expense	—	(6,832)	—	(1)	—	(6,833)
Other, net	—	(258)	573	309	—	624

	21,431	1,584	582	312	(30,092)	(6,183)

Income (loss) before provision for income taxes	18,604	29,011	16,304	(1,516)	(30,092)	32,311

Provision (benefit) for income taxes	(1,125)	7,580	5,638	489	—	12,582

Net income (loss)	19,729	21,431	10,666	(2,005)	(30,092)	19,729
Less: Net loss attributable to noncontrolling interest	—	(278)	—	—	—	(278)

Net income (loss) attributable to Syniverse Holdings, Inc.	$19,729	$21,709	$10,666	$(2,005)	$(30,092)	$20,007

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$19,729	$21,431	$10,666	$(2,005)	$(30,092)	$19,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	11,701	6,963	681	—	19,345
Provision for uncollectible accounts	—	110	355	60	—	525
Deferred income tax expense	—	4,678	—	—	—	4,678
Income from equity investment	(21,431)	(8,661)	—	—	30,092	—
Stock-based compensation	2,827	—	—	—	—	2,827
Other, net	—	(64)	7	—	—	(57)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(5,767)	(7,592)	664	—	(12,695)
Prepaids and other current assets	—	(3,772)	(2,125)	(1,052)	—	(6,949)
Accounts payable	17	1,216	(420)	(1,403)	—	(590)
Transition services payable	—	—	(15,572)	438	—	(15,134)
Other current liabilities	(1,815)	(20,156)	22,176	5,409	—	5,614
Other long-term assets and liabilities	—	1,740	2,566	(3,432)	—	874

Net cash (used in) provided by operating activities	(673)	2,456	17,024	(640)	—	18,167

Cash flows from investing activities
Capital expenditures	—	(8,586)	(4,721)	(135)	—	(13,442)
Acquisition, net of acquired cash	—	(497)	—	—	—	(497)

Net cash used in investing activities	—	(9,083)	(4,721)	(135)	—	(13,939)

Cash flows from financing activities
Principal Payments on senior credit facility	—	(840)	—	—	—	(840)
Issuance of stock for stock options exercised	818	—	—	—	—	818
Minimum tax withholding on restricted stock awards	(145)	—	—	—	—	(145)
Capital contribution from noncontrolling interest in a joint venture	—	1,092	—	—	—	1,092

Net cash provided by financing activities	673	252	—	—	—	925

Effect of exchange rate changes on cash	—	50	(1,923)	601	—	(1,272)

Net (decrease) increase in cash	—	(6,325)	10,380	(174)	—	3,881
Cash at beginning of period	44	59,630	13,568	18,692	—	91,934

Cash at end of period	$44	$53,305	$23,948	$18,518	$—	$95,815

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$59,630	$13,568	$18,692	$—	$91,934
Accounts receivable, net of allowances	—	60,902	52,568	12,657	—	126,127
Accounts receivable - affiliates	7,626	—	62,163	4,348	(74,137)	—
Prepaid and other current assets	31	12,674	6,202	3,108	(1,202)	20,813

Total current assets	7,701	133,206	134,501	38,805	(75,339)	238,874
Property and equipment, net	—	48,022	13,745	2,548	—	64,315
Capitalized software, net	—	38,977	32,171	4,101	—	75,249
Deferred costs, net	—	7,388	—	—	—	7,388
Goodwill	—	363,822	288,110	33,778	—	685,710
Identifiable intangibles, net	—	142,051	90,762	2,125	—	234,938
Other assets	—	2,984	69	2,434	(2,237)	3,250
Investment in subsidiaries	613,727	554,725	—	—	(1,168,452)	—

Total assets	$621,428	$1,291,175	$559,358	$83,791	$(1,246,028)	$1,309,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,445	$703	$1,872	$—	$8,020
Accounts payable - affiliates	301	62,488	2,048	11,342	(76,179)	—
Transition services payable	—	—	16,609	—	—	16,609
Accrued payroll and related benefits	469	3,056	3,270	3,037	—	9,832
Accrued interest	—	5,150	—	—	—	5,150
Accrued income taxes	—	—	2,473	197	(1,202)	1,468
Deferred revenues	—	1,196	2,423	2,578	—	6,197
Other accrued liabilities	—	15,143	13,021	3,878	—	32,042
Current portion of Term Note B	—	3,452	—	—	—	3,452

Total current liabilities	770	95,930	40,547	22,904	(77,381)	82,770
Long-term liabilities:
Deferred tax liabilities	—	70,338	13,708	3,899	(691)	87,254
7 3/4 % senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	334,012	—	—	—	334,012
Other long-term liabilities	—	2,168	5,319	2,047	—	9,534

Total liabilities	770	677,448	59,574	28,850	(78,072)	688,570

Stockholders’ equity:
Common stock	69	—	116,630	2,131	(118,761)	69
Additional paid-in capital	483,227	475,869	469,402	48,920	(994,191)	483,227
Retained earnings (deficit)	149,582	149,582	(72,575)	3,132	(80,139)	149,582
Accumulated other comprehensive (loss) income	(12,205)	(12,205)	(13,673)	758	25,120	(12,205)
Common stock held in treasury, at cost	(15)	(15)	—	—	15	(15)

Total Syniverse Holdings Inc. stockholders’ equity	620,658	613,231	499,784	54,941	(1,167,956)	620,658
Noncontrolling interest	—	496	—	—	—	496

Total equity	620,658	613,727	499,784	54,941	(1,167,956)	621,154

Total liabilities and stockholders’ equity	$621,428	$1,291,175	$559,358	$83,791	$(1,246,028)	$1,309,724

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$90,470	$10,101	$8,353	$—	$108,924

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	39	33,341	2,715	3,863	—	39,958
Sales and marketing	224	5,470	469	2,525	—	8,688
General and administrative	843	12,971	2,235	949	—	16,998
Depreciation and amortization	—	10,514	2,503	567	—	13,584

	1,106	62,296	7,922	7,904	—	79,228

Operating income (loss)	(1,106)	28,174	2,179	449	—	29,696

Other income (expense), net:
Income from equity investment	16,739	3,632	—	—	(20,371)	—
Interest income	—	1,000	71	64	(943)	192
Interest expense	—	(7,356)	(943)	—	943	(7,356)
Other, net	—	(263)	(58)	604	—	283

	16,739	(2,987)	(930)	668	(20,371)	(6,881)

Income (loss) before provision for income taxes	15,633	25,187	1,249	1,117	(20,371)	22,815

Provision (benefit) for income taxes	(399)	8,448	(1,421)	155	—	6,783

Net income	16,032	16,739	2,670	962	(20,371)	16,032
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to Syniverse Holdings, Inc.	$16,032	$16,739	$2,670	$962	$(20,371)	$16,032

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$16,032	$16,739	$2,670	$962	$(20,371)	$16,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	10,943	2,503	568	—	14,014
Provision for uncollectible accounts	—	203	—	(4)	—	199
Deferred income tax expense	—	2,070	—	(269)	—	1,801
Income from equity investment	(16,739)	(3,632)	—	—	20,371	—
Stock-based compensation	1,107	—	—	—	—	1,107
Other, net	—	4	18	—	—	22
Changes in operating assets and liabilities:
Accounts receivable	—	1,337	(215)	5,389	—	6,511
Prepaid and other current assets	—	23,979	(27,138)	(397)	—	(3,556)
Accounts payable	—	(8,499)	(216)	(3,383)	—	(12,098)
Other current liabilities	(400)	(6,469)	(520)	(934)	—	(8,323)
Other long-term assets and liabilities	19	(3,132)	2,527	1,878	—	1,292

Net cash provided by (used in) operating activities	19	33,543	(20,371)	3,810	—	17,001

Cash flows from investing activities
Capital expenditures	—	(6,217)	(567)	(31)	—	(6,815)

Net cash used in investing activities	—	(6,217)	(567)	(31)	—	(6,815)

Cash flows from financing activities

Principal Payments on senior credit facility	—	(847)	—	—	—	(847)
Issuance of stock for stock options exercised	83	—	—	—	—	83
Minimum tax withholding on restricted stock awards	(102)	—	—	—	—	(102)
Capital contribution from noncontrolling interest in a joint venture	—	(792)	—	1,773	—	981

Net cash (used in) provided by financing activities	(19)	(1,639)	—	1,773	—	115

Effect of exchange rate changes on cash	—	(2,188)	860	(628)	—	(1,956)

Net increase (decrease) in cash	—	23,499	(20,078)	4,924	—	8,345
Cash at beginning of period	44	118,914	28,103	18,544	—	165,605

Cash at end of period	$44	$142,413	$8,025	$23,468	$—	$173,950

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “seeks,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance and achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	expectations of growth of the global wireless telecommunications industry, including increases in wireless subscribers, wireless usage, roaming, mobile data, number portability and messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	the effect of unfavorable economic conditions on our business including our 2010 revenue and net income;

•	the sufficiency of our cash on hand, cash available from operations and cash available from our revolving line of credit to fund our operations, debt service and capital expenditures;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	the impact of intense competition in our market for services, including the possible reduction in the price of our services;

•	the inability to develop and maintain relationships with material vendors;

•	the difficulties of successfully integrating our operations with the VM3 Business operations;

•	the impact of new products;

•	uncertain results from our continued expansion into international markets;

•	our stock price volatility and volatility in the market generally;

•	changes in accounting policies and procedures;

•	customer migrations from our services to in-house solutions;

•	fluctuations in currency exchange rates; and

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our roaming, messaging and network services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, SMS and MMS, number portability and value-added roaming services.

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

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable customers to provide their subscribers with enhanced services including:

•	national and international wireless voice and data roaming;

•	messaging services, including SMS and MMS, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	value-added roaming services.

Our service platforms also enable operators to rapidly and cost-effectively deploy next-generation wireless services including enhanced wireless data, wireless, VoIP and value-added roaming services.

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

Services

We provide an integrated suite of services to our customers to meet their evolving technology requirements. In January 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments for the quarter ended March 31, 2010.

Our reportable segments as well as the services included in each are as follows:

•

Roaming Services. We operate one of the largest wireless data clearing houses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide financial settlement services, roaming fraud prevention services, interstandard roaming solutions and MDR services for CDMA operators. In addition, we provide wireless operators with signaling and fraud management solutions that enable wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution between operators.

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

•

Network Services. We connect disparate wireless and fixed line operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7/C7 hub. SS7/C7 are the telecommunications industry’s standard network signaling protocols used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID. Our leading number portability services are used by many wireless operators, including most U.S. operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore. In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (Off-Network Database Queries). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers.

We also present a Corporate and Other category which includes our technology turn-key solutions including prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers in the Asia Pacific region.

Executive Overview

First Quarter Financial Highlights

For the three months ended March 31, 2010, total revenue increased $40.1 million, or 36.8%, to $149.0 million from $108.9 million for the same period in 2009. Net income increased $3.7 million, or 23.1%, to $19.7 million for the three months ended March 31, 2010 from $16.0 million for the same period in 2009. Diluted earnings per share was $0.29 and $0.23 for the three months ended March 31, 2010 and 2009, respectively.

Roaming services revenues increased $6.5 million, or 11.0%, to $65.9 million for the three months ended March 31, 2010 from $59.4 million for the same period in 2009. The revenue increase was primarily due to volume growth driven by our data clearing house, interstandard roaming facilitation services, primarily with our UniRoam product, and signaling solutions services. The impact of these increases is partially offset by the loss of MDR transactions between Alltel and Sprint Nextel resulting from the Alltel/Sprint Nextel insourcing initiative in January 2009, combined with the roaming services impact of Verizon’s acquisition and integration of Alltel during 2009.

Messaging services revenues increased $38.0 million, or 403.2%, to $47.4 million for the three months ended March 31, 2010 from $9.4 million for the same period in 2009. The increase in revenues is primarily a result of $41.8 million in messaging revenues associated with our acquisition of VM3 in the fourth quarter of 2009, partially offset by the impact of Verizon’s acquisition and integration of Alltel during 2009.

Network services revenues decreased $1.8 million, or 5.2%, to $33.4 million for the three months ended March 31, 2010 from $35.2 million for the same period in 2009. The decrease is primarily due to certain customer consolidations and the migration of a certain customer from our SS7 solutions partially offset by increases in our IPX transport services.

Other services revenues decreased $2.6 million, or 53.0%, to $2.3 million for the three months ended March 31, 2010 from $4.9 million for the same period in 2009. Our technology turnkey solutions offering has experienced lower sales due to timing of capital spending by operators in the Asia Pacific region.

Acquisitions

Acquisition of the Messaging Business of VeriSign, Inc.

On August 24, 2009, we entered into an acquisition agreement to acquire the messaging business of VeriSign, Inc. (VeriSign) for a purchase price of $175.0 million, subject to certain adjustments to reflect fluctuations in working capital. Under the acquisition agreement, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses (collectively VM3). On October 23, 2009, the purchase was completed for cash proceeds of $175.0 million.

Through the acquisition of VM3, we believe we will expand our current messaging operations to achieve the solution’s scale, reach and capabilities needed to provide mobile operators with new service offerings to meet customers’ growing need for messaging services. These services include:

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

The Indian telecommunications regulatory authority announced uncertainty in the implementation timeline. In general, India mobile operators appear to be delayed in their readiness efforts. However, our readiness efforts are continuing despite this announcement. The regulatory authority is continuing to monitor the operator readiness and expects to announce the number portability launch date by June 30, 2010.

Revenues

Most of our revenues are transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our roaming, messaging, network and other services to telecommunications operators throughout the world. Generally, there is a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. In addition, for our messaging services, revenues generally grow sequentially through the calendar year with volumes peaking in the fourth quarter holiday seasons.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands, except per share amounts)
Revenue	$149,016	$108,924	$40,092	36.8%
Operating income	38,494	29,696	8,798	29.6%
Diluted earnings per share	$0.29	$0.23	$0.06	22.6%

Revenues increased $40.1 million to $149.0 million for the three months ended March 31, 2010 from $108.9 million for the same period in 2009. The increase in revenues was primarily due to transaction volume growth driven by our Roaming and Messaging services offset in part by decreases in Network and Other services.

Expenses

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Cost of operations	$56,269	$39,958	$16,311	40.8%
As a % of revenue	37.8%	36.7%		1.1%

Cost of operations increased $16.3 million to $56.3 million for the three months ended March 31, 2010 from $40.0 million for the same period in 2009. The increase was primarily due to operating costs associated with our acquisition of VM3, which was completed in the fourth quarter of 2009 offset by lower costs associated with our technology turnkey solutions offering as a result of the timing of capital spending by operators in the Asia Pacific region. As a percentage of revenue, cost of operations increased to 37.8% for the three months ended March 31, 2010 from 36.7% for the three months ended March 31, 2009 due to the impact of the VM3 acquisition which has historically produced lower margins than our historical messaging products.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$12,631	$8,688	$3,943	45.4%
As a % of revenue	8.5%	8.0%		0.5%

Sales and marketing expenses increased $3.9 million to $12.6 million for the three months ended March 31, 2010 from $8.7 million for the same period in 2009. The increase was primarily due to expenses associated with our acquisition of VM3, which was completed in the fourth quarter of 2009, expected higher performance-based compensation, stock-based compensation and trade show expenses incurred during the quarter ended March 31, 2010. As a percentage of revenue, sales and marketing expense increased to 8.5% for the three months ended March 31, 2010 from 8.0% for the three months ended March 31, 2009 due to increases in product management associated with the products acquired in the VM3 acquisition.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
General and administrative	$22,703	$16,998	$5,705	33.6%
As a % of revenue	15.2%	15.6%		(0.4)%

General and administrative expenses increased $5.7 million to $22.7 million for the three months ended March 31, 2010 from $17.0 million for the same period in 2009. The increase was primarily due to higher performance-based compensation, stock-based compensation and expenses associated with our acquisition of VM3, which was completed in the fourth quarter of 2009. As a percentage of revenue, general and administrative expense decreased to 15.2% for the three months ended March 31, 2010 from 15.6% for the three months ended March 31, 2009 as a result of leveraging these costs with the acquisition of VM3.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$18,919	$13,584	$5,335	39.3%
As a % of revenue	12.7%	12.5%		0.2%

Depreciation and amortization expenses increased $5.3 million to $18.9 million for the three months ended March 31, 2010 from $13.6 million for the same period in 2009. The increase was primarily due to the amortization of intangible assets from our acquisition of VM3.

Other Income (Expense)

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Interest income	$26	$192	$(166)	(86.5)%
Interest expense	$(6,833)	$(7,356)	$(523)	(7.1)%
Other, net	$624	$283	$341	120.5%

Interest income decreased $0.2 million to a de minimis amount for the three months ended March 31, 2010 from $0.2 million for the same period in 2009. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $0.6 million to $6.8 million for the three months ended March 31, 2010 from $7.4 million for the same period in 2009. The decrease was primarily due to lower variable interest rates on our Euro denominated senior credit facility.

Other, net increased $0.3 million to $0.6 million for the three months ended March 31, 2010 from $0.3 million for the same period in 2009. The increase was primarily due to foreign currency transaction gains on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for income taxes increased $5.8 million to $12.6 million for the three months ended March 31, 2010 from $6.8 million for the same period in 2009. During the three months ended March 31, 2010 and 2009, the effective tax rate was 38.9% and 29.7%, respectively. During the three months ended March 31, 2009, the income tax provision was adjusted for a tax benefit of approximately $1.5 million due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of discrete tax adjustments, the effective tax rate for the three months ended March 31, 2009 was 36.1%. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher tax rates offset by our tax planning initiatives.

Segment Results of Operations

Roaming Services

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenue	$65,905	$59,360	$6,545	11.0%
Segment operating income	$38,765	$33,677	$5,088	15.1%
Segment operating margin %	58.8%	56.7%		2.1%

Roaming services revenues increased $6.5 million, or 11.0%, to $65.9 million for the three months ended March 31, 2010 from $59.4 million for the same period in 2009. The revenue increase was primarily due to volume growth driven by our data clearing house, UniRoam and signaling solutions services. The impact of these increases is partially offset by the loss of MDR transactions between Alltel and Sprint Nextel resulting from the Alltel/Sprint Nextel insourcing initiative in January 2009, combined with the roaming services impact of Verizon’s acquisition and integration of Alltel during 2009.

Segment operating income increased $5.1 million to $38.8 million for the three months ended March 31, 2010 from $33.7 million for the same period in 2009. The increase is driven by higher revenue offset by increases in operations and support expenses of $1.1 million primarily for performance-based and stock-based compensation and depreciation and amortization of $0.3 million.

Segment operating margins within the Roaming segment increased 2.1% during the three months ended March 31, 2010 from the same period in 2009. The increase is a result of higher revenues in excess of operations costs due to the highly fixed nature of our cost of operations. The increase was partially offset by higher support related expenses.

Messaging Services

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenue	$47,412	$9,422	$37,990	403.2%
Segment operating income	$18,394	$4,169	$14,225	341.2%
Segment operating margin %	38.8%	44.2%		(5.4)%

Messaging services revenues increased $38.0 million, or 403.2%, to $47.4 million for the three months ended March 31, 2010 from $9.4 million for the same period in 2009. The increase in revenues is primarily a result of $41.8 million in messaging revenues associated with our acquisition of VM3 in the fourth quarter of 2009, partially offset by the impact of Verizon’s acquisition and integration of Alltel during 2009

Segment operating income increased $14.2 million to $18.4 million for the three months ended March 31, 2010 from $4.2 million for the same period in 2009. The increase is primarily driven by our acquisition of VM3 in the fourth quarter of 2009.

Segment operating margins within the Messaging segment decreased 5.4% during the three months ended March 31, 2010 from the same period in 2009. The decrease is a result of the impact of the VM3 acquisition which has produced lower margins than our historical messaging products.

Network Services

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenue	$33,402	$35,249	$(1,847)	(5.2)%
Segment operating income	$11,613	$13,144	$(1,531)	(11.6)%
Segment operating margin %	34.8%	37.3%		(2.5)%

Network services revenues decreased $1.8 million, or 5.2%, to $33.4 million for the three months ended March 31, 2010 from $35.2 million for the same period in 2009. The decrease is primarily due to certain customer migrations from our SS7 solutions partially offset by increases in our IPX transport services.

As a result of the revenue decline for this area, segment operating income decreased $1.5 million to $11.6 million for the three months ended March 31, 2010 from $13.1 million for the same period in 2009.

Segment operating margins within the Network services segment decreased 2.5% during the three months ended March 31, 2010 from the same period in 2009. The decrease is a result of the lower revenues in excess of operations costs due to the fixed nature of our cost of operations.

Liquidity and Capital Resources

Cash Flow Information

Cash and cash equivalents were $95.8 million at March 31, 2010 as compared to $91.9 million at December 31, 2009. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$18,167	$17,001
Net cash used in investing activities	(13,939)	(6,815)
Net cash provided by financing activities	925	115
Effect of exchange rate changes on cash	(1,272)	(1,956)

Net increase in cash	$3,881	$8,345

Net cash provided by operating activities was $18.2 million for the three months ended March 31, 2010 as compared to $17.0 million for the same period in 2009. The increase was primarily related to higher net income adjusted for non-cash items and timing of working capital items including estimated tax payments. Changes in non-cash items were driven primarily by higher depreciation and amortization related to VM3 acquired property and equipment and intangible assets combined with an increase in deferred income tax expense related to higher tax deductible goodwill and identifiable intangible assets for VM3 and an increase in other current liabilities. These increases were offset by decreases in transition services payable related to payments made against December 2009 obligations owed to VeriSign, Inc. associated with a transition services agreement entered into as a part of the VM3 acquisition.

Net cash used in investing activities was $13.9 million for the three months ended March 31, 2010, which includes $13.4 million for capital expenditures and $0.5 million for the final working capital adjustment for the acquisition of VM3. Capital expenditures related to investment in messaging integration and capitalized software for new products and services. Net cash used in investing activities was $6.8 million for the three months ended March 31, 2009, all of which was associated with capital expenditures. Capital expenditures primarily related to investment in our internal infrastructure, including network infrastructure to support customer growth, and capitalized software.

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2010, which includes $0.8 million of principal payments on our senior credit facility offset by $0.7 million of stock issued for stock option exercises and $1.1 million in capital contributions received from partners holding a noncontrolling interest in a joint venture. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2009, which includes $0.8 million of principal payments on our senior credit facility offset by $1.0 million in capital contributions from the noncontrolling interest in a joint venture.

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

On December 19, 2007, the delayed draw term loans of $290.0 million (delayed draw term loan of $160.0 million and Euro-denominated delayed draw term loan of the equivalent of $130.0 million) were used to fund the acquisition of BSG Wireless including the repayment of existing debt and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts.

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

As of March 31, 2010, we had an aggregate face amount of $328.9 million of outstanding indebtedness under our senior credit facility representing $210.5 million in U.S. dollar denominated term loans, $118.4 million in Euro-denominated term loans, $29.6 million available under the revolving credit line and $14.2 million available under the Euro-denominated revolving credit line. As of March 31, 2010, the applicable interest rate was 2.75% on the term loan based on the LIBOR option and 2.90% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of March 31, 2010, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7  3/4 % Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of March 31, 2010, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

Non-GAAP Financial Measures

We believe that the disclosure of adjusted EBITDA, operating free cash flow and cash net income is useful to investors as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluates our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. We also believe these measures can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items that do not directly affect our ongoing operating performance or cash flows.

Adjusted EBITDA, operating free cash flow and cash net income have limitations as analytical tools, and should not be relied on or considered in isolation or as a substitute for GAAP measures, such as net income, cash flows from operating activities and other consolidated income or other cash flows statement data prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, adjusted EBITDA and operating free cash flow should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Cash net income also should not be considered as a replacement for, or a measure that should be used or analyzed in lieu of, net income. We attempt to compensate for these limitations by relying primarily upon our GAAP results and using adjusted EBITDA, operating free cash flow and cash net income as supplemental information only.

Adjusted EBITDA and Operating Free Cash Flow

Adjusted EBITDA is determined by adding the following items to net income: interest expense, net, provision for income taxes, depreciation and amortization, non-cash stock compensation and acquisition related expenses including transition and integration costs.

Operating free cash flow is determined by subtracting capital expenditures from net cash provided by operating activities.

We utilize adjusted EBITDA and operating free cash flow because we believe that adjusted EBITDA and operating free cash flow provide useful information regarding our continuing operating results. We rely on adjusted EBITDA and operating free cash flow as primary measures to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review adjusted EBITDA and operating free cash flow to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize adjusted EBITDA and operating free cash flow as an assessment of our overall liquidity and our ability to meet our debt service obligations.

Cash Net Income

Cash net income is calculated by (i) adding the following items to net income: provision for income taxes, non-cash stock compensation, acquisition related expenses including transition and integration costs and purchase accounting amortization; (ii) adjusting the resulting pre-tax sum for a provision for income taxes at an assumed long-term tax rate of 37.5%, which excludes the effect of our net operating losses; and (iii) adding to that sum the cash benefit of our tax-deductible goodwill. The cash benefit is a result of the differing treatments of approximately $436 million of goodwill on our balance sheet as of March 31, 2010 and December 31, 2009, which primarily is the result of acquisitions that we made from Verizon in February 2002, IOS North America in September 2004 and VM3 in October 2009. Specifically, while this goodwill is not amortized for GAAP purposes, the amortization of goodwill is, nonetheless, deductible in calculating our taxable income and, hence, reduces actual cash tax liabilities.

We report cash net income as we believe that it provides an after-tax operating performance measure including the cash impact of our tax deductible goodwill to compare current operating results with prior periods.

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income, the closest GAAP financial measure, to adjusted EBITDA and cash net income is presented in the financial tables below.

	Three Months Ended March 31,
	2010	2009

Reconciliation to adjusted EBITDA
Net income	$19,729	$16,032
Interest expense, net	6,807	7,164
Provision for income taxes	12,582	6,783
Depreciation and amortization	18,919	13,584
Non-cash stock compensation	2,827	1,107
BSG Wireless transition expenses	—	2,566
Messaging acquisition and integration expenses	682	—

Adjusted EBITDA	$61,546	$47,236

	Three Months Ended March 31,
	2010	2009

Reconciliation to cash net income
Net income	$19,729	$16,032
Add provision for income taxes	12,582	6,783

Income before provision for income taxes	32,311	22,815

Non-cash stock compensation	2,827	1,107
Purchase accounting amortization	9,203	6,791
BSG Wireless transition expenses	—	2,566
Messaging acquisition and integration expenses	682	—

Adjusted income before provision for income taxes	45,023	33,279

Less assumed provision for income taxes at 37.5%	(16,884)	(12,480)
Add cash savings of tax deductible goodwill(1)	2,776	2,301

Cash net income	$30,915	$23,100

Cash net income per share	$0.45	$0.34
Diluted shares outstanding	68,579	67,942

(1)	Represents the cash benefit realized currently as a result of the tax deductibility of goodwill amortization.

A reconciliation of operating free cash flow to net cash provided by operating activities, the closest GAAP measure, is presented in the financial table below.

	Three Months Ended March 31,
	2010	2009
Reconciliation to operating free cash flow
Net cash provided by operating activities	$18,167	$17,001
Capital expenditures	(13,442)	(6,815)

Operating Free Cash Flow	$4,725	$10,186

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2010 and 2009.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

During the three months ended March 31, 2010, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2009. In addition, we do not believe that any of our reporting units is at risk of failing the initial step for calculating goodwill impairment as of March 31, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our summary of significant accounting policies in Note 2 of our Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which is included in the ASC in Topic 605 (Revenue Recognition). ASU 2009-13 amends previous revenue recognition guidance to require an entity to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently assessing the impact of ASU 2009-13 on our consolidated financial position and results of operations.

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

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $113.5 million and $152.7 million as of March 31, 2010 and December 31, 2009, respectively.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2010 and December 31, 2009, we had $328.9 million and $337.5 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.3 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

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

A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2010 would have increased or decreased our revenues and net income by approximately $1.5 million and $0.7 million, respectively.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of March 31, 2010, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, we integrated the finance functions relating to the messaging business acquisition from VeriSign, Inc. into the internal control structure of the Company. Prior to the integration, these functions were provided by VeriSign, Inc. under a transition services agreement. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009 and disclosed elsewhere in this quarterly report on Form 10-Q. There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.4	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

*10.1	Employment Agreement dated March 26, 2009 between Syniverse Technologies, BV and Lori Gonnu.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC. SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

Date: May 7, 2010	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*10.1	Employment Agreement dated March 26, 2009 between Syniverse Technologies, BV and Lori Gonnu.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith
**	Furnished herewith