Form 10-Q
period 2010-06-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2010-08-06
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Shares Outstanding as of August 2, 2010

Syniverse Holdings, Inc.: 70,046,146 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$120,724	$91,934
Accounts receivable, net of allowances of $7,481 and $7,290, respectively	136,577	126,127
Prepaid and other current assets	26,513	20,813

Total current assets	283,814	238,874

Property and equipment, net	74,191	64,315
Capitalized software, net	67,680	75,249
Deferred costs, net	6,534	7,388
Goodwill	657,002	685,710
Identifiable intangibles, net	215,370	234,938
Other assets	1,636	3,250

Total assets	$1,306,227	$1,309,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,056	$8,020
Transition services payable	—	16,609
Accrued payroll and related benefits	14,166	9,832
Accrued interest	5,149	5,150
Accrued income taxes	877	1,468
Deferred revenues	7,190	6,197
Other accrued liabilities	26,366	32,042
Current portion of Term Note B	3,261	3,452

Total current liabilities	62,065	82,770
Long-term liabilities:
Deferred tax liabilities	93,390	87,254
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	313,825	334,012
Other long-term liabilities	11,267	9,534

Total liabilities	655,547	688,570

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 70,026,259 shares issued and 69,826,261 shares outstanding and 69,574,505 shares issued and 69,382,507 shares outstanding at June 30, 2010 and December 31, 2009, respectively	70	69
Additional paid-in capital	493,578	483,227
Retained earnings	192,206	149,582
Accumulated other comprehensive loss	(36,189)	(12,205)
Common stock held in treasury, at cost; 199,998 at June 30, 2010 and 191,998 at December 31, 2009	(15)	(15)

Total Syniverse Holdings, Inc. stockholders’ equity	649,650	620,658
Noncontrolling interest	1,030	496

Total equity	650,680	621,154

Total liabilities and stockholders’ equity	$1,306,227	$1,309,724

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$158,805	$113,478	$307,821	$222,402

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	59,880	40,904	116,149	80,862
Sales and marketing	13,677	8,835	26,308	17,523
General and administrative	23,686	17,005	46,389	34,003
Depreciation and amortization	18,365	14,037	37,284	27,621

	115,608	80,781	226,130	160,009

Operating income	43,197	32,697	81,691	62,393

Other income (expense), net:
Interest income	26	49	52	241
Interest expense	(6,823)	(7,495)	(13,656)	(14,851)
Other, net	180	851	804	1,134

	(6,617)	(6,595)	(12,800)	(13,476)

Income before provision for income taxes	36,580	26,102	68,891	48,917
Provision for income taxes	14,244	9,624	26,826	16,407

Net income	22,336	16,478	42,065	32,510
Net loss attributable to noncontrolling interest	281	53	559	53

Net income attributable to Syniverse Holdings, Inc.	$22,617	$16,531	$42,624	$32,563

Net income per common share:
Basic	$0.32	$0.24	$0.61	$0.47

Diluted	$0.32	$0.24	$0.61	$0.47

Weighted average common shares outstanding:
Basic	68,518	67,945	68,402	67,907

Diluted	68,899	68,029	68,738	67,980

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$42,065	$32,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	38,138	28,481
Provision for uncollectible accounts	512	356
Deferred income tax expense	4,733	5,604
Stock-based compensation	5,992	3,015
Other, net	(57)	66
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,978)	3,320
Other current assets	(5,878)	(9,626)
Accounts payable	1,449	(7,967)
Transition services payable	(16,609)	—
Other current liabilities	(2,939)	(7,946)
Other assets and liabilities	3,050	2,461

Net cash provided by operating activities	57,478	50,274

Cash flows from investing activities
Capital expenditures	(27,959)	(20,936)
Acquisition, net of acquired cash	(497)	(3,182)

Net cash used in investing activities	(28,456)	(24,118)

Cash flows from financing activities
Principal payments on senior credit facility	(1,657)	(1,705)
Issuance of stock under employee stock purchase plan	1,132	415
Issuance of stock for stock options exercised	3,783	95
Minimum tax withholding on restricted stock awards	(555)	(266)
Capital contribution from noncontrolling interest in a joint venture	1,092	981

Net cash provided by (used in) financing activities	3,795	(480)

Effect of exchange rate changes on cash	(4,027)	(3,435)

Net increase in cash	28,790	22,241
Cash at beginning of period	91,934	165,605

Cash at end of period	$120,724	$187,846

Supplemental cash flow information
Interest paid	$12,776	$13,327
Income taxes paid	22,949	21,768

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of Syniverse, Inc., all of its wholly owned subsidiaries and a variable interest entity (VIE) for which Syniverse, Inc. is the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. For the consolidated joint venture in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in the joint venture by the respective noncontrolling parties. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our roaming, messaging, network and other services to wireless operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. In addition, our messaging services revenues generally grow sequentially through the calendar year with volumes peaking during the fourth quarter holiday seasons.

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

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The activity of this joint venture is not significant to our overall operations. The assets of this joint venture are restricted, from the standpoint of Syniverse, in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $121,725 and $152,747 as of June 30, 2010 and December 31, 2009, respectively.

Derivative Instruments and Hedging Activities

Derivative instruments are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We have designated our interest rate swap as a cash flow hedge that effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. We do not hold or enter into financial instruments for speculative trading purposes. See Note 9 for more information on our interest rate swap.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period and are included in other income (expense), net in the consolidated income statements. For the three and six months ended June 30, 2010, we recorded foreign currency transaction (loss) gain of $(472) and $152, respectively. For the three and six months ended June 30, 2009, we recorded foreign currency transaction gain of $847 and $1,134, respectively.

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

Segment Information

Effective January 1, 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments. The segment information presented herein reflects the realignment of our operations into the new segments for the three and six months ended June 30, 2010 and 2009, respectively.

We analyze each of our reporting segments based on segment revenues, operating expenses (including depreciation) and operating income excluding certain sales and general and administrative costs which are not allocated to the business lines. Interest income (expense), other, net and the provision for income taxes are managed on a consolidated basis and are, accordingly, reflected only in consolidated results. Therefore, these items are excluded from our segment operating results. We have three reportable segments: (1) Roaming Services; (2) Messaging Services; and (3) Network Services. In addition, we also present a Corporate and Other category which includes our technology turn-key solutions including prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers primarily in the Asia Pacific region.

Our Chief Operating Decision Maker (CODM) evaluates performance and determines resource allocations based on segment operating income (loss). Our management uses segment operating income (loss) in the evaluation of segment operating performance as a profit measure that is generally within the control of the operating segments. Additional information about our segments, including financial information, is included in Note 12.

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

4. Goodwill

The changes to the carrying value of goodwill during the six months ended June 30, 2010 were as follows:

2010
Goodwill balance as of December 31, 2009	$685,710
Effect of foreign currency translation	(28,708)

Goodwill balance as of June 30, 2010	$657,002

5. Net Income Per Common Share

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

The following table displays the computation of net income per common share using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted net income per common share:
Net income attributable to Syniverse Holdings, Inc.	$22,617	$16,478	$42,624	$32,510
Less: net income allocated to restricted stock	(406)	(156)	(737)	(289)

Net income available to common shareholders	$22,211	$16,322	$41,887	$32,221

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	68,518,429	67,945,059	68,401,998	67,906,908
Dilutive stock options and resticted stock	380,366	83,534	336,278	73,309

Diluted weighted-average common shares outstanding	68,898,795	68,028,593	68,738,276	67,980,217

Basic net income per common share	$0.32	$0.24	$0.61	$0.47

Diluted net income per common share	$0.32	$0.24	$0.61	$0.47

For the six months ended June 30, 2010, and 2009, options to purchase 2,655,426 and 2,338,760 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

6. Supplemental Equity and Comprehensive Income Information

Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to stockholders of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

		Stockholders of Syniverse Holdings, Inc.
	Total	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest
Balance, December 31, 2009	$621,154	$69	$483,227	$149,582	$(12,205)	$(15)	$496

Comprehensive income (1)	18,082	—	—	42,624	(23,984)	—	(558)
Issuance of stock for stock options exercised	3,783	1	3,782	—	—	—
Stock-based compensation	5,992	—	5,992	—	—	—	—
Issuance of stock under employee stock purchase plan	1,132	—	1,132	—	—	—	—
Minimum tax withholding on restricted stock awards	(555)	—	(555)	—	—	—	—
Capital contribution from noncontrolling interest in a joint venture	1,092	—	—	—	—	—	1,092

Balance, June 30, 2010	$650,680	$70	$493,578	$192,206	$(36,189)	$(15)	$1,030

(1)	The allocation of the individual components of comprehensive income attributable to stockholders of Syniverse Holdings, Inc. and the noncontrolling interest is disclosed in the Comprehensive Income section of this note.

Comprehensive Income

Comprehensive income is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. Comprehensive income, net of taxes, for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$22,336	$16,478	$42,065	$32,510
Foreign currency translation adjustments (1)	(13,367)	13,040	(24,645)	3,582
Net change in fair value of interest rate swap (2)	381	252	662	341

Comprehensive income	$9,350	$29,770	$18,082	$36,433

(1)	Foreign currency translation adjustments are shown net of tax benefit (expense) of $1,177 and $(1,944) for the three months ended June 30, 2010 and 2009, respectively, and net of tax benefit of $2,912 and $2,065 for the six months ended June 30, 2010 and 2009, respectively.
(2)	The change in fair value of the interest rate swap is shown net of tax benefit of $243 and $160 for the three months ended June 30, 2010 and 2009, respectively, and net of tax benefit of $422 and $143 for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes the allocation of total comprehensive income between stockholders of Syniverse, Inc. and the noncontrolling interest:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$22,617	$(281)	$22,336	$42,624	$(559)	$42,065
Foreign currency translation adjustments	(13,416)	49	(13,367)	(24,646)	1	(24,645)
Net change in fair value of interest rate swap	381	—	381	662	—	662

Comprehensive income (loss)	$9,582	$(232)	$9,350	$18,640	$(558)	$18,082

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$16,531	$(53)	$16,478	$32,563	$(53)	$32,510
Foreign currency translation adjustments	12,979	61	13,040	3,521	61	3,582
Net change in fair value of interest rate swap	252	—	252	341	—	341

Comprehensive income	$29,762	$8	$29,770	$36,425	$8	$36,433

On July 30, 2010, we and American Stock Transfer and Trust Company, LLC, a New York limited liability company (the Rights Agent) entered into an amendment to the Rights Agreement, dated as of November 16, 2008, by and between the Company and the Rights Agent. The Amendment amends the final expiration date of our preferred share purchase rights issued under the Rights Agreement in connection with the our shareholder rights plan. As a result of the Amendment, the Rights expired and the Rights Agreement and shareholder rights plan terminated effective as of the close of business on July 30, 2010.

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

The impact to our income from operations of recording stock-based compensation for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of operations	$151	$67	$284	$106
Sales and marketing	1,190	456	2,172	680
General and administrative	1,824	1,385	3,536	2,229

Total stock-based compensation	$3,165	$1,908	$5,992	$3,015

The following table summarizes information about our stock option activity:

Stock Options	Shares
Outstanding at December 31, 2009	2,480,977
Granted	489,360
Exercised	(269,262)
Cancelled or expired	(45,649)

Outstanding at June 30, 2010	2,655,426

Exerciseable at June 30, 2010	992,555

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2009	802,550
Granted	198,300
Vested	(125,176)
Forfeited	(27,520)

Unvested at June 30, 2010	848,154

Activity related to our performance-based restricted stock is as follows:

Performance-Based Restricted Stock	Shares
Unvested at December 31, 2009	133,590
Granted	155,470
Vested	—
Forfeited	(2,900)

Unvested at June 30, 2010	286,160

We issued 269,262 and 8,121 shares related to stock option exercises during the six months ended June 30, 2010 and 2009, respectively. We issued 81,850 and 60,950 shares related to the employee stock purchase plan during the six months ended June 30, 2010 and 2009, respectively.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. During the six months ended June 30, 2010 and 2009, the effective tax rate was 38.9% and 33.5%, respectively. During the six months ended June 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1,443 due to an adjustment for an item believed to be non-deductible in prior periods. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher tax rates.

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

9. Derivative Instruments and Hedging Activities

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

We have designated the interest rate swap as a cash flow hedge. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. As of June 30, 2010 and December 31, 2009, the fair value of our interest rate swap (based on Level 2 inputs) is $787 and $1,871, respectively, which is recorded in other accrued liabilities in the consolidated balance sheets and is offset by a corresponding amount in accumulated other comprehensive income (loss). There was no ineffective portion of the swap during the six months ended June 30, 2010 and 2009. For the six months ended June 30, 2010, we recognized other comprehensive gain of $662, net of tax.

Net Investment Hedge of a Foreign Operation

We have designated our Euro-denominated debt as a net investment hedge of certain foreign operations. For the six months ended June 30, 2010 and 2009, $18,710 and ($422), respectively, related to the revaluation of the debt from Euros to US dollars was included as a component of accumulated other comprehensive income.

10. Fair Value of Financial Instruments

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the six month period ending June 30, 2010.

As of June 30, 2010 and December 31, 2009, we held an interest rate swap that is required to be measured at fair value on a recurring basis. The following tables show the fair value measurement on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(787)	$—	$(787)	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(1,871)	$—	$(1,871)	$—

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

The fair value of the 7 3/4% senior subordinated notes due 2013 is based upon quoted market prices in inactive markets for similar instruments (Level 2). The fair value of the Term Note B is based upon quoted market prices in active markets for similar instruments (Level 2). The carrying amounts and fair values of our long-term debt as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$317,086	$311,536	$337,464	$325,653
7 3/ 4% senior subordinated notes, due 2013	$175,000	$170,625	$175,000	$173,915

11. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

12. Segment Information

In January 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments. Prior period information has been realigned to correspond to the new reporting structure.

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

•

Messaging Services. Includes translating, routing and delivering SMS, MMS and other message formats across disparate networks for wireless operators and enterprise customers. We accomplish the translating, routing and delivering of messages by mapping a message to a phone number, determining the appropriate operator, routing the message accurately and resolving incompatibility issues among CDMA, Global System for Mobile Communication (GSM) and Voice-over-Internet Protocol (VoIP) providers. Our services can deliver messages domestically and globally to multiple devices and platforms.

•

Network Services. Includes connecting disparate wireless and fixed line operator networks and enabling access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7/C7 hub. SS7/C7 are the telecommunications industry’s standard network signaling protocols used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID. Network services also includes number portability services used by many wireless operators, including most domestic U.S. operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore. In addition, these services include providing our customers with the ability to connect to various third-party intelligent network database providers (Off-Network Database Queries). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers.

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

Summarized financial information for our reportable segments for the three and six months ended June 30, 2010 and 2009, is shown in the following tables:

	For the three months ended June 30, 2010
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$73,023	$49,336	$31,673	$3,511	$157,543
Off-Network Database Queries	—	—	1,262	—	1,262

Total segment revenues	73,023	49,336	32,935	3,511	158,805

Operations and support expenses	21,196	23,776	20,699	31,572	97,243
Depreciation and amortization expense	6,359	5,100	3,964	2,942	18,365

Total segment operating expenses	27,555	28,876	24,663	34,514	115,608

Segment operating income (loss)	$45,468	$20,460	$8,272	$(31,003)	$43,197

	For the three months ended June 30, 2009
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$64,049	$7,944	$34,998	$4,784	$111,775
Off-Network Database Queries	—	—	1,703	—	1,703

Total segment revenues	64,049	7,944	36,701	4,784	113,478

Operations and support expenses	19,312	4,257	19,629	23,546	66,744
Depreciation and amortization expense	6,190	742	4,670	2,435	14,037

Total segment operating expenses	25,502	4,999	24,299	25,981	80,781

Segment operating income (loss)	$38,547	$2,945	$12,402	$(21,197)	$32,697

	For the six months ended June 30, 2010
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$138,928	$96,748	$63,932	$5,808	$305,416
Off-Network Database Queries	—	—	2,405	—	2,405

Total segment revenues	138,928	96,748	66,337	5,808	307,821

Operations and support expenses	40,685	47,452	39,149	61,560	188,846
Depreciation and amortization expense	13,108	10,442	8,205	5,529	37,284

Total segment operating expenses	53,793	57,894	47,354	67,089	226,130

Segment operating income (loss)	$85,135	$38,854	$18,983	$(61,281)	$81,691

	For the six months ended June 30, 2009
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$123,409	$17,366	$69,005	$9,677	$219,457
Off-Network Database Queries	—	—	2,945	—	2,945

Total segment revenues	123,409	17,366	71,950	9,677	222,402

Operations and support expenses	37,683	8,920	38,271	47,514	132,388
Depreciation and amortization expense	12,148	1,332	9,487	4,654	27,621

Total segment operating expenses	49,831	10,252	47,758	52,168	160,009

Segment operating income (loss)	$73,578	$7,114	$24,192	$(42,491)	$62,393

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
North America	$124,542	$81,731	$241,362	$159,940
Asia Pacific	10,103	9,406	18,891	18,871
Caribbean and Latin America	9,764	7,707	19,461	15,658
Europe, Middle East and Africa	13,134	12,931	25,702	24,988
Off-Network Database Queries (i)	1,262	1,703	2,405	2,945

Total Revenues	$158,805	$113,478	$307,821	$222,402

(i)	Off-Network Database Queries are not allocated to geograghic regions.

For the three months ended June 30, 2010 and 2009, we derived 72.2% and 68.9%, respectively, of our revenues from customers in the United States. For the six months ended June 30, 2010 and 2009, we derived 72.1% and 68.4%, respectively, of our revenues from customers in the United States.

13. Restructurings

In December 2009, we completed a restructuring plan to reduce our workforce in Asia Pacific to better align our operating costs to the economic environment and eliminated certain redundant positions in Europe and North America. As a result of this plan, we incurred severance related costs of $2,583. We do not allocate restructuring charges to our reportable segments. Through June 30, 2010, we have paid $2,088 related to this plan, which includes the $538 paid through December 31, 2009. We expect to pay the remainder of these benefits in 2010.

For the six months ended June 30, 2010, we had the following activity in our restructuring accruals:

	December 31, 2009 Balance	Additions	Payments	Reductions	June 30, 2010 Balance
December 2009 Restructuring Termination costs	$2,045	$—	$(1,550)	$—	$495

Total	$2,045	$—	$(1,550)	$—	$495

14. Supplemental Consolidating Financial Information

Syniverse Technologies, Inc.’s (Syniverse) payment obligations under the senior subordinated notes are guaranteed by Syniverse Holdings, Inc. (Syniverse Inc.) and all domestic subsidiaries of Syniverse Holdings, Inc. including Highwoods Corporation, Syniverse ICX and Syniverse Brience (collectively, the “Guarantors”). The results of Syniverse Technologies BV and Syniverse Holdings Limited are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Holdings, Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse Holdings, Inc. and Syniverse Technologies, Inc. using the equity method of accounting.

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

In addition, during the quarter ended June 30, 2010, certain of our subsidiaries underwent legal entity ownership changes within the consolidated Syniverse group. As a result, Perfect Profits International Limited, previously reported as a non-guarantor, is included as a subsidiary guarantor. All prior periods have been adjusted to include Perfect Profits International Limited within the subsidiary guarantor results for comparative presentation.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$85,319	$27,091	$8,270	$—	$120,724
Accounts receivable, net of allowances	—	83,644	47,861	5,072	—	136,577
Accounts receivable - affiliates	14,362	—	111,687	5,254	(131,303)	—
Prepaid and other current assets	31	15,314	12,390	796	(2,018)	26,513

Total current assets	14,437	184,277	199,029	19,392	(133,321)	283,814

Property and equipment, net	—	47,969	25,867	355	—	74,191
Capitalized software, net	—	34,973	32,563	144	—	67,680
Deferred costs, net	—	6,534	—	—	—	6,534
Goodwill	—	363,822	292,519	661	—	657,002
Identifiable intangibles, net	—	135,900	79,470	—	—	215,370
Other assets	—	—	—	2,499	(863)	1,636
Investment in subsidiaries	670,609	578,807	—	—	(1,249,416)	—

Total assets	$685,046	$1,352,282	$629,448	$23,051	$(1,383,600)	$1,306,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,816	$2,010	$230	$—	$5,056
Accounts payable - affiliates	34,512	81,097	4,781	11,943	(132,333)	—
Accrued payroll and related benefits	884	6,724	5,560	998	—	14,166
Accrued interest	—	5,149	—	—	—	5,149
Accrued income taxes	—	—	2,895	—	(2,018)	877
Deferred revenues	—	736	6,092	362	—	7,190
Other accrued liabilities	—	11,249	14,990	127	—	26,366
Current portion of Term Note B	—	3,261	—	—	—	3,261

Total current liabilities	35,396	111,032	36,328	13,660	(134,351)	62,065
Long-term liabilities:
Deferred tax liabilities	—	78,404	15,419	—	(433)	93,390
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	313,825	—	—	—	313,825
Other long-term liabilities	—	3,412	8,132	153	(430)	11,267

Total liabilities	35,396	681,673	59,879	13,813	(135,214)	655,547

Stockholders’ equity:
Common stock	70	—	116,651	4,299	(120,950)	70
Additional paid-in capital	493,578	513,577	543,415	2,192	(1,059,184)	493,578
Retained earnings	192,206	192,206	(44,514)	3,995	(151,687)	192,206
Accumulated other comprehensive (loss) income	(36,189)	(36,189)	(45,983)	(1,248)	83,420	(36,189)
Common stock held in treasury, at cost	(15)	(15)	—	—	15	(15)

Total Syniverse Holdings, Inc. stockholders’ equity	649,650	669,579	569,569	9,238	(1,248,386)	649,650
Noncontrolling interest	—	1,030	—	—	—	1,030

Total equity	649,650	670,609	569,569	9,238	(1,248,386)	650,680

Total liabilities and stockholders' equity	$685,046	$1,352,282	$629,448	$23,051	$(1,383,600)	$1,306,227

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$97,371	$57,339	$4,095	$—	$158,805

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	151	34,136	24,724	869	—	59,880
Sales and marketing	922	5,453	4,799	2,503	—	13,677
General and administrative	950	16,871	4,782	1,083	—	23,686
Depreciation and amortization	—	10,763	7,596	6	—	18,365

	2,023	67,223	41,901	4,461	—	115,608

Operating income (loss)	(2,023)	30,148	15,438	(366)	—	43,197

Other income (expense), net:
Income from equity investment	23,554	8,381	—	—	(31,935)	—
Interest income	—	1	25	—	—	26
Interest expense	—	(6,823)	—	—	—	(6,823)
Other, net	—	11	(453)	622	—	180

	23,554	1,570	(428)	622	(31,935)	(6,617)

Income before provision for income taxes	21,531	31,718	15,010	256	(31,935)	36,580

Provision (benefit) for income taxes	(805)	8,164	6,492	393	—	14,244

Net income (loss)	22,336	23,554	8,518	(137)	(31,935)	22,336
Net loss attributable to noncontrolling interest	—	281	—	—	—	281

Net income attributable to Syniverse Holdings, Inc.	$22,336	$23,835	$8,518	$(137)	$(31,935)	$22,617

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$187,927	$112,056	$7,838	$—	$307,821

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	284	65,839	48,281	1,745	—	116,149
Sales and marketing	1,703	11,249	8,795	4,561	—	26,308
General and administrative	2,863	31,227	10,723	1,576	—	46,389
Depreciation and amortization	—	22,037	15,232	15	—	37,284

	4,850	130,352	83,031	7,897	—	226,130

Operating income (loss)	(4,850)	57,575	29,025	(59)	—	81,691

Other income (expense), net:
Income from equity investment	44,985	17,042	—	—	(62,027)	—
Interest income	—	14	34	4	—	52
Interest expense	—	(13,655)	—	(1)	—	(13,656)
Other, net	—	(247)	198	853	—	804

	44,985	3,154	232	856	(62,027)	(12,800)

Income before provision for income taxes	40,135	60,729	29,257	797	(62,027)	68,891

Provision (benefit) for income taxes	(1,930)	15,744	12,512	500	—	26,826

Net income	42,065	44,985	16,745	297	(62,027)	42,065
Net loss attributable to noncontrolling interest	—	559	—	—	—	559

Net income attributable to Syniverse Holdings, Inc.	$42,065	$45,544	$16,745	$297	$(62,027)	$42,624

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$42,065	$44,985	$16,745	$297	$(62,027)	$42,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	22,891	15,232	15	—	38,138
Provision for uncollectible accounts	—	261	251	—	—	512
Deferred income tax expense	—	4,733	—	—	—	4,733
Income from equity investment	(44,985)	(17,042)	—	—	62,027	—
Stock-based compensation	5,992	—	—	—	—	5,992
Other, net	—	(64)	7	—	—	(57)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(23,003)	9,744	281	—	(12,978)
Prepaids and other current assets	—	(1,824)	(4,178)	124	—	(5,878)
Accounts payable	415	1,039	(200)	195	—	1,449
Transition services payable	—	—	(16,609)	—	—	(16,609)
Other current liabilities	(7,847)	4,728	2,145	(1,965)	—	(2,939)
Other long-term assets and liabilities	—	1,811	1,585	(346)	—	3,050

Net cash provided by (used in) operating activities	(4,360)	38,515	24,722	(1,399)	—	57,478

Cash flows from investing activities
Capital expenditures	—	(11,765)	(16,141)	(53)	—	(27,959)
Acquisition, net of acquired cash	—	(497)	—	—	—	(497)

Net cash used in investing activities	—	(12,262)	(16,141)	(53)	—	(28,456)

Cash flows from financing activities
Principal Payments on senior credit facility	—	(1,657)	—	—	—	(1,657)
Issuance of stock under employee stock purchase plan	1,132	—	—	—	—	1,132
Issuance of stock for stock options exercised	3,783	—	—	—	—	3,783
Minimum tax withholding on restricted stock awards	(555)	—	—	—	—	(555)
Capital contribution from noncontrolling interest in a joint venture	—	1,092	—	—	—	1,092

Net cash provided by (used in) financing activities	4,360	(565)	—	—	—	3,795

Effect of exchange rate changes on cash	—	1	(6,301)	2,273	—	(4,027)

Net increase in cash	—	25,689	2,280	821	—	28,790
Cash at beginning of period	44	59,630	24,811	7,449	—	91,934

Cash at end of period	$44	$85,319	$27,091	$8,270	$—	$120,724

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$59,630	$24,811	$7,449	$—	$91,934
Accounts receivable, net of allowances	—	60,902	59,122	6,103	—	126,127
Accounts receivable - affiliates	7,626	—	72,940	934	(81,500)	—
Prepaid and other current assets	31	12,674	8,312	998	(1,202)	20,813

Total current assets	7,701	133,206	165,185	15,484	(82,702)	238,874

Property and equipment, net	—	48,022	15,923	370	—	64,315
Capitalized software, net	—	38,977	36,174	98	—	75,249
Deferred costs, net	—	7,388	—	—	—	7,388
Goodwill	—	363,822	321,189	699	—	685,710
Identifiable intangibles, net	—	142,051	92,887	—	—	234,938
Other assets	—	2,984	—	2,472	(2,206)	3,250
Investment in subsidiaries	613,727	554,725	—	—	(1,168,452)	—

Total assets	$621,428	$1,291,175	$631,358	$19,123	$(1,253,360)	$1,309,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,445	$2,527	$48	$—	$8,020
Accounts payable - affiliates	301	62,488	11,993	8,760	(83,542)	—
Transition services payable	—	—	16,609	—	—	16,609
Accrued payroll and related benefits	469	3,056	5,012	1,295	—	9,832
Accrued interest	—	5,150	—	—	—	5,150
Accrued income taxes	—	—	2,669	1	(1,202)	1,468
Deferred revenues	—	1,196	4,885	116	—	6,197
Other accrued liabilities	—	15,143	16,040	859		32,042
Current portion of Term Note B	—	3,452	—	—	—	3,452

Total current liabilities	770	95,930	59,735	11,079	(84,744)	82,770
Long-term liabilities:
Deferred tax liabilities	—	70,338	17,206	—	(290)	87,254
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	334,012	—	—	—	334,012
Other long-term liabilities	—	2,168	7,487	249	(370)	9,534

Total liabilities	770	677,448	84,428	11,328	(85,404)	688,570

Stockholders’ equity:
Common stock	69	—	116,651	2,110	(118,761)	69
Additional paid-in capital	483,227	475,869	516,130	2,192	(994,191)	483,227
Retained earnings	149,582	149,582	(72,581)	3,138	(80,139)	149,582
Accumulated other comprehensive (loss) income	(12,205)	(12,205)	(13,270)	355	25,120	(12,205)
Common stock held in treasury, at cost	(15)	(15)	—	—	15	(15)

Total Syniverse Holdings Inc. stockholders’ equity	620,658	613,231	546,930	7,795	(1,167,956)	620,658
Noncontrolling interest	—	496	—	—	—	496

Total equity	620,658	613,727	546,930	7,795	(1,167,956)	621,154

Total liabilities and stockholders’ equity	$621,428	$1,291,175	$631,358	$19,123	$(1,253,360)	$1,309,724

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$93,989	$15,035	$4,454	$—	$113,478

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	68	34,362	5,618	856	—	40,904
Sales and marketing	456	4,516	1,778	2,085	—	8,835
General and administrative	1,385	11,734	3,657	229	—	17,005
Depreciation and amortization	—	10,614	3,404	19	—	14,037

	1,909	61,226	14,457	3,189	—	80,781

Operating income (loss)	(1,909)	32,763	578	1,265	—	32,697

Other income (expense), net:
Income from equity investment	17,696	2,269	—	—	(19,965)	—
Interest income	—	746	15	8	(720)	49
Interest expense	—	(7,495)	(720)	—	720	(7,495)
Other, net	—	124	373	354	—	851

	17,696	(4,356)	(332)	362	(19,965)	(6,595)

Income before provision for income taxes	15,787	28,407	246	1,627	(19,965)	26,102

Provision (benefit) for income taxes	(691)	10,711	(410)	14	—	9,624

Net income	16,478	17,696	656	1,613	(19,965)	16,478
Net loss attributable to noncontrolling interest	—	53	—	—	—	53

Net income attributable to Syniverse Holdings, Inc.	$16,478	$17,749	$656	$1,613	$(19,965)	$16,531

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$184,459	$30,439	$7,504	$—	$222,402

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	107	67,703	11,474	1,578	—	80,862
Sales and marketing	680	9,986	3,318	3,539	—	17,523
General and administrative	2,228	24,705	7,398	(328)	—	34,003
Depreciation and amortization	—	21,128	6,448	45	—	27,621

	3,015	123,522	28,638	4,834	—	160,009

Operating income (loss)	(3,015)	60,937	1,801	2,670	—	62,393

Other income (expense), net:
Income from equity investment	34,435	5,901	—	—	(40,336)	—
Interest income	—	1,746	101	57	(1,663)	241
Interest expense	—	(14,851)	(1,663)	—	1,663	(14,851)
Other, net	—	(139)	346	927	—	1,134

	34,435	(7,343)	(1,216)	984	(40,336)	(13,476)

Income before provision for income taxes	31,420	53,594	585	3,654	(40,336)	48,917

Provision for income taxes	(1,090)	19,159	(1,831)	169	—	16,407

Net income	32,510	34,435	2,416	3,485	(40,336)	32,510
Net loss attributable to noncontrolling interest	—	53	—	—	—	53

Net income attributable to Syniverse Holdings, Inc.	$32,510	$34,488	$2,416	$3,485	$(40,336)	$32,563

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$32,510	$34,435	$2,416	$3,485	$(40,336)	$32,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	21,988	6,448	45	—	28,481
Provision for uncollectible accounts	—	285	71	—	—	356
Deferred income tax expense	—	5,825	43	(264)	—	5,604
Income from equity investment	(34,435)	(5,901)	—	—	40,336	—
Stock-based compensation	3,015	—	—	—	—	3,015
Other, net	—	61	5	—	—	66
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(2,794)	6,227	(113)	—	3,320
Other current assets	—	(11,171)	1,394	151	—	(9,626)
Accounts payable	—	(1,747)	(3,867)	(2,353)	—	(7,967)
Other current liabilities	(1,090)	2,248	(10,438)	1,334	—	(7,946)
Other assets and liabilities	(244)	(2,446)	5,165	(14)	—	2,461

Net cash provided by (used in) operating activities	(244)	40,783	7,464	2,271	—	50,274

Cash flows from investing activities
Capital expenditures	—	(18,784)	(2,152)	—	—	(20,936)
Acquisition, net of acquired cash	—	(3,182)	—	—	—	(3,182)

Net cash used in investing activities	—	(21,966)	(2,152)	—	—	(24,118)

Cash flows from financing activities
Principal payments on senior credit facility	—	(1,705)	—	—	—	(1,705)
Principal payments on affiliate note	—	25,626	(25,626)	—	—	—
Issuances of stock under employee stock purchase plan	415	—	—	—	—	415
Issuance of stock for stock options exercised	95	—	—	—	—	95
Minimum tax withholding on restricted stock awards	(266)	—	—	—	—	(266)
Capital contribution from noncontrolling interest in a joint venture	—	(792)	—	1,773	—	981

Net cash provided by (used in) financing activities	244	23,129	(25,626)	1,773	—	(480)

Effect of exchange rate changes on cash	—	(628)	(2,287)	(520)	—	(3,435)

Net increase in cash	—	41,318	(22,601)	3,524	—	22,241
Cash at beginning of period	44	118,914	40,136	6,511	—	165,605

Cash at end of period	$44	$160,232	$17,535	$10,035	$—	$187,846

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “seeks,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance and achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	expectations of growth of the global wireless telecommunications industry, including increases in wireless subscribers, wireless usage, roaming, mobile data, number portability and messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	the effect of changing economic conditions on our business including our 2010 revenue and net income;

•	the sufficiency of our cash on hand, cash available from operations and cash available from our revolving line of credit to fund our operations, debt service and capital expenditures;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	the impact of intense competition in our market for services, including the possible reduction in the price of our services;

•	the inability to develop and maintain relationships with material vendors;

•	the difficulties of successfully integrating our operations with the VM3 Business operations;

•	the impact of new products;

•	uncertain results from our continued expansion into international markets;

•	our stock price volatility and volatility in the market generally;

•	changes in accounting policies and procedures;

•	customer migrations from our services to in-house solutions;

•	changes to regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business, including domestic and international tax law changes;

•	fluctuations in currency exchange rates; and

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

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Services

We provide an integrated suite of services to our customers to meet their evolving technology requirements. In January 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments for the three and six months ended June 30, 2010 and 2009, respectively.

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

•

Messaging Services. Our messaging services reliably translate, route and deliver SMS, MMS and other message formats across disparate networks for wireless operators and enterprise customers. We accomplish the translating, routing and delivering of messages by mapping a message to a phone number, determining the appropriate operator, routing the message accurately and resolving incompatibility issues among CDMA, GSM and VoIP providers. Our services can deliver messages domestically and globally to multiple devices and platforms.

•

Network Services. We connect disparate wireless and fixed line operator networks and enabling access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7/C7 hub. SS7/C7 are the telecommunications industry’s standard network signaling protocols used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID. Our leading number portability services are used by many wireless operators, including most U.S. operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore. In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (Off-Network Database Queries). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers.

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

Executive Overview

Second Quarter Financial Highlights

For the three months ended June 30, 2010, total revenue increased $45.3 million, or 39.9%, to $158.8 million from $113.5 million for the same period in 2009. Net income increased $5.8 million, or 35.6%, to $22.3 million for the three months ended June 30, 2010 from $16.5 million for the same period in 2009. Diluted earnings per share was $0.32 and $0.24 for the three months ended June 30, 2010 and 2009, respectively.

Roaming services revenues increased $9.0 million, or 14.0%, to $73.0 million for the three months ended June 30, 2010 from $64.0 million for the same period in 2009. The revenue increase was primarily due to volume growth driven by our data clearing house, interstandard roaming facilitation services, primarily our UniRoam product; and signaling solutions services offset in part by decreases resulting from the impact of the Verizon acquisition of Alltel in 2009. Volume growth in our data clearing house continues to be predominantly generated by SMS and data sessions partially offset by declines in voice sessions.

Messaging services revenues increased $41.4 million, or 521.0%, to $49.3 million for the three months ended June 30, 2010 from $7.9 million for the same period in 2009. The increase in revenues is primarily a result of $43.1 million in messaging revenues associated with our acquisition of the messaging business from VeriSign, Inc. in the fourth quarter of 2009, partially offset by the impact of Verizon’s acquisition and integration of Alltel during 2009.

Network services revenues decreased $3.8 million, or 10.3%, to $32.9 million for the three months ended June 30, 2010 from $36.7 million for the same period in 2009. The decrease is primarily due to the loss of a certain customer from our SS7 solutions combined with decreased volumes in number portability.

Other services revenues decreased $1.3 million, or 26.6%, to $3.5 million for the three months ended June 30, 2010 from $4.8 million for the same period in 2009. Our technology turnkey solutions offering has experienced lower sales due to timing of and reduced capital expenditures by operators in the Asia Pacific region.

Business Developments

Acquisition of the Messaging Business from VeriSign, Inc.

On August 24, 2009, we entered into an acquisition agreement to acquire the messaging business of VeriSign, Inc. (VeriSign) for a purchase price of $175.0 million, subject to certain adjustments to reflect fluctuations in working capital. Under the acquisition agreement, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses (collectively VM3). On October 23, 2009, the purchase was completed for cash consideration of $175.0 million.

Through the acquisition of VM3, we have expanded our messaging operations to achieve the solution’s scale, reach and capabilities needed to provide mobile operators with new service offerings to meet customers’ growing need for messaging services. These services include:

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

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. This joint venture was awarded the license for Zone 1, which includes the service areas of Delhi, Mumbai and nine other areas. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. The service offering is dependent on completing the processing platform and database, operator readiness and regulatory confirmation of the implementation timeline.

The Indian telecommunications regulatory authority announced uncertainty in the implementation timeline. In general, India mobile operators continue to be delayed in their readiness efforts. However, our readiness efforts are continuing despite this announcement. The regulatory authority is continuing to monitor the operator readiness and expects the number portability launch date will be effective October 31, 2010.

Revenues

Most of our revenues are transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our roaming, messaging, network and other services to telecommunications operators and enterprise customers throughout the world. Generally, there is a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. In addition, our messaging services revenues generally grow sequentially through the calendar year with volumes peaking in the fourth quarter holiday seasons.

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

Consolidated Results of Operations

Comparison of the three and six months ended June 30, 2010 and 2009

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands, except per share amounts)				(dollars in thousands, except per share amounts)
Revenue	$158,805	$113,478	$45,327	39.9%	$307,821	$222,402	$85,419	38.4%
Operating income	$43,197	$32,697	$10,500	32.1%	$81,691	$62,393	$19,298	30.9%
Diluted earnings per share	$0.32	$0.24	0.08	34.4%	$0.61	$0.47	0.14	28.6%

Revenues increased $45.3 million to $158.8 million for the three months ended June 30, 2010 from $113.5 million for the same period in 2009. Revenues increased $85.4 million for the six months ended June 30, 2010 from $222.4 million for the same period in 2009. The increase in revenues was primarily due to transaction volume growth driven by our Roaming and Messaging services including $84.9 million in year-to-date messaging revenues associated with our acquisition of VM3 in the fourth quarter of 2009, of which, $43.1 million was generated in the three months ended June 30, 2010, partially offset by the impact of Verizon’s acquisition and integration of Alltel during 2009. These increases were also offset in part by decreases in Network and Other services.

Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of operations	$59,880	$40,904	$18,976	46.4%	$116,149	$80,862	$35,287	43.6%
As a % of revenue	37.7%	36.0%		1.7%	37.7%	36.4%		1.3%

Cost of operations increased $19.0 million to $59.9 million for the three months ended June 30, 2010 from $40.9 million for the same period in 2009. Cost of operations increased $35.3 million to $116.2 million for the six months ended June 30, 2010 from $80.9 million for the same period in 2009. The increase was primarily due to operating costs associated with our acquisition of VM3, which was completed in the fourth quarter of 2009. As a percentage of revenue, cost of operations increased to 37.7% for the three and six months ended June 30, 2010 from 36.0% and 36.4% for the three and six months ended June 30, 2010 and 2009, respectively, due to the impact of the VM3 acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$13,677	$8,835	$4,842	54.8%	$26,308	$17,523	$8,785	50.1%
As a % of revenue	8.6%	7.8%		0.8%	8.5%	7.9%		0.6%

Sales and marketing expenses increased $4.9 million to $13.7 million for the three months ended June 30, 2010 from $8.8 million for the same period in 2009. Sales and marketing expenses increased $8.8 million to $26.3 million for the six months ended June 30, 2010 from $17.5 million for the same period in 2009. The increase was primarily due to expenses associated with our acquisition of VM3, which was completed in the fourth quarter of 2009, expected higher performance-based compensation, stock-based compensation and trade show expenses incurred during the three and six months ended June 30, 2010. As a percentage of revenue, sales and marketing expense increased 0.8% and 0.6% for the three and six months ended June 30, 2010, respectively, due to increases in product management expenses partially driven by the VM3 acquisition and in support of our new line of business structure.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$23,686	$17,005	$6,681	39.3%	$46,389	$34,003	$12,386	36.4%
As a % of revenue	14.9%	15.0%		(0.1)%	15.1%	15.3%		(0.2)%

General and administrative expenses increased $6.7 million to $23.7 million for the three months ended June 30, 2010 from $17.0 million for the same period in 2009. General and administrative expenses increased $12.4 million to $46.4 million for the six months ended June 30, 2010 from $34.0 million for the same period in 2009. The increase was primarily due to higher performance-based compensation, stock-based compensation, travel and expenses associated with our acquisition of VM3, which was completed in the fourth quarter of 2009, including integration costs of $1.1 million and $1.8 million for the three and six months ended June 30, 2010, respectively. As a percentage of revenue, general and administrative expense decreased to 14.9% and 15.1% for the three and six months ended June 30, 2010, respectively, from 15.0% and 15.3% for the three and six months ended June 30, 2009, respectively, as a result of leveraging these costs with the acquisition of VM3.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$18,365	$14,037	$4,328	30.8%	$37,284	$27,621	$9,663	35.0%
As a % of revenue	11.6%	12.4%		(0.8)%	12.1%	12.4%		(0.3)%

Depreciation and amortization expenses increased $4.3 million to $18.3 million for the three months ended June 30, 2010 from $14.0 million for the same period in 2009. Depreciation and amortization expenses increased $9.7 million to $37.3 million for the six months ended June 30, 2010 from $27.6 million for the same period in 2009. The increase was primarily due to the amortization of intangible assets from our acquisition of VM3.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$26	$49	$(23)	(46.9)%	$52	$241	$(189)	(78.4)%
Interest expense	$(6,823)	$(7,495)	$(672)	(9.0)%	$(13,656)	$(14,851)	$(1,195)	(8.0)%
Other, net	$180	$851	$(671)	(78.8)%	$804	$1,134	$(330)	(29.1)%

Interest income decreased $0.2 million to a de minimis amount for the six months ended June 30, 2010 from $0.2 million for the same period in 2009. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $0.7 million to $6.8 million for the three months ended June 30, 2010 from $7.5 million for the same period in 2009. Interest expense decreased $1.2 million to $13.7 for the six months ended June 30, 2010 from $14.9 million for the same period in 2009. The decrease was primarily due to lower variable interest rates on our Euro denominated senior credit facility.

Other, net decreased $0.7 million and $0.3 million for the three and six months ended June 30, 2010, respectively, from the same periods in 2009. The decrease was primarily due to foreign currency transaction gain (loss) on foreign denominated cash balances and intercompany accounts as a result of our global presence and other non-operating income.

Provision for income taxes increased $4.6 million to $14.2 million for the three months ended June 30, 2010 from $9.6 million for the same period in 2009. Provision for income taxes increased $10.4 million to $26.8 million for the six months ended June 30, 2010 from $16.4 million for the same period in 2009. During the three months ended June 30, 2010 and 2009, the effective tax rate was 38.9% and 36.9%, respectively. During the six months ended June 30, 2010 and 2009, the effective tax rate was 38.9% and 33.5%, respectively. During the six months ended June 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1.4 million due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of discrete tax adjustments, the effective tax rate for the six months ended June 30, 2009 was 36.2%. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher domestic tax rates.

Segment Results of Operations

Roaming Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$73,023	$64,049	$8,974	14.0%	$138,928	$123,409	$15,519	12.6%
Segment operating income	$45,468	$38,547	$6,921	18.0%	$85,135	$73,578	$11,557	15.7%
Segment operating margin %	62.3%	60.2%		2.1%	61.3%	59.6%		1.7%

Roaming services revenues increased $9.0 million, or 14.0%, to $73.0 million for the three months ended June 30, 2010 from $64.0 million for the same period in 2009. Roaming services revenues increased $15.5 million, or 12.6%, to $138.9 million for the six months ended June 30, 2010 from $123.4 million for the same period in 2009. The revenue increase was primarily due to volume growth driven by our data clearing house; interstandard roaming facilitation services, primarily our UniRoam product; and signaling solutions services offset in part by decreases resulting from the impact of the Verizon acquisition of Alltel in 2009. During the three months ended June 30, 2010, we also experienced volume growth in MDR, which positively impacted revenue as compared to the same period in the prior year. Volume growth in our data clearing house continues to be predominantly generated by SMS and data sessions partially offset by declines in voice sessions.

Segment operating income increased $6.9 million to $45.4 million for the three months ended June 30, 2010 from $38.5 million for the same period in 2009. The increase is driven by higher revenue offset by increases in operations and support expenses of $1.9 million primarily for performance-based and stock-based compensation and depreciation and amortization of $0.2 million. Segment operating income increased $11.5 million to $85.1 million for the six months ended June 30, 2010 from $73.6 million for the same period in 2009. The increase is driven by higher revenue offset by increases in operations and support expenses of $3.0 million primarily for performance-based and stock-based compensation and depreciation and amortization of $1.0 million.

Segment operating margins within the Roaming segment increased 2.1% and 1.7% during the three and six months ended June 30, 2010, respectively, from the same period in 2009. The increase is a result of higher revenues in excess of operations costs due to the fixed nature of our cost of operations. The increase was partially offset by higher product management related expenses.

Messaging Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$49,336	$7,944	$41,392	521.0%	$96,748	$17,366	$79,382	457.1%
Segment operating income	$20,460	$2,945	$17,515	594.7%	$38,854	$7,114	$31,740	446.1%
Segment operating margin %	41.5%	37.1%		4.4%	40.2%	41.0%		(0.8)%

Messaging services revenues increased $41.4 million, or 521.0%, to $49.3 million for the three months ended June 30, 2010 from $7.9 million for the same period in 2009. Messaging services revenues increased $79.4 million or 457.1%, to $96.7 million for the six months ended June 30, 2010 from $17.3 million for the same period in 2009. The increase in revenues is primarily a result of $84.9 million in year-to-date messaging revenues associated with our acquisition of VM3 in the fourth quarter of 2009, of which $43.1 million was generated in the three months ended June 30, 2010, partially offset by the impact of Verizon’s acquisition and integration of Alltel during 2009.

Segment operating income increased $17.5 million to $20.4 million for the three months ended June 30, 2010 from $2.9 million for the same period in 2009. Segment operating income increased $31.7 million to $38.8 million for the six months ended June 30, 2010 from $7.1 million for the same period in 2009. The increase is primarily driven by our acquisition of VM3 in the fourth quarter of 2009.

Segment operating margins within the Messaging segment increased 4.4% during the three months ended June 30, 2010 from the same period in 2009. The increase is due to higher volumes combined with the one-time impact of the renewal of a significant customer contract. Segment operating margins within the Messaging segment decreased 0.8% during the six months ended June 30, 2010 from the same period in 2009. The decrease is a result of the impact of the VM3 acquisition.

Network Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$32,935	$36,701	$(3,766)	(10.3)%	$66,337	$71,950	$(5,613)	(7.8)%
Segment operating income	$8,272	$12,402	$(4,130)	(33.3)%	$18,983	$24,192	$(5,209)	(21.5)%
Segment operating margin %	25.1%	33.8%		(8.7)%	28.6%	33.6%		(5.0)%

Network services revenues decreased $3.8 million, or 10.3%, to $32.9 million for the three months ended June 30, 2010 from $36.7 million for the same period in 2009. Network services revenues decreased $5.6 million to $66.3 for the six months ended June 30, 2010 from $71.9 million for the same period in 2009. The decrease is primarily due to the loss of a certain customer from our SS7 solutions combined with decreased volumes in our number portability products.

As a result of the revenue decline, segment operating income decreased $4.1 million to $8.3 million for the three months ended June 30, 2010 from $12.4 million for the same period in 2009 and decreased $5.2 million to $19.0 million for the six months ended June 30, 2010 from $24.2 million for the same period in 2009.

Segment operating margins within the Network services segment decreased 8.7% and 5.0% during the three and six months ended June 30, 2010, respectively, from the same period in 2009 due to the fixed nature of our cost of operations.

Liquidity and Capital Resources

Cash Flow Information

Cash and cash equivalents were $120.7 million at June 30, 2010 as compared to $91.9 million at December 31, 2009. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$57,478	$50,274
Net cash used in investing activities	(28,456)	(24,118)
Net cash provided by (used in) financing activities	3,795	(480)
Effect of exchange rate changes on cash	(4,027)	(3,435)

Net increase in cash	$28,790	$22,241

Net cash provided by operating activities increased $7.2 million to $57.5 million for the six months ended June 30, 2010 from $50.3 million for the same period in 2009. The increase was due to higher net income adjusted for non-cash items, partially offset by the timing of working capital items. Net income adjusted for non-cash items increased $21.4 million, as a result of the factors discussed under the Results of Operations section. Cash used for working capital was driven by a $16.6 million payment for transition services payable to VeriSign, Inc. under the transition services agreement entered into as a part of the VM3 acquisition which was an obligation as of December 31, 2009.

Net cash used in investing activities was $28.5 million for the six months ended June 30, 2010, which includes $28.0 million for capital expenditures and $0.5 million for the final working capital adjustment for the acquisition of VM3. Capital expenditures related to investments in internal infrastructure, including capacity increases and messaging integration as well as capitalized software for new products and services. Net cash used in investing activities was $24.1 million for the six months ended June 30, 2009, which includes $20.9 million for capital expenditures and $3.2 million for the acquisition of Wireless Solutions International in May 2009. Capital expenditures primarily related to investment in our internal infrastructure, including network infrastructure to support capacity growth for customers, and capitalized software.

Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2010, which includes $1.7 million of principal payments on our senior credit facility offset by $3.8 million of stock issued for stock option exercises, $1.1 million of stock issued under the employee share purchase program and $1.1 million in capital contributions received from partners holding a noncontrolling interest in a joint venture. Net cash used in financing activities was $0.5 million for the six months ended June 30, 2009, which includes $1.7 million of principal payments on our senior credit facility offset by $1.0 million in capital contributions from the noncontrolling interest in a joint venture.

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

As of June 30, 2010, we had an aggregate face amount of $317.1 million of outstanding indebtedness under our senior credit facility representing $209.9 million in U.S. dollar denominated term loans and $107.2 million in Euro-denominated term loans including $29.6 million available under the revolving credit line and $14.2 million available under the Euro-denominated revolving credit line. As of June 30, 2010, the applicable interest rate was 2.85% on the term loan based on the LIBOR option and 2.93% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of June 30, 2010, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7   3/4 % Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7  3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7  3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7  3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of June 30, 2010, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Cash Net Income

Cash net income is calculated by (i) adding the following items to net income: provision for income taxes, non-cash stock compensation, acquisition related expenses including transition and integration costs and purchase accounting amortization; (ii) adjusting the resulting pre-tax sum for a provision for income taxes at an assumed long-term tax rate of 37.5%, which excludes the effect of our net operating losses; and (iii) adding to that sum the cash benefit of our tax-deductible goodwill. The cash benefit is a result of the differing treatments of approximately $436 million of goodwill on our balance sheet as of June 30, 2010 and December 31, 2009, which primarily is the result of acquisitions that we made from Verizon in February 2002, IOS North America in September 2004 and VM3 in October 2009. Specifically, while this goodwill is not amortized for GAAP purposes, the amortization of goodwill is, nonetheless, deductible in calculating our taxable income and, hence, reduces actual cash tax liabilities.

We report cash net income as we believe that it provides an after-tax operating performance measure including the cash impact of our tax deductible goodwill to compare current operating results with prior periods.

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income, the closest GAAP financial measure, to adjusted EBITDA and cash net income is presented in the financial tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation to adjusted EBITDA
Net income	$22,336	$16,478	$42,065	$32,510
Interest expense, net	6,797	7,446	13,604	14,610
Provision for income taxes	14,244	9,624	26,826	16,407
Depreciation and amortization	18,365	14,037	37,284	27,621
Non-cash stock compensation	3,165	1,908	5,992	3,015
BSG Wireless transition expenses	—	2,059	—	4,625
Messaging acquisition and integration expenses	1,116	—	1,798	—

Adjusted EBITDA	$66,023	$51,552	$127,569	$98,788

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation to cash net income
Net income	$22,336	$16,478	$42,065	$32,510
Add provision for income taxes	14,244	9,624	26,826	16,407

Income before provision for income taxes	36,580	26,102	68,891	48,917

Non-cash stock compensation	3,165	1,908	5,992	3,015
Purchase accounting amortization	9,082	6,917	18,285	13,708
BSG Wireless transition expenses	—	2,059	—	4,625
Messaging acquisition and integration expenses	1,116	—	1,798	—

Adjusted income before provision for income taxes	49,943	36,986	94,966	70,265

Less assumed provision for income taxes at 37.5%	(18,728)	(13,870)	(35,612)	(26,349)
Add cash savings of tax deductible goodwill(1)	2,777	2,301	5,553	4,602

Cash net income	$33,992	$25,417	$64,907	$48,518

Cash net income per share	$0.49	$0.37	$0.94	$0.71
Diluted shares outstanding	68,899	68,029	68,738	67,980

(1)	Represents the cash benefit realized currently as a result of the tax deductibility of goodwill amortization.

A reconciliation of operating free cash flow to net cash provided by operating activities, the closest GAAP measure, is presented in the financial table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation to operating free cash flow
Net cash provided by operating activities	$39,311	$33,273	$57,478	$50,274
Capital expenditures	(14,517)	(14,121)	(27,959)	(20,936)

Operating Free Cash Flow	$24,794	$19,152	$29,519	$29,338

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and six months ended June 30, 2010 and 2009.

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

During the six months ended June 30, 2010, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2009. In addition, we do not believe that any of our reporting units is at risk of failing the initial step for calculating goodwill impairment as of June 30, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our summary of significant accounting policies in Note 2 of our Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q.

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

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $121.7 million and $152.7 million as of June 30, 2010 and December 31, 2009, respectively.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2010 and December 31, 2009, we had $317.1 million and $337.5 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows of approximately $3.2 million for the next twelve month period ending June 30, 2011. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

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

A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2010 would have increased or decreased our revenues and net income by approximately $3.1 million and $1.1 million, respectively.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of June 30, 2010, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During our first quarter ended March 31, 2010, we integrated the finance functions relating to the messaging business acquisition from VeriSign, Inc. into the internal control structure of the Company. Prior to the integration, these functions were provided by VeriSign, Inc. under a transition services agreement. There were no other changes in our internal control over financial reporting during the three or six months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.4	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2010 (unaudited) and December 31, 2009, (ii) the Condensed Consolidated Statements of Income (unaudited) for the three and six month periods ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2010 and 2009, and (iv) Notes to Condensed Unaudited Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC. SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2010	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2010 (unaudited) and December 31, 2009, (ii) the Condensed Consolidated Statements of Income (unaudited) for the three and six month periods ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2010 and 2009, and (iv) Notes to Condensed Unaudited Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.