Form 10-Q
period 2010-09-30
SYNIVERSE HOLDINGS INC; SYNIVERSE TECHNOLOGIES INC
filed 2010-11-04
CIK 1169264, 1172203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares Outstanding as of November 1, 2010

Syniverse Holdings, Inc.: 70,213,314 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$153,517	$91,934
Accounts receivable, net of allowances of $8,336 and $7,290, respectively	150,393	126,127
Prepaid and other current assets	40,312	20,813

Total current assets	344,222	238,874

Property and equipment, net	80,779	64,315
Capitalized software, net	65,563	75,249
Deferred costs, net	6,103	7,388
Goodwill	676,049	685,710
Identifiable intangibles, net	212,791	234,938
Other assets	3,989	3,250

Total assets	$1,389,496	$1,309,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,864	$8,020
Transition services payable	—	16,609
Accrued payroll and related benefits	22,969	9,832
Accrued interest	1,760	5,150
Accrued income taxes	—	1,468
Deferred revenues	6,300	6,197
Other accrued liabilities	32,987	32,042
Current portion of Term Note B	3,387	3,452

Total current liabilities	76,267	82,770
Long-term liabilities:
Deferred tax liabilities	108,700	87,254
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	325,160	334,012
Other long-term liabilities	11,928	9,534

Total liabilities	697,055	688,570

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 70,189,838 shares issued and 69,989,840 shares outstanding and 69,574,505 shares issued and 69,382,507 shares outstanding at September 30, 2010 and December 31, 2009, respectively	70	69
Additional paid-in capital	499,412	483,227
Retained earnings	215,548	149,582
Accumulated other comprehensive loss	(23,309)	(12,205)
Common stock held in treasury, at cost; 199,998 at September 30, 2010 and 191,998 at December 31, 2009	(15)	(15)

Total Syniverse Holdings, Inc. stockholders’ equity	691,706	620,658
Noncontrolling interest	735	496

Total equity	692,441	621,154

Total liabilities and stockholders’ equity	$1,389,496	$1,309,724

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$166,870	$116,662	$474,691	$339,064

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	61,939	41,326	178,088	122,188
Sales and marketing	15,232	8,789	41,540	26,312
General and administrative	24,984	15,986	71,373	49,989
Depreciation and amortization	19,092	14,585	56,376	42,206

	121,247	80,686	347,377	240,695

Operating income	45,623	35,976	127,314	98,369

Other income (expense), net:
Interest income	22	33	74	274
Interest expense	(6,930)	(7,059)	(20,586)	(21,910)
Other, net	1,870	(40)	2,674	1,094

	(5,038)	(7,066)	(17,838)	(20,542)

Income before provision for income taxes	40,585	28,910	109,476	77,827
Provision for income taxes	17,600	11,338	44,426	27,745

Net income	22,985	17,572	65,050	50,082
Net loss attributable to noncontrolling interest	357	172	916	225

Net income attributable to Syniverse Holdings, Inc.	$23,342	$17,744	$65,966	$50,307

Net income per common share:
Basic	$0.33	$0.26	$0.95	$0.73

Diluted	$0.33	$0.26	$0.94	$0.73

Weighted average common shares outstanding:
Basic	68,819	68,088	68,540	67,965

Diluted	69,280	68,303	68,913	68,078

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$65,050	$50,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	57,661	43,499
Provision for uncollectible accounts	618	591
Deferred income tax expense	22,484	15,826
Stock-based compensation	9,399	5,288
Other, net	(57)	76
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(25,108)	(2,539)
Other current assets	(19,334)	(6,081)
Accounts payable	14,303	(14,478)
Transition services payable	(16,609)	—
Other current liabilities	(2,832)	(12,139)
Other assets and liabilities	879	2,951

Net cash provided by operating activities	106,454	83,076

Cash flows from investing activities
Capital expenditures	(43,680)	(27,027)
Acquisition, net of acquired cash	(497)	(3,099)

Net cash used in investing activities	(44,177)	(30,126)

Cash flows from financing activities
Principal payments on senior credit facility	(2,500)	(2,580)
Issuance of stock under employee stock purchase plan	1,132	415
Issuance of stock for stock options exercised	6,256	2,586
Minimum tax withholding on restricted stock awards	(601)	(295)
Capital contribution from noncontrolling interest in a joint venture	1,092	981

Net cash provided by financing activities	5,379	1,107

Effect of exchange rate changes on cash	(6,073)	(3,465)

Net increase in cash	61,583	50,592
Cash at beginning of period	91,934	165,605

Cash at end of period	$153,517	$216,197

Supplemental cash flow information
Interest paid	$22,627	$23,361
Income taxes paid	32,907	23,444

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Revenue Recognition

The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our roaming, messaging, network and other services to wireless and enterprise operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. In addition, our messaging services revenues generally grow sequentially through the calendar year with volumes peaking during the fourth quarter holiday seasons.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $132,909 and $152,747 as of September 30, 2010 and December 31, 2009, respectively.

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

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period and are included in other income (expense), net in the consolidated income statements. For the three and nine months ended September 30, 2010, we recorded foreign currency transaction gain of $1,791 and $1,944, respectively. For the three and nine months ended September 30, 2009, we recorded foreign currency transaction (loss) gain of $(40) and $1,094, respectively.

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

Segment Information

Effective January 1, 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments. The segment information presented herein reflects the realignment of our operations into the new segments for the three and nine months ended September 30, 2010 and 2009, respectively.

We analyze each of our reporting segments based on segment revenues, operating expenses (including depreciation and amortization) and operating income excluding certain sales and general and administrative costs which are not allocated to the business lines. Interest income (expense), other, net and the provision for income taxes are managed on a consolidated basis and are, accordingly, reflected only in consolidated results. Therefore, these items are excluded from our segment operating results. We have three reportable segments: (1) Roaming Services; (2) Messaging Services; and (3) Network Services. In addition, we also present a Corporate and Other category which includes our technology turn-key solutions including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers primarily in the Asia Pacific region.

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

4. Goodwill

The changes to the carrying value of goodwill during the nine months ended September 30, 2010 were as follows:

2010
Goodwill balance as of December 31, 2009	$685,710
Effect of foreign currency translation	(9,661)

Goodwill balance as of September 30, 2010	$676,049

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

The following table displays the computation of net income per common share using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted net income per common share:
Net income attributable to Syniverse Holdings, Inc.	$23,342	$17,744	$65,966	$50,307
Less: net income allocated to restricted stock	(403)	(206)	(1,140)	(494)

Net income available to common shareholders	$22,939	$17,538	$64,826	$49,813

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	68,818,510	68,088,050	68,539,595	67,965,214
Dilutive stock options and restricted stock	461,464	215,092	373,698	113,026

Diluted weighted-average common shares outstanding	69,279,974	68,303,142	68,913,293	68,078,240

Basic net income per common share	$0.33	$0.26	$0.95	$0.73

Diluted net income per common share	$0.33	$0.26	$0.94	$0.73

For the nine months ended September 30, 2010, and 2009, options to purchase 1,125,292 and 1,529,844 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

6. Supplemental Equity and Comprehensive Income Information

Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to stockholders of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

		Stockholders of Syniverse Holdings, Inc.
	Total	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest
Balance, December 31, 2009	$621,154	$69	$483,227	$149,582	$(12,205)	$(15)	$496

Comprehensive income (1)	54,009	—	—	65,966	(11,104)	—	(853)
Issuance of stock for stock options exercised	6,256	1	6,255	—	—	—
Stock-based compensation	9,399	—	9,399	—	—	—	—
Issuance of stock under employee stock purchase plan	1,132	—	1,132	—	—	—	—
Minimum tax withholding on restricted stock awards	(601)	—	(601)	—	—	—	—
Capital contribution from noncontrolling interest in a joint venture	1,092	—	—	—	—	—	1,092

Balance, September 30, 2010	$692,441	$70	$499,412	$215,548	$(23,309)	$(15)	$735

(1)	The allocation of the individual components of comprehensive income attributable to stockholders of Syniverse Holdings, Inc. and the noncontrolling interests is disclosed in the comprehensive income section of this note.

Comprehensive Income

Comprehensive income is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. Comprehensive income, net of taxes, for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$22,985	$17,572	$65,050	$50,082
Foreign currency translation adjustments (1)	12,584	5,053	(12,061)	8,636
Net change in fair value of interest rate swap (2)	358	73	1,020	414

Comprehensive income	$35,927	$22,698	$54,009	$59,132

(1)	Foreign currency translation adjustments are shown net of tax (expense) benefit of $(1,208) and $1,091 for the three months ended September 30, 2010 and 2009, respectively, and net of tax benefit of $1,705 and $968 for the nine months ended September 30, 2010 and 2009, respectively.
(2)	The change in fair value of the interest rate swap is shown net of tax benefit of $228 and $47 for the three months ended September 30, 2010 and 2009, respectively, and net of tax benefit of $650 and $190 for the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes the allocation of total comprehensive income between stockholders of Syniverse, Inc. and the noncontrolling interest:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$23,342	$(357)	$22,985	$65,966	$(916)	$65,050
Foreign currency translation adjustments	12,522	62	12,584	(12,124)	63	(12,061)
Net change in fair value of interest rate swap	358	—	358	1,020	—	1,020

Comprehensive income (loss)	$36,222	$(295)	$35,927	$54,862	$(853)	$54,009

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$17,744	$(172)	$17,572	$50,307	$(225)	$50,082
Foreign currency translation adjustments	5,048	5	5,053	8,570	66	8,636
Net change in fair value of interest rate swap	73	—	73	414	—	414

Comprehensive income (loss)	$22,865	$(167)	$22,698	$59,291	$(159)	$59,132

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

The impact to our income from operations of recording stock-based compensation for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of operations	$136	$86	$420	$192
Sales and marketing	1,208	581	3,380	1,261
General and administrative	2,063	1,606	5,599	3,835

Total stock-based compensation	$3,407	$2,273	$9,399	$5,288

The following table summarizes information about our stock option activity:

Stock Options	Shares
Outstanding at December 31, 2009	2,480,977
Granted	959,980
Exercised	(447,226)
Cancelled or expired	(64,897)

Outstanding at September 30, 2010	2,928,834

Exerciseable at September 30, 2010	1,026,491

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2009	802,550
Granted	218,330
Vested	(141,016)
Forfeited	(54,770)

Unvested at September 30, 2010	825,094

Activity related to our performance-based restricted stock is as follows:

Performance-Based Restricted Stock	Shares
Unvested at December 31, 2009	133,590
Granted	155,470
Vested	—
Forfeited	(2,900)

Unvested at September 30, 2010	286,160

We issued 447,226 and 188,322 shares related to stock option exercises during the nine months ended September 30, 2010 and 2009, respectively. We issued 81,850 and 60,950 shares related to the employee stock purchase plan during the nine months ended September 30, 2010 and 2009, respectively.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. During the nine months ended September 30, 2010 and 2009, the effective tax rate was 40.6% and 35.6%, respectively. During the nine months ended September 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1,443 due to an adjustment for an item believed to be non-deductible in prior periods. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher tax rates and certain discrete items.

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

9. Derivative Instruments and Hedging Activities

On October 6, 2008, we entered into an interest rate swap agreement with a notional amount of $100,000. The purpose of this transaction was to provide a hedge against the effects of changes in interest rates on our U.S.-denominated term loan under our senior credit facility which carries a variable interest rate. The hedge effectively swaps variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. Under the terms of the interest rate swap, we pay a fixed rate of 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin and receive payments from our counterparty based on the 1-month LIBOR over the life of the agreement without an exchange of the underlying principal amount. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. The effective date of the swap is October 31, 2008 and has matured on October 31, 2010.

We have designated the interest rate swap as a cash flow hedge. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. As of September 30, 2010 and December 31, 2009, the fair value of our interest rate swap (based on Level 2 inputs) is $201 and $1,871, respectively, which is recorded in other accrued liabilities in the consolidated balance sheets and is offset by a corresponding amount in accumulated other comprehensive loss. There was no ineffective portion of the swap during the nine months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010, we recognized other comprehensive gain of $1,020, net of tax.

Net Investment Hedge of a Foreign Operation

We have designated our Euro-denominated debt as a net investment hedge of certain foreign operations. For the nine months ended September 30, 2010 and 2009, $6,413 and $4,420, respectively, of loss related to the revaluation of the debt from Euros to US dollars was included as a component of accumulated other comprehensive loss.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the nine month period ending September 30, 2010.

As of September 30, 2010 and December 31, 2009, we held an interest rate swap that is required to be measured at fair value on a recurring basis. The following tables show the fair value measurement on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(201)	$—	$(201)	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(1,871)	$—	$(1,871)	$—

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

The fair value of the 7 3/4% senior subordinated notes due 2013 is based upon quoted market prices in inactive markets for similar instruments (Level 2). The fair value of the Term Note B is based upon quoted market prices in active markets for similar instruments (Level 2). The carrying amounts and fair values of our long-term debt as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$328,547	$326,510	$337,464	$325,653
7 3/4% senior subordinated notes, due 2013	$175,000	$178,728	$175,000	$173,915

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

We also present a Corporate and Other category which includes our technology turn-key solutions including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers in the Asia Pacific region.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2010 and 2009, is shown in the following tables:

	For the three months ended September 30, 2010
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$83,752	$45,265	$34,362	$2,225	$165,604
Off-Network Database Queries	—	—	1,266	—	1,266

Total segment revenues	83,752	45,265	35,628	2,225	166,870

Operations and support expenses	23,352	23,625	22,462	32,716	102,155
Depreciation and amortization expense	6,553	5,428	3,931	3,180	19,092

Total segment operating expenses	29,905	29,053	26,393	35,896	121,247

Segment operating income (loss)	$53,847	$16,212	$9,235	$(33,671)	$45,623

	For the three months ended September 30, 2009
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$69,066	$5,231	$36,327	$4,486	$115,110
Off-Network Database Queries	—	—	1,552	—	1,552

Total segment revenues	69,066	5,231	37,879	4,486	116,662

Operations and support expenses	19,916	3,829	19,362	22,994	66,101
Depreciation and amortization expense	6,351	1,307	4,495	2,432	14,585

Total segment operating expenses	26,267	5,136	23,857	25,426	80,686

Segment operating income (loss)	$42,799	$95	$14,022	$(20,940)	$35,976

	For the nine months ended September 30, 2010
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$222,680	$142,013	$98,294	$8,033	$471,020
Off-Network Database Queries	—	—	3,671	—	3,671

Total segment revenues	222,680	142,013	101,965	8,033	474,691

Operations and support expenses	64,037	71,077	61,611	94,276	291,001
Depreciation and amortization expense	19,661	15,870	12,136	8,709	56,376

Total segment operating expenses	83,698	86,947	73,747	102,985	347,377

Segment operating income (loss)	$138,982	$55,066	$28,218	$(94,952)	$127,314

	For the nine months ended September 30, 2009
	Roaming Services	Messaging Services	Network Services	Corporate and Other	Consolidated
Revenues from external customers	$192,475	$22,597	$105,332	$14,163	$334,567
Off-Network Database Queries	—	—	4,497	—	4,497

Total segment revenues	192,475	22,597	109,829	14,163	339,064

Operations and support expenses	57,599	12,749	57,633	70,508	198,489
Depreciation and amortization expense	18,499	2,639	13,982	7,086	42,206

Total segment operating expenses	76,098	15,388	71,615	77,594	240,695

Segment operating income (loss)	$116,377	$7,209	$38,214	$(63,431)	$98,369

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
North America	$131,537	$81,527	$372,899	$241,467
Asia Pacific	9,293	9,447	28,184	28,317
Caribbean and Latin America	9,418	8,391	28,879	24,049
Europe, Middle East and Africa	15,356	15,745	41,058	40,734
Off-Network Database Queries (i)	1,266	1,552	3,671	4,497

Total Revenues	$166,870	$116,662	$474,691	$339,064

(i)	Off-Network Database Queries are not allocated to geograghic regions.

For the three months ended September 30, 2010 and 2009, we derived 72.9% and 64.8%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2010 and 2009, we derived 72.3% and 66.3%, respectively, of our revenues from customers in the United States.

13. Restructurings

In December 2009, we completed a restructuring plan to reduce our workforce in Asia Pacific to better align our operating costs to the economic environment and eliminated certain redundant positions in Europe and North America. As a result of this plan, we incurred severance related costs of $2,583. We do not allocate restructuring charges to our reportable segments. Through September 30, 2010, we have paid $2,351 related to this plan, which includes the $538 paid through December 31, 2009. We expect to pay the remainder of these benefits in 2010.

For the nine months ended September 30, 2010, we had the following activity in our restructuring accruals:

	December 31, 2009 Balance	Additions	Payments	Reductions	September 30, 2010 Balance
December 2009 Restructuring Termination costs	$2,045	$—	$(1,813)	$—	$232

Total	$2,045	$—	$(1,813)	$—	$232

14. Subsequent Event

On October 28, 2010, we entered into a definitive agreement to be acquired by an affiliate of The Carlyle Group (“Carlyle”), a global alternative asset manager, for approximately $2.6 billion. Our Board of Directors unanimously approved the transaction, which is subject to customary closing conditions, including approval of the stockholders and various regulatory organizations, but is not subject to any financing conditions. Carlyle will acquire all of the outstanding common shares of Syniverse for $31.00 per share in cash. The transaction is expected to close in the first quarter of 2011.

A special meeting of Syniverse’s stockholders will be held after the preparation and filing of a proxy statement with the Securities and Exchange Commission and subsequent mailing to shareholders. Upon completion of the acquisition, Syniverse will become a private company, wholly owned by Carlyle.

15. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$124,426	$19,273	$9,774	$—	$153,517
Accounts receivable, net of allowances	—	95,669	48,998	5,726	—	150,393
Accounts receivable - affiliates	20,886	—	67,438	3,919	(92,243)	—
Prepaid and other current assets	31	30,001	12,406	863	(2,989)	40,312

Total current assets	20,961	250,096	148,115	20,282	(95,232)	344,222

Property and equipment, net	—	51,272	29,004	503	—	80,779
Capitalized software, net	—	33,874	31,520	169	—	65,563
Deferred costs, net	—	6,103	—	—	—	6,103
Goodwill	—	363,822	311,534	693	—	676,049
Identifiable intangibles, net	—	132,912	79,879	—	—	212,791
Other assets	—	2,191	—	2,593	(795)	3,989
Investment in subsidiaries	675,882	536,907	—	—	(1,212,789)	—

Total assets	$696,843	$1,377,177	$600,052	$24,240	$(1,308,816)	$1,389,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,704	$1,884	$276	$—	$8,864
Accounts payable - affiliates	3,916	61,923	12,442	14,697	(92,978)	—
Accrued payroll and related benefits	1,221	12,657	7,814	1,277	—	22,969
Accrued interest	—	1,760	—	—	—	1,760
Accrued income taxes	—	—	2,989	—	(2,989)	—
Deferred revenues	—	483	5,620	197	—	6,300
Other accrued liabilities	—	17,917	14,712	358	—	32,987
Current portion of Term Note B	—	3,387	—	—	—	3,387

Total current liabilities	5,137	104,831	45,461	16,805	(95,967)	76,267

Long-term liabilities:
Deferred tax liabilities	—	92,824	16,311	—	(435)	108,700
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	325,160	—	—	—	325,160
Other long-term liabilities	—	3,480	8,677	131	(360)	11,928

Total liabilities	5,137	701,295	70,449	16,936	(96,762)	697,055

Stockholders’ equity:
Common stock	70	—	116,651	4,299	(120,950)	70
Additional paid-in capital	499,412	394,992	472,255	2,192	(869,439)	499,412
Retained earnings	215,548	273,445	(33,479)	2,213	(242,179)	215,548
Accumulated other comprehensive (loss) income	(23,309)	6,725	(25,824)	(1,400)	20,499	(23,309)
Common stock held in treasury, at cost	(15)	(15)	—	—	15	(15)

Total Syniverse Holdings, Inc. stockholders’ equity	691,706	675,147	529,603	7,304	(1,212,054)	691,706
Noncontrolling interest	—	735	—	—	—	735

Total equity	691,706	675,882	529,603	7,304	(1,212,054)	692,441

Total liabilities and stockholders’ equity	$696,843	$1,377,177	$600,052	$24,240	$(1,308,816)	$1,389,496

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$108,437	$53,440	$4,993	$—	$166,870

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	136	37,397	23,596	810	—	61,939
Sales and marketing	950	5,859	5,767	2,656	—	15,232
General and administrative	(1,436)	19,456	4,267	2,697	—	24,984
Depreciation and amortization	—	10,745	8,337	10	—	19,092

	(350)	73,457	41,967	6,173	—	121,247

Operating income (loss)	350	34,980	11,473	(1,180)	—	45,623

Other income (expense), net:
Income from equity investment	22,776	7,686	—	—	(30,462)	—
Interest income	—	764	19	—	(761)	22
Interest expense	—	(6,930)	(761)	—	761	(6,930)
Other, net	—	1,422	1,034	(586)	—	1,870

	22,776	2,942	292	(586)	(30,462)	(5,038)

Income (loss) before provision for income taxes	23,126	37,922	11,765	(1,766)	(30,462)	40,585

Provision (benefit) for income taxes	141	15,146	2,922	(609)	—	17,600

Net income (loss)	22,985	22,776	8,843	(1,157)	(30,462)	22,985
Net loss attributable to noncontrolling interest	—	357	—	—	—	357

Net income (loss) attributable to Syniverse Holdings, Inc.	$22,985	$23,133	$8,843	$(1,157)	$(30,462)	$23,342

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$296,364	$165,496	$12,831	$—	$474,691

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	420	103,236	71,877	2,555	—	178,088
Sales and marketing	2,653	17,108	14,562	7,217	—	41,540
General and administrative	1,427	50,683	14,990	4,273	—	71,373
Depreciation and amortization	—	32,782	23,569	25	—	56,376

	4,500	203,809	124,998	14,070	—	347,377

Operating income (loss)	(4,500)	92,555	40,498	(1,239)	—	127,314

Other income (expense), net:
Income from equity investment	67,761	24,728	—	—	(92,489)	—
Interest income	—	778	53	4	(761)	74
Interest expense	—	(20,585)	(761)	(1)	761	(20,586)
Other, net	—	1,175	1,232	267	—	2,674

	67,761	6,096	524	270	(92,489)	(17,838)

Income (loss) before provision for income taxes	63,261	98,651	41,022	(969)	(92,489)	109,476

Provision (benefit) for income taxes	(1,789)	30,890	15,434	(109)	—	44,426

Net income (loss)	65,050	67,761	25,588	(860)	(92,489)	65,050
Net loss attributable to noncontrolling interest	—	916	—	—	—	916

Net income (loss) attributable to Syniverse Holdings, Inc.	$65,050	$68,677	$25,588	$(860)	$(92,489)	$65,966

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$65,050	$67,761	$25,588	$(860)	$(92,489)	$65,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	34,067	23,569	25	—	57,661
Provision for uncollectible accounts	—	(53)	413	258	—	618
Deferred income tax expense	—	22,484	—	—	—	22,484
Income from equity investment	(67,761)	(24,728)	—	—	92,489	—
Stock-based compensation	9,399	—	—	—	—	9,399
Other, net	—	(64)	7	—	—	(57)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(34,714)	9,513	93	—	(25,108)
Prepaids and other current assets	—	(15,582)	(3,923)	171	—	(19,334)
Accounts payable	752	10,860	2,115	576	—	14,303
Transition services payable	—	—	(16,609)	—	—	(16,609)
Other current liabilities	(14,227)	28,860	(19,121)	1,656	—	(2,832)
Other assets and liabilities	—	(527)	1,550	(144)	—	879

Net cash provided by (used in) operating activities	(6,787)	88,364	23,102	1,775	—	106,454

Cash flows from investing activities
Capital expenditures	—	(21,726)	(21,797)	(157)	—	(43,680)
Acquisition, net of acquired cash	—	(497)	—	—	—	(497)

Net cash used in investing activities	—	(22,223)	(21,797)	(157)	—	(44,177)

Cash flows from financing activities
Principal Payments on senior credit facility	—	(2,500)	—	—	—	(2,500)
Issuance of stock under employee stock purchase plan	1,132	—	—	—	—	1,132
Issuance of stock for stock options exercised	6,256	—	—	—	—	6,256
Minimum tax withholding on restricted stock awards	(601)	—	—	—	—	(601)
Capital contribution from noncontrolling interest in a joint venture	—	1,092	—	—	—	1,092

Net cash provided by (used in) financing activities	6,787	(1,408)	—	—	—	5,379

Effect of exchange rate changes on cash	—	63	(6,843)	707	—	(6,073)

Net increase (decrease) in cash	—	64,796	(5,538)	2,325	—	61,583
Cash at beginning of period	44	59,630	24,811	7,449	—	91,934

Cash at end of period	$44	$124,426	$19,273	$9,774	$—	$153,517

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$59,630	$24,811	$7,449	$—	$91,934
Accounts receivable, net of allowances	—	60,902	59,122	6,103	—	126,127
Accounts receivable - affiliates	7,626	—	72,940	934	(81,500)	—
Prepaid and other current assets	31	12,674	8,312	998	(1,202)	20,813

Total current assets	7,701	133,206	165,185	15,484	(82,702)	238,874

Property and equipment, net	—	48,022	15,923	370	—	64,315
Capitalized software, net	—	38,977	36,174	98	—	75,249
Deferred costs, net	—	7,388	—	—	—	7,388
Goodwill	—	363,822	321,189	699	—	685,710
Identifiable intangibles, net	—	142,051	92,887	—	—	234,938
Other assets	—	2,984	—	2,472	(2,206)	3,250
Investment in subsidiaries	613,727	554,725	—	—	(1,168,452)	—

Total assets	$621,428	$1,291,175	$631,358	$19,123	$(1,253,360)	$1,309,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,445	$2,527	$48	$—	$8,020
Accounts payable - affiliates	301	62,488	11,993	8,760	(83,542)	—
Transition services payable	—	—	16,609	—	—	16,609
Accrued payroll and related benefits	469	3,056	5,012	1,295	—	9,832
Accrued interest	—	5,150	—	—	—	5,150
Accrued income taxes	—	—	2,669	1	(1,202)	1,468
Deferred revenues	—	1,196	4,885	116	—	6,197
Other accrued liabilities	—	15,143	16,040	859		32,042
Current portion of Term Note B	—	3,452	—	—	—	3,452

Total current liabilities	770	95,930	59,735	11,079	(84,744)	82,770
Long-term liabilities:
Deferred tax liabilities	—	70,338	17,206	—	(290)	87,254
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	—	175,000
Term Note B, less current maturities	—	334,012	—	—	—	334,012
Other long-term liabilities	—	2,168	7,487	249	(370)	9,534

Total liabilities	770	677,448	84,428	11,328	(85,404)	688,570

Stockholders’ equity:
Common stock	69	—	116,651	2,110	(118,761)	69
Additional paid-in capital	483,227	475,869	516,130	2,192	(994,191)	483,227
Retained earnings	149,582	149,582	(72,581)	3,138	(80,139)	149,582
Accumulated other comprehensive (loss) income	(12,205)	(12,205)	(13,270)	355	25,120	(12,205)
Common stock held in treasury, at cost	(15)	(15)	—	—	15	(15)

Total Syniverse Holdings Inc. stockholders’ equity	620,658	613,231	546,930	7,795	(1,167,956)	620,658
Noncontrolling interest	—	496	—	—	—	496

Total equity	620,658	613,727	546,930	7,795	(1,167,956)	621,154

Total liabilities and stockholders’ equity	$621,428	$1,291,175	$631,358	$19,123	$(1,253,360)	$1,309,724

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$94,279	$16,659	$5,724	$—	$116,662

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	85	33,555	6,521	1,165	—	41,326
Sales and marketing	581	5,770	847	1,591	—	8,789
General and administrative	1,606	5,149	3,596	5,635	—	15,986
Depreciation and amortization	—	11,307	3,271	7	—	14,585

	2,272	55,781	14,235	8,398	—	80,686

Operating income (loss)	(2,272)	38,498	2,424	(2,674)	—	35,976

Other income (expense), net:
Income from equity investment	18,985	31,512	—	—	(50,497)	—
Interest income	—	15	15	3	—	33
Interest expense	—	(7,059)	—	—	—	(7,059)
Other, net	—	25	(30)	(35)	—	(40)

	18,985	24,493	(15)	(32)	(50,497)	(7,066)

Income (loss) before provision for income taxes	16,713	62,991	2,409	(2,706)	(50,497)	28,910

Provision (benefit) for income taxes	(859)	44,006	(32,159)	350	—	11,338

Net income	17,572	18,985	34,568	(3,056)	(50,497)	17,572
Net loss attributable to noncontrolling interest	—	172	—	—	—	172

Net income (loss) attributable to Syniverse Holdings, Inc.	$17,572	$19,157	$34,568	$(3,056)	$(50,497)	$17,744

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$278,738	$47,098	$13,228	$—	$339,064

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	192	101,258	17,995	2,743	—	122,188
Sales and marketing	1,261	15,756	4,165	5,130	—	26,312
General and administrative	3,834	29,854	10,994	5,307	—	49,989
Depreciation and amortization	—	32,435	9,719	52	—	42,206

	5,287	179,303	42,873	13,232	—	240,695

Operating income (loss)	(5,287)	99,435	4,225	(4)	—	98,369

Other income (expense), net:
Income from equity investment	53,420	38,903	—	—	(92,323)	—
Interest income	—	96	118	60	—	274
Interest expense	—	(21,910)	—	—	—	(21,910)
Other, net	—	61	140	893	—	1,094

	53,420	17,150	258	953	(92,323)	(20,542)

Income before provision for income taxes	48,133	116,585	4,483	949	(92,323)	77,827

Provision (benefit) for income taxes	(1,949)	63,165	(33,990)	519	—	27,745

Net income	50,082	53,420	38,473	430	(92,323)	50,082
Net loss attributable to noncontrolling interest	—	225	—	—	—	225

Net income attributable to Syniverse Holdings, Inc.	$50,082	$53,645	$38,473	$430	$(92,323)	$50,307

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$50,082	$53,420	$38,473	$430	$(92,323)	$50,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	39,070	4,376	53	—	43,499
Provision for (recovery of) uncollectible accounts	—	617	(26)	—	—	591
Deferred income tax expense	—	15,826	—	—	—	15,826
Income from equity investment	(53,420)	(38,903)	—	—	92,323	—
Stock-based compensation	5,288	—	—	—	—	5,288
Other, net	—	68	(2)	10	—	76
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(4,026)	4,957	(3,470)	—	(2,539)
Prepaids and other current assets	—	21,827	(27,822)	(86)	—	(6,081)
Accounts payable	—	(15,271)	(4,259)	5,052	—	(14,478)
Other current liabilities	(1,950)	(9,182)	(908)	(99)	—	(12,139)
Other long-term assets and liabilities	(2,706)	4,069	1,468	120	—	2,951

Net cash provided by (used in) operating activities	(2,706)	67,515	16,257	2,010	—	83,076

Cash flows from investing activities
Capital expenditures	—	(25,913)	(1,079)	(35)	—	(27,027)
Acquisition, net of acquired cash	—	(3,099)	—	—	—	(3,099)

Net cash used in investing activities	—	(29,012)	(1,079)	(35)	—	(30,126)

Cash flows from financing activities
Principal payments on senior credit facility	—	(2,580)	—	—	—	(2,580)
Principal payments on Highwood’s note	—	25,626	(25,626)	—	—	—
Issuances of stock under employee stock purchase plan	415	—	—	—	—	415
Issuance of stock for stock options exercised	2,586	—	—	—	—	2,586
Minimum tax withholding on restricted stock awards	(295)	—	—	—	—	(295)
Capital contribution from noncontrolling interest in a joint venture	—	981	—	—	—	981

Net cash provided by (used in) financing activities	2,706	24,027	(25,626)	—	—	1,107

Effect of exchange rate changes on cash	—	104	(6,621)	3,052	—	(3,465)

Net increase in cash	—	62,634	(17,069)	5,027	—	50,592
Cash at beginning of period	44	118,914	40,136	6,511	—	165,605

Cash at end of period	$44	$181,548	$23,067	$11,538	$—	$216,197

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 as updated by our Quarterly Reports on Form 10-Q.

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

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. In addition, on October 23, 2009, we completed the acquisition of the messaging business of VeriSign, Inc. (VeriSign or VM3). Through the acquisition of VM3, we have expanded our messaging operations to achieve the solution’s scale, reach and capabilities needed to provide mobile operators with new service offerings to meet customers’ growing need for messaging services. Through our integrated suite of services, we enable customers to provide their subscribers with enhanced services including:

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

Services

We provide an integrated suite of services to our customers to meet their evolving technology requirements. In January 2010, we implemented changes to our internal operating structure as a result of the acquisition of the messaging business of VeriSign, Inc. in October 2009. In line with our strategies and realignment of our services to better coordinate our operations with similar type service offerings, we reorganized our operations into three primary lines of business with business leaders heading each line of business with profitability responsibility for their respective business line. This ensures that we are aligning our resources closer to where decisions are made that affect our customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business lines. As a result, our new operating structure has resulted in changes to our reportable business segments for the three and nine months ended September 30, 2010 and 2009, respectively.

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

•

Messaging Services. Our messaging services reliably translate, route and deliver SMS, MMS and other message formats across disparate networks for wireless operators and enterprise customers. We accomplish the translating, routing and delivering of messages by mapping a message to a phone number, determining the appropriate operator, routing the message accurately and resolving incompatibility issues among CDMA, GSM and VoIP providers. Our services can deliver messages domestically and globally to multiple devices and platforms. The messaging services segment captures the services acquired with the VM3 acquisition including Inter-Carrier Gateway, PictureMail, Premium Messaging Gateway and Mobile Enterprise Solutions (MES).

•

Network Services. We connect disparate wireless and fixed line operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7/C7 hub. SS7/C7 are the telecommunications industry’s standard network signaling protocols used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID. We have recently introduced IPX as a new product which enables operators to interconnect IP services between operators for multiple types of traffic across a single network. Our leading number portability services are used by many wireless operators, including most U.S. operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore. In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (Off-Network Database Queries). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers.

We also present a Corporate and Other category which includes our technology turn-key solutions including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business as well as sales, marketing, corporate administrative and other functions. Our ITHL business provides value-added services to customers in the Asia Pacific region.

Executive Overview

Third Quarter Financial Highlights

For the three months ended September 30, 2010, total revenue increased $50.2 million, or 43.0%, to $166.9 million from $116.7 million for the same period in 2009. Net income increased $5.4 million, or 30.8%, to $23.0 million for the three months ended September 30, 2010 from $17.6 million for the same period in 2009. Diluted earnings per share was $0.33 and $0.26 for the three months ended September 30, 2010 and 2009, respectively.

Roaming services revenues increased $14.7 million, or 21.3%, to $83.8 million for the three months ended September 30, 2010 from $69.1 million for the same period in 2009. The revenue increase was primarily due to volume growth driven by our data clearing house, primarily our CDMA data clearing house product, and MDR. Volume growth in our data clearing house continues to be predominantly generated by data sessions and SMS, partially offset by declines in voice sessions.

Messaging services revenues increased $40.0 million, or 765.3%, to $45.2 million for the three months ended September 30, 2010 from $5.2 million for the same period in 2009. The increase in revenues is primarily a result of $39.0 million in messaging revenues associated with our acquisition of the messaging business from VeriSign, Inc. in the fourth quarter of 2009.

Network services revenues decreased $2.3 million, or 5.9%, to $35.6 million for the three months ended September 30, 2010 from $37.9 million for the same period in 2009. The decrease is primarily due to the loss of a certain customer from our SS7 solutions offset by increased porting volumes in number portability.

Other services revenues decreased $2.3 million, or 50.4% to $2.2 million for the three months ended September 30, 2010 from $4.5 million for the same period in 2009. Our technology turnkey solutions offering has experienced lower sales due to timing of and reduced capital expenditures by operators in the Asia Pacific region.

Business Developments

Proposed merger with an affiliate of The Carlyle Group

On October 28, 2010, we entered into a definitive agreement to be acquired by an affiliate of The Carlyle Group (“Carlyle”), a global alternative asset manager, for approximately $2.6 billion. Our Board of Directors unanimously approved the transaction, which is subject to customary closing conditions, including approval of the stockholders and various regulatory organizations, but is not subject to any financing conditions. Carlyle will acquire all of the outstanding common shares of Syniverse for $31.00 per share in cash. The transaction is expected to close in the first quarter of 2011.

A special meeting of Syniverse’s stockholders will be held after the preparation and filing of a proxy statement with the Securities and Exchange Commission and subsequent mailing to shareholders. Upon completion of the acquisition, Syniverse will become a private company, wholly owned by Carlyle.

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. This joint venture was awarded the license for Zone 1, which includes the service areas of Delhi, Mumbai and nine other areas. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. The service offering is dependent on operator readiness and regulatory confirmation of the implementation timeline.

Several times since February 2009, the Indian telecommunications regulatory authority has announced uncertainty in the implementation timeline. In general, India mobile operators continue to be delayed in their readiness efforts. However, our readiness efforts are complete. The regulatory authority is continuing to monitor the operator readiness and in its most recent statement indicated the expectation of the number portability launch date will be phased in commencing in the fourth quarter of 2010.

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

Consolidated Results of Operations

Comparison of the three and nine months ended September 30, 2010 and 2009

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands, except per share amounts)				(dollars in thousands, except per share amounts)
Revenue	$166,870	$116,662	$50,208	43.0%	$474,691	$339,064	$135,627	40.0%
Operating income	$45,623	$35,976	$9,647	26.8%	$127,314	$98,369	$28,945	29.4%
Diluted earnings per share	$0.33	$0.26	0.07	29.0%	$0.94	$0.73	0.21	28.6%

Revenues increased $50.2 million to $166.9 million for the three months ended September 30, 2010 from $116.7 million for the same period in 2009. Revenues increased $135.6 million to $474.7 million for the nine months ended September 30, 2010 from $339.1 million for the same period in 2009. The increase in revenues was primarily due to transaction volume growth driven by our Roaming and Messaging services including $123.9 million in year-to-date messaging revenues associated with our acquisition of VM3 in the fourth quarter of 2009, of which, $39.0 million was generated in the three months ended September 30, 2010. These increases were offset in part by decreases in Network and Other services.

Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of operations	$61,939	$41,326	$20,613	49.9%	$178,088	$122,188	$55,900	45.7%
As a % of revenue	37.1%	35.4%		1.7%	37.5%	36.0%		1.5%

Cost of operations increased $20.6 million to $61.9 million for the three months ended September 30, 2010 from $41.3 million for the same period in 2009. Cost of operations increased $55.9 million to $178.1 million for the nine months ended September 30, 2010 from $122.2 million for the same period in 2009. The increase was primarily due to operating costs associated with our acquisition of VM3, which was completed in the fourth quarter of 2009. As a percentage of revenue, cost of operations increased to 37.1% and 37.5% for the three and nine months ended September 30, 2010 from 35.4% and 36.0% for the three and nine months ended September 30, 2010 and 2009, respectively, due to the impact of the VM3 acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$15,232	$8,789	$6,443	73.3%	$41,540	$26,312	$15,228	57.9%
As a % of revenue	9.1%	7.5%		1.6%	8.8%	7.8%		1.0%

Sales and marketing expenses increased $6.4 million to $15.2 million for the three months ended September 30, 2010 from $8.8 million for the same period in 2009. Sales and marketing expenses increased $15.2 million to $41.5 million for the nine months ended September 30, 2010 from $26.3 million for the same period in 2009. The increase was primarily due to expenses associated with our acquisition of VM3, which was completed in the fourth quarter of 2009, and expected higher performance-based compensation and stock-based compensation expenses incurred during the three and nine months ended September 30, 2010 as compared to the same periods in 2009. As a percentage of revenue, sales and marketing expense increased 1.6% and 1.0% for the three and nine months ended September 30, 2010, respectively, due to increases in product management expenses partially driven by the VM3 acquisition and in support of our new line of business structure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$24,984	$15,986	$8,998	56.3%	$71,373	$49,989	$21,384	42.8%
As a % of revenue	15.0%	13.7%		1.3%	15.0%	14.7%		0.3%

General and administrative expenses increased $9.0 million to $25.0 million for the three months ended September 30, 2010 from $16.0 million for the same period in 2009. General and administrative expenses increased $21.4 million to $71.4 million for the nine months ended September 30, 2010 from $50.0 million for the same period in 2009. The increase was primarily due to higher performance-based compensation, stock-based compensation, professional services, travel and expenses associated with our acquisition of VM3, which was completed in the fourth quarter of 2009, including integration costs of $0.8 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. As a percentage of revenue, general and administrative expense increased to 15.0% for the three and nine months ended September 30, 2010, respectively, from 13.7% and 14.7% for the three and nine months ended September 30, 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$19,092	$14,585	$4,507	30.9%	$56,376	$42,206	$14,170	33.6%
As a % of revenue	11.4%	12.5%		(1.1)%	11.9%	12.4%		(0.5)%

Depreciation and amortization expenses increased $4.5 million to $19.1 million for the three months ended September 30, 2010 from $14.6 million for the same period in 2009. Depreciation and amortization expenses increased $14.2 million to $56.4 million for the nine months ended September 30, 2010 from $42.2 million for the same period in 2009. The increase was primarily due to the amortization of intangible assets from our acquisition of VM3.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$22	$33	$(11)	(33.3)%	$74	$274	$(200)	(73.0)%
Interest expense	$(6,930)	$(7,059)	$(129)	(1.8)%	$(20,586)	$(21,910)	$(1,324)	(6.0)%
Other, net	$1,870	$(40)	$1,910	(4775.0)%	$2,674	$1,094	$1,580	144.4%

Interest income decreased $0.2 million to $0.1 million for the nine months ended September 30, 2010 from $0.3 million for the same period in 2009. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $0.1 million to $6.9 million for the three months ended September 30, 2010 from $7.0 million for the same period in 2009. Interest expense decreased $1.3 million to $20.6 for the nine months ended September 30, 2010 from $21.9 million for the same period in 2009. The decrease was primarily due to lower variable interest rates on our Euro denominated senior credit facility.

Other, net increased $1.9 million and $1.6 million for the three and nine months ended September 30, 2010, respectively, from the same periods in 2009. The increase was primarily due to foreign currency transaction gain (loss) on foreign denominated cash balances and intercompany accounts as a result of our global presence and other non-operating income.

Provision for income taxes increased $6.3 million to $17.6 million for the three months ended September 30, 2010 from $11.3 million for the same period in 2009. Provision for income taxes increased $16.7 million to $44.4 million for the nine months ended September 30, 2010 from $27.7 million for the same period in 2009. During the three months ended September 30, 2010 and 2009, the effective tax rate was 43.4% and 39.2%, respectively. During the nine months ended September 30, 2010 and 2009, the effective tax rate was 40.6% and 35.6%, respectively. During the nine months ended September 30, 2010, the income tax provision was adjusted for a tax benefit of approximately $0.6 million due to certain discrete items. Excluding the effect of discrete tax adjustments, the effective tax rate for the nine months ended September 30, 2010 was 40.1%. During the nine months ended September 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1.4 million due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of discrete tax adjustments, the effective tax rate for the nine months ended September 30, 2009 was 37.8%. The increase in our effective tax rate is attributed to the mix of income from domestic and foreign tax jurisdictions with higher domestic tax rates and certain discrete items.

Segment Results of Operations

Roaming Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$83,752	$69,066	$14,686	21.3%	$222,680	$192,475	$30,205	15.7%
Segment operating income	$53,847	$42,799	$11,048	25.8%	$138,982	$116,377	$22,605	19.4%
Segment operating margin %	64.3%	62.0%		2.3%	62.4%	60.5%		1.9%

Roaming services revenues increased $14.7 million, or 21.3%, to $83.8 million for the three months ended September 30, 2010 from $69.1 million for the same period in 2009. Roaming services revenues increased $30.2 million, or 15.7%, to $222.7 million for the nine months ended September 30, 2010 from $192.5 million for the same period in 2009. The revenue increase was primarily due to volume growth driven by our data clearing house, primarily our CDMA data clearing house product, and MDR. Volume growth in our data clearing house continues to be predominantly generated by data sessions and SMS partially offset by declines in voice sessions.

Segment operating income increased $11.0 million to $53.8 million for the three months ended September 30, 2010 from $42.8 million for the same period in 2009. The increase is driven by higher revenue offset by increases in operations and support expenses of $3.4 million primarily for performance-based and stock-based compensation and depreciation and amortization of $0.2 million. Segment operating income increased $22.6 million to $139.0 million for the nine months ended September 30, 2010 from $116.4 million for the same period in 2009. The increase is driven by higher revenue offset by increases in operations and support expenses of $6.4 million primarily for performance-based and stock-based compensation; software licenses and maintenance costs to support higher volumes; and depreciation and amortization of $1.2 million.

Segment operating margins within the Roaming segment increased 2.3 percentage points and 1.9 percentage points during the three and nine months ended September 30, 2010, respectively, from the same period in 2009. The increase is a result of higher revenues in excess of operations costs due to the fixed nature of our cost of operations.

Messaging Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$45,265	$5,231	$40,034	765.3%	$142,013	$22,597	$119,416	528.5%
Segment operating income	$16,212	$95	$16,117	16965.3%	$55,066	$7,209	$47,857	663.8%
Segment operating margin %	35.8%	1.8%		34.0%	38.8%	31.9%		6.9%

Messaging services revenues increased $40.0 million, or 765.3%, to $45.2 million for the three months ended September 30, 2010 from $5.2 million for the same period in 2009. Messaging services revenues increased $119.4 million or 528.5%, to $142.0 million for the nine months ended September 30, 2010 from $22.6 million for the same period in 2009. The increase in revenues is primarily a result of $123.9 million in year-to-date messaging revenues associated with our acquisition of VM3 in the fourth quarter of 2009, of which $39.0 million was generated in the three months ended September 30, 2010.

Segment operating income increased $16.1 million to $16.2 million for the three months ended September 30, 2010 from $0.1 million for the same period in 2009. Segment operating income increased $47.9 million to $55.1 million for the nine months ended September 30, 2010 from $7.2 million for the same period in 2009. The increase is primarily driven by our acquisition of VM3 in the fourth quarter of 2009.

Segment operating margins within the Messaging segment increased 34.0 percentage points during the three months ended September 30, 2010 from the same period in 2009. The increase is driven primarily by the impact of the acquisition offset by the loss of a customer in 2009. Segment operating margins within the Messaging segment increased 6.9 percentage points during the nine months ended September 30, 2010 from the same period in 2009. The increase is a result of higher volumes, partially offset by the impact of the VM3 acquisition.

Network Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$35,628	$37,879	$(2,251)	(5.9)%	$101,965	$109,829	$(7,864)	(7.2)%
Segment operating income	$9,235	$14,022	$(4,787)	(34.1)%	$28,218	$38,214	$(9,996)	(26.2)%
Segment operating margin %	25.9%	37.0%		(11.1)%	27.7%	34.8%		(7.1)%

Network services revenues decreased $2.3 million, or 5.9%, to $35.6 million for the three months ended September 30, 2010 from $37.9 million for the same period in 2009. Network services revenues decreased $7.9 million to $101.9 for the nine months ended September 30, 2010 from $109.8 million for the same period in 2009. The decrease is primarily due to the loss of a certain customer from our SS7 solutions offset by increased volumes in our number portability products.

Segment operating income decreased $4.8 million to $9.2 million for the three months ended September 30, 2010 from $14.0 million for the same period in 2009 and decreased $10.0 million to $28.2 million for the nine months ended September 30, 2010 from $38.2 million for the same period in 2009. The decrease was driven by the decline in revenue combined with increased costs associated with the expansion of our network infrastructure.

Segment operating margins within the Network services segment decreased 11.1 percentage points and 7.1 percentage points during the three and nine months ended September 30, 2010, respectively, from the same period in 2009 due to the fixed nature of our cost of operations.

Liquidity and Capital Resources

Cash Flow Information

Cash and cash equivalents were $153.5 million at September 30, 2010 as compared to $91.9 million at December 31, 2009. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$106,454	$83,076
Net cash used in investing activities	(44,177)	(30,126)
Net cash provided by financing activities	5,379	1,107
Effect of exchange rate changes on cash	(6,073)	(3,465)

Net increase in cash	$61,583	$50,592

Net cash provided by operating activities increased $23.4 million to $106.5 million for the nine months ended September 30, 2010 from $83.1 million for the same period in 2009. The increase was due to higher net income adjusted for non-cash items, partially offset by the timing of working capital items. Net income adjusted for non-cash items increased $39.8 million, as a result of the factors discussed under the Results of Operations section. Cash used for working capital was driven by higher accounts receivables and prepaid and other current assets largely associated with the acquisition of VM3 combined with a $16.6 million payment for transition services payable to VeriSign, Inc. under the transition services agreement entered into as a part of the VM3 acquisition which was an obligation as of December 31, 2009.

Net cash used in investing activities was $44.2 million for the nine months ended September 30, 2010, which includes $43.7 million for capital expenditures and $0.5 million for the final working capital adjustment for the acquisition of VM3. Capital expenditures related to investments in internal infrastructure, including capacity increases and messaging integration as well as capitalized software for new products and services. Net cash used in investing activities was $30.1 million for the nine months ended September 30, 2009, which includes $27.0 million for capital expenditures and $3.1 million for the acquisition of Wireless Solutions International in May 2009. Capital expenditures primarily related to investment in our internal infrastructure, including IPX and network infrastructure to support capacity growth for customers, upgrading our business continuity and disaster recovery platform and capitalized software for new products and services.

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2010, which includes $2.5 million of principal payments on our senior credit facility offset by $6.3 million of stock issued for stock option exercises, $1.1 million of stock issued under the employee share purchase program and $1.1 million in capital contributions received from partners holding a noncontrolling interest in a joint venture. Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2009, which includes $2.6 million of principal payments on our senior credit facility offset by $2.6 million of stock issued for stock option exercises and the $1.0 million in capital contributions from the noncontrolling interest in a joint venture.

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100.0 million of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and has matured on October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

We believe that, based upon cash on hand, projected operating cash flow and the availability of funds from our revolving line of credit, we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that this liquidity is sufficient to fund our debt repayment obligations. We plan to repay or refinance existing long-term debt by its maturity. We may desire to obtain additional long-term financing for other purposes, including future acquisitions. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need supplemental funding. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

As of September 30, 2010, we had an aggregate face amount of $328.5 million of outstanding indebtedness under our senior credit facility representing $209.4 million in U.S. dollar denominated term loans and $119.1 million in Euro-denominated term loans including $29.6 million available under the revolving credit line and $14.2 million available under the Euro-denominated revolving credit line. As of September 30, 2010, the applicable interest rate was 2.76% on the term loan based on the LIBOR option and 3.08% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of September 30, 2010, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2010, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

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

Cash Net Income

Cash net income is calculated by (i) adding the following items to net income: provision for income taxes, non-cash stock compensation, acquisition related expenses including transition and integration costs and purchase accounting amortization; (ii) adjusting the resulting pre-tax sum for a provision for income taxes at an assumed long-term tax rate of 37.5%, which excludes the effect of our net operating losses; and (iii) adding to that sum the cash benefit of our tax-deductible goodwill. The cash benefit is a result of the differing treatments of approximately $436 million of goodwill on our balance sheet as of September 30, 2010 and December 31, 2009, which primarily is the result of acquisitions that we made from Verizon in February 2002, IOS North America in September 2004 and VM3 in October 2009. Specifically, while this goodwill is not amortized for GAAP purposes, the amortization of goodwill is, nonetheless, deductible in calculating our taxable income and, hence, reduces actual cash tax liabilities.

We report cash net income as we believe that it provides an after-tax operating performance measure including the cash impact of our tax deductible goodwill to compare current operating results with prior periods.

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income, the closest GAAP financial measure, to adjusted EBITDA and cash net income is presented in the financial tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation to adjusted EBITDA
Net income	$22,985	$17,572	$65,050	$50,082
Interest expense, net	6,908	7,026	20,512	21,636
Provision for income taxes	17,600	11,338	44,426	27,745
Depreciation and amortization	19,092	14,585	56,376	42,206
Non-cash stock compensation	3,407	2,273	9,399	5,288
BSG Wireless transition expenses	—	1,511	—	6,136
Messaging acquisition and integration expenses	758	1,756	2,556	1,756

Adjusted EBITDA	$70,750	$56,061	$198,319	$154,849

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation to cash net income
Net income	$22,985	$17,572	$65,050	$50,082
Add provision for income taxes	17,600	11,338	44,426	27,745

Income before provision for income taxes	40,585	28,910	109,476	77,827

Non-cash stock compensation	3,407	2,273	9,399	5,288
Purchase accounting amortization	9,102	7,020	27,387	20,728
BSG Wireless transition expenses	—	1,511	—	6,136
Messaging acquisition and integration expenses	758	1,756	2,556	1,756

Adjusted income before provision for income taxes	53,852	41,470	148,818	111,735

Less assumed provision for income taxes at 37.5%	(20,194)	(15,551)	(55,806)	(41,901)
Add cash savings of tax deductible goodwill(1)	2,775	2,301	8,328	6,903

Cash net income	$36,433	$28,220	$101,340	$76,737

Cash net income per share	$0.53	$0.41	$1.47	$1.13
Diluted shares outstanding	69,280	68,303	68,913	68,078

(1)	Represents the cash benefit realized currently as a result of the tax deductibility of goodwill amortization.

A reconciliation of operating free cash flow to net cash provided by operating activities, the closest GAAP measure, is presented in the financial table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation to operating free cash flow
Net cash provided by operating activities	$48,976	$32,802	$106,454	$83,076
Capital expenditures	(15,721)	(6,091)	(43,680)	(27,027)

Operating free cash flow	$33,255	$26,711	$62,774	$56,049

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine months ended September 30, 2010 and 2009.

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

During the nine months ended September 30, 2010, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2009. In addition, we do not believe that any of our reporting units is at risk of failing the initial step for calculating goodwill impairment as of September 30, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our summary of significant accounting policies in Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

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

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $132.9 million and $152.7 million as of September 30, 2010 and December 31, 2009, respectively.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2010 and December 31, 2009, we had $328.5 million and $337.5 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows of approximately $3.3 million for the next twelve month period ending September 30, 2011. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

On October 6, 2008, we entered into an agreement to hedge $100.0 million of our U.S. dollar-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and has matured on October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

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

A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2010 would have increased or decreased our revenues and net income by approximately $5.0 million and $1.4 million, respectively.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of September 30, 2010, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During our first quarter ended March 31, 2010, we integrated the finance functions relating to the messaging business acquisition from VeriSign, Inc. into the internal control structure of the Company. Prior to the integration, these functions were provided by VeriSign, Inc. under a transition services agreement. There were no other changes in our internal control over financial reporting during the three or nine months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009 and disclosed elsewhere in this quarterly report on Form 10-Q. Other than as set forth below, or elsewhere in this Report or our other filings with the Securities and Exchange Commission, there has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

There are risks and uncertainties associated with the proposed merger with an affiliate of Carlyle.

On October 28, 2010, we entered into a an agreement and plan of merger, which we refer to as the merger agreement, providing for the acquisition of Syniverse Holdings, Inc. (the Company) by an affiliate of Carlyle Partners V, L.P., which we refer to as Carlyle and which affiliate we refer to as Parent. Pursuant to the merger agreement, we will become a wholly owned subsidiary of an affiliate of Carlyle. There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the merger agreement, Parent’s failure to obtain the necessary equity and debt financing contemplated by the commitment letters received in connection with the merger or the failure of that financing to be sufficient to complete the merger and the transactions contemplated thereby. In addition, there can be no assurance that approval of our stockholders and requisite regulatory approvals will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Pending the closing of the merger, the merger agreement also restricts us from engaging in certain actions without Parent’s consent. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger with an affiliate of Carlyle.

The proposed merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition, results of operations and cash flows. For example:

•

customers and vendors may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company;

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 28, 2010, among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and Buccaneer Merger Sub, Inc. (5)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.3	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.4	Bylaws of Syniverse Technologies, Inc. (1)

3.5	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

4.1	Amendment to Rights Agreement. (4)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2010 (unaudited) and December 31, 2009, (ii) the Condensed Consolidated Statements of Income (unaudited) for the three and nine month periods ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2010 and 2009, and (iv) Notes to Condensed Unaudited Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed July 30, 2010.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K filed November 1, 2010.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC. SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

Date: November 4, 2010	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2010 (unaudited) and December 31, 2009, (ii) the Condensed Consolidated Statements of Income (unaudited) for the three and nine month periods ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2010 and 2009, and (iv) Notes to Condensed Unaudited Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.