Form 10-Q
period 2011-09-30
SYNIVERSE HOLDINGS INC
filed 2011-11-09
CIK 1169264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-32432

SYNIVERSE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 9, 2011 was 1,000.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$175,906	$219,456
Accounts receivable, net of allowances of $10,624 and $7,503, respectively	172,939	142,729
Income taxes receivable	3,023	—
Prepaid and other current assets	34,713	25,997

Total current assets	386,581	388,182
Property and equipment, net	79,806	82,230
Capitalized software, net	217,817	65,056
Deferred costs, net	47,750	5,673
Goodwill	1,680,954	670,818
Identifiable intangibles, net	603,081	205,295
Other assets	6,712	3,572

Total assets	$3,022,701	$1,420,826

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$11,427	$10,132
Income taxes payable	—	1,394
Accrued liabilities	76,112	66,019
Deferred revenues	7,606	6,505
Current portion of capital lease obligation	116	135
Current portion of long term debt, net of original issue discount	9,800	3,355

Total current liabilities	105,061	87,540
Long-term liabilities:
Deferred tax liabilities and other	243,923	102,859
Long-term debt, net of current portion and original issue discount	1,471,208	496,226
Long-term capital lease obligation, less current maturities	410	484
Other long-term liabilities	8,330	11,236

Total liabilities	1,828,932	698,345

Commitments and contingencies
Stockholder equity:
Preferred stock, Predecessor, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, Successor, $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2011; Predecessor, $0.001 par value; 100,300,000 shares authorized; 70,569,941 shares issued and 70,369,943 shares outstanding at December 31, 2010, respectively	—	70
Additional paid-in capital	1,205,368	506,625
Retained earnings (accumulated deficit)	(19,090)	243,774
Accumulated other comprehensive income (loss)	3,125	(28,048)
Common stock held in treasury, at cost; Successor, no shares as of September 30, 2011; and Predecessor, 199,998 shares as of December 31, 2010	—	(15)

Total Syniverse Holdings, Inc. stockholder equity	1,189,403	722,406
Noncontrolling interest	4,366	75

Total equity	1,193,769	722,481

Total liabilities and stockholder equity	$3,022,701	$1,420,826

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Period from January 13 to September 30	Period from January 1 to January 12	Nine months ended September 30
	2011	2010	2011		2010
Revenues	$203,680	$166,870	$551,441	$22,014	$474,691

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	67,295	61,939	192,045	9,274	178,088
Sales and marketing	17,350	15,232	46,573	2,376	41,540
General and administrative	26,894	24,984	70,080	3,664	71,373
Depreciation and amortization	49,162	19,092	142,435	2,720	56,376
Restructuring and management termination benefits	699	—	2,476	—	—
Merger expenses	—	—	40,549	47,203	—

	161,400	121,247	494,158	65,237	347,377

Operating income (loss)	42,280	45,623	57,283	(43,223)	127,314
Other income (expense), net:
Interest income	23	22	67	—	74
Interest expense	(26,728)	(6,930)	(85,966)	(859)	(20,586)
Other, net	(1,259)	1,870	(744)	(349)	2,674

	(27,964)	(5,038)	(86,643)	(1,208)	(17,838)

Income (loss) before provision for (benefit from) income taxes	14,316	40,585	(29,360)	(44,431)	109,476
Provision for (benefit from) income taxes	2,633	17,600	(11,968)	(13,664)	44,426

Net income (loss)	11,683	22,985	(17,392)	(30,767)	65,050
Net income (loss) attributable to noncontrolling interest	477	(357)	1,698	(3)	(916)

Net income (loss) attributable to Syniverse Holdings, Inc.	$11,206	$23,342	$(19,090)	$(30,764)	$65,966

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Successor	Predecessor
	Period from January 13 to September 30	Period from January 1 to January 12	Nine months ended September 30,
	2011		2010
Cash flows from operating activities
Net income (loss)	$(17,392)	$(30,767)	$65,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,435	2,720	56,376
Amortization of deferred debt issuance costs and original issue discount	5,449	56	1,285
Allowance for uncollectible accounts	488	46	618
Allowance for credit losses	12,398	164	5,740
Deferred income tax expense (benefit)	(10,910)	2,095	22,484
Excess tax benefit from stock-based compensation	—	8,599	—
Stock-based compensation	5,368	29,162	9,399
Other, net	2,760	31	(57)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(54,562)	11,650	(30,848)
Income tax receivable or payable	19,956	(34,313)	(10,805)
Prepaid and other current assets	(6,207)	(1,920)	(9,987)
Accounts payable	(10,139)	11,111	1,177
Accrued liabilities	3,904	14,167	(4,857)
Other assets and liabilities	(8,161)	(962)	879

Net cash provided by operating activities	85,387	11,839	106,454

Cash flows from investing activities
Capital expenditures	(38,515)	—	(43,680)
Acquisitions	(2,733,121)	—	(497)

Net cash (used in) investing activities	(2,771,636)	—	(44,177)

Cash flows from financing activities
Debt issuance costs paid	(56,393)	—	—
Principal payment on Term Note B, due 2014	—	—	(2,500)
Principal payment on Term Loan B, due 2017	(7,688)	—	—
Borrowings under new senior credit facility, net of discount	1,012,500	—	—
Proceeds from issuance of 9.125% senior unsecured notes	475,000	—	—
Carlyle contribution from Holdings	1,200,000	—	—
Payments on capital lease obligation	(87)	—	—
Issuance of stock for stock options exercised	—	—	1,132
Issuance of stock under employee stock purchase plan	—	—	6,256
Minimum tax withholding on restricted stock awards	—	(619)	(601)
Excess tax benefit from stock-based compensation	—	8,599	—
Capital contribution from noncontrolling interest in a joint venture	—	—	1,092

Net cash provided by financing activities	2,623,332	7,980	5,379

Effect of exchange rate changes on cash	(467)	15	(6,073)

Net (decrease) increase in cash	(63,384)	19,834	61,583
Cash at beginning of period	239,290	219,456	91,934

Cash at end of period	$175,906	$239,290	$153,517

Supplemental cash flow information
Interest paid	$52,022	$—	$22,627
Income taxes (received) paid, net of refund	(15,019)	71	32,907

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE

AMOUNTS)

1. Description of Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearing house, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), number portability and wireless value-added services. We currently provide our services to over 700 telecommunications operations and to nearly 200 enterprise customers in over 160 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, among Syniverse Holdings, Inc. (“Syniverse” or “the Company”), Buccaneer Holdings, Inc., a Delaware corporation (“Holdings”) formed by an affiliate of The Carlyle Group (“Carlyle”) and Buccaneer Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) formed solely for the purpose of entering into the merger, Merger Sub merged with and into Syniverse with Syniverse as the surviving corporation (also referred herein as the “Merger”). As a result of the Merger, Syniverse became a wholly-owned subsidiary of Holdings. See Note 4 for further information regarding the Merger.

Merger Sub was determined to be the acquirer for accounting purposes and therefore, the Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations and noncontrolling interests. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. This allocation is preliminary and includes a number of estimates based on currently available data which, upon further evaluation, may require modification. Periods prior to January 13, 2011 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods on and after January 13, 2011 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”). Certain Merger expenses and financing costs incurred prior to January 13, 2011 by Merger Sub are included in the Successor period, as that period represents the commencement of Successor operations. The only activity undertaken by Merger Sub prior to January 13, 2011 related to the financing and completion of the Merger. For accounting purposes, the preliminary purchase price allocation was applied on January 13, 2011.

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2010 included in our Registration Statement on Form S-4 (File No. 333-176382) declared effective on August 25, 2011 (our “2010 Financial Statements”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2010 Financial Statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

The unaudited condensed consolidated financial statements include the accounts of Syniverse and all of its wholly owned subsidiaries and a variable interest entity (“VIE”) for which Syniverse is deemed to be the primary beneficiary. References to “the Company,” “us,” or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion not owned by us of a consolidated joint venture. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our Network, Messaging, Roaming and Other services to wireless and enterprise operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

We have reevaluated our portfolio of product offerings and effective January 1, 2011 we have shifted certain products between our service offerings. These changes primarily impacted the Network services and Roaming services offerings. All prior periods have been recast under the new alignment for comparative purposes.

•

Network services primarily consist of our intelligent network products such as Signaling Solutions 7 (“SS7”), Mobile Data Roaming (“MDR”), interstandard roaming solutions, call setup and tear down, internet protocol (“IP”) platform solutions and number portability services.

•

Signaling solutions are primarily billed on per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers. These services enable wireless subscribers to roam on other operator networks and enjoy certain features the subscriber would normally have on their home network, including caller-ID and name display.

•

Interstandard roaming solutions and MDR services for Code Division Multiple Access (“CDMA”) operators, revenues vary based on the number or size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. MDR services allow CDMA data devices to roam on other CDMA operator networks. These services have historically been reported within our Roaming services offering and were realigned on January 1, 2011 to Network services to correspond to the underlying nature of the products. These services generate revenue by charging per-transaction based processing fees.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire. This service is based on a per-transaction fee.

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking and signaling traffic to consolidate global network connections via one network for all traffic types. These services are primarily based on fixed monthly charges.

•

Number portability services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. These services allow subscribers to change their operator and maintain their phone number.

In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (“Off-Network Database Queries”). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third-party intelligent network database providers on a per-transaction basis.

For all of our services based on a per-transaction processing fee, we recognize revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

•

Messaging services primarily consist of SMS and MMS services which predominantly generate revenues by charging per-transaction processing fees. For our SMS and MMS services, revenues vary based on the number of messaging records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed.

•

Roaming services primarily consist of roaming, data and financial clearing house services which principally generate revenues by charging per-transaction processing fees. For our wireless roaming clearing house and DataNet services, revenues vary based on the number of records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearing house and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed.

•

Other services include turn-key solutions with multiple product and service elements which may include software and third-party hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenue attributable to an element in a customer arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Joint Venture Interest

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consider this joint venture to be a VIE and consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The assets of this joint venture are restricted, from the standpoint of Syniverse, in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $131,908 and $154,533 as of September 30, 2011 and December 31, 2010, respectively.

Derivative Instruments and Hedging Activities

Derivative instruments are recorded on the condensed consolidated balance sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We do not hold or enter into financial instruments for speculative trading purposes. See Note 12 for more information on our derivative instruments and hedging activities.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in other, net in the condensed consolidated statements of operations. For the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and January 1 through January 12, 2011, we recorded foreign currency transaction losses of $1,236, $744 and $349, respectively. For the three and nine months ended September 30, 2010, we recorded foreign currency transaction gains of $1,791 and $1,944, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) and is included in stockholder equity. Translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive income (loss). Statement of operations items are translated at the average rates prevailing during the period.

Segment Information

Effective January 1, 2011, we combined our previous operating segments, Network, Messaging, and Roaming, into a single reportable segment which also includes the Corporate and Other category we previously reported separately. Additional information about our segments, including financial information, is included in Note 15.

3. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements included in the Accounting Standards Codification (“ASC”) in Topic 605 (Revenue Recognition). This accounting guidance requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. This guidance is effective for fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which is included in the ASC in Topic 985 (Software). ASU 2009-14 amends previous software revenue recognition guidance to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which is included in the ASC in Topic 805 (Business Combinations). ASU 2010-29 amends previous business combinations disclosure of revenue and earnings as though the business combination occurred at the beginning of the comparable prior year annual reporting period. ASU 2010-29 is effective for business combinations entered into in fiscal years beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which is included in the ASC in Topic 820 (Fair Value Measurement). ASU 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard is effective for our financial statements beginning January 1, 2012. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 (Comprehensive Income). ASU 2011-05 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement is effective for presentation of comprehensive income for fiscal years beginning January 1, 2012 and interim periods within those years. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is included in the ASC in Topic 350 (Intangibles – Goodwill and Other). ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this guidance effective January 1, 2012. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

4. Carlyle Merger

On January 13, 2011, Carlyle completed its acquisition of Syniverse Holdings, Inc. for $31.00 per share of our common stock, or approximately $2,223,042 plus the assumption of $510,079 of debt and net of cash acquired of $239,290 for a total purchase price of approximately $2,493,831. The purchase price was funded through the net proceeds from new $1,025,000 senior secured credit facilities, the issuance of $475,000 senior unsecured notes and a $1,200,000 cash equity contribution from Carlyle (collectively, the “Financing”).

In connection with the Merger, the following transactions occurred:

•	investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1,200,000;

•

Merger Sub, a wholly owned subsidiary of Holdings formed solely for the purpose of completing the Merger, issued $475,000 aggregate principal amount of 9.125% senior notes due 2019 and entered into senior secured credit facilities (our “new senior secured credit facilities”) consisting of (1) a senior secured term loan facility of $1,025,000, which was issued with an original issue discount of $10,250 (our “new term loan facility”) and (2) a senior secured revolving credit facility with commitments of $150,000 (our “new revolving credit facility”), which was issued with an original issue discount of $2,250;

•	the merger of Merger Sub with and into Syniverse with Syniverse surviving such merger, became effective;

•

at the effective time of the Merger, each share of Syniverse’s common stock issued and outstanding, including any shares to be issued upon the automatic exercise of any options outstanding under our 2006 Employee Stock Purchase Plan, immediately prior to the effective time of the Merger (other than shares held by stockholders who have properly exercised appraisal rights) were automatically cancelled and converted into the right to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•

at the effective time of the Merger, each outstanding and unexercised option to purchase shares of Syniverse’s common stock, whether or not then vested, were cancelled and entitled the holder thereof to receive a cash amount equal to the excess, if any, of $31.00 over the per-share exercise price of such option, without interest, less applicable withholding tax;

•

at the effective time of the Merger, each outstanding restricted stock award granted under Syniverse’s equity plan became fully vested and the holder thereof was entitled to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•	the Company’s existing 7 3/4% senior subordinated notes due 2013 were satisfied and discharged and certain indebtedness of the Company’s was repaid, including its existing credit facilities;

•

approximately $158,284 of fees and expenses were incurred related to the foregoing, which included $4,313 of costs recorded in the fourth quarter of 2010, capitalized financing costs of $56,000, interest costs of $10,219 relating to the existing debt repayment and discharge and an unused bridge loan financing cost; and

•

at the effective time of the Merger, the Company entered into a consulting services agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. For the Successor period, we recorded $2,133 associated with the annual consulting fee within general and administrative expenses. In addition, for the Successor period, we recorded $20,507 associated with the one-time transaction fee within merger expenses.

We refer to the Merger, the equity contribution to Holdings, the borrowings under our new senior secured credit facilities, the issuance of the 9.125% senior unsecured notes and the other transactions described above as the “Transactions.”

The allocation of the purchase price to the fair market value of the tangible and intangible assets and liabilities of the Company is based on preliminary estimates. The valuation studies necessary to determine the fair market value of the assets and liabilities to be acquired and the related allocations of purchase price are not final. A final determination of fair values will be based on the actual net tangible and intangible assets that existed as of the closing date of the Transactions. The final purchase price allocation will be based, in part, on third-party appraisals and may be different than that reflected in the purchase price allocation below and this difference may be material.

The purchase price allocation is subject to changes in:

•	The fair value of working capital and other assets and liabilities on the effective date;

•	Completion of an appraisal of assets acquired and liabilities assumed; and

•	Identification of intangible assets.

The following provides a preliminary allocation of the purchase price of the Merger:

Cash consideration	$2,733,121
Less: cash acquired	239,290

Total purchase price	$2,493,831

Allocated to:
Cash	$239,290
Accounts receivable	130,807
Prepaid and other current assets	39,473
Property and equipment	80,973
Capitalized software	233,605
Identifiable intangibles	691,181
Other assets	4,089
Accounts payable	(21,185)
Accrued payroll and related benefits	(30,874)
Deferred revenues	(8,585)
Other accrued liabilities	(42,941)
Deferred tax liabilities	(253,997)
Capital lease	(619)
Other long-term liabilities	(5,618)
Noncontrolling interests	(3,432)

Preliminary net assets acquired	1,052,167

Preliminary allocation to goodwill	$1,680,954

The preliminary estimate of fair value of property and equipment acquired (as of the date of Merger) was as follows:

	Estimated Fair Value	Useful Life (years)
Computers and equipment	$54,956	1-5
Furniture and fixtures	954	1-6
Leasehold improvements	9,949	2-15
Construction in progress	15,114

Total property and equipment	$80,973

Depreciation expense of property and equipment was $6,440, $19,525 and $900 for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period from January 1 through January 12, 2011, respectively, which is included in depreciation and amortization expense. Depreciation expense of property and equipment was $6,038 and $16,310 for the three and nine months ended September 30, 2010, respectively, and is included in depreciation and amortization expense.

The preliminary estimate of fair value of capitalized software assets acquired (as of the date of Merger) was as follows:

	Estimated Fair Value	Useful Life (years)
Capitalized software	$28,205	1-3
Developed technology	205,400	3-7

Total capitalized software	$233,605

Amortization expense of capitalized software was $12,101, $34,810 and $907 for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period from January 1 through January 12, 2011, respectively, which is included in depreciation and amortization expense. Amortization expense of capitalized software was $6,515 and $19,153 for the three and nine months ended September 30, 2010, respectively, and is included in depreciation and amortization expense.

The preliminary estimate of fair value of identifiable intangible assets acquired (as of the date of Merger) was as follows:

	Estimated Fair Value	Amortization Period (years)
Finite-lived intangible assets:
Customer relationships	$608,500	5-10
Covenant not to compete	281	3
Indefinite-lived intangible assets:
Tradename and trademarks	82,400

Total intangible assets	$691,181

The following unaudited pro forma financial information presents a summary of our consolidated revenue and net income (loss) for the nine months ended September 30, assuming that the Merger had taken place on January 1, 2010:

	Nine Months Ended
	2011	2010
	Pro Forma	Pro Forma
Revenues	$573,455	$474,691
Net income (loss)	10,217	(25,418)

The above unaudited pro forma financial information has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property and equipment and intangible assets recorded at fair value in purchase accounting. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or the results of operations that may result in the future.

5. Merger Expenses

Predecessor period merger expenses consist of stock-based compensation of $29,162 related to the acceleration of the existing equity awards prior to the Merger, advisory costs of $15,690 and professional services costs including legal, tax and audit services of $2,351. Successor period merger expenses consist of advisory costs of $35,023, of which a portion relates to the transaction fee and expenses paid to Carlyle, and legal, accounting and insurance costs of $5,526.

6. Identifiable Intangibles and Goodwill

Identifiable intangibles, net consists of the following:

	Successor			Predecessor
	September 30, 2011			December 31, 2010
		(Unaudited)
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$608,500	$(88,034)	$520,466	$338,695	$(133,681)	$205,014
Customer contracts	—	—	—	520	(520)	—
Covenant not to compete	281	(66)	215	400	(119)	281

	608,781	(88,100)	520,681	339,615	(134,320)	205,295
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	—	—	—

Total intangible assets	$691,181	$(88,100)	$603,081	$339,615	$(134,320)	$205,295

Customer relationships recorded in conjunction with the Merger in the Successor period are amortized based on the pattern of consumption of the expected benefits to be realized. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for the revenues, expenses and customer attrition. The weighted average amortization period is 9 years. The covenant not to compete recorded in the Successor period is amortized over its estimated useful life and the weighted average amortization period is 3 years.

Customer relationships and covenant not to compete recorded at December 31, 2010 were amortized over their estimated useful lives and their weighted average amortization periods were 12 and 4 years, respectively. Customer contracts recorded in the Predecessor period were amortized over their contractual lives with a 5 year weighted average amortization period.

Amortization expense of identifiable intangibles was $30,621, $88,100 and $913 for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period from January 1 through January 12, 2011, respectively, which is included in depreciation and amortization expense. Amortization expense of identifiable intangibles was $6,539 and $19,929 for the three and nine months ended September 30, 2010, respectively, and is included in depreciation and amortization expense.

The estimated amortization expense of identifiable intangibles as of December 31, for the next five fiscal years is as follows:

Year ended December 31, 2011	$118,771
Year ended December 31, 2012	95,307
Year ended December 31, 2013	92,510
Year ended December 31, 2014	81,475
Year ended December 31, 2015	54,492

The changes to the carrying value of goodwill during the nine months ended September 30, 2011 were as follows:

Predecessor goodwill balance as of December 31, 2010	$670,818
Elimination of Predecessor goodwill	(670,818)
Purchase accounting adjustments	1,680,954

Successor goodwill balance as of September 30, 2011 (Unaudited)	$1,680,954

7. Detail of Accrued Liabilities

Accrued liabilities, consists of the following:

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Unaudited)
Accrued payroll and related benefits	$28,072	$27,852
Accrued interest	20,660	5,150
Accrued network payables	6,824	5,827
Accrued revenue share expenses	3,410	7,601
Other accrued liabilities	17,146	19,589

Total accrued liabilities	$76,112	$66,019

8. Stockholders’ Equity and Comprehensive Income (Loss) Information

Changes in Stockholders’ Equity

In connection with the Merger, each of the outstanding shares of Syniverse common stock was converted into the right to receive cash consideration of $31.00 per share (see Note 4 for further information). Beginning January 13, 2011, Holdings owns 100% of Syniverse’s issued and outstanding common stock.

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to the stockholder of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

			Stockholder of Syniverse Holdings, Inc.
	Common Stock Shares	Total	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest
Predecessor balance, December 31, 2010	70,370	$722,481	$70	$506,625	$243,774	$(28,048)	$(15)	$75

Comprehensive income (loss) (1)		(33,133)	—	—	(30,764)	(2,373)	—	4
Stock-based compensation		29,162	—	29,162	—	—	—	—
Excess tax benefit from stock-based compensation		8,599	—	8,599	—	—	—	—
Minimum tax withholding on restricted stock awards	80	(619)	—	(619)	—	—	—	—

Predecessor balance, January 12, 2011 (Unaudited)	70,450	$726,490	$70	$543,767	$213,010	$(30,421)	$(15)	$79

Purchase accounting adjustments	(70,450)	(723,058)	(70)	(543,767)	(213,010)	30,421	15	3,353
Comprehensive income (loss) (1)		(15,031)	—	—	(19,090)	3,125	—	934
Stock-based compensation		5,368	—	5,368	—	—	—	—
Capital contribution from Holdings	1	1,200,000	—	1,200,000	—	—	—	—

Successor balance, September 30, 2011 (Unaudited)	1	$1,193,769	$—	$1,205,368	$(19,090)	$3,125	$—	$4,366

(1)	The allocation of the individual components of comprehensive income attributable to the stockholder of Syniverse Holdings, Inc. and the noncontrolling interests is disclosed in the comprehensive income section of this note.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. The interest rate swap agreement matured on October 31, 2010. Comprehensive income (loss), net of taxes, for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, the period January 1 through January 12, 2011, and for the three and nine months ended September 30, 2010 is as follows:

	Successor	Predecessor
	Three months ended September 30,
	2011	2010
Net income	$11,683	$22,985
Foreign currency translation adjustments (1)	(211)	12,584
Net change in fair value of interest rate swap (2)	—	358

Comprehensive income	$11,472	$35,927

	Successor	Predecessor
	Period from January 13 to September 30	Period from January 1 to January 12	Nine months ended September 30,
	2011		2010
Net income (loss)	$(17,392)	$(30,767)	$65,050
Foreign currency translation adjustments (1)	2,361	(2,366)	(12,061)
Net change in fair value of interest rate swap (2)	—	—	1,020

Comprehensive income (loss)	$(15,031)	$(33,133)	$54,009

(1)	Foreign currency translation adjustments are shown net of tax expense of $1,203 and $1,208 for the three months ended September 30, 2011 and 2010, respectively, and net of tax benefit of $827, $0 and $1,705 for the period January 13 through September 30, 2011, January 1 through January 12, 2011 and the nine months ended September 30, 2010, respectively.
(2)	The change in fair value of the interest rate swap is shown net of tax benefit of $228 and $650 for the three and nine months ended September 30, 2010, respectively.

The following tables summarize the allocation of total comprehensive income (loss) between the stockholder of Syniverse and the noncontrolling interest:

	Successor
	Three Months Ended September 30, 2011
	Stockholder of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income	$11,206	$477	$11,683
Foreign currency translation adjustments	639	(850)	(211)

Comprehensive income (loss)	$11,845	$(373)	$11,472

	Predecessor
	Three Months Ended September 30, 2010
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$23,342	$(357)	$22,985
Foreign currency translation adjustments	12,522	62	12,584
Net change in fair value of interest rate swap	358	—	358

Comprehensive income (loss)	$36,222	$(295)	$35,927

	Successor
	Period from January 13 to September 30, 2011
	Stockholder of Syniverse Holdings, Inc.	Noncontrolling Interest	Total

Net income (loss)	$(19,090)	$1,698	$(17,392)
Foreign currency translation adjustments	3,125	(764)	2,361

Comprehensive income (loss)	$(15,965)	$934	$(15,031)

	Predecessor
	Period from January 1 to January 12, 2011
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$(30,764)	$(3)	$(30,767)
Foreign currency translation adjustments	(2,373)	7	(2,366)

Comprehensive income (loss)	$(33,137)	$4	$(33,133)

	Predecessor
	Nine Months Ended September 30, 2010
	Stockholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income (loss)	$65,966	$(916)	$65,050
Foreign currency translation adjustments	(12,124)	63	(12,061)
Net change in fair value of interest rate swap	1,020	—	1,020

Comprehensive income (loss)	$54,862	$(853)	$54,009

9. Stock-Based Compensation

Buccaneer Holdings, Inc. Plan

Effective April 6, 2011, Holdings established the 2011 Equity Incentive Plan (the “BHI Plan”) for the employees, consultants and directors of Holdings and its subsidiaries. The BHI Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Holdings will issue shares of common stock of Holdings to satisfy equity based compensation instruments. The maximum number of shares of common stock of Holdings that may be issued under the BHI Plan may not exceed 9,291,667. Of that amount, 625,000 shares are restricted for purchase by the Board and certain members of management.

The number of shares and exercise price per share is determined by the Compensation Committee (the “Committee”) of the Board of Directors of Holdings for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock of Holdings on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Holdings’ voting power may not be less than 110% of the fair market value on the date of grant. The exercise price of the option is set at the time of grant and shall not be less than the fair value of the underlying stock, and is specified in the option agreement. Those eligible to participate in the BHI Plan are limited to employees, consultants and directors (including non-employee directors) of Holdings and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the BHI Plan need not be uniform and may be made selectively among eligible participants.

In accordance with the BHI Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. Employee stock option vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings based targets. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. As of September 30, 2011, there were 7,423,339 options outstanding under the BHI Plan.

Directors have the option to receive restricted shares in lieu of a portion of their director fee. During the three months ended September 30, 2011, 2,000 restricted shares were issued in lieu of director fees and are fully vested. Restricted stock awards are issued and measured at market value on the date of grant.

The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair values of the restricted stock awards are recognized as compensation expense on the applicable date of grants. The fair value for options as of September 30, 2011 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.8%
Volatility factor	56.0%
Dividend yield	—
Weighted average expected life of options (in years)	6.5
Remaining contractual life (in years)	9.6

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Although we have a history of publicly traded stock, our common stock is currently 100% owned by Holdings. As such we used the historical volatility for our Predecessor from the initial public offering (February 10, 2005) through the delist date (January 12, 2011). For the period subsequent to the delist date, we used the average historical volatility factor of comparable companies. We based our assumptions for the expected life of the options on our analysis of the historical exercise patterns of options under our Predecessor incentive plans.

The accounting guidance requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Forfeitures are estimated based on historical experience.

The following table summarizes information about our Successor stock option activity:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at January 13, 2011	—	$—
Granted	8,756,672	10.00
Exercised	—	—
Cancelled or expired	(1,333,333)	10.00

Outstanding at September 30, 2011	7,423,339	$10.00

The impact to our income (loss) from operations of recording stock-based compensation under the BHI Plan for the three months ended September 30, 2011 and for the period January 13, 2011 through September 30, 2011 is as follows:

	Successor
	Three months ended September 30,	Period from January 13 to September 30
	2011
Cost of operations	$241	$453
Sales and marketing	1,487	2,498
General and administrative	1,207	2,417

Total stock-based compensation	$2,935	$5,368

Syniverse Plans

Prior to the Transactions, Syniverse employees and associates participated in the three stock-based compensation plans of Syniverse (the “Syniverse Plans”). The Syniverse Plans were made up of the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse, the Directors’ Stock Option Plan, which provided for grants to independent directors, and the 2006 Amended and Restated Long-Term Equity Incentive Plan, which provided compensation to non-employee directors, executives and other key employees of Syniverse through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards or any combination of the foregoing, collectively known as the “Syniverse Plans”. All outstanding Syniverse options, restricted stock awards and restricted stock unit awards granted prior to January 13, 2011 vested upon the closing of the Transactions, which included 2,868,722 stock options, 801,994 service-based restricted stock and restricted stock unit awards and 286,160 performance-based restricted stock awards. As a result of the accelerated vesting, the Company recognized a charge of $29,162, which is included in merger expenses, in the period from January 1, 2011 to January 12, 2011. From the date of the definitive agreement for the Merger, there were no new grants or awards under any of the Plans. The Plans were terminated effective January 13, 2011.

Syniverse maintained an Employee Stock Purchase Plan (“ESPP”) in which all employees, including Directors who were employees and all employees of any subsidiary, could participate prior to the Transactions. The ESPP allowed Syniverse employees, including Directors to purchase up to 1,250,000 shares of Syniverse’s common stock, of which 401,578 shares were purchased from inception of the plan to the termination of the plan. The purchase price of shares under the ESPP was equal to 85% of the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever was lower. The ESPP was terminated on November 30, 2010.

The impact to our income (loss) from operations of recording stock-based compensation under the Syniverse Plans for the period January 1 through January 12, 2011, and for the three and nine months ended September 30, 2010 is as follows:

	Predecessor
	Period from January 1 to January 12	Three months ended September 30,	Nine months ended September 30,
	2011	2010
Cost of operations	$—	$136	$420
Sales and marketing	—	1,208	3,380
General and administrative	—	2,063	5,599
Merger expenses	29,162	—	—

Total stock-based compensation	$29,162	$3,407	$9,399

We incurred $8,599 in excess tax benefit relating to the accelerated vesting of stock options under the Syniverse Plans for the period January 1 through January 12, 2011.

The following table summarizes information about our Predecessor stock option activity:

Stock Options	Shares
Outstanding at December 31, 2009	2,480,977
Granted	959,980
Exercised	(447,226)
Cancelled or expired	(64,897)

Outstanding at September 30, 2010	2,928,834

Exercisable at September 30, 2010	1,026,491

Changes in our Predecessor restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2009	802,550
Granted	218,330
Vested	(141,016)
Forfeited	(54,770)

Unvested at September 30, 2010	825,094

Activity related to our Predecessor performance-based restricted stock is as follows:

Performance-Based Restricted Stock	Shares
Unvested at December 31, 2009	133,590
Granted	155,470
Vested	—
Forfeited	(2,900)

Unvested at September 30, 2010	286,160

We issued 81,850 shares related to the employee stock purchase plan during the nine months ended September 30, 2010.

10. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period from January 1 through January 12, 2011, was an expense of 18.4%, a benefit of 40.8% and a benefit of 30.8%, respectively. The effective tax rate for the three months and nine months ended September 30, 2010 was 43.4% and 40.6%, respectively.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying condensed consolidated statements of operations.

11. Debt and Credit Facilities

The following are the amounts outstanding at September 30, 2011 and December 31, 2010:

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Unaudited)
Senior credit facilities:
Term Loan B, due 2017,	$1,017,313	$—
$150 million revolving credit facility	—	—
USD denominated Term Note B, due 2014	—	208,844
EUR denominated Term Note B, due 2014	—	115,737
Original issue discount	(11,305)	—
Notes:
9.125% senior unsecured notes, due 2019	475,000	—
7 3/4% senior subordinated notes, due 2013	—	175,000

Total debt	1,481,008	499,581
Less:
Senior credit facilities, current portion	(10,250)	(3,355)
Original issue discount, current portion	450	—

Long-term debt	$1,471,208	$496,226

Maturities of long-term debt excluding the original issue discount as of September 30, 2011 for each of the five succeeding fiscal years are as follows:

Year ended December 31, 2011	$2,563
Year ended December 31, 2012	10,250
Year ended December 31, 2013	10,250
Year ended December 31, 2014	10,250
Year ended December 31, 2015	10,250
Thereafter	1,448,750

$1,492,313

We incurred debt issuance costs of $36,164 associated with our new senior secured credit facilities and $20,315 associated with our 9.125% senior unsecured notes. The amounts are included in prepaid and other current assets and deferred costs, net on the condensed consolidated balance sheets. We amortize these costs to interest expense using the effective interest method over the term of the debt. We also recorded the upfront fees paid related to our new senior secured credit facilities as an original issue discount. The discount is amortized over the term of the debt to interest expense using the effective interest method. Amortization expense for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period January 1 through January 12, 2011, for debt issuance costs and original issue discount was $1,952, $5,449 and $56, respectively. Amortization expense for the three and nine months ended September 30, 2010 for debt issuance costs was $456 and $1,285, respectively.

New senior secured credit facilities

On December 21, 2010, we entered into our new senior secured credit facilities consisting of a $150,000 revolving credit facility and a $1,025,000 Term Loan B, and on January 13, 2011, our new senior secured credit facilities became effective. The new term loan facility was used to fund, in part, the Transactions. The Company received net proceeds of $1,012,500 after payment of upfront fees of

$12,500 to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We have recorded an original issue discount of $12,500 of which $10,250 is associated with the Term Loan B and $2,250 is associated with the revolver. These costs are amortized over the life of the debt to interest expense. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt. The revolving portion of our new senior secured credit facilities was undrawn at September 30, 2011. We had $148,143 of unused commitments under this facility, including an outstanding Euro letter of credit of $1,857 at September 30, 2011, which is considered a reduction against this facility under the credit agreement.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.50% or a base rate floor of 2.50%, as applicable. The applicable margin for the term loan and revolving loans under our new senior secured credit facilities is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment based on a total net leverage ratio test.

The following fees are applicable under our new revolving credit facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment based on a total net leverage ratio test, based on the unused portion of our new revolving credit facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum (or 0.25% per annum if the letter of credit is provided by Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch or Deutsche Bank) on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

Our new revolving credit facility matures five years after the closing date of the facility, or December 21, 2015, and our new term loan facility matures seven years after the closing date of the facility, or December 21, 2017. Commencing with the first full quarter ending after the closing date of our new term loan facility, our new term loan facility will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under our new senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that certain refinancings of our new term loan facility within one year after the closing date of our new senior secured credit facilities will be subject to a prepayment premium of 1.0% of the principal amount prepaid.

We must prepay our new term loan facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness and 50% of excess cash flow (with steps down to 25% and 0% based on the total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our new revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under our new revolving credit facility exceeds the aggregate amount of commitments in respect of our new revolving credit facility.

Our obligations under our new senior secured credit facilities are guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (in each case subject to certain exceptions). Our subsidiaries that guarantee our new senior secured credit facilities also guarantee the notes. The subsidiary guarantors of our new senior secured credit facilities and the notes are Syniverse Technologies Inc., Syniverse ICX Corporation and The Rapid Roaming Company.

Our new senior secured credit facilities contain customary negative covenants, including, but not limited to, our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our fiscal year. Our new senior secured credit facilities require the maintenance of a minimum cash interest coverage ratio and a maximum total net leverage ratio, tested, in each case, on a quarterly basis.

Our new senior secured credit facilities contain customary affirmative covenants, including, but not limited to, delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, maintenance of books and records, access to properties and records for inspection by administrative agent and, during the continuance of any event of default, the lenders, compliance with applicable laws and regulations, including environmental laws, further assurances and provision of additional collateral and guarantees.

As of September 30, 2011, we had $1,017,313, of outstanding indebtedness under our new senior secured credit facilities excluding original issue discount. As of September 30, 2011, the applicable interest rate was 5.25% on the term loan and revolving credit facility based on the Eurodollar option.

New senior unsecured notes

On December 22, 2010, we issued $475,000 senior unsecured notes bearing interest at 9.125% in a private placement offering. On September 30, 2011, we completed a registered exchange offer, whereby we exchanged $474,890 in aggregate principal amount of our outstanding 9.125% senior unsecured notes for an equal principal amount of our 9.125% senior notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). The terms of the notes issued in the exchange offer are identical in all material respects to the terms of the notes that were issued in the private placement offering, except that the notes issued in the exchange offer (i) are registered under the Securities Act and therefore do not bear legends restricting their transfer under the Securities Act and (ii) are not entitled to specified rights under the registration rights agreement that we entered into in connection with the private placement offering. All of the notes are senior unsecured obligations and will mature on January 15, 2019. Interest on the notes will be paid on January 15 and July 15 of each year, commencing July 15, 2011.

On and after January 15, 2015, we may redeem the notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on January 15 of the years set forth below:

Period	Redemption Price
2015	104.563%
2016	102.281%
2017 and thereafter	100.000%

In addition, at any time prior to January 15, 2015, we may redeem the notes at our option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the Applicable Premium (as defined in the Indenture governing the notes) as of, and accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The notes are guaranteed on a senior basis by our current and future wholly owned domestic subsidiaries that are guarantors of our new senior secured credit facilities and rank equally with our senior debt and that of the guarantors. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the Indenture, and any subsidiary so designated will not be a guarantor of the notes.

The notes contain customary negative covenants including, but not limited to, restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay certain subordinated indebtedness or enter into transactions with affiliates.

12. Derivative Instruments and Hedging Activities

On October 6, 2008, we entered into an interest rate swap agreement with a notional amount of $100,000. The purpose of this transaction was to provide a hedge against the effects of changes in interest rates on our U.S. -denominated term note B under our previously existing senior credit facility which carried a variable interest rate. The hedge effectively swapped variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. Under the terms of the interest rate swap, we paid a fixed rate of 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin and received payments from our counterparty based on the 1-month LIBOR over the life of the agreement without an exchange of the underlying principal amount. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. The effective date of the swap was October 31, 2008 and the maturity date was October 31, 2010.

We had designated the interest rate swap as a cash flow hedge. There was no ineffective portion of the swap during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, we recognized other comprehensive gain of $1,020, net of tax.

Net Investment Hedge of a Foreign Operation

We had designated our previous Euro-denominated debt described in our 2010 Financial Statements as a net investment hedge of certain foreign operations. For the Predecessor period from January 1, 2011 through January 12, 2011 and the nine months ended

September 30, 2010, we recorded losses of $2,026 and $6,413, respectively, related to the revaluation of the debt from Euros to U.S. dollars as a component of accumulated other comprehensive loss. In conjunction with the Merger, our Euro denominated debt was repaid and discharged.

13. Fair Value of Financial Instruments

The accounting standards for fair value require disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the nine month period ending September 30, 2011.

Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts, excluding original issue discount, and fair values of our long-term debt as of September 30, 2011 and December 31, 2010 are as follows:

	Successor		Predecessor
	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Term Loan B, due 2017	$1,017,313	$1,008,411	$—	$—
9.125% senior unsecured notes, due 2019	475,000	456,000	—	—
Term Note B, due 2014	—	—	324,581	324,581
7 3/4% senior subordinated notes, due 2013	—	—	175,000	178,500

The fair values of the Term Loan B due 2017 and the 9.125% senior unsecured notes due 2019 are based upon quoted market prices in inactive markets for similar instruments (Level 2).

The fair values of the Term Note B due 2014 and the 7 3/4% senior subordinated notes due 2013 are based upon quoted market prices in inactive markets for similar instruments (Level 2). As a result of the Merger, the Term Note B due 2014 and the 7   3/4% senior subordinated notes were repaid and discharged.

14. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2011 and December 31, 2010, we have considered all of the claims and disputes of which we are aware and have provided for probable losses.

15. Segment Information

We performed an evaluation of our portfolio of product offerings and reportable segments in accordance with the applicable accounting guidance and how our chief operating decision maker reviews financial information for purposes of making resource allocation decisions. As a result of our evaluation and certain changes to the structure of our internal organization, effective January 1, 2011, we combined our previous operating and reporting segments, Network, Messaging, and Roaming, into a single operating segment. We, therefore have one reporting segment which also includes the Corporate and Other category we previously reported separately. All prior periods have been recast to reflect the single reporting segment representative of our consolidated financial results as reported herein.

The following financial information presents the revenues by service offering and other information by geographic region. Revenues by service offering were as follows:

	Successor	Predecessor
	Three months ended September 30,
	2011	2010
Network services	$84,583	$66,646
Messaging services	48,420	45,265
Roaming services	66,347	52,369
Other	4,330	2,590

Revenues	$203,680	$166,870

	Successor	Predecessor
	Period from January 13 to September 30	Period from January 1 to January 12	Nine months ended September 30,
	2011		2010
Network services	$233,003	$9,181	$184,496
Messaging services	139,833	6,198	142,013
Roaming services	164,298	6,368	139,181
Other	14,307	267	9,001

Revenues	$551,441	$22,014	$474,691

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Successor	Predecessor
	Three months ended September 30,
	2011	2010
North America	$156,072	$131,537
Asia Pacific	14,659	9,293
Caribbean and Latin America	11,416	9,418
Europe, Middle East and Africa	20,845	15,356
Off-Network Database Queries (1)	688	1,266

Revenues	$203,680	$166,870

	Successor	Predecessor
	Period from January 13 to September 30	Period from January 1 to January 12	Nine months ended September 30,
	2011		2010
North America	$428,281	$17,184	$372,899
Asia Pacific	42,369	1,295	28,184
Caribbean and Latin America	31,378	1,428	28,879
Europe, Middle East and Africa	46,873	1,997	41,058
Off-Network Database Queries (1)	2,540	110	3,671

Revenues	$551,441	$22,014	$474,691

(1)	Off-Network Database Queries are not allocated to geographic regions.

For the three months ended September 30, 2011 and 2010, we derived 71.3% and 72.9%, respectively, of our revenues from customers in the United States. For the period January 13, 2011 through September 30, 2011, January 1 through January 12, 2011, and the nine months ended September 30, 2010, we derived 72.0%, 80.5% and 72.3%, respectively, of our revenues from customers in the United States. During the nine months ended September 30, 2011 and 2010, we did not generate revenue in excess of 10% of revenues in any other individual country.

Long-lived assets by geographic location were as follows:

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Unaudited)
North America	$2,567,645	$741,886
Asia Pacific	7,607	41,347
Caribbean and Latin America	357	35
Europe, Middle East and Africa	6,049	240,131

Total long-lived assets	$2,581,658	$1,023,399

16. Restructuring and Management Termination Benefits

In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2,296. Through September 30, 2011, we have paid $1,632 related to this plan. We expect to pay the remainder of these benefits by the end of 2012.

For the nine months ended September 30, 2011, we had the following activity in our restructuring accruals:

	Predecessor
	December 31, 2010 Balance	Additions	Payments	Reductions	January 12, 2011 Balance
December 2010 Restructuring Termination costs	1,962	—	(56)	—	1,906

Total	$1,962	$—	$(56)	$—	$1,906

	Successor
	January 13, 2011 Balance	Additions	Payments	Reductions	September 30, 2011 Balance
December 2010 Restructuring Termination costs	1,906	334	(1,576)	—	664

Total	$1,906	$334	$(1,576)	$—	$664

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1,075 and have paid $509 related to this plan through September 30, 2011. Additions to this plan are expected due to additional service requirements of affected employees within the plan. We expect to incur all of the expense related to this plan by the end of 2011.

	Successor
	January 13, 2011 Balance	Additions	Payments	Reductions	September 30, 2011 Balance
June 2011 Restructuring Termination costs	—	1,075	(509)	—	566

Total	$—	$1,075	$(509)	$—	$566

In addition, effective July 1, 2011, our Chief Executive Officer and President, Tony G. Holcombe, has retired from the Company. In conjunction with his retirement, we have incurred employee termination benefits of $1,067 during the three months ended June 30, 2011, which are included within restructuring and management termination benefits expense.

17. Supplemental Consolidating Financial Information

We have presented supplemental consolidating guarantor and non-guarantor subsidiaries’ balance sheets, statements of operations and statements of cash flows for all periods presented to reflect the guarantor structure under the new senior unsecured notes as discussed in Note 11.

Syniverse Holdings, Inc.’s payment obligations under the new senior unsecured notes are guaranteed by certain wholly owned domestic subsidiaries of Syniverse, Inc. including Syniverse Technologies, Inc., Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Guarantors”). The results of Highwoods Corporation, Syniverse Technologies BV, Syniverse Technologies LLC, Perfect Profits International Limited, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors. Such guarantees are irrevocable, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse, the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$162,007	$13,855	$—	$175,906
Accounts receivable, net of allowances	—	145,099	27,840	—	172,939
Accounts receivable—affiliates	1,456,257	—	244,934	(1,701,191)	—
Income taxes receivable	—	—	4,610	(1,587)	3,023
Prepaid and other current assets	4,515	21,631	8,567		34,713

Total current assets	1,460,816	328,737	299,806	(1,702,778)	386,581
Property and equipment, net	—	72,694	7,112	—	79,806
Capitalized software, net	—	215,730	2,087	—	217,817
Deferred costs, net	47,750	—	—	—	47,750
Goodwill	—	1,680,954	—	—	1,680,954
Identifiable intangibles, net	—	598,257	4,824	—	603,081
Long-term note receivable—affiliates	—	—	7,183	(7,183)	—
Other assets	—	6,560	152	—	6,712
Investment in subsidiaries	1,182,600	294,812	—	(1,477,412)	—

Total assets	$2,691,166	$3,197,744	$321,164	$(3,187,373)	$3,022,701

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$9,653	$1,774	$—	$11,427
Accounts payable—affiliates	—	1,705,557	—	(1,705,557)	—
Income taxes payable	—	1,587	—	(1,587)	—
Accrued liabilities	20,755	42,746	12,611	—	76,112
Deferred revenues	—	3,358	4,248	—	7,606
Current portion of capital lease obligation	—	116	—	—	116
Current portion of long term debt, net of original issue discount	9,800	—	—	—	9,800

Total current liabilities	30,555	1,763,017	18,633	(1,707,144)	105,061
Long-term liabilities:
Long-term note payable—affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities and other	—	243,923	—	—	243,923
Long-term debt, net of current portion and original issue discount	1,471,208	—	—	—	1,471,208
Long-term capital lease obligation, less current portion	—	410	—	—	410
Other long-term liabilities	—	611	7,719	—	8,330

Total liabilities	1,501,763	2,015,144	26,352	(1,714,327)	1,828,932

Stockholder equity:
Common stock	—	—	125	(125)	—
Additional paid-in capital	1,205,368	529,580	356,113	(885,693)	1,205,368
Retained earnings (accumulated deficit)	(19,090)	653,400	(62,796)	(590,604)	(19,090)
Accumulated other comprehensive income (loss)	3,125	(380)	1,370	(990)	3,125

Total Syniverse Holdings Inc. stockholder equity	1,189,403	1,182,600	294,812	(1,477,412)	1,189,403
Noncontrolling interest	—	—	—	4,366	4,366

Total equity	1,189,403	1,182,600	294,812	(1,473,046)	1,193,769

Total liabilities and stockholder equity	$2,691,166	$3,197,744	$321,164	$(3,187,373)	$3,022,701

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$174,666	$29,014	$—	$203,680

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	58,318	8,977	—	67,295
Sales and marketing	—	12,600	4,750	—	17,350
General and administrative	—	27,548	(654)	—	26,894
Depreciation and amortization	—	47,803	1,359	—	49,162
Restructuring and management termination benefits	—	—	699	—	699

	—	146,269	15,131	—	161,400

Operating income (loss)	—	28,397	13,883	—	42,280
Other income (expense), net:
Income from equity investment	28,849	8,412	—	(37,261)	—
Interest income	—	12	11	—	23
Interest expense	(26,728)	—	—	—	(26,728)
Other, net	—	(1,061)	(198)	—	(1,259)

	2,121	7,363	(187)	(37,261)	(27,964)

Income (loss) before provision for (benefit from) income taxes	2,121	35,760	13,696	(37,261)	14,316
Provision for (benefit from) income taxes	(9,562)	6,911	5,284	—	2,633

Net income (loss)	11,683	28,849	8,412	(37,261)	11,683
Net income attributable to noncontrolling interest	—	—	—	477	477

Net income (loss) attributable to Syniverse Holdings, Inc.	$11,683	$28,849	$8,412	$(37,738)	$11,206

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$479,582	$71,859	$—	$551,441

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	166,055	25,990	—	192,045
Sales and marketing	—	32,383	14,190	—	46,573
General and administrative	—	70,668	(588)	—	70,080
Depreciation and amortization	—	138,194	4,241	—	142,435
Restructuring and management termination benefits	—	1,172	1,304	—	2,476
Merger expenses	—	40,549	—	—	40,549

	—	449,021	45,137	—	494,158

Operating income (loss)	—	30,561	26,722	—	57,283
Other income (expense), net:
Income from equity investment	35,565	20,663	—	(56,228)	—
Interest income	—	15	52	—	67
Interest expense	(85,966)	—	—	—	(85,966)
Other, net	—	(856)	112	—	(744)

	(50,401)	19,822	164	(56,228)	(86,643)

Income (loss) before provision for (benefit from) income taxes	(50,401)	50,383	26,886	(56,228)	(29,360)
Provision for (benefit from) income taxes	(33,009)	14,818	6,223	—	(11,968)

Net income (loss)	(17,392)	35,565	20,663	(56,228)	(17,392)
Net income attributable to noncontrolling interest	—	—	—	1,698	1,698

Net income (loss) attributable to Syniverse Holdings, Inc.	$(17,392)	$35,565	$20,663	$(57,926)	$(19,090)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$19,576	$2,438	$—	$22,014

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	8,132	1,142	—	9,274
Sales and marketing	—	1,762	614	—	2,376
General and administrative	—	3,195	469	—	3,664
Depreciation and amortization	—	2,225	495	—	2,720
Merger expenses	20,735	21,371	5,097	—	47,203

	20,735	36,685	7,817	—	65,237

Operating income (loss)	(20,735)	(17,109)	(5,379)	—	(43,223)
Other income (expense), net:
(Loss) from equity investment	(18,235)	(5,482)	—	23,717	—
Interest income	—	—	—	—	—
Interest expense	—	(859)	—	—	(859)
Other, net	—	18	(367)	—	(349)

	(18,235)	(6,323)	(367)	23,717	(1,208)

(Loss) before (benefit from) income taxes	(38,970)	(23,432)	(5,746)	23,717	(44,431)
(Benefit from) income taxes	(8,203)	(5,197)	(264)	—	(13,664)

Net (loss)	(30,767)	(18,235)	(5,482)	23,717	(30,767)
Net (loss) attributable to noncontrolling interest	—	—	—	(3)	(3)

Net (loss) attributable to Syniverse Holdings, Inc.	$(30,767)	$(18,235)	$(5,482)	$23,720	$(30,764)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$(17,392)	$35,565	$20,663	$(56,228)	$(17,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	138,194	4,241	—	142,435
Amortization of deferred debt issuance costs	5,197	252	—	—	5,449
Allowance for uncollectible accounts	—	305	183	—	488
Allowance for credit losses	—	11,245	1,153	—	12,398
Deferred income tax (benefit) expense	—	(15,158)	4,248	—	(10,910)
(Income) loss from equity investment	(36,565)	(20,663)	—	56,228	—
Excess tax benefit from stock-based compensation	—	—	—	—	—
Stock-based compensation	5,368	—	—	—	5,368
Other, net	—	2,729	31	—	2,760
Changes in operating assets and liabilities, net of acquisitions:	—	—	—	—
Accounts receivable	—	(48,956)	(5,606)	—	(54,562)
Accounts receivable—affiliates	102,034	184,226	(81,998)	(204,262)	—
Income tax receivable or payable	—	28,671	(8,715)	—	19,956
Prepaids and other current assets	(38)	(4,627)	(1,542)	—	(6,207)
Accounts payable	—	(44,245)	34,106	—	(10,139)
Accounts payable—affiliates	36,770	(242,628)	1,596	204,262	—
Accrued liabilities	13,164	(38,603)	29,343	—	3,904
Other assets and liabilities	164	(5,305)	(3,020)	—	(8,161)

Net cash provided by (used in) operating activities	109,702	(18,998)	(5,317)	—	85,387

Cash flows from investing activities
Capital expenditures	—	(35,459)	(3,056)	—	(38,515)
Acquisitions	(2,733,121)	—	—	—	(2,733,121)

Net cash (used in) investing activities	(2,733,121)	(35,459)	(3,056)	—	(2,771,636)

Cash flows from financing activities
Debt issuance costs paid	(56,393)	—	—	—	(56,393)
Principal payment on Term Loan B, due 2017	(7,688)	—	—	—	(7,688)
Borrowings under new senior credit facility, net of discount	1,012,500	—	—	—	1,012,500
Proceeds from issuance of 9.125% senior unsecured notes	475,000	—	—	—	475,000
Carlyle contribution from Holdings	1,200,000	—	—	—	1,200,000
Payments on capital lease obligation	—	(87)	—	—	(87)
Minimum tax withholding on restricted stock awards	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	—

Net cash provided by (used in) financing activities	2,623,419	(87)	—	—	2,623,332

Effect of exchange rate changes on cash	—	—	(467)	—	(467)

Net (decrease) in cash	—	(54,544)	(8,840)	—	(63,384)
Cash at beginning of period	44	216,551	22,695	—	239,290

Cash at end of period	$44	$162,007	$13,855	$—	$175,906

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss)	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,225	495	—	2,720
Amortization of deferred debt issuance costs	—	56	—	—	56
Allowance for uncollectible accounts	—	(24)	70	—	46
Allowance for credit losses	—	21	143	—	164
Deferred income tax expense (benefit)	—	3,802	(1,707)	—	2,095
(Income) loss from equity investment	18,235	5,482	—	(23,717)	—
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Stock-based compensation	29,162	—	—	—	29,162
Other, net	—	16	15	—	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	11,124	526	—	11,650
Accounts receivable—affiliates	8,968	(69,024)	(106,723)	166,779	—
Income tax receivable or payable	—	(33,273)	(1,040)	—	(34,313)
Prepaids and other current assets	—	(2,419)	499	—	(1,920)
Accounts payable	—	46,500	(35,389)	—	11,111
Accounts payable—affiliates	(48,131)	38,214	176,696	(166,779)	—
Accrued liabilities	5,954	34,060	(25,847)	—	14,167
Other assets and liabilities	—	(840)	(122)	—	(962)

Net cash provided by (used in) operating activities	(7,980)	17,685	2,134	—	11,839

Cash flows from investing activities

Net cash used in investing activities	—	—	—	—	—

Cash flows from financing activities
Minimum tax withholding on restricted stock awards	(619)	—	—	—	(619)
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599

Net cash provided by financing activities	7,980	—	—	—	7,980

Effect of exchange rate changes on cash	—	—	15	—	15

Net increase in cash	—	17,685	2,149	—	19,834
Cash at beginning of period	44	198,866	20,546	—	219,456

Cash at end of period	$44	$216,551	$22,695	$—	$239,290

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$198,866	$20,546	$—	$219,456
Accounts receivable, net of allowances	—	118,814	23,915	—	142,729
Accounts receivable—affiliates	26,130	115,202	56,213	(197,545)	—
Income tax receivable	31	1,149	—	(1,180)	—
Prepaid and other current assets	—	18,170	8,698	(871)	25,997

Total current assets	26,205	452,201	109,372	(199,596)	388,182
Property and equipment, net	—	77,125	5,105	—	82,230
Capitalized software, net	—	53,889	11,167	—	65,056
Deferred costs, net	—	5,673	—	—	5,673
Goodwill	—	444,074	226,744	—	670,818
Identifiable intangibles, net	—	166,799	38,496	—	205,295
Long-term note receivable—affiliates	—	—	7,183	(7,183)	—
Other assets	—	3,390	1,670	(1,488)	3,572
Investment in subsidiaries	708,414	330,471	—	(1,038,885)	—

Total assets	$734,619	$1,533,622	$399,737	$(1,247,152)	$1,420,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$7,398	$2,734	$—	$10,132
Accounts payable—affiliates	10,576	160,573	26,471	(197,620)	—
Income tax payable	—	—	2,574	(1,180)	1,394
Accrued liabilities	1,637	53,914	11,339	(871)	66,019
Deferred revenues	—	3,289	3,216	—	6,505
Current portion of capital lease obligation	—	135	—	—	135
Current portion of Term Note B	—	3,355	—	—	3,355

Total current liabilities	12,213	228,664	46,334	(199,671)	87,540
Long-term liabilities:
Long-term note payable—affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities and other	—	89,095	15,252	(1,488)	102,859
Long-term debt, net of current portion and original issue discount	—	496,226	—	—	496,226
Long-term capital lease obligation, less current maturities	—	484	—	—	484
Other long-term liabilities	—	3,556	7,680	—	11,236

Total liabilities	12,213	825,208	69,266	(208,342)	698,345

Stockholders’ equity:
Common stock	70	—	120,920	(120,920)	70
Additional paid-in capital	506,625	349,555	317,934	(667,489)	506,625
Retained earnings (accumulated deficit)	243,774	350,841	(75,974)	(274,867)	243,774
Accumulated other comprehensive income (loss)	(28,048)	8,018	(32,409)	24,391	(28,048)
Common stock held in treasury, at cost	(15)	—	—	—	(15)

Total Syniverse Holdings Inc. stockholders’ equity	722,406	708,414	330,471	(1,038,885)	722,406
Noncontrolling interest	—	—	—	75	75

Total equity	722,406	708,414	330,471	(1,038,810)	722,481

Total liabilities and stockholders’ equity	$734,619	$1,533,622	$399,737	$(1,247,152)	$1,420,826

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$147,302	$19,568	$—	$166,870

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	136	54,365	7,438	—	61,939
Sales and marketing	950	9,257	5,025	—	15,232
General and administrative	(1,436)	23,798	2,622	—	24,984
Depreciation and amortization	—	15,498	3,594	—	19,092

	(350)	102,918	18,679	—	121,247

Operating income	350	44,384	889	—	45,623
Other income (expense), net:
Income from equity investment	22,776	2,226	—	(25,002)	—
Interest income	—	3	19	—	22
Interest expense	—	(6,930)	—	—	(6,930)
Other, net	—	1,734	136	—	1,870

	22,776	(2,967)	155	(25,002)	(5,038)

Income before provision for income taxes	23,126	41,417	1,044	(25,002)	40,585
Provision for (benefit from) income taxes	141	18,641	(1,182)	—	17,600

Net income	22,985	22,776	2,226	(25,002)	22,985
Net (loss) attributable to noncontrolling interest	—	—	—	(357)	(357)

Net income attributable to Syniverse Holdings, Inc.	$22,985	$22,776	$2,226	$(24,645)	$23,342

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$419,986	$54,705	$—	$474,691

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	420	156,280	21,388	—	178,088
Sales and marketing	2,653	25,787	13,100	—	41,540
General and administrative	1,427	61,912	8,034	—	71,373
Depreciation and amortization	—	46,066	10,310	—	56,376

	4,500	290,045	52,832	—	347,377

Operating income (loss)	(4,500)	129,941	1,873	—	127,314
Other income (expense), net:
Income from equity investment	67,802	2,494	—	(70,296)	—
Interest income	—	17	57	—	74
Interest expense	—	(20,585)	(1)	—	(20,586)
Other, net	—	1,973	701	—	2,674

	67,802	(16,101)	757	(70,296)	(17,838)

Income before provision for income taxes	63,302	113,840	2,630	(70,296)	109,476
Provision for (benefit from) income taxes	(1,748)	46,038	136	—	44,426

Net income	65,050	67,802	2,494	(70,296)	65,050
Net (loss) attributable to noncontrolling interest	—	—	—	(916)	(916)

Net income attributable to Syniverse Holdings, Inc.	$65,050	$67,802	$2,494	$(69,380)	$65,966

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$65,050	$67,802	$2,494	$(70,296)	$65,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	46,066	10,310	—	56,376
Amortization of deferred debt issuance costs	—	1,285	—	—	1,285
Allowance for uncollectible accounts	—	284	334	—	618
Allowance for credit losses	—	4,781	959	—	5,740
Deferred income tax expense (benefit)	—	22,484	—	—	22,484
(Income) loss from equity investment	(67,802)	(2,494)	—	70,296	—
Stock-based compensation	9,399	—	—	—	9,399
Other, net	—	(64)	7	—	(57)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(30,181)	(667)	—	(30,848)
Accounts receivable - affiliates	(9,645)	22,569	42,555	(55,479)	—
Income tax receivable or payable	—	(11,135)	330	—	(10,805)
Prepaids and other current assets	—	(8,186)	(1,801)	—	(9,987)
Accounts payable	—	1,225	(48)	—	1,177
Accounts payable - affiliates	(4,541)	(8,614)	(42,324)	55,479	—
Accrued liabilities	752	(4,369)	(1,240)	—	(4,857)
Other assets and liabilities	—	(527)	1,406	—	879
Other long-term receivables and liabilities - affiliates	—	7,183	(7,183)	—	—

Net cash provided by (used in) operating activities	(6,787)	108,109	5,132	—	106,454

Cash flows from investing activities
Capital expenditures	—	(39,220)	(4,460)	—	(43,680)
Acquisitions	—	(497)	—	—	(497)

Net cash (used in) investing activities	—	(39,717)	(4,460)	—	(44,177)

Cash flows from financing activities
Principal Payment on Term Note B, due 2014	—	(2,500)	—	—	(2,500)
Issuance of stock for stock options exercised	6,256	—	—	—	6,256
Issuance of stock under employee stock purchase plan	1,132	—	—	—	1,132
Minimum tax withholding on restricted stock awards	(601)	—	—	—	(601)
Capital contribution from noncontrolling interest in a joint venture	—	(1,096)	2,188	—	1,092

Net cash provided by (used in) financing activities	6,787	(3,596)	2,188	—	5,379

Effect of exchange rate changes on cash	—	—	(6,073)	—	(6,073)

Net increase (decrease) in cash	—	64,796	(3,213)	—	61,583
Cash at beginning of period	44	59,630	32,260	—	91,934

Cash at end of period	$44	$124,426	$29,047	$—	$153,517

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. Such forward looking statements include, without limitation, statements regarding the sufficiency of our cash on hand, cash available from operations and cash available from our new senior secured credit facilities to fund our operations, debt service and capital expenditures.

These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider the information in this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements.

Some important factors include, but are not limited to, the following:

•	system failures, security breaches, delays and other problems;

•	the loss of major customers and the resulting decrease in revenue;

•	future consolidation among our customers that may cause decreased transaction volume and/or a reduction in our pricing;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	intense competition in our market for services and the advantages that many of our competitors have or may develop over us, through acquisitions or technological innovations;

•	customer migrations from our services to in-house solutions;

•	the failure to achieve or sustain desired pricing levels or transaction volumes;

•	certain risks with our continued expansion into international markets;

•	the costs and difficulties of acquiring and integrating complementary businesses and technologies;

•	the inability of our customers to successfully implement our services;

•	the risk exposure related to our reliance on third-party providers for communications software, hardware and infrastructure;

•	our inability to develop or maintain relationships with material vendors;

•	fluctuations in currency exchange rates;

•	the failure to obtain additional capital on acceptable terms, or at all;

•	the impairment of our intangible assets or goodwill;

•	regulations affecting our customers and us and future regulations to which they or we become subject;

•	the capacity limits on our network and application platforms and inabilities to expand and upgrade our systems to meet demand;

•	the inability to obtain or retain licenses or authorizations that may be required to sell our services internationally;

•	the failure to protect our intellectual property rights;

•	claims that we are in violation of intellectual property rights of others and any indemnities to our customers that may result therefrom;

•	the loss of key personnel and the potential inability to successfully attract and retain personnel;

•	unfavorable general economic conditions in the U.S. or in other major global markets;

•	our exposure to, and the expense of defending and resolving, lawsuits that arise in the ordinary course of business;

•	other factors disclosed in this Quarterly Report on Form 10-Q; and

•	other factors beyond our control.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as otherwise may be required by law.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Registration Statement on Form S-4 declared effective on August 25, 2011.

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2010 Financial Statements as of year ended December 31, 2010, which are included in our Registration Statement on Form S-4 declared effective on August 25, 2011.

Carlyle Merger

On January 13, 2011 we consummated a Merger with Buccaneer Holdings, Inc. (“Holdings”), an affiliate of Carlyle, under which Holdings acquired 100% of our equity for a net purchase price of $2,493.8 million. The purchase price was funded through the net proceeds of our new senior secured credit facility of $1,025.0 million, the issuance of $475.0 million of the 9.125% senior unsecured notes in a private placement offering and a cash equity contribution of $1,200.0 million from Holdings. For additional discussion of the Transactions, see Note 4 to our unaudited condensed consolidated financial statements.

As a result of the Merger and the application of purchase accounting, our assets and liabilities were adjusted to their preliminary fair market values as of January 13, 2011, the closing date of the Merger. In addition, we incurred certain Merger related expenses during the nine months ended September 30, 2011.

Specifically, we had an increase in our depreciation and amortization primarily due to the increased carrying value of our intangible assets. Additionally, the excess of the total purchase price over the fair value of our assets and liabilities at closing was allocated to goodwill. The preliminary assessment of the fair value of our assets indicated that the value of our intangible assets and goodwill increased significantly.

The purchase price allocation is subject to changes in:

•	The fair value of working capital and other assets and liabilities on the effective date;

•	Completion of an appraisal of assets acquired and liabilities assumed; and

•	Identification of intangible assets.

The preliminary purchase price allocation will be adjusted based on the completion of an appraisal of assets acquired and liabilities assumed and may differ materially from the estimated allocation. Amounts allocated to finite-lived intangible assets will be subject to amortization over the useful life of the asset. The indefinite-lived intangible assets are subject to impairment testing. Additionally, as discussed below in “—Liquidity and Capital Resources” we incurred significant indebtedness in connection with the consummation of the Merger, and our total indebtedness and related interest expense will be significantly higher than prior to the Merger.

The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger and the related Transactions. Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the nine months ended September 30, 2011 and September 30, 2010 without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates our results of operations. The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4, declared effective on August 25, 2011, as well as the unaudited condensed consolidated financial statements and the related notes presented in Part 1, Item 1 of this Form 10-Q.

Overview

We are a leading global provider of business and technology services for the wireless telecommunications industry. For over 20 years, we have served as an integral third-party intermediary in the industry. Our product offerings include essential roaming clearing house and financial settlement services; text and multimedia message delivery services; and applications for facilitating network connectivity between mobile operators. The network footprint of most mobile operators is limited to their home geographies. As a result, mobile operators must interact with one another to provide the seamless coverage and services that their subscribers expect throughout the world. Mobile operators rely on us to facilitate these interactions with other operators because of our broad suite of transaction-based services, substantial technical and innovative expertise, global reach, high quality customer support and reliability.

In today’s highly competitive wireless industry, a key priority for the roughly 1,100 mobile operators around the world is to offer uninterrupted network coverage to, and seamless wireless connectivity for, subscribers. When subscribers connect using their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is more readily achieved. However, when subscribers roam on other operators’ networks or connect with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and often incompatible technologies, networks and devices. The latter scenario requires physical connections between operators’ networks and numerous agreements that govern these interactions. We believe it is often impractical, costly and inefficient for mobile operators to connect directly for certain data and transaction types, such as roaming, which makes it important to have a neutral and trusted third-party intermediary, such as us, interfacing between mobile operators. In addition, mobile operators use us as an intermediary to avoid sharing subscriber data with other mobile operators with whom they often compete.

We clear, route, translate and transport over a billion roaming and inter-carrier transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or multi-media message that is sent or received, or the initiation of a mobile data session between different operators’ networks. We also have a secure physical network infrastructure, consisting of 14 data centers and 14 network points-of-presence worldwide, for the connections between mobile operators required to complete these transactions. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services by mobile operators, subscribers are able to make phone calls, send text and multimedia messages, and email and browse the internet while roaming on another mobile operator’s network.

We generate the majority of our revenues on a per-transaction basis, at times generating multiple transactions from a single subscriber call, text message or data session. Demand for transactions is driven primarily by wireless subscriber growth, the frequency of subscriber roaming activity, the volume of wireless voice calls and data sessions, the number of Short Messaging Service (“SMS”) and Multimedia Messaging Service (“MMS”) messages exchanged and subscriber adoption of new wireless data services.

We currently provide services to over 700 telecommunications providers, such as Verizon Wireless, Telefónica, Vodafone and China Unicom, and to nearly 200 enterprise customers across over 160 countries. We have maintained a customer contract renewal rate of 98% since 2006.

Services

We provide an integrated suite of Network, Messaging and Roaming services for our customers, which are primarily utilized when mobile operators need to interact with one another. Most of our customers use multiple services from us, often spanning two or more of our service offerings. We have reevaluated our portfolio of product offerings and effective January 1, 2011 we have shifted certain products between our service offerings. These changes primarily impacted the Network services and Roaming services offerings. All prior periods have been recast under the new alignment for comparative purposes.

Our primary service offerings are as follows:

Network services. We offer Network services to both traditional and non-traditional mobile operators, which allow phone calls to connect and messages to be delivered. By providing mobile operators with connectivity to other networks, we allow them to avoid the cost and complexity of managing individual network connections to multiple operators. Network services includes interstandard roaming solutions, Mobile Data Roaming (“MDR”) services for Code Division Multiple Access (“CDMA”) operators, call setup and tear down, Signaling System 7 (“SS7”) solutions, internet protocol (“IP”) platform solutions, database services and number portability services. Interstandard roaming solutions and MDR revenues vary based on the number or size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. These two services have historically been reported within our Roaming services offering and were realigned on January 1, 2011. Call setup refers to the process of retrieving and processing the routing information for a phone number when a call is placed, setting up a channel on which the call can take place and “tearing” down the call upon its completion. Our SS7 solutions provide cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators. IP platform solutions enable the management, prioritization and transmission of data between mobile operator networks to support roaming for smartphones and other mobile data devices. Other network services offered allow mobile operators to provide number portability and caller ID services to their subscribers.

Messaging services. We provide mobile operators with routing, translation and delivery services for SMS and MMS messages sent from one operator’s network to another. While mobile operators have routing and delivery capabilities for subscribers within their own network, they do not generally have an efficient way to directly route and deliver messages to other operators’ networks as this would require a direct connection with each of over a thousand mobile operators throughout the world, as well as sophisticated translation capabilities between numerous mobile standards. Once one of our customers has determined that an SMS or an MMS message needs to be delivered outside of its network, the message is sent to us. From there, we determine where the message is going, translate the message so it can be read by the receiving network and deliver it. This is known as Peer-to-Peer (“P2P”) messaging. As part of our enterprise messaging business, known as Application-to-Peer (“A2P”) messaging, we provide enterprise customers with routing, translation and delivery services for direct communication with their customers and employees via SMS and MMS alerts. Our Messaging revenues are typically generated on a per-transaction (or per-message) basis and paid to us by the customer on whose network the message originated.

Roaming services. We operate the largest roaming clearing house in the world and process hundreds of billions of roaming transactions each year. A roaming transaction is generated whenever a subscriber from one mobile operator makes or receives a call, sends or receives an SMS or MMS message, or initiates a data session, in each case, while roaming on another operator’s network. Subscribers typically roam in places where their home operator’s network coverage is relatively limited or non-existent. In order to provide seamless global coverage, mobile operators enter into roaming agreements with one another to provide access for their subscribers to other operators’ networks offering superior coverage in a given geography. When its subscribers roam, the home operator must pay the visited operator for use of the network. Through our clearing house, we clear and settle roaming transactions generated by calls, messages and data sessions initiated by the home operator’s subscriber while roaming on the visited operator’s network. The information we provide determines the amount of roaming charges owed by one mobile operator to another. Revenues are paid to us by the visited operator who ultimately bills the home operator for use of its network. In addition to this core service, we provide mobile operators a number of other value-added services, including roaming data analytics, roaming agreement management and financial settlement services. Our Roaming revenues are typically generated on a per-transaction basis.

Other services. We provide technology turn-key solutions, including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions, also known as our ITHL business. Our ITHL business provides software services to customers primarily in the Asia Pacific region.

Executive Overview

Third Quarter Financial Highlights

For the three months ended September 30, 2011, revenues increased $36.8 million, or 22.1%, to $203.7 million from $166.9 million for the three months ended September 30, 2010. The increase was primarily driven by transaction volume increases in our Network and Roaming services. Operating expenses increased $9.4 million primarily due to higher cost of operations driven by higher variable and data processing costs including message termination fees and higher headcount-related expenses including performance-based compensation. Depreciation and amortization expenses increased $30.1 million to $49.2 million for the three months ended September 30, 2011 from $19.1 million for the same period in 2010. The increase was primarily driven by the higher intangible assets recorded in purchase accounting for the Merger. Restructuring and management termination benefits expenses were $0.7 million for the three months ended September 30, 2011 and resulted from additions to existing restructuring plans for the termination of certain sales management positions. Operating income decreased $3.3 million to $42.3 million for the three months ended September 30, 2011 from $45.6 million income for the same period in 2010. The change in operating income was primarily driven by the effects of the Merger. Specifically, the Merger resulted in increased intangible amortization expense as well as higher interest expense as a result of our increased indebtedness.

Revenues

Most of our revenues are transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our Network, Messaging, Roaming and Other services to telecommunications operators and enterprise customers throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

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

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, restructuring and management termination benefits and Merger expenses.

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

•	Restructuring and management termination benefits represents termination costs including severance, benefits and other related employee costs.

•

Merger expenses includes stock-based compensation related to the acceleration of the existing equity awards in connection with the Merger, advisory costs, professional services costs including legal, tax and audit services, insurance costs and transaction fees and expenses paid to Carlyle incurred in connection with the Transactions.

Consolidated Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2011 and 2010:

	Successor		Predecessor
	Three months ended September 30, 2011	% of Revenues	Three months ended September 30, 2010	% of Revenues	Change $	Change %
	(dollars in thousands)
Revenues:
Network services	$84,583	41.5%	$66,646	39.9%	$17,937	26.9%
Messaging services	48,420	23.8%	45,265	27.1%	3,155	7.0%
Roaming services	66,347	32.6%	52,369	31.4%	13,978	26.7%
Other	4,330	2.1%	2,590	1.6%	1,740	67.2%

Revenues	203,680	100.0%	166,870	100.0%	36,810	22.1%
Costs and expenses:
Cost of operations	67,295	33.0%	61,939	37.1%	5,356	8.6%
Sales and marketing	17,350	8.5%	15,232	9.1%	2,118	13.9%
General and administrative	26,894	13.2%	24,984	15.0%	1,910	7.6%
Depreciation and amortization	49,162	24.1%	19,092	11.4%	30,070	157.5%
Restructuring and management termination benefits	699	0.3%	—	0.0%	699	100.0%

	161,400	79.2%	121,247	72.7%	40,153	33.1%

Operating income	42,280	20.8%	45,623	27.3%	(3,343)	(7.3)%
Other income (expense), net:
Interest income	23	0.0%	22	0.0%	1	4.5%
Interest expense	(26,728)	(13.1)%	(6,930)	(4.2)%	(19,798)	285.7%
Other, net	(1,259)	(0.6)%	1,870	1.1%	(3,129)	(167.3)%

	(27,964)	(13.7)%	(5,038)	(3.0)%	(22,926)	455.1%

Income before provision for income taxes	14,316	7.0%	40,585	24.3%	(26,269)	(64.7)%
Provision for income taxes	2,633	1.3%	17,600	10.5%	(14,967)	(85.0)%

Net income	11,683	5.7%	22,985	13.8%	(11,302)	(49.2)%
Net income (loss) attributable to noncontrolling interests	477	0.2%	(357)	(0.2)%	834	(233.6)%

Net income attributable to Syniverse Holdings, Inc.	$11,206	5.5%	$23,342	14.0%	$(12,136)	(52.0)%

	Combined Predecessor & Successor		Successor		Predecessor
	Nine months ended September 30, 2011	% of Revenues	Period from January 13 to September 30, 2011	% of Revenues	Period from January 1 to January 12, 2011	% of Revenues	Nine months ended September 30, 2010	% of Revenues	Change $	Change %
	(dollars in thousands)
Revenues:
Network services	$242,184	42.2%	$233,003	42.3%	$9,181	41.7%	$184,496	38.9%	$57,688	31.3%
Messaging services	146,031	25.5%	139,833	25.4%	6,198	28.2%	142,013	29.9%	4,018	2.8%
Roaming services	170,666	29.8%	164,298	29.8%	6,368	28.9%	139,181	29.3%	31,485	22.6%
Other	14,574	2.5%	14,307	2.6%	267	1.2%	9,001	1.9%	5,573	61.9%

Revenues	573,455	100.0%	551,441	100.0%	22,014	100.0%	474,691	100.0%	98,764	20.8%
Costs and expenses:	—
Cost of operations	201,319	35.1%	192,045	34.8%	9,274	42.1%	178,088	37.5%	23,231	13.0%
Sales and marketing	48,949	8.5%	46,573	8.4%	2,376	10.8%	41,540	8.8%	7,409	17.8%
General and administrative	73,744	12.9%	70,080	12.7%	3,664	16.6%	71,373	15.0%	2,371	3.3%
Depreciation and amortization	145,155	25.3%	142,435	25.8%	2,720	12.4%	56,376	11.9%	88,779	157.5%
Restructuring and management termination benefits	2,476	0.4%	2,476	0.4%	—	0.0%	—	0.0%	2,476	100.0%
Merger expenses	87,752	15.3%	40,549	7.4%	47,203	214.4%	—	0.0%	87,752	100.0%

	559,395	97.5%	494,158	89.6%	65,237	296.3%	347,377	73.2%	212,018	61.0%

Operating income (loss)	14,060	2.5%	57,283	10.4%	(43,223)	(196.3)%	127,314	26.8%	(113,254)	(89.0)%
Other income (expense), net:	—
Interest income	67	0.0%	67	0.0%	—	0.0%	74	0.0%	(7)	(9.5)%
Interest expense	(86,825)	(15.1)%	(85,966)	(15.6)%	(859)	(3.9)%	(20,586)	(4.3)%	(66,239)	321.8%
Other, net	(1,093)	(0.2)%	(744)	(0.1)%	(349)	(1.6)%	2,674	0.6%	(3,767)	(140.9)%

	(87,851)	(15.3)%	(86,643)	(15.7)%	(1,208)	(5.5)%	(17,838)	(3.8)%	(70,013)	392.5%

Income (loss) before provision for (benefit from) income taxes	(73,791)	(12.9)%	(29,360)	(5.3)%	(44,431)	(201.8)%	109,476	23.1%	(183,267)	(167.4)%
Provision for (benefit from) income taxes	(25,632)	(4.5)%	(11,968)	(2.2)%	(13,664)	(62.1)%	44,426	9.4%	(70,058)	(157.7)%

Net income (loss)	(48,159)	(8.4)%	(17,392)	(3.2)%	(30,767)	(139.8)%	65,050	13.7%	(113,209)	(174.0)%
Net income (loss) attributable to noncontrolling interests	1,695	0.3%	1,698	0.3%	(3)	(0.0)%	916	0.2%	779	85.0%

Net income (loss) attributable to Syniverse Holdings, Inc.	$(49,854)	(8.7)%	$(19,090)	(3.5)%	$(30,764)	(139.7)%	$64,134	13.5%	$(113,988)	(177.7)%

Revenues

Revenues increased $36.8 million to $203.7 million for the three months ended September 30, 2011 from $166.9 million for the same period in 2010. Revenues increased $98.8 million to $573.5 million for the nine months ended September 30, 2011 from $474.7 million for the same period in 2010. The increase in revenues was primarily due to transaction volume growth driven by our Network and Roaming services.

Network services revenues increased $17.9 million, or 26.9%, to $84.6 million for the three months ended September 30, 2011 from $66.6 million for the same period in 2010. Network services revenues increased $57.7 million, or 31.3%, to $242.2 million for the nine months ended September 30, 2011 from $184.5 million for the same period in 2010. The increase is primarily due to continued volume increases across our MDR platform, increased porting volumes from number portability primarily generated in North America and from the launch of these services in India, and higher usage of calling name directory (“CNAM”) services.

Messaging services revenues increased $3.2 million, or 7.0%, to $48.4 million for the three months ended September 30, 2011 from $45.3 million for the same period in 2010. Messaging services revenues increased $4.0 million, or 2.8%, to $146.0 million for the nine months ended September 30, 2011 from $142.0 million for the same period in 2010. The increase is primarily due to volume growth, partially offset by the impact of lower pricing for customer contract renewals.

Roaming services revenues increased $14.0 million, or 26.7%, to $66.3 million for the three months ended September 30, 2011 from $52.4 million for the same period in 2010. Roaming services revenues increased $31.5 million, or 22.6%, to $170.7 million for the nine months ended September 30, 2011 from $139.2 million for the same period in 2010. The increase was primarily due to volume growth driven by our data clearing house partially offset by the impact of lower pricing for customer contract renewals. Volume growth in our data clearing house continues to be predominantly generated by data sessions and SMS although we experienced a small increase in voice sessions compared to the prior year.

Other services revenues increased $1.7 million, or 67.2%, to $4.3 million for the three months ended September 30, 2011 from $2.6 million for the same period in 2010. Other services revenues increased $5.6 million, or 61.9%, to $14.6 million for the nine months ended September 30, 2011 from $9.0 million for the same period in 2010. The increase relates to a greater number of completed turn-key technology solutions projects.

Expenses

Cost of operations increased $5.4 million to $67.3 million for the three months ended September 30, 2011 from $61.9 million for the same period in 2010. Cost of operations increased $23.2 million to $201.3 million for the nine months ended September 30, 2011 from $178.1 million for the same period in 2010. The increase was primarily due to variable data processing costs including messaging termination fees associated with increased volumes across our service offerings, higher headcount related expenses, network infrastructure capacity upgrades and increased software maintenance and support costs. As a percentage of revenues, cost of operations decreased to 33.0% and 35.1% for the three months and nine months ended September 30, 2011, respectively, from 37.1%and 37.5% for the three months and nine months ended September 30, 2010, respectively.

Sales and marketing expenses increased $2.1 million to $17.4 million for the three months ended September 30, 2011 from $15.2 million for the same period in 2010. Sales and marketing expenses increased $7.4 million to $48.9 million for the nine months ended September 30, 2011 from $41.5 million for the same period in 2010. The increase is driven by higher headcount and travel related expenses associated with expanding our sales force and product management to support growth in developing markets including performance-based compensation, increased sales incentives and trade show events. As a percentage of revenues, sales and marketing expense decreased to 8.5% for the three and nine months ended September 30, 2011, respectively, from 9.1% and 8.8% for the three and nine months ended September 30, 2010, respectively.

General and administrative expenses increased $1.9 million to $26.9 million for the three months ended September 30, 2011 from $25.0 million for the same period in 2010. General and administrative expenses increased $2.3 million to $73.7 million for the nine months ended September 30, 2011 from $71.4 million for the same period in 2010. The increase was primarily due to higher headcount-related expenses including performance-based compensation and professional services. As a percentage of revenues, general and administrative expense decreased to 13.2% and 12.9% for the three and nine months ended September 30, 2011, respectively, from 15.0% for the three and nine months ended September 30, 2010, respectively, due to the leveraging of costs across the increased revenues.

Depreciation and amortization expenses increased $30.1 million to $49.2 million for the three months ended September 30, 2011 from $19.1 million for the same period in 2010. Depreciation and amortization expenses increased $88.8 million to $145.2 million for the nine months ended September 30, 2011 from $56.4 million for the same period in 2010. The increase was driven by the higher amortization expense associated with the increased value of customer relationships and developed technology intangible assets recorded in the purchase accounting for the Merger.

Restructuring and management termination benefits expenses were $0.7 million for the three months ended September 30, 2011 and $2.5 million for the nine months ended September 30, 2011. In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company, and we have incurred employee termination benefits expense associated with his retirement as stipulated in his management agreement. Additional expenses of $0.4 million were incurred for the June 2011 restructuring plan in the three months ended September 30, 2011 associated with ongoing service requirements for terminated employees. Additional expenses of $0.3 million were incurred in the three months ended September 30, 2011 related to the December 2010 restructuring plan for supplemental charges related to certain employee terminations.

Merger expenses were $87.8 million for the nine months ended September 30, 2011 and consist of stock-based compensation of $29.2 million related to the acceleration of the existing equity awards in connection with the Merger, advisory costs of $50.7 million, of which a portion relates to the transaction fee and expenses paid to Carlyle, and professional services costs including legal, tax, accounting/audit and insurance costs of $7.9 million.

Other Income (Expense)

Interest expense increased $19.8 million to $26.7 million for the three months ended September 30, 2011 from $6.9 million for the same period in 2010. Interest expense increased $66.2 million to $86.8 million for the nine months ended September 30, 2011 from $20.6 million for the same period in 2010. The increase is due to increased borrowings under our new senior credit facilities entered into and the senior unsecured notes issued in connection with the Merger. Total pre-Merger interest expense in the Successor period was $10.2 million, which includes $7.1 million in financing costs associated with an unused bridge loan.

Other, net decreased $3.1 million to a loss of $1.3 million for the three months ended September 30, 2011 from a $1.9 million gain for the same period in 2010. Other, net decreased $3.8 million to a loss of $1.1 million for the nine months ended September 30, 2011 from a $2.7 million gain for the same period in 2010. The decrease was primarily due to foreign currency transaction loss on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes decreased $15.0 million to $2.6 million for the three months ended September 30, 2011 from $17.6 million for the same period in 2010. During the three months ended September 30, 2011 and 2010, the effective tax rate was an expense of 18.4% and 43.4%, respectively. Provision for income taxes decreased $70.1 million to a $25.6 million tax benefit for the nine months ended September 30, 2011 from a $44.4 million provision for the same period in 2010. During the nine months ended September 30, 2011 and 2010, the effective tax rate was a benefit of 34.7% and an expense of 40.6%, respectively. The change in our effective tax rate is chiefly attributable to costs related to the Merger some of which are non-deductible for income tax purposes, a change in our valuation allowances in certain foreign jurisdictions, a relative shift in our taxable income to lower tax rate foreign jurisdictions due to the higher interest expense incurred in the U.S. entities, and certain discrete adjustments recorded in the current quarter related to state and local income tax positions and changes in deferred tax liabilities. Exclusive of these discrete items, our effective tax rate would have been a benefit of 37.1% for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are expected to be cash flow from operations, as well as funds available under the revolving portion of our new senior secured credit facilities. We believe that, based on projected operating cash flow and the availability of funds from our revolving portion of our new senior secured credit facilities, we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that this liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. We may need supplemental funding for these activities, which we believe could be available from the debt markets. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. We believe that our cash on hand, together with cash from operations and, if required, borrowings under the revolving portion of our new senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

Cash Flow Information

Cash and cash equivalents were $175.9 million at September 30, 2011 as compared to $219.5 million at December 31, 2010. The following table sets forth, for the periods indicated selected consolidated cash flow information.

	Combined Predecessor & Successor	Predecessor
	Nine months ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$97,226	$106,454
Net cash (used in) investing activities	(2,771,636)	(44,177)
Net cash provided by financing activities	2,631,312	5,379
Effect of exchange rate changes on cash	(452)	(6,073)

Net increase (decrease) in cash	$(43,550)	$61,583

Net cash provided by operating activities decreased $9.2 million to $97.2 million for the nine months ended September 30, 2011 from $106.5 million for the same period in 2010. The decrease was due to lower net income adjusted for non-cash items, partially offset by the timing of working capital items. Net income adjusted for non-cash items decreased $8.2 million, primarily as a result of Merger expenses and the other factors discussed under the “Consolidated Results of Operations” section. Cash used for working capital was driven by higher accounts receivable resulting from higher revenues combined with timing of collections and income tax payments; partially offset by increases associated with higher accrued interest expenses on our new debt structure.

Net cash used in investing activities was $2,771.6 million for the nine months ended September 30, 2011, which includes $38.5 million for capital expenditures and $2,733.1 million of cash consideration for the Merger. Capital expenditures related to investments in internal infrastructure, including capacity increases as well as capitalized software for new products and services. Net cash used in investing activities for the nine months ended September 30, 2010 was $44.2 million, which includes $43.7 million for capital expenditures and $0.5 million for the final working capital adjustment for the VM3 acquisition. Capital expenditures were primarily related to investments in internal infrastructure, including capacity increases and messaging integration as well as capitalized software for new products and services.

Net cash provided by financing activities was $2,631.3 million for the nine months ended September 30, 2011, which includes $1,487.5 million of borrowings on our new senior secured credit facilities and proceeds from the sale of the 9.125% senior unsecured notes in a private placement offering as well as $1,200.0 million of cash equity contributions from investment funds affiliated with Carlyle and certain co-investors, partially offset by $56.4 million of financing costs paid that were capitalized and $7.7 million of principal payments on our new senior secured credit facilities. Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2010, which includes $1.1 million of stock issued for stock option exercises, $6.3 million of stock issued under the prior employee share purchase program and $1.1 million in capital contributions from the noncontrolling interest in a joint venture, offset by $0.6 million excess tax benefit from stock-based compensation.

Debt and Credit Facilities

New Senior Secured Credit Facilities

On December 21, 2010, we entered into our new senior secured credit facilities consisting of a $150.0 million revolving credit facility and a $1,025.0 million term loan facility and on January 13, 2011, our new senior secured credit facilities became effective. The obligations under the new senior secured credit facilities are unconditionally guaranteed by Buccaneer Holdings, Inc. and each of the current and future direct and indirect wholly owned domestic subsidiaries of Syniverse Holdings, Inc. and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Holdings, Inc. and the guarantors, in each case, subject to certain exceptions. The obligations under the new senior secured credit facilities are also secured by a pledge of the capital stock of Syniverse Holdings, Inc. and its direct and indirect wholly owned domestic subsidiaries subject to certain exceptions.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.50% or a base rate floor of 2.50%, as applicable. The applicable margin for the term loan and revolving loans under our new senior secured credit facilities is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment based on a total net leverage ratio test.

Commencing on March 31, 2011, our term loan facility began amortizing in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

We must prepay our term loan facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness and 50% of excess cash flow (with steps down to 25% and 0% based on the total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our new revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under our new revolving credit facility exceeds the aggregate amount of commitments in respect of our new revolving credit facility.

Our term loan facility matures seven years after the closing date of the facility, or December 21, 2017 and our revolving credit facility matures five years after the closing date of the facility, or December 21, 2015.

As of September 30, 2011, we had a carrying amount of $1,017.3 million, excluding original issue discount, of outstanding indebtedness under our new senior secured credit facilities. As of September 30, 2011, the applicable interest rate was 5.25% on the term loan facility based on the Eurodollar option.

Our revolving credit facility has an outstanding Euro letter of credit of $1.9 million at September 30, 2011, which is considered a reduction against our revolving credit facility under the credit agreement. The unused commitment under the revolving credit facility is $148.1 million at September 30, 2011.

The new senior secured credit facilities contains covenants that will limit our ability and that of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The new senior secured credit facilities also require compliance with financial covenants, including the maintenance of a minimum interest coverage ratio of 1.75x and a maximum total net leverage ratio of 7.25x on a quarterly basis, both of which are calculated with respect to Consolidated EBITDA, as defined in the credit agreement. The financial covenant minimum and maximum thresholds are subject to stated periodic adjustments as defined in the credit agreement. As of September 30, 2011, we are in compliance with all of our covenants contained in the credit agreement governing the new senior secured credit facilities. Our interest coverage ratio was 3.43x and our total net leverage ratio was 4.00x as of September 30, 2011.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% in a private placement offering. On September 30, 2011, we completed a registered exchange offer, whereby we exchanged $474,890 in aggregate principal amount of our outstanding 9.125% senior unsecured notes for an equal principal amount of our 9.125% senior notes that are registered under the Securities Act. The terms of the notes issued in the exchange offer are identical in all material respects to the terms of the notes that were issued in the private placement offering, except that the notes issued in the exchange offer (i) are registered under the Securities Act and therefore do not bear legends restricting their transfer under the Securities Act and (ii) are not entitled to specified rights under the registration rights agreement that we entered into in connection with the private placement offering. All of the outstanding notes are senior unsecured obligations and will mature on January 15, 2019. Interest on the outstanding notes will be paid on January 15 and July 15 of each year, commencing July 15, 2011.

The indenture governing our outstanding notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2011, we are in compliance with all of the covenants contained in the indenture governing our outstanding notes.

Non-GAAP Financial Measures

We believe that Adjusted EBITDA, Free Cash Flow and Net Revenues are measures commonly used by investors to evaluate our performance and that of our competitors. We believe issuers of “high-yield” debt securities also present Adjusted EBITDA and the related ratio data because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We further believe that the disclosure of Adjusted EBITDA, Free Cash Flow and Net Revenues is useful to investors as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluates our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. Adjusted EBITDA, Free Cash Flow and Net Revenues are not presentations made in accordance with GAAP and our use of the terms Adjusted EBITDA, Free Cash Flow and Net Revenues may vary from that of others in our industry. Adjusted EBITDA, Free Cash Flow and Net Revenues should not be considered as alternatives to net income (loss), operating income (loss), revenues or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or liquidity.

In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, Adjusted EBITDA, Free Cash Flow and Net Revenues should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We attempt to compensate for these limitations by relying primarily upon our GAAP results and using Adjusted EBITDA, Free Cash Flow and Net Revenues as supplemental information only.

Adjusted EBITDA, Free Cash Flow and Net Revenues have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•

does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, including original issue discount amortization on our new senior secured credit facilities.

Adjusted EBITDA is determined by adding the following items to net income (loss): other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, restructuring and management termination benefits, non-cash stock compensation, acquisition related expenses including acquisition, transition and integration costs generally, the Transactions and Merger expenses and the Carlyle annual management fee including related expenses.

We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations.

Free Cash Flow is determined by adding the result of net cash provided by or used in operating activities and Merger expenses (less non-cash stock compensation included in Merger expenses), and pre-Merger interest expense less capital expenditures. Pre-Merger interest expense relates to the repayment and discharge of Predecessor debt and an unused bridge loan financing cost.

We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.

Net Revenues are calculated as revenues from external customers, less amounts billed relating to Off-Network Database Queries, which represent revenues from services we provide our customers for connection to various third-party intelligent network database providers whereby we pass on the charges for those services to our customers with little or no margin.

We use Net Revenues for business planning purposes to measure our revenue growth and as a basis for measuring our profit margins. We also rely on Net Revenues as a primary measure to review and assess operating performance of our management team in connection with our executive compensation, bonus plans and sales commission plans.

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income (loss), the closest GAAP financial measure to Adjusted EBITDA, is presented in the following financial tables:

	Successor	Predecessor
	Three months ended September 30,
	2011	2010
	(in thousands)
Reconciliation to Adjusted EBITDA
Net income	$11,683	$22,985
Other (income) expense, net	27,964	5,038
Provision for income taxes	2,633	17,600
Depreciation and amortization	49,162	19,092
Restructuring and management termination benefits (a)	699	—
Non-cash stock compensation (b)	2,935	3,407
Acquisition, integration and other expenses (c)	527	758
Management fee and related expenses (e)	778	—

Adjusted EBITDA	$96,381	$68,880

	Combined Predecessor & Successor	Predecessor
	Nine months ended September 30,
	2011	2010
	(in thousands)
Reconciliation to Adjusted EBITDA
Net income (loss)	$(48,159)	$65,050
Other (income) expense, net	87,851	17,838
Provision for (benefit from) income taxes	(25,632)	44,426
Depreciation and amortization	145,155	56,376
Restructuring and management termination benefits (a)	2,476	—
Non-cash stock compensation (b)	5,368	9,399
Acquisition, integration and other expenses (c)	2,602	2,556
Carlyle transaction and merger expenses (d)	87,752	—
Management fee and related expenses (e)	2,777	—

Adjusted EBITDA	$260,190	$195,645

(a)	Reflects termination benefits associated with the realignment of certain sales management positions and employee termination benefits costs associated with the retirement of Tony G. Holcombe, Chief Executive Officer and President effective as of July 1, 2011.
(b)	Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within the Transactions and Merger expenses (see (d) below). Also, see Notes 4 and 5 in our unaudited condensed consolidated financial statements for additional discussion.
(c)	Reflects items associated with (1) the acquisition of VM3, such as legal, advisory and investment banker fees, (2) VM3 integration expenses, such as incremental contractor, travel and marketing costs and (3) certain advisory services and employee retention costs.
(d)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.
(e)	Reflects management fees paid to Carlyle and related expenses.

A reconciliation of Free Cash Flow to net cash provided by operating activities, the closest GAAP measure, is presented in the following financial table:

	Successor	Predecessor
	Three months ended September 30,
	2011	2010
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$50,872	$48,976
Capital expenditures	(12,250)	(15,721)

Free Cash Flow	$38,622	$33,255

	Combined Predecessor & Successor	Predecessor

	Nine months ended September 30,
	2011	2010
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$97,226	$106,454
Merger expenses	87,752	—
Less: non-cash stock compensation included in Merger expenses	(29,162)	—
Pre-Merger interest expense	10,219	—
Capital expenditures	(38,515)	(43,680)

Free Cash Flow	$127,520	$62,774

A reconciliation of Net Revenues to revenues, the closest GAAP measure, is presented in the following financial table:

	Successor	Predecessor
	Three months ended September 30,
	2011	2010
Reconciliation to Net Revenues	(in thousands)
Revenues	$203,680	$166,870
Less: Off-Network Database Queries	688	1,266

Net Revenues	$202,992	$165,604

	Combined Predecessor & Successor	Predecessor
	Nine months ended September 30,
	2011	2010
Reconciliation to Net Revenues	(in thousands)
Revenues	$573,455	$474,691
Less: Off-Network Database Queries	2,650	3,671

Net Revenues	$570,805	$471,020

Off-Balance Sheet Arrangements

We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $131.9 million and $154.5 million as of September 30, 2011 and December 31, 2010, respectively.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease our office space is similar to that used by many other companies of our size and does not have a material impact on our financial statements. We intend to continue to enter into operating leases for facilities and equipment as these leases expire or additional capacity may be required.

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3.0 million, reimburse its out-of-pocket expenses and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee of $30.0 million on the effective date of the Merger.

Consulting Agreement with Mr. Tony G. Holcombe

On June 15, 2011, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company during the time period beginning July 1, 2011 and ending June 30, 2012 and agreed to pay Mr. Holcombe $0.2 million for these services in equal monthly increments. Mr. Holcombe will also receive the same director fees as the independent directors.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine months ended September 30, 2011 and 2010.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant estimates and judgments.

During the nine months ended September 30, 2011, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2010 that had a material impact on our financial statements. In addition, we do not believe that any of our reporting units is at risk of failing the initial step for calculating goodwill impairment as of September 30, 2011. You should read “Risk Factors” and our summary of significant accounting policies in Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements included in the Accounting Standards Codification (“ASC”) in Topic 605 (Revenue Recognition). This accounting guidance requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. This guidance is effective for fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which is included in the ASC in Topic 985 (Software). ASU 2009-14 amends previous software revenue recognition guidance to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which is included in the ASC in Topic 805 (Business Combinations). ASU 2010-29 amends previous business combinations disclosure of revenue and earnings as though the business combination occurred at the beginning of the comparable prior year annual reporting period. ASU 2010-29 is effective for business combinations entered into in fiscal years beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which is included in the ASC in Topic 820 (Fair Value Measurement). ASU 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This accounting standard is effective for our financial statements beginning January 1, 2012. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 (Comprehensive Income). ASU 2011-05 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement is effective for presentation of comprehensive income for fiscal years beginning January 1, 2012 and interim periods within those years.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is included in the ASC in Topic 350 (Intangibles – Goodwill and Other). ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this guidance effective January 1, 2012. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to changes in interest rates on our new senior secured credit facilities. Our new senior secured credit facilities is subject to variable interest rates dependent upon the Eurodollar floor. Under our credit agreement, the Eurodollar rate floor is 1.50% and the base rate floor is 2.50%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2011, a one-eighth percent change in assumed interest rates on our new senior secured credit facilities would have an annual impact of $1.3 million on our interest expense.

Foreign Currency Market Risk

Although the majority of our operations are conducted in United States dollars, our significant foreign operations are conducted in Euros and Great Britain Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2011 compared to the average foreign currency exchange rates during the same period in 2010 would have increased or decreased our revenues and net income by approximately $6.7 million and $0.8 million, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2011. Based on our evaluation, as of September 30, 2011, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our Registration Statement on Form S-4 relating to the senior unsecured notes, which was declared effective on August 25, 2011, and disclosed elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from the effective date of our Registration Statement on Form S-4 relating to the senior notes.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019 (1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 9, 2011	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Administrative and Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise subject to liability under these sections.