Form 10-K
period 2011-12-31
SYNIVERSE HOLDINGS INC
filed 2012-03-07
CIK 1169264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

COMMISSION FILE NUMBER    333-176382

SYNIVERSE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8125 Highwoods Palm Way

Tampa, Florida 33647

(Address of principal executive office)

(Zip code)

(813) 637-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2011 was $0. The number of shares of common stock of the registrant outstanding at March 7, 2012 was 1,000.

Documents Incorporated by Reference

None

SYNIVERSE HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain of the statements in this Annual Report on Form 10-K, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for our future business and financial performance and/or the performance of the global telecommunications industry and economy generally. Such forward looking statements include, without limitation, statements regarding:

•

expectations of growth of the global wireless telecommunications industry, including increases in new wireless technologies such as smartphones and other connected devices, wireless subscribers, wireless usage, roaming, mobile data, number portability and text and multimedia messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	expectations of changes in our revenues from prior periods to future periods;

•	our beliefs concerning the effects that the current economic conditions will have on our business;

•	capital expenditures in future periods; and

•

the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our Senior Credit Facility (as defined under Item 1 of this Annual Report on Form 10-K) to fund our operations, debt service and capital expenditures.

These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	system failures, security breaches, delays and other problems;

•	the loss of major customers and the resulting decrease in revenue;

•	future consolidation among our customers that may cause decreased transaction volume and/or a reduction in our pricing;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	intense competition in our market for services and the advantages that many of our competitors have or may develop over us, through acquisitions or technological innovations;

•	customer migrations from our services to in-house solutions;

•	the failure to achieve or sustain desired pricing levels or transaction volumes;

•	certain risks with our continued expansion into international markets;

•	the costs and difficulties of acquiring and integrating complementary businesses and technologies;

•	the inability of our customers to successfully implement our services;

•	the risk exposure related to our reliance on third-party providers for communications software, hardware and infrastructure;

•	our inability to develop or maintain relationships with material vendors;

•	fluctuations in currency exchange rates;

•	the failure to obtain additional capital on acceptable terms, or at all;

•	the impairment of our intangible assets or goodwill;

•	regulations affecting our customers and us and future regulations to which they or we become subject;

•	the capacity limits on our network and application platforms and inabilities to expand and upgrade our systems to meet demand;

•	the inability to obtain or retain licenses or authorizations that may be required to sell our services internationally;

•	the failure to protect our intellectual property rights;

•	claims that we are in violation of intellectual property rights of others and any indemnities to our customers that may result therefrom;

•	the loss of key personnel and the potential inability to successfully attract and retain personnel;

•	unfavorable general economic conditions in the U.S. or in other major global markets;

•	our exposure to, and the expense of defending and resolving, lawsuits that arise in the ordinary course of business;

•	other factors disclosed in this Annual Report on Form 10-K; and

•	other factors beyond our control.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K for the year ended December 31, 2011 might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as otherwise may be required by law.

MARKET, RANKING AND INDUSTRY DATA

The data included herein regarding markets and ranking, including the size of certain service markets and our position and the position of our competitors and customers within these markets, is based on the referenced independent industry publications, reports from government agencies or other published industry sources and our estimates are based on our management’s knowledge and experience in the markets in which we operate. When we rank our customers by size, we base those rankings on the number of subscribers our customers serve. When we describe our market position, we base those descriptions on the number of subscribers serviced by our customers. Our estimates have been based on information obtained from our customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Annual Report on Form 10-K. However, this information may prove to be inaccurate because of the methods by which we obtain certain data for our estimates, because this information cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. In addition, the provided market data is not a guarantee of future market characteristics because consumption patterns and consumer preferences can and do change. See also “Statements Regarding Forward Looking Information.”

OTHER DATA

Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading global provider of business and technology services for the mobile telecommunications industry. For over 20 years, we have served as an integral third-party intermediary in the industry. Our product offerings include applications for facilitating network connectivity between mobile operators; text and multimedia message delivery services; and essential roaming clearing house and financial settlement services. The network footprint of most mobile operators is limited to their home geographies. As a result, mobile operators must interact with one another to provide the seamless coverage and services that their subscribers expect throughout the world. Mobile operators rely on us to facilitate these interactions with other operators because of our broad suite of transaction-based services, substantial technical and innovative expertise, global reach, high quality customer support and reliability. In addition, we continue to expand our services portfolio to non-traditional customers operating in the mobile ecosystem such as internet service providers and social networking portals, cable companies, financial institutions and other entities.

We clear, process, route, translate and transport over a billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also have a secure physical network infrastructure, consisting of 14 data centers and 14 network points-of-presence worldwide, for the connections to complete these transactions. Such connections can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services by mobile operators, subscribers are able to make phone calls, send and receive texts, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.

We generate the majority of our revenues on a per-transaction basis, at times generating multiple transactions from a single subscriber call, text message or data session. Demand for transactions is driven primarily by wireless subscriber growth, the frequency of subscriber roaming activity, the volume of wireless voice calls and data sessions, the number of Short Messaging Service (“SMS”) and Multimedia Messaging Service (“MMS”) messages exchanged, subscriber adoption of new wireless data services and the rapid proliferation of smartphones and other connected devices.

We currently provide services to over 750 telecommunications providers, such as Verizon Wireless, Telefónica, Vodafone and China Unicom, and to more than 150 enterprise customers across over 160 countries. We have maintained a customer contract renewal rate of 98% since 2006.

We were founded in 1987 as GTE Telecommunication Service Inc. (“TSI”), a unit of GTE Corporation (“GTE”), to address the industry-wide need for inter-carrier wireless roaming telephone service. In early 2000, GTE combined TSI with its Intelligent Network Services business, a leading Signaling System 7 (“SS7”) network and intelligent network database provider. In June 2000, GTE and Bell Atlantic merged to form Verizon Communications and TSI became an indirect, wholly owned subsidiary of Verizon Communications. In February 2002, TSI was acquired by certain members of senior management and an investor group led by GTCR Golder Rauner, LLC and in 2004, TSI was renamed Syniverse Technologies, Inc., which became Syniverse Technologies, LLC in February 2012. Syniverse Holdings, Inc., a Delaware corporation, is the direct parent of Syniverse Technologies, Inc. now known as Syniverse Technologies, LLC. In February 2005, Syniverse Holdings, Inc. became a publicly traded company on the New York Stock Exchange (“NYSE”) with the symbol “SVR”.

On January 13, 2011, we consummated a merger with Buccaneer Holdings, Inc. (“Holdings”) and Buccaneer Merger Sub, Inc. (“Merger Sub”), affiliates of The Carlyle Group (“Carlyle”), under which Holdings acquired 100% of our equity for a net purchase price of $2,493.8 million (the “Merger”). As a result of the Merger, the common stock of Syniverse Holdings, Inc. is no longer listed on the NYSE. In connection with the Merger, the following transactions occurred at consummation, referred to as the “Transactions”:

•	investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1,200.0 million;

•

we became obligated under senior secured credit facilities (the “Senior Credit Facility”), consisting of (1) a senior secured term loan facility of $1,025.0 million (the “term loan facility”) and (2) a senior secured revolving credit facility with commitments of $150.0 million (the “revolving credit facility”) under a credit agreement with Barclays Bank PLC, as administrative agent (the “credit agreement”);

•	we became obligated on the $475.0 million aggregate principal amount of 9.125% senior unsecured notes due 2019 (the “notes”) issued under the indenture governing the outstanding notes;

•

each share of Syniverse’s common stock issued and outstanding, including any shares that were issued upon the automatic exercise of any options outstanding under our then-existing 2006 Employee Stock Purchase Plan, immediately prior to the effective time of the Merger (other than shares held by stockholders who properly exercised appraisal rights) was cancelled and converted into the right to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•

each outstanding and unexercised option to purchase shares of Syniverse’s common stock, whether or not then vested, was cancelled and entitled the holder thereof to receive a cash amount equal to the excess, if any, of $31.00 over the per-share exercise price of such option, without interest, less applicable withholding tax;

•

each outstanding restricted stock award granted under a Syniverse equity plan became fully vested and the holder thereof was entitled to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•

certain indebtedness of Syniverse was repaid and discharged, including our then existing credit facilities and $175.0 million aggregate principal amount of existing 7 3/4% senior subordinated notes due 2013;

•

approximately $158.3 million of fees and expenses were incurred relating to the foregoing, including placement and other financing fees (including fees and discounts payable to the lenders and initial purchasers in connection with our Senior Credit Facility and the offering of the notes); and

•	we delisted our common stock from the NYSE and deregistered our common stock under the Exchange Act.

Our principal executive offices are located at 8125 Highwoods Palm Way, Tampa, Florida 33647. Our telephone number is (813) 637-5000, and our website is www.syniverse.com. The information on or linked to our website is not part of this Annual Report on Form 10-K, nor is such content incorporated by reference here.

The following sections of our Annual Report on Form 10-K excluding Item 6 and Item 8 represent information about our financial condition and results of operations and cover periods before and after the Merger and the related Transactions. Accordingly, the financial information of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the years ended December 31, 2011 and December 31, 2010 without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates the results of operations. Effects of the Transactions will be discussed where applicable. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Executive Overview

Financial Highlights

For the year ended December 31, 2011, revenues increased $117.8 million, or 18.1%, to $768.0 million from $650.2 million for the year ended December 31, 2010. The increase was primarily driven by transaction volume increases in our Network and Roaming services. Operating expenses increased $41.1 million primarily due to higher cost of operations driven by higher variable and data processing costs, including message termination fees and higher headcount-related expenses including performance-based compensation. Depreciation and amortization expenses increased $123.0 million to $198.9 million for the year ended December 31, 2011 from $75.9 million for the same period in 2010. The increase was primarily driven by the higher intangible assets recorded as a result of the application of purchase accounting for the Merger. Restructuring and management termination benefits expenses were $6.2 million for the year ended December 31, 2011 and resulted from new restructuring plans implemented in June 2011 for the termination of certain sales management positions and implemented in December 2011 for the regionalization of our customer support workforce for better alignment with our customers’ needs. Operating income decreased $134.0 million to $35.6 million for the year ended December 31, 2011 from $169.6 million operating income for the same period in 2010. The change in operating income was primarily driven by the effects of the Merger. Specifically, the Merger resulted in transaction-related costs and increased intangible amortization expense as well as higher interest expense as a result of our increased indebtedness.

Business Developments

Carlyle Merger

On January 13, 2011, we consummated the Merger and the other Transactions described above. For additional discussion of the Transactions, see Note 5 to our audited consolidated financial statements.

Acquisition of the Messaging Business of VeriSign, Inc.

On October 23, 2009, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses (collectively, the “VM3 Business”) for cash proceeds of $175.0 million. See Note 4 to our audited consolidated financial statements for additional discussion of this acquisition.

Through the acquisition of VM3, we expanded our Messaging operations to achieve the scale, reach and capabilities to provide mobile operators and others with service offerings to meet the growing need for Messaging services.

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. This joint venture was awarded the license for Zone 1, which serves Delhi, Mumbai and nine other service areas. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. Number portability services in Zone 1, which had previously been delayed by the Indian telecommunications regulatory authority, were fully launched on January 20, 2011.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Business Description

We design comprehensive solutions that solve mobile technology complexities as new technology standards and protocols emerge. We provide an integrated suite of Network, Messaging and Roaming services for our customers, which are mainly utilized when mobile operators need to interact with one another. Most of our customers employ multiple services from us, often spanning two or more of our service offerings.

We have reevaluated our portfolio of product offerings and effective January 1, 2011 we have shifted certain products between our service offerings. These changes primarily impacted the Network services and Roaming services offerings. All prior periods have been recast under the new alignment for comparative purposes.

Our primary service offerings are as follows:

Network services. We offer Network services which chiefly consist of our intelligent network products such as Signaling System 7 (“SS7”) solutions, interstandard roaming solutions, Mobile Data Roaming (“MDR”), call setup and tear down, internet protocol (“IP”) platform solutions, Real-Time Intelligence (“RTI”) tools, database solutions and number portability services.

•

Signaling solutions provide cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on GSM and Code Division Multiple Access (“CDMA”) networks around the world.

•

Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. MDR services allow CDMA data devices to roam on other CDMA operator networks.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire.

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks.

•

RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction.

•	Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing.

•	Number portability services allow subscribers to maintain their phone numbers when changing to a different mobile service provider.

In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (“Off-Network Database Queries”). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third-party intelligent network database providers.

Messaging services. We provide mobile operators with routing, translation and delivery services for SMS and MMS messages sent from one operator’s network to another. While mobile operators have routing and delivery capabilities for subscribers within their own networks, they do not generally have an efficient way to directly route and deliver messages to other operators’ networks as this would require a direct connection with each of over a thousand mobile operators throughout the world, as well as sophisticated translation capabilities between numerous mobile standards. Once one of our customers has determined that an SMS or an MMS message needs to be delivered outside of its network, the message is sent to us. From there, we determine where the message is going, translate the message so it can be read by the receiving network and deliver it. This is known as Peer-to-Peer (“P2P”) messaging. As part of our enterprise messaging business, known as Application-to-Peer (“A2P”) messaging, we provide enterprise customers with routing, translation and delivery services for direct communication with their customers and employees via SMS and MMS alerts.

Roaming services. We operate the largest roaming clearing house in the world and process hundreds of billions of roaming transactions each year. A roaming transaction is generated whenever a subscriber from one mobile operator makes or receives a call, sends or receives an SMS or MMS message, or initiates a data session, in each case, while roaming on another operator’s network. Subscribers typically roam in places where their home operator’s network coverage is relatively limited or non-existent. In order to provide seamless global coverage, mobile operators enter into roaming agreements with one another to provide access for their subscribers to other operators’ networks in a given geography. When its subscribers roam, the home operator must pay the visited operator for use of the network. Through our clearing house, we clear and settle roaming transactions generated by calls, messages and data sessions initiated by the home operator’s subscriber while roaming on the visited operator’s network. The information we provide determines the amount of roaming charges owed by one mobile operator to another. Fees are paid to us by the visited operator who ultimately bills the home operator for use of its network. In addition to this core service, we provide mobile operators a number of other value-added services, including roaming data analytics, roaming agreement management, fraud prevention and financial settlement services.

We also provide technology turn-key solutions, including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions. Our turn-key solutions business provides software services to customers primarily in the Asia Pacific region.

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.

Segments

Effective January 1, 2011, we combined our previous operating segments, Network, Messaging, and Roaming, into a single reportable segment which also includes the Corporate and Other category we previously reported separately. Refer to Note 2 of Notes to Consolidated Financial Statements for additional discussion. We currently operate as a single operating segment, since our Chief Executive Officer reviews financial information on the basis of our consolidated financial results for the purposes of making resource allocation decisions.

Revenues by service offering are as follows:

	Combined Predecessor & Successor	Successor	Predecessor
	Year Ended December 31,	Period from January 13 to December 31,	Period from January 1 to January 12,	Year Ended December 31,

	2011			2010	2009

	(dollars in thousands)
Network services	$327,847	$318,666	$9,181	$254,118	$232,202
Messaging services	194,029	187,831	6,198	190,949	61,384
Roaming services	225,577	219,209	6,368	188,549	168,842
Other	20,539	20,272	267	16,583	20,563

Total revenues	$767,992	$745,978	$22,014	$650,199	$482,991

Revenues by geographic region based on the “bill to” location on the invoice, are as follows:

	Combined Predecessor & Successor	Successor	Predecessor
	Year Ended December 31,	Period from January 13 to December 31,	Period from January 1 to January 12,	Year Ended December 31,

	2011			2010	2009

	(dollars in thousands)
North America	$594,430	$577,246	$17,184	$508,647	$351,378
Asia Pacific	60,323	59,028	1,295	43,263	39,392
Caribbean and Latin America	44,841	43,413	1,428	38,604	32,817
Europe, Middle East and Africa	64,394	62,397	1,997	54,883	54,101
Off-Network Database Queries (1)	4,004	3,894	110	4,802	5,303

Revenues	$767,992	$745,978	$22,014	$650,199	$482,991

(1)	Off-Network Database Queries are not allocated to geographic regions.

 For the years ended December 31, 2011, 2010 and 2009, we derived 72.2%, 71.9% and 68.7%, respectively, of our revenues from customers in the United States. During the years ended December 31, 2011, 2010 and 2009, we did not generate revenues in excess of 10% of revenues in any other individual country.

 Long-lived assets consisting of property and equipment, net and capitalized software, net by geographic location were as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(dollars in thousands)
United States	$279,931	$131,014
Asia Pacific	5,164	6,042
Caribbean and Latin America	293	35
Europe, Middle East and Africa	5,925	10,195

Total long-lived assets, net	$291,313	$147,286

Industry Summary

In today’s highly competitive wireless industry, a key priority for the roughly 1,100 mobile operators around the world is to offer uninterrupted network coverage to, and seamless wireless connectivity for, subscribers. When subscribers connect using their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is more readily achieved. However, when subscribers roam on other operators’ networks or connect with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and often incompatible technologies, networks and devices. The latter scenario requires physical connections between operators’ networks and numerous agreements that govern these interactions. We believe it is costly and inefficient for mobile operators to connect directly for certain data and transaction types, such as roaming, and since these transactions require visibility into proprietary subscriber data and usage patterns, it is impractical to do so with other mobile operators who may also be competitors. Therefore, it is important to have a neutral and trusted expert third-party intermediary, such as Syniverse, as the interface between operators to process these transactions.

The global wireless industry has grown significantly over the last decade, as consumer preferences have trended towards faster, more convenient ways to communicate and devices and services have become increasingly available and affordable to meet these robust demands. We believe the number of global mobile connections has grown substantially in recent years. At the same time, the growth in the overall number of mobile connections corresponded with substantial increases in messaging. From 2008 to 2010, worldwide SMS and MMS volumes, in terms of the overall number of messages sent, grew at a compounded annual growth rate (“CAGR”) of 32% and 76%, respectively, according to Portio Research. Transaction volume growth has provided more revenue opportunities for our business. During the same time period, one of the more substantial growth opportunities for us has stemmed from growth of mobile data traffic driven by the higher penetration of data devices and the build-out of faster networks, a trend that we expect to continue going forward. Cisco states that it expects worldwide mobile data traffic to increase by a factor of 26 from 2010 to 2015. Moreover, we believe that transaction growth in the wireless industry will continue and be driven by further global mobile penetration; the proliferation of smartphones and tablets; the deployment and expansion of existing third generation (“3G”) and fourth generation (“4G”) mobile networks (both of which transmit data at faster speeds than legacy networks); and economic growth globally and in emerging markets particularly.

 We generate the majority of our revenues on a per-transaction basis, at times generating multiple transactions from a single subscriber call, text message or data session. Transactions can be generated (and thereby accrue fees for us) across each of our Network, Messaging and Roaming services. Demand for transactions is driven primarily by wireless subscriber growth, the frequency of subscriber roaming activity, the volume of wireless voice calls and data sessions, the number of SMS and MMS messages exchanged and subscriber adoption of new wireless data services. Thus, large increases in data traffic, messaging volume, roaming and the overall number of global subscribers should have substantial, positive effects on the number of transactions we process, thereby driving higher revenues.

 Network. Network services connect calls and messages between subscribers of different operators and support roaming for smartphones and other mobile data devices. Many operators look to outsourced network providers like Syniverse to arrange for cost effective connectivity to other networks via our SS7 infrastructure, thereby avoiding the cost and complexity of managing individual network connections with multiple operators. SS7 is an industry standard signaling protocol used by most telecommunications operators in North America. The SS7 network’s core function is to relay the routing information for a phone number so that wireless calls can connect and messages can be delivered. SS7 and C7, a similar standard used outside of North America, support many other telecommunications functions, such as call setup and tear down, text message delivery, toll-free calling services, prepaid billing mechanisms, caller ID and number portability services. Signaling networks are evolving through emerging IP protocols, such as Signaling Transport (“SIGTRAN”), Session Initiation Protocol (“SIP”) and Diameter, to replace the legacy SS7 standard. This evolution is necessary as global mobility services transition from existing 2G and 3G mobile networks to 4G. Growth in Network services is driven by global wireless subscriber growth, the emergence of more non-traditional providers of wireless services (such as wireline operators and cable operators), increasing government-mandated number portability, consumer adoption of smartphones and other data devices and the standardization of additional operator service offerings, such as caller ID.

Messaging. Growth in messaging transaction volumes is driven by the lower cost of SMS relative to voice calls, the convenience and ease of messaging, and the ubiquitous access to messaging capabilities across networks and devices. In many emerging markets, where data capabilities are limited by network quality (second generation or “2G” networks) and less sophisticated devices (basic feature phones), subscribers are increasingly using less expensive SMS rather than voice services to communicate for business and social purposes. In developed markets, SMS growth has been further enhanced with the introduction of smartphones, which drive higher messaging volumes because of the availability of the full keyboard and more user-friendly display. As a result of these trends, subscribers are increasingly likely to communicate via SMS rather than make a phone call. In addition, enterprises have begun to utilize SMS and MMS as a means to reach consumers for notification and marketing purposes. Growth in SMS and MMS is being tempered in part by the proliferation of closed community messaging applications that utilize the data channel for transport. Based on analysis produced by Portio Research, worldwide SMS traffic is estimated to grow at a CAGR of 10% from 8 trillion messages in 2011 to 11.7 trillion messages in 2015, while worldwide MMS traffic is estimated to increase at a CAGR of 17% during that same period.

Roaming. Roaming transaction volume growth is driven by travel trends, subscriber growth, and increasing voice, messaging and data usage. Informa forecasts global business and consumer roaming traffic (which is based on the overall number of roaming minutes, roaming messages and data services used) to grow at CAGRs of approximately 28% and 24%, respectively, from 2011 to 2016 and anticipates global data roaming traffic (which is measured by the amount of megabytes of data transmitted per year, exclusive of SMS) will increase at a CAGR of approximately 21% during the same period. In emerging markets, we expect that increasing mobile penetration, economic growth, fragmented network coverage and reduced prices for devices and plans will drive strong roaming growth. Retail roaming rates are increasingly subjected to heightened scrutiny, as regulators become more concerned with “bill shock,” which results when consumers receive unexpectedly high bills for roaming and other services. We expect that declining retail roaming rates resulting from regulator-mandated tariff reductions and other market pressures will further increase roaming activity as we anticipate subscribers will become more inclined to roam as retail roaming rates decrease. This trend should generate greater transaction volume and revenues for providers like Syniverse.

We expect the technological complexities and operational challenges faced by communications providers to continue to grow as the industry evolves. These complexities and challenges are driven by a variety of wireless industry trends, including the growing number of mobile subscribers, wireless roaming calls, SMS and MMS messages and wireless data transactions. In addition, we believe the emergence of next-generation wireless communication services, such as Worldwide Interoperability for Microwave Access (“WiMAX”), Long Term Evolution (“LTE”) and Voice over Internet Protocol (“VoIP”) and the potential for future regulator-mandated changes within the industry (in particular, with respect to roaming), as well as the adoption of new applications for existing communications services, will further drive the need for our Network, Messaging and Roaming services.

Competition

Although we do not have an individual competitor that competes with us across all of our capabilities, we have a number of competitors for each specific service we offer.

•

Network. Our competitors for SS7 network connectivity and intelligent network services include TNS, Inc., Tata Communications, Ltd., Aicent, Inc., BICS, a Belgacom S.A. company, and local exchange carriers. Mobile and fixed line operators may also choose to deploy and manage their own in-house SS7 networks. Our Network services compete with a variety of companies including TNS, Inc. in the U.S. and Aicent, Inc., France Telecom, BICS, Roamware, Inc., Starhome GmbH and Sybase, Inc., an affiliate of SAP; internationally. Our primary competitors for number portability services are Neustar, Inc., Telcordia Technologies, Inc., which was acquired by Ericsson in January 2012, and Accenture, as well as several smaller companies.

•	Messaging. Our primary competitors include Sybase, Inc., Iris Wireless, LLC, Aicent, Inc. and Interop Technologies, LLC.

•

Roaming. Our primary competitors for our clearing solutions include MACH Solutions, Ltd., TNS, Inc., Comfone S.A., Emirates Data Clearing House, Nextgen Clearing, Ltd and other smaller companies. Additionally, several mobile operator groups have aggregated all roaming related services across their multiple operator companies in the form of “hubs”. These roaming hubs provide a centralized organizational point to select solutions and service providers, thereby concentrating competitive offers to one location within a mobile operator group. Further, the competitive landscape incorporates services that operators perform on a turn-key or in-house methodology rather than outsource to a third party managed service provider. These services include data and financial clearing, and other services such as steering of roaming.

Strategy

 As we continuously evaluate strategies to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:

 Optimize existing business. We continue to seek opportunities to manage our business more efficiently and maximize our competitiveness and profitability. Our first priority is to continue delivering high quality, reliable services to our existing customer base and newly acquired customers by leveraging our global infrastructure and mobile expertise. Our ability to deliver on this mission is evidenced by our customer contract renewal rate of 98% since 2006 and longstanding relationships with our core customers. We continue to improve customer satisfaction through investment in on-the-ground regional support. We have also been successful in leveraging our customer service platform to identify additional services to be sold to existing customers. Over the last five years, revenues from our current top 10 customers have more than doubled as a result of volume growth, the sale of additional services and strategic acquisitions. We plan to continue to provide high quality services to our customers and develop technologies in collaboration with these customers to meet their needs and those of their customers. We plan to maintain a strong foundation through our operating principles of customer focus, operational excellence, continuous improvement and continued growth to propel mutual, long-term success for Syniverse and our customers.

Continue global expansion. We continue to build our business both geographically and by serving newer entrants to the mobile ecosystem, where we serve MSOs, internet service providers, and enterprises. With a focus both on these newer entrants as well as established mobile network operators, we currently serve the top 10 global operators and eight of the top 10 U.S. banks. We are also focusing on key markets such as China and India where the demand for mobile services continues to outpace the rest of the world. These markets represent growth opportunities, and as we pursue contract wins with major mobile operators in these key markets, we believe our local presence will provide a platform for expanded product offerings and access to the local customers that we target for new business opportunities. For example, in 2009, we were awarded a number portability contract in the fast-growing and highly attractive Indian wireless market, which has provided a platform through which we can offer other Roaming and Messaging services in the Indian market. In addition, we recently teamed with China Unicom to deploy a wide range of Syniverse solutions that will enhance the end-user experience for its subscribers both at home and abroad while preparing the customer to make the transition from 3G to 4G and beyond. Since 2005, we have grown our employee base from 797 employees primarily based in the U.S. to a global workforce of 1695 full-time equivalent employees as of December 31, 2011, with most of that growth consisting of technology, operations and sales employees outside of the U.S. Over the coming years, we expect to continue to diversify our customer base beyond North America by utilizing our established global technology and sales infrastructure to secure customer wins and sell incremental services while growing our per-customer revenues across other key geographies, as well as through potential strategic international acquisitions.

Focus on Free Cash Flow generation. We intend to focus on maximizing Free Cash Flow through continued revenue growth and cost management in order to expand Adjusted EBITDA margins and reduce leverage, as we have done historically. We have a largely fixed cost structure, allowing us to benefit from volume growth with low marginal costs. Our gross margins have exceeded 60% every year since 2005. Adjusted EBITDA margins have ranged from approximately 41% to 45% over the last three fiscal years, and we have consistently converted a substantial portion of Adjusted EBITDA into Free Cash Flow as a result of our low capital expenditures and working capital needs. See “Non-GAAP Financial Measures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K for the reconciliation of net income to Adjusted EBITDA and the reconciliation of net cash provided by operating activities to Free Cash Flow. A significant portion of our capital expenditures in the year ended December 31, 2011 was spent on new product development, as opposed to ongoing maintenance. We plan to continue implementing continuous improvement programs such as automation and in-region sufficiency to increase operational efficiencies within our service offerings and technology platforms in order to maximize our Free Cash Flow. This approach also will ensure we are able to provide our customers with the best possible in-region support with teams that understand their markets’ unique requirements.

 Expand product offerings and customer base. As mobile technologies evolve and the complexity of interoperability issues increases, we believe our ability to develop innovative technical solutions will put us in a position to not only address our existing customers’ evolving needs but those of future market participants as well. We intend to work closely with our customers to identify and evaluate their business issues and to develop and implement solutions that have potentially broader application in the marketplace. For example, subscriber demand for high QoE is based on the need for immediacy, accuracy, ubiquity and personalization of their service. To address this, we offer our customers Real-Time Intelligence solutions that proactively monitor and improve end user QoE resulting in fewer billing disputes, increased customer stickiness, brand protection and additional revenue opportunities for our customers. As networks evolve from 3G to 4G, our experienced technology and sales teams work in collaboration with a number of our customers to address the local and global interoperability issues associated with the development of 4G and LTE technologies. We also are currently assessing roaming and interoperability opportunities for emerging services, such as mobile video, flexible charging services, and location-based services, driven by subscriber and operator trends. By cultivating relationships with new entrants in the mobile ecosystem, we continue to broaden our customer base and increase awareness of our service offerings.

 Pursue a disciplined acquisition strategy. Throughout our history, we have been successful in making and integrating a number of accretive acquisitions, including the acquisitions of BSG Wireless in 2007 and VM3 in 2009. The BSG Wireless acquisition enhanced our data clearing house capabilities by consolidating technical and operational platforms, resulting in significant cost savings. Through the VM3 acquisition, we expanded our Messaging operations, enhanced our technical capabilities and increased scale in order to better meet customers’ growing demand for Messaging services. We intend to continue to selectively explore opportunities for strategic acquisitions. While we would not expect to alter our core business, future acquisitions may present opportunities to expand our range of services, customer base and cross-selling opportunities, as well as increase economies of scale or expand and deepen our geographic footprint.

Customers

We provide our services to over 750 telecommunications operators, many of whom are the world’s leading mobile operators, and to more than 150 enterprise customers in over 160 countries. Our customers include mobile operators, telecommunications service providers, MSOs, internet service providers, social networking portals and enterprise clients, such as financial institutions, airlines, logistics companies and others. We serve most of the largest global mobile providers including America Movil, AT&T Wireless, China Mobile, China Unicom, Reliance Communications, Sprint Nextel, T-Mobile, Telefónica, Verizon Wireless and Vodafone. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

For the years ended December 31, 2011 and 2010, 39% and 37%, respectively, of revenues were generated by two customers, Verizon Wireless and Sprint Nextel. No other customer represented more than 10% of revenues for the years ended December 31, 2011 and 2010.

Our 10 largest customers for the year ended December 31, 2011 and the year ended December 31, 2010 represented approximately 61% and 60% of our revenues in the aggregate, respectively.

Employees

As of December 31, 2011, we had 1,695 full-time equivalent employees, with approximately 43% located outside the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. Management believes that employee relations are good.

Sales and Marketing

As of December 31, 2011, our sales and marketing organizations included 167 people who identify and address customer needs and concerns, deliver comprehensive services and offer a comprehensive customer support system.

•

Sales. Our sales team is geographically diverse and regionally focused. Sales directors are organized geographically with regional offices responsible for North America, Caribbean and Latin America, Asia Pacific and Europe/Middle East/Africa. Account managers are product specialists and work as a team to respond to customer needs.

•

Marketing. Our marketing organization is comprised of marketing and communications employees. This organization is responsible for consistent communications and brand management globally as well as market planning and analysis and industry relations. This includes strategic plan development, product marketing and competitive analysis, media relations, event planning, web marketing and marketing communications.

Technology and Operations

Technology

 As of December 31, 2011, our technology group was comprised of 688 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the Technology group include Product Management, Product Development and Life Cycle, Operational Support Services, Technology Services and Research and Development.

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

•	Operational Support Services. Provides 24 hours per day, seven days per week, 365 days per year operational product support to ensure a high level of service and system availability.

•	Technology Services. Responsible for maintaining the high quality of customer service through centralized testing, system/data base administration and configuration management.

•

Research & Development. Responsible for researching new telecommunications technologies and identifying solutions which facilitate technology migration and interoperability functionality for operators.

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of operations amounted to $23.5 million, $18.9 million and $18.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Operations

As of December 31, 2011, we had 497 employees dedicated to managing internal operations and customer support functions. Key functions include:

•

Customer Service, Documentation and Training. Provides “front-line” support for our global customers. Documentation and Training group publishes the technical documentation accompanying portfolio of services in multiple languages and also travels nationally and globally to provide strategic customer training.

•	Operator Business Process Outsourcing. Provides flexible services and solutions designed with features for planning, reporting, monitoring and analyzing customer roaming agreements.

•

Internal Operations Support. Manages internal hardware and software technology programs as well as the Local Area Network, Internet, email and departmental servers for our employees. Other internal operations functions include information security, facilities management and disaster recovery.

As of December 31, 2011, we had 91 employees dedicated to network provisioning, monitoring and support.

•

Network Operations Center. We maintain a state-of-the-art Network Operations Center that actively monitors applications, network and connections to customers. The Network Operations Center provides support both domestically and globally 24 hours per day, seven days per week, 365 days per year. The Network Operations Center proactively identifies potential application, operating system, network, switch connectivity and call processing problems. These problems are managed through resolution with customers in conjunction with Inter-Exchange Operators, Local Exchange Operators, field engineering, our internal product support and development teams and vendors.

•

Network Services. Designs, develops and supports our SS7 and Internet Protocol-based Intelligent Network Service offerings. Employees within Network Services work closely with other functional departments and vendors to ensure that we are engineering and monitoring cost effective and reliable network solutions that meet customers’ needs.

Governmental Regulation

 Certain services we offer are subject to regulation by the United States Federal Communications Commission (“FCC”) that could have an indirect effect on our business. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. Some of our customers may also be subject to federal or state regulation that could have an indirect effect on our business. We do not currently offer services that are deemed to be common carrier telecommunications services.

Intellectual Property Rights

 We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We currently maintain approximately 264 registrations and 47 applications in 37 countries covering our marks; approximately 63 patents and 23 patent applications, several jointly-owned with Verizon Communications in the United States and in foreign countries; and over 61 U.S. Copyright Registrations covering numerous software applications. In addition, we have attempted to protect certain of our technologies as trade secrets. In order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

ITEM 1A.	RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If these events occur, we may not be able to pay all or part of the interest or principal on the notes. Information contained in this section may be considered “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

Risks Relating to the Notes

Your right to receive payments on the notes is effectively subordinated to the rights of our existing and future secured creditors. Further, the guarantees of the notes are effectively subordinated to all our guarantors’ existing and future secured indebtedness.

Holders of our secured indebtedness and the secured indebtedness of the guarantors could have claims that are prior to the claims as holders of the notes to the extent of the value of the assets securing that other indebtedness. Notably, we and certain of our subsidiaries, including the guarantors, are parties to our Senior Credit Facility, which is secured by liens on substantially all of our assets and the assets of the guarantors. The notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the notes. As a result, holders of the notes may receive less, ratably, than holders of secured indebtedness.

 As of December 31, 2011, the aggregate amount of our secured indebtedness, net of original issue discount was approximately $1,003.9 million, and $148.1 million of unused commitments were available for additional borrowings under the revolving portion of our Senior Credit Facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2011, which is considered a reduction against our revolving credit facility under the credit agreement. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the notes.

Restrictive covenants in the indenture governing the notes and the credit agreement governing our Senior Credit Facility may restrict our ability to pursue our business strategies.

 The indenture governing the notes and the credit agreement governing our Senior Credit Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	issue disqualified and preferred stock;

•	make certain investments;

•	pay dividends or make distributions on our capital stock;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens; and

•	designate any of our subsidiaries as unrestricted subsidiaries.

 The restrictions contained in the indenture governing the notes and the credit agreement governing our Senior Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

 A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the credit agreement governing our Senior Credit Facility. If a default occurs, the lenders under our Senior Credit Facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indenture governing the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our Senior Credit Facility will also have the right to proceed against the collateral that secures those borrowings. If the indebtedness under our Senior Credit Facility and the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.

The notes are guaranteed on a senior basis by our current and future wholly owned domestic subsidiaries that are guarantors of our secured Senior Credit Facility. Our non-guarantor subsidiaries held approximately $73.6 million, or 2.4%, of our total assets and $23.2 million, or 1.3%, of our total liabilities as of December 31, 2011 and accounted for approximately $101.3 million, or 13.2%, of our revenues for the year ended December 31, 2011 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture and the credit agreement, and any subsidiary so designated will not be a guarantor of the notes or the Senior Credit Facility.

Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of noteholders to realize proceeds from the sale of any of those subsidiaries’ assets, are effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of debt of that subsidiary. In addition, the indenture governing the notes permits non-guarantor subsidiaries to incur significant additional indebtedness.

The trading price of the notes may be volatile and can be directly affected by many factors, including our credit rating.

The trading price of the notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for non-investment grade securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities.

Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the notes, or the trading market for the notes, to the extent a trading market for the notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the notes.

We are a holding company with no operations and may not have access to sufficient cash to make payments on the notes.

We are a holding company and have limited direct operations. Our most significant assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law, the instruments governing our indebtedness, including the indenture governing the notes and the credit agreement governing our Senior Credit Facility, or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the notes. In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are guarantors of the notes, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause our existing and any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness, including the indenture governing the notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on the notes when due. In addition, any guarantee of the notes is subordinated to any secured indebtedness of a subsidiary guarantor to the extent of the value of the collateral securing such indebtedness.

Federal and state statutes may allow courts, under specific circumstances, to void the guarantees and require noteholders to return payments received from guarantors.

 Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be deemed a fraudulent transfer if the guarantor received less than a reasonably equivalent value in exchange for giving the guarantee and

•	was insolvent on the date that it gave the guarantee or became insolvent as a result of giving the guarantee, or

•	was engaged in business or a transaction, or was about to engage in business or a transaction, for which property remaining with the guarantor was an unreasonably small capital, or

•	intended to incur, or believed that it would incur, debts that would be beyond the guarantor’s ability to pay as those debts matured.

A guarantee could also be deemed a fraudulent transfer if it was given with actual intent to hinder, delay or defraud any entity to which the guarantor was or became, on or after the date the guarantee was given, indebted.

The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, is greater than all its assets, at a fair valuation, or

•

the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature, or

•	it could not pay its debts as they become due.

We cannot predict:

•

what standard a court would apply in order to determine whether a guarantor was insolvent as of the date it issued the guarantee or whether, regardless of the method of valuation, a court would determine that the guarantor was insolvent on that date; or

•	whether a court would determine that the payments under the guarantee constituted fraudulent transfers or conveyances on other grounds.

The indenture contains a “savings clause” intended to limit each subsidiary guarantor’s liability under its guarantee to the maximum amount that it could incur without causing the guarantee to be a fraudulent transfer under applicable law. We cannot assure you that this provision will be upheld as intended. In 2009, the U.S. Bankruptcy Court in the Southern District of Florida in Official Committee of Unsecured Creditors of TOUSA, Inc. v. Citicorp N. Am., Inc. found this kind of provision in that case to be ineffective, and held the subsidiary guarantees to be fraudulent transfers and voided them in their entirety.

If a guarantee is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of the guarantor. In such case, any payment by the guarantor pursuant to its guarantee could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor. If a guarantee is voided or held unenforceable for any other reason, holders of the notes would cease to have a claim against the subsidiary based on the guarantee and would be creditors only of the Company and any guarantor whose guarantee was not similarly voided or otherwise held unenforceable.

The lenders under our Senior Credit Facility have the discretion to release the guarantors under our Senior Credit Facility in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

While any obligations under our Senior Credit Facility remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indenture governing the notes offered hereby, at the discretion of lenders under our Senior Credit Facility, if such guarantor is no longer a guarantor of obligations under our Senior Credit Facility or any other indebtedness. The lenders under our Senior Credit Facility will have the discretion to release the guarantees under our Senior Credit Facility in a variety of circumstances. You will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

We may not be able to satisfy our obligations to holders of the notes upon a change of control.

Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the notes has the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest and additional interest, if any. Our failure to purchase, or give notice of purchase of, the notes would be a default under the indenture, which would in turn be a default under our Senior Credit Facility. In addition, a change of control may constitute an event of default under our Senior Credit Facility. A default under our Senior Credit Facility would result in an event of default under the indenture if the lenders accelerate the debt under our Senior Credit Facility.

If a change of control occurs, we may not have enough assets to satisfy all obligations under our Senior Credit Facility and the indenture related to the notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our Senior Credit Facility and the notes or obtain a waiver from the lenders or you as a holder of the notes. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indenture governing the notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations may adversely affect our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations.

In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information.

Certain private equity investment funds affiliated with Carlyle own substantially all of our equity and their interests may not be aligned with yours.

Carlyle and certain co-investors own substantially all of the fully diluted equity of our parent company, and, therefore, have the power to control our affairs and policies. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Carlyle could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates and co-investors, as equity holders, might conflict with your interests as a noteholder. Carlyle may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a noteholder. Additionally, Carlyle is in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

We have a significant amount of indebtedness. At December 31, 2011, we had $1,478.9 million of indebtedness, net of original issue discount on a consolidated basis, of which approximately $1,003.9 million was secured. In addition, we had $148.1 million of unused commitments under our revolving credit facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2011, which is considered a reduction against our revolving credit facility under the agreement.

Our substantial indebtedness could have important consequences to our investors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	expose us to the risk of increased interest rates, as borrowings under our Senior Credit Facility are subject to variable rates of interest;

•	expose us to additional risks related to currency exchange rates and repatriation of funds;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•

limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

In addition, the indenture governing the notes and the credit agreement governing our Senior Credit Facility contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur significant additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

The terms of the indenture governing the notes and our Senior Credit Facility permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our Senior Credit Facility, and any other secured debt, would be effectively senior to the notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify. See Note 14 to the Consolidated Financial Statements “Debt and Credit Facilities” for more covenant disclosure related to the Senior Credit Facility and the notes.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our Senior Credit Facility and the notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreement governing the Senior Credit Facility and the indenture governing the notes restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facility and the indenture governing the notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and additional interest, if any, the lenders under our Senior Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facility to avoid being in default. If we breach our covenants under our Senior Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

There is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by our Senior Credit Facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could be difficult to replace our Senior Credit Facility on similar terms.

Risks Relating to Our Business

System failures, security breaches, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

Our success depends on our ability to provide reliable services to our customers. Our operations could be interrupted by any damage to or failure of:

•	our computer software or hardware, or our customers’ or suppliers’ computer software or hardware;

•	our networks, our customers’ networks or our suppliers’ networks; and

•	our connections and outsourced service arrangements with third parties.

Our systems and operations are also vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	hurricanes, fires, earthquakes, floods and other natural disasters;

•	a terrorist attack in the United States or in another country in which we operate;

•	interruption of service arising from facility migrations, resulting from changes in business operations including acquisitions;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	loss or misuse of proprietary information or customer data that compromises security, confidentiality or integrity; and

•	errors by our employees or third-party service providers.

From time to time in the ordinary course of our business, our network nodes and other systems experience temporary outages. As a means of ensuring continuity in the services we provide to customers, we have invested in system redundancies and other back-up infrastructure, though we cannot assure you that we will be able to re-route our services over our back-up facilities and provide continuous service to customers in all circumstances. Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential customer liability.

We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.

Our 10 largest customers for the year ended December 31, 2011 and for the year ended December 31, 2010 represented approximately 61% and 60% of our revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues. Because our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Contracts with our largest customer expired in September 2011 and any non-renewal could materially reduce our revenues.

Most of our customer contracts do not provide for minimum payments at or near our historical levels of revenues from these customers.

Although some of our customer contracts require our customers to make minimum payments to us, these minimum payments are substantially less than the revenues that we have historically earned from these customers. Our contracts generally run for three years and some are terminable at the customer’s option upon 30 to 60 days’ notice. If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, to terminate their contracts with us or not to renew their contracts with us, our revenues would decline.

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

We may not be able to expand our customer base to make up for any revenue declines if we lose customers or if our transaction volumes decline as a result of consolidation activities. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful.

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

We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business. We face competition from large, well-funded providers of similar services, such as MACH Solutions, Ltd., Sybase, an affiliate of SAP; TNS, Inc., Neustar, Inc. and Telcordia Technologies, Inc. and other existing communications, billing and technology companies. We are aware of major internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with the services we offer. We anticipate increased competition in the telecommunications industry and the entrance of new competitors into our business.

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

Our failure to achieve or sustain desired pricing levels or to offset price reductions with increased transaction volumes, could impact our ability to maintain profitability or positive cash flow.

Competition and industry consolidation have resulted in pricing pressure, which we expect to continue in the future and which we expect to continue to address through our volume-based pricing strategy. This pricing pressure could cause large reductions in the selling price of our services. For example, consolidation in the wireless services industry in the United States over the past several years has given some of our customers increased leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.

Our continued expansion into international markets is subject to uncertainties that could adversely affect our operating results.

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

•

tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, taxes upon repatriation or other restrictions;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•	unexpected changes in regulatory requirements;

•

the difficulties associated with managing a large organization spread throughout various countries, including recruiting and hiring adequate and competent personnel and maintaining our standards, controls, information systems and procedures;

•

the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including for example a recent delay we experienced in receiving regulatory confirmation for the commencement of number portability services in India; and

•	the potential difficulty in enforcing intellectual property rights in certain foreign countries.

For the year ended December 31, 2011, 22.6% of total revenue was generated outside of North America as compared to 21.8% for the year ended December 31, 2010. In addition, revenues generated by international operations are unlikely to be at entities that guarantee the notes. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions.

Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act (the “UK Act”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. The UK Act prohibits us from making payments to private citizens as well as government officials. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth, diminish our competitiveness and harm our operations.

As part of our growth strategy, we intend to consider acquiring complementary businesses. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could harm our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	greater than expected costs, management time and effort involved in identifying, completing and integrating acquisitions;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	diversion of management’s attention from other business concerns;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	acquiring intellectual property which may be subject to various challenges from others;

•	the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

•	the inability to achieve expected synergies;

•	a need to incur debt, which may reduce our cash available for operations and other uses;

•	incurrence of liabilities and claims arising out of acquired businesses;

•	realizing little, if any, return on our investment; and

•	unforeseen integration difficulties that may cause service disruptions.

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

Our success depends on software, equipment, network connectivity and infrastructure hosting services supplied by our vendors and customers such as Real Networks, which provides us with a P2P messaging software platform, and Telcordia Technologies, Inc., which provides us with software for number porting. We cannot assure you that we will be able to continue to purchase the necessary software, equipment and services from these vendors on acceptable terms or at all. If we are unable to maintain current purchasing terms or ensure service availability with these vendors and customers, we may lose customers during any disruption in services and experience an increase in costs in seeking alternative supplier services, migration of equipment or services or incur additional capital expenditure costs.

Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers, that is used by our Network, Messaging and Roaming Services. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use, in particular for those services for which we need access to mobile operators’ networks in order to deliver.

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

A significant part of our business consists of sales made to customers outside the United States. During the year ended December 31, 2011, approximately 13% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these revenues and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, including intercompany balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.

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

We cannot assure you that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, the credit agreement governing the Senior Credit Facility and the indenture governing the notes contain financial and other restrictive covenants that limit our ability to incur indebtedness or obtain financing. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.

Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 74% of the total assets on our balance sheet as of

December 31, 2011. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.

Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.

Although our services have not been deemed to be common carrier telecommunication services, we are authorized by the FCC to offer certain of our services on an interstate and international basis, and such authorization alone may subject us to certain regulatory obligations at the federal level. Moreover, certain telecommunications services that we offer on a non-common carrier basis are subject to regulatory requirements of the FCC and foreign regulatory bodies.

Several services that we offer also may be indirectly affected by regulations imposed upon the customers and end users of those services. These regulations may increase our costs of operations and affect whether and in what form we are able to provide a given service at all.

We cannot predict when, or upon what terms and conditions, further regulation—including reregulation or deregulation—might occur or the effects, adverse or otherwise, that such regulation may have on our business.

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

The sales and marketing of our services and related products internationally are subject to the U.S. Export Control regime and similar regulations in other countries. In the United States, items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce’s Bureau of Industry and Security and to Export Administration Regulations, and other international trade regulations may apply as well. In the future, regulatory authorities may require us to obtain export licenses or other export authorizations to export our services or related products abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license/export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Failure to protect our intellectual property rights adequately may have a material adverse affect on our results of operations or our ability to compete.

We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent competitors from copying or reverse engineering our services, or independently developing and marketing services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and other intellectual property rights. We may fail or be unable to obtain or maintain adequate protections for certain of our intellectual property in the United States or certain foreign countries. Further, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign trademark, patent and other laws concerning proprietary rights. Such failure or inability to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

Monitoring and protecting our intellectual property rights can be challenging and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. Such action could result in substantial cost and diversion of resources and management attention, and we cannot assure you that any such action will be successful.

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

It is possible that third parties will make claims of infringement against us, or against our licensees or other customers, in connection with their use of our technology. Any claims, even those without merit, could:

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

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our licensees or customers in connection with the use of our technology could result in our being required to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.

If third parties claim that our products or services infringe on their intellectual property rights, we may be required to indemnify our customers for any damages or costs they incur in connection with such claims.

We generally indemnify our customers with respect to claims that our products or services infringe upon the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

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

Unfavorable general economic conditions may continue globally, or in one or more regions, due to the decreased availability of credit resulting from slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending. Adverse business conditions and liquidity concerns in the United States, Europe, including the ongoing European economic and financial turmoil related to sovereign debt issues in certain European countries and to the overall Eurozone, or in one or more of our other major markets, could adversely affect our customers in the wireless communications markets and thus impact our financial performance. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause further slow spending on our services. Furthermore, during challenging economic times such as recession or economic slowdown, our customers or vendors may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments or provide services to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce our revenues or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

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

We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.

We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits in which we are involved are reasonably estimated to be material as of the date of this Annual Report on Form 10-K, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

The Merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition, results of operations and cash flows. For example:

•	customers and vendors may experience uncertainty about our future and seek alternative business relationships with third parties or seek to alter their business relationships with us;

•	our employees may experience uncertainty about their future roles at our company, which might adversely affect our ability to retain and hire key managers and other employees; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Carlyle Transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in a 199,000 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility is eleven years and commenced on November 1, 2005. At our option, we have the right to renew the lease for two additional periods of five years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions. We lease 36,003 square feet of office space in Campbell, California, which supports our messaging technology and operations functions.

We lease several offices for our Asia Pacific operations including 8,812 square feet in Hong Kong and 40,835 square feet in Bangalore, India. The Bangalore, India facility primarily supports our technology and operations functions.

In Europe, we have leases for office space as follows: 20,782 square feet in Russelsheim, Germany and 6,441 square feet in London, England. These facilities comprise technology and operations functions.

In addition, we have a secure physical network infrastructure, consisting of 14 data centers and 14 network points-of-presence worldwide which are primarily facilitated through co-location leases.

We consider our facilities and equipment suitable and adequate for our business as currently conducted.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was traded on the NYSE under the trading symbol “SVR” until January 12, 2011. Trading of our common stock on the NYSE was suspended upon the consummation of the Merger (see Item 1, “Business Developments—Carlyle Merger”) and the registration of our common stock under Section 12 of the Exchange Act was terminated. As of the date of this Annual Report on Form 10-K, there is one record holder of our common stock, and there is no public market for our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock since our incorporation. Future determination as to the payment of cash or stock dividends on our common stock to our only stockholder, Holdings, will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our Senior Credit Facility, limitations contained in the indenture governing the notes, and such other factors as our Board of Directors considers appropriate.

For additional information regarding these lending arrangements and securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” and Notes 7, “Stock-Based Compensation,” and 14, “Debt and Credit Facilities,” to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Equity Compensation Plan Information

As of December 31, 2011, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our parent company, Holdings, are authorized for issuance.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The Company has been a wholly-owned subsidiary of Holdings since January 13, 2011, and therefore does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 and the historical consolidated statements of operations data for the periods January 13 through December 31, 2011 and January 1 through January 12, 2011 and for the years ended December 31, 2010, 2009, 2008 and 2007, have been derived from our audited Consolidated Financial Statements.

The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying Notes included elsewhere herein.

	Successor	Predecessor
	Period from January 13 to December 31, 2011	Period from January 1 to January 12, 2011
			Year Ended December 31,
			2010	2009	2008	2007
	(dollars in thousands)
Statement of Operations Data (1):

Revenues	$745,978	$22,014	$ 650,199	$ 482,991	$ 506,356	$ 377,524

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	259,549	9,274	245,673	172,950	165,236	137,520
Sales and marketing	63,708	2,376	58,929	38,789	45,549	30,637
General and administrative	100,993	3,664	93,855	74,502	79,241	56,937
Depreciation and amortization (2)	196,161	2,720	75,869	60,397	55,344	42,867
Restructuring and management termination benefits (3)	6,207	-	1,962	2,583	(29)	2,211
Merger expenses (4)	40,549	47,203	4,313	-	-	-

	667,167	65,237	480,601	349,221	345,341	270,172

Operating income (loss)	78,811	(43,223)	169,598	133,770	161,015	107,352
Other income (expense), net:
Interest income	583	-	99	323	1,894	2,049
Interest expense	(112,996)	(859)	(27,137)	(28,890)	(37,246)	(25,603)
Other, net	(2,993)	(349)	2,787	939	(402)	(69)

	(115,406)	(1,208)	(24,251)	(27,628)	(35,754)	(23,623)

Income (loss) before provision for (benefit from) income taxes	(36,595)	(44,431)	145,347	106,142	125,261	83,729
Provision for (benefit from) income taxes	(16,926)	(13,664)	52,728	40,465	46,797	31,310

Net income (loss)	(19,669)	(30,767)	92,619	65,677	78,464	52,419
Net income (loss) attributable to noncontrolling interest	1,803	(3)	(1,573)	(590)	-	-

Net income (loss) attributable to Syniverse Holdings, Inc.	$(21,472)	$(30,764)	$ 94,192	$ 66,267	$ 78,464	$ 52,419

Balance Sheet Data (at end of period):
Cash	$226,753	$239,290	$ 219,456	$ 91,934	$ 165,605	$ 49,086
Property and equipment, net	82,630	81,313	82,230	64,315	50,251	43,856
Total assets	3,030,742	1,464,311	1,420,826	1,309,724	1,199,834	1,107,550
Total debt and capital leases	1,479,373	497,555	499,581	512,464	513,813	522,935
Total equity	1,194,113	726,490	722,481	621,154	535,842	470,792
Other Financial Data:
Net cash provided by (used in):
Operating activities	$158,540	$11,839	$ 182,845	$ 142,373	$ 163,972	$ 121,262
Investing activities	(2,788,855)	-	(58,026)	(215,256)	(41,642)	(301,953)
Financing activities	2,620,534	7,980	8,838	1,317	(903)	202,275
Capital expenditures	(55,734)	-	(57,529)	(37,654)	(40,819)	(27,665)
Other Financial and Operating Data:
Ratio of earnings to fixed charges (5)	-	-	6.03x	4.50x	4.25x	4.14x

(1)	Results include the following acquisitions in the respective periods subsequent to the acquisition date: BSG Wireless acquisition completed in December 2007, VM3 acquisition completed in October 2009 and the Merger.
(2)	Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense in the statement of operations data.
(3)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented as follows:

• In January 2007, we completed a restructuring plan, resulting in the closure of our Oklahoma office, the elimination of certain executive positions and the termination of 10 employees. As a result, we incurred $0.7 million in severance related costs. In June 2007, we committed to a restructuring plan affecting our technology development and support groups. We estimated that the plan would result in the elimination of 56 employees over the remainder of 2007. As a result, we accrued $0.6 million in severance related costs. During the third and fourth quarter of 2007, we experienced a higher than expected level of attrition among employees impacted by the offshoring plan, resulting in a reduction of our severance costs of $0.4 million. In addition, in January 2007, we ceased use of our corporate aircraft and terminated the lease in June 2007. This early termination resulted in the recording of $1.4 million in restructuring costs.

• In December 2009, we completed a restructuring plan to reduce our workforce in Asia Pacific to better align our operating costs to the economic environment and eliminated certain redundant position in Europe and North America. As a result of this plan, we incurred severance related costs of $2.6 million.

• In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.0 million in 2010 and an additional $0.3 million in 2011 for supplemental charges related to certain employee terminations.

• In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1.3 million through December 31, 2011. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company. In conjunction with his retirement, we have incurred employee termination benefits of $1.1 million. In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.5 million through December 31, 2011.

(4)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.
(5)	Earnings consist of income before income taxes. Fixed charges consist of interest on borrowings, amortization of deferred financing costs and debt discounts and an estimated interest factor on operating leases. For the period from January 13, 2011 through December 31, 2011, earnings were insufficient to cover fixed charges by $36.6 million. For the period from January 1, 2011 through January 12, 2011, earnings were insufficient to cover fixed charges by $44.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger and the related Transactions. Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the years ended December 31, 2011 and December 31, 2010 without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates the results of operations. Effects of the Transactions will be discussed where applicable. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Selected Financial Data” and the historical audited consolidated financial statements, including the related Notes, appearing elsewhere in this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Carlyle Merger

On January 13, 2011, we consummated a Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of our equity for a net purchase price of $2,493.8 million. The purchase price was funded through the net proceeds of our Senior Credit Facility of $1,025.0 million, the issuance of $475.0 million of notes and a cash equity contribution of $1,200.0 million from an affiliate of Carlyle. For additional discussion of the Transactions, see Note 5 to our audited consolidated financial statements.

As a result of the Merger and the application of purchase accounting, our assets and liabilities were adjusted to their fair market values as of January 13, 2011, the closing date of the Merger. The excess of the total purchase price over the fair value of our assets and liabilities at closing was allocated to goodwill. The assessment of the fair value of our assets indicated that the value of our intangible assets and goodwill increased significantly. Amounts allocated to finite-lived intangible assets are subject to amortization over the useful life of the asset. The indefinite-lived intangible assets and goodwill are subject to impairment testing. Additionally, we had an increase in our depreciation and amortization primarily resulting from the increased carrying value of our intangible assets.

In connection with the Merger and as discussed below in “—Liquidity and Capital Resources”, we incurred significant indebtedness, and our total indebtedness and related interest expense will be significantly higher than prior to the Merger. In addition, we incurred certain Merger related expenses during the years ended December 31, 2011 and 2010.

Business

In today’s highly competitive wireless industry, a key priority for the roughly 1,100 mobile operators around the world is to offer uninterrupted network coverage to, and seamless wireless connectivity for, subscribers. When subscribers connect using their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is more readily achieved. However, when subscribers roam on other operators’ networks or connect with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and often incompatible technologies, networks and devices. The latter scenario requires physical connections between operators’ networks and numerous agreements that govern these interactions. We believe it is costly and inefficient for mobile operators to connect directly for certain data and transaction types, such as roaming, and since these transactions require visibility into proprietary subscriber data and usage patterns, it is impractical to do so with other mobile operators who may also be competitors. Therefore, it is important to have a neutral and trusted expert third-party intermediary, such as Syniverse, as the interface between operators to process these transactions.

We clear, process, route, translate and transport over a billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also have a secure physical network infrastructure, consisting of 14 data centers and 14 network points-of-presence worldwide, for the connections to complete these transactions. Such connections can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services by mobile operators, subscribers are able to make phone calls, send and receive texts, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.

We generate the majority of our revenues on a per-transaction basis, at times generating multiple transactions from a single subscriber call, text message or data session. Demand for transactions is driven primarily by wireless subscriber growth, the frequency of subscriber roaming activity, the volume of wireless voice calls and data sessions, the number of Short Messaging Service (“SMS”) and Multimedia Messaging Service (“MMS”) messages exchanged, subscriber adoption of new wireless data services and the rapid proliferation of smartphones and other connected devices.

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

Our primary service offerings are as follows:

Network services. We offer Network services which chiefly consist of our intelligent network products such as Signaling System 7 (“SS7”) solutions, interstandard roaming solutions, Mobile Data Roaming (“MDR”), call setup and tear down, internet protocol (“IP”) platform solutions, Real-Time Intelligence (“RTI”) tools, database solutions and number portability services.

•

Signaling solutions provide a cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on GSM and Code Division Multiple Access (“CDMA”) Networks around the world. These services are primarily billed on per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

•

Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. Revenues for these services are based on the duration of use, number and size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. MDR services allow CDMA data devices to roam on other CDMA operator networks. MDR generates revenue based on the size of data/messaging records processed.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire. This service is based on a per-transaction fee.

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks. These services are primarily based on fixed monthly charges.

•

RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction. These services generate revenue mainly by transaction based fees.

•

Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing. These services are based on per-subscriber or per-transaction fees.

•

Number portability services allow subscribers to maintain their phone numbers when changing to a different mobile service provider. These services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations.

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

Messaging services. We provide mobile operators with routing, translation and delivery services for SMS and MMS messages sent from one operator’s network to another. While mobile operators have routing and delivery capabilities for subscribers within their own networks, they do not generally have an efficient way to directly route and deliver messages to other operators’ networks as this would require a direct connection with each of over a thousand mobile operators throughout the world, as well as sophisticated translation capabilities between numerous mobile standards. Once one of our customers has determined that an SMS or an MMS message needs to be delivered outside of its network, the message is sent to us. From there, we determine where the message is going, translate the message so it can be read by the receiving network and deliver it. This is known as Peer-to-Peer (“P2P”) messaging. As part of our enterprise messaging business, known as Application-to-Peer (“A2P”) messaging, we provide enterprise customers with routing, translation and delivery services for direct communication with their customers and employees via SMS and MMS alerts. Our Messaging revenues are typically generated on a per-transaction (or per-message) basis and paid to us by the customer on whose network the message originated.

Roaming services. We operate the largest roaming clearing house in the world and process hundreds of billions of roaming transactions each year. A roaming transaction is generated whenever a subscriber from one mobile operator makes or receives a call, sends or receives an SMS or MMS message, or initiates a data session, in each case, while roaming on another operator’s network. Subscribers typically roam in places where their home operator’s network coverage is relatively limited or non-existent. In order to provide seamless global coverage, mobile operators enter into roaming agreements with one another to provide access for their subscribers to other operators’ networks in a given geography. When its subscribers roam, the home operator must pay the visited operator for use of the network. Through our clearing house, we clear and settle roaming transactions generated by calls, messages and data sessions initiated by the home operator’s subscriber while roaming on the visited operator’s network. The information we provide determines the amount of roaming charges owed by one mobile operator to another. Fees are paid to us by the visited operator who ultimately bills the home operator for use of its network. In addition to this core service, we provide mobile operators a number of other value-added services, including roaming data analytics, roaming agreement management, fraud prevention and financial settlement services. Our Roaming revenues are typically generated on a per-transaction basis.

We provide technology turn-key solutions, including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions. Our turn-key solutions business provides software services to customers primarily in the Asia Pacific region.

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.

Executive Overview

Financial Highlights

For the year ended December 31, 2011, revenues increased $117.8 million, or 18.1%, to $768.0 million from $650.2 million for the year ended December 31, 2010. The increase was primarily driven by transaction volume increases in our Network and Roaming services. Operating expenses increased $41.1 million primarily due to higher cost of operations driven by higher variable and data processing costs including message termination fees and higher headcount-related expenses including performance-based compensation. Depreciation and amortization expenses increased $123.0 million to $198.9 million for the year ended December 31, 2011 from $75.9 million for the same period in 2010. The increase was primarily driven by the higher intangible assets recorded in purchase accounting for the Merger. Restructuring and management termination benefits expenses were $6.2 million for the year ended December 31, 2011 and resulted from new restructuring plans implemented in June 2011 for the termination of certain sales management positions and implemented in December 2011 for the regionalization of our customer support workforce for better alignment with our customers’ needs. Operating income decreased $134.0 million to $35.6 million for the year ended December 31, 2011 from $169.6 million income for the same period in 2010. The change in operating income was primarily driven by the effects of the Merger. Specifically, the Merger resulted in transaction-related costs and increased intangible amortization expense as well as higher interest expense as a result of our increased indebtedness.

Acquisitions

Acquisition of VM3

On October 23, 2009, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses for cash proceeds of $175.0 million. For the years ended December 31, 2010 and 2009, we had incurred $0.1 million and $3.5 million, respectively, of acquisition-related costs which are included in general and administrative expenses.

Through the acquisition of VM3, we expanded our Messaging operations to achieve the scale, reach and capabilities to provide mobile operators and others with service offerings to meet the growing need for Messaging services.

Business Developments

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. This joint venture was awarded the license for Zone 1, which serves Delhi, Mumbai and nine other service areas. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. Number portability services in Zone 1, which had previously been delayed by the Indian telecommunications regulatory authority, were fully launched on January 20, 2011.

Verizon Wireless Renewal

In September 2011, contracts with Verizon Wireless expired. Verizon Wireless uses a large suite of services, for its data clearing and roaming operations – products such as interstandard roaming solutions, MDR, data clearing house, RTI tools and a number of other services. Verizon Wireless’ new terms and pricing are under negotiation and may result in reduced pricing in future periods. We believe we will be successful in renewing our contract with Verizon Wireless and continue to provide services on a month-to-month basis pending this contract renewal.

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

•

Cost of operations includes data processing costs, network costs, revenue share service provider arrangements, message termination fees, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising and web costs, trade show costs and related marketing costs.

•

General and administrative includes research and development expenses, a portion of the expenses associated with our facilities, business development expenses, and expenses for executive, finance, legal, human resources and other administrative departments and professional service fees relating to these functions. Our research and development expenses, which are primarily for personnel, relate to technology creation, enhancement and maintenance of new and existing services.

•

Depreciation and amortization relates primarily to our property and equipment including our SS7 network, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded in purchase accounting.

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

Results of Operations

Comparison of 2011 and 2010

	Combined Predecessor & Successor		Successor		Predecessor				2011 vs. 2010
	Year ended December 31, 2011	% of Revenues	Period from January 13 to December 31, 2011	% of Revenues	Period from January 1 to January 12, 2011	% of Revenues	Year ended December 31, 2010	% of Revenues	$	Change %
	(dollars in thousands)
Revenues:
Network services	$327,847	42.7%	$318,666	42.7%	$9,181	41.7%	$254,118	39.1%	$73,729	29.0%
Messaging services	194,029	25.3%	187,831	25.2%	6,198	28.2%	190,949	29.4%	3,080	1.6%
Roaming services	225,577	29.4%	219,209	29.4%	6,368	28.9%	188,549	29.0%	37,028	19.6%
Other	20,539	2.7%	20,272	2.7%	267	1.2%	16,583	2.6%	3,956	23.9%

Revenues	767,992	100.0%	745,978	100.0%	22,014	100.0%	650,199	100.0%	117,793	18.1%
Costs and expenses:
Cost of operations	268,823	35.0%	259,549	34.8%	9,274	42.1%	245,673	37.8%	23,150	9.4%
Sales and marketing	66,084	8.6%	63,708	8.5%	2,376	10.8%	58,929	9.1%	7,155	12.1%
General and administrative	104,657	13.6%	100,993	13.5%	3,664	16.6%	93,855	14.4%	10,802	11.5%
Depreciation and amortization	198,881	25.9%	196,161	26.3%	2,720	12.4%	75,869	11.7%	123,012	162.1%
Restructuring and management termination benefits	6,207	0.8%	6,207	0.8%	-	0.0%	1,962	0.3%	4,245	216.4%
Merger expenses	87,752	11.4%	40,549	5.4%	47,203	214.4%	4,313	0.7%	83,439	-

	732,404	95.4%	667,167	89.4%	65,237	296.3%	480,601	73.9%	251,803	52.4%

Operating income (loss)	35,588	4.6%	78,811	10.6%	(43,223)	(196.3)%	169,598	26.1%	(134,010)	(79.0)%
Other income (expense), net:
Interest income	583	0.1%	583	0.1%	-	0.0%	99	0.0%	484	488.9%
Interest expense	(113,855)	(14.8)%	(112,996)	(15.1)%	(859)	(3.9)%	(27,137)	(4.2)%	(86,718)	319.6%
Other, net	(3,342)	(0.4)%	(2,993)	(0.4)%	(349)	(1.6)%	2,787	0.4%	(6,129)	(219.9)%

	(116,614)	(15.2)%	(115,406)	(15.5)%	(1,208)	(5.5)%	(24,251)	(3.7)%	(92,363)	380.9%

Income (loss) before provision for (benefit from) income taxes	(81,026)	(10.6)%	(36,595)	(4.9)%	(44,431)	(201.8)%	145,347	22.4%	(226,373)	(155.7)%
Provision for (benefit from) income taxes	(30,590)	(4.0)%	(16,926)	(2.3)%	(13,664)	(62.1)%	52,728	8.1%	(83,318)	(158.0)%

Net income (loss)	(50,436)	(6.6)%	(19,669)	(2.6)%	(30,767)	(139.8)%	92,619	14.2%	(143,055)	(154.5)%
Net income (loss) attributable to noncontrolling interests	1,800	0.2%	1,803	0.2%	(3)	(0.0)%	(1,573)	0.2%	3,373	214.4%

Net income (loss) attributable to Syniverse Holdings, Inc.	$(52,236)	(6.8)%	$(21,472)	(2.9)%	$(30,764)	(139.7)%	$94,192	14.5%	$(146,428)	(155.5)%

Revenues

Revenues increased $117.8 million to $768.0 million for the year ended December 31, 2011 from $650.2 million for the same period in 2010. The increase in revenues was primarily due to transaction volume growth driven by our Network and Roaming services.

        Network services revenues increased $73.7 million, or 29.0%, to $327.8 million for the year ended December 31, 2011 from $254.1 million for the same period in 2010. The increase is primarily due to continued increased volumes from our interstandard roaming and MDR services of $40.8 million, increased porting volumes in North America and from the launch of these services in India of $12.7 million, and higher usage of calling name directory (“CNAM”) services of $9.6 million.

Messaging services revenues increased $3.1 million, or 1.6%, to $194.0 million for the year ended December 31, 2011 from $190.9 million for the same period in 2010. The increase is primarily due to continued growth in enterprise messaging of $14.7 million, partially offset by declines associated with contract renewals.

Roaming services revenues increased $37.0 million, or 19.6%, to $225.6 million for the year ended December 31, 2011 from $188.6 million for the same period in 2010. The increase was primarily due to volume growth driven by our data clearing house partially offset by the impact of a lower pricing for customer contract renewals. Volume growth in our data clearing house continues to be predominantly generated by data sessions and SMS although we saw a small increase in voice sessions compared to the prior year.

Other services revenues increased $4.0 million, or 23.9%, to $20.6 million for the year ended December 31, 2011 from $16.6 million for the same period in 2010. The increase relates to a greater number of completed turn-key technology solutions projects.

Expenses

Cost of operations increased $23.1 million, or 9.4%, to $268.8 million for the year ended December 31, 2011 from $245.7 million for the same period in 2010. The increase in cost of operations by category of spending is outlined in the table below.

	Combined Predecessor
	& Successor	Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Change $	Change %
Detail of Cost of Operations:	(dollars in thousands)
Headcount and related costs	$ 88,030	$ 81,845	$ 6,185	7.6%
Variable costs	83,387	73,772	9,615	13.0%
Data processing and related hosting and support costs	48,900	44,651	4,249	9.5%
Network costs	39,470	37,289	2,181	5.8%
Other operating related costs	9,036	8,116	920	11.3%

Cost of Operations	$ 268,823	$ 245,673	$ 23,150	9.4%

The increase in variable costs is associated with increased volumes across our service offerings including messaging termination fees which is partially offset by lower revenue share costs. In addition, we also incurred higher headcount and related expenses including performance-based compensation, increased data processing costs primarily for software maintenance and facility-related hosting costs and higher network costs for network infrastructure capacity. As a percentage of revenues, cost of operations decreased to 35% for the year ended December 31, 2011 from 37.8% for the year ended December 31, 2010 as a result of the relatively fixed nature of our core cost structure and our ability to leverage these costs across our product portfolio.

Sales and marketing expenses increased $7.2 million to $66.1 million for the year ended December 31, 2011 from $58.9 million for the same period in 2010. Of the total increase, approximately $6.2 million was driven by higher headcount and related expenses including the expansion of our sales force and product management teams to support new products and growth in developing markets and increased variable sales incentives. As a percentage of revenues, sales and marketing expense remained relatively consistent at 8.6% for the year ended December 31, 2011, compared to 9.1% for year ended December 31, 2010.

General and administrative expenses increased $10.8 million to $104.7 million for the year ended December 31, 2011 from $93.9 million for the same period in 2010. Approximately $4.3 million of the increase was driven by higher headcount and related costs including performance-based compensation. Professional services costs increased approximately $3.8 million with the remaining increase driven primarily by other corporate administrative costs. As a percentage of revenues, general and administrative expense decreased to 13.6% for the year ended December 31, 2011, from 14.4% for the year ended December 31, 2010, due to the leveraging of costs across the increased revenues.

Depreciation and amortization expenses increased $123.0 million to $198.9 million for the year ended December 31, 2011 from $75.9 million for the same period in 2010. The increase was driven by the higher amortization expense associated with the increased value of customer relationships and developed technology intangible assets recorded in the purchase accounting for the Merger.

Restructuring and management termination benefits expenses were $6.2 million for the year ended December 31, 2011. In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions resulting in expenses of $1.3 million. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company, and we incurred employee termination benefits expense of $1.1 million associated with his retirement as stipulated in his employment agreement. In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs which incurred expenses of $3.5 million. Additional expenses of $0.3 million were incurred during the year ended December 31, 2011 related to the December 2010 restructuring plan for supplemental charges related to certain employee terminations.

Merger expenses were $87.8 million for the year ended December 31, 2011 and $4.3 million for the year ended December 31, 2010, all of which relates to the Merger and consists of stock-based compensation of $29.2 million related to the acceleration of the existing equity awards in connection with the Merger, advisory costs of $50.7 million, of which a portion relates to the transaction fee and expenses paid to Carlyle, and professional services costs including legal, tax, accounting/audit and insurance costs of $12.2 million.

Other Income (Expense)

Interest income increased $0.5 million to $0.6 million for the year ended December 31, 2011 from $0.1 million for the same period in 2010. The increase was due to interest earned on late payments by customers.

Interest expense increased $86.8 million to $113.9 million for the year ended December 31, 2011 from $27.1 million for the same period in 2010. The increase is due to increased borrowings under our Senior Credit Facility and the notes entered into in connection with the Merger. Total pre-Merger interest expense in the Successor period was $10.2 million, which includes $7.1 million in financing costs associated with an unused bridge loan.

Other, net decreased $6.1 million to a $3.3 million loss for the year ended December 31, 2011 from a $2.8 million gain for the same period in 2010. The decrease was primarily due to foreign currency transactions in foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes decreased $83.3 million to a $30.6 million tax benefit for the year ended December 31, 2011 from a $52.7 million provision for the same period in 2010. During the year ended December 31, 2011 and 2010, the effective tax rate was a benefit of 37.8% and an expense of 36.3%, respectively. The change in our effective tax rate is chiefly attributable to shift in taxable income to lower foreign tax jurisdictions driven by higher interest expense on our new debt structure impacting the U.S. earnings and the impact of state and local income tax positions.

Results of Operations

Comparison of 2010 and 2009

	Predecessor				2010 vs. 2009
	Year Ended	% of	Year Ended	% of
	December 31, 2010	Revenues	December 31, 2009	Revenues	$	Change %
			(dollars in thousands)
Revenues:
Network Services	$254,118	39.0%	$232,202	48.1%	$21,916	9.4%
Messaging services	190,949	29.4%	61,384	12.7%	129,565	211.1%
Roaming services	188,549	29.0%	168,842	35.0%	19,707	11.7%
Other	16,583	2.6%	20,563	4.2%	(3,980)	(19.4)%

Total Revenues	650,199	100.0%	482,991	100.0%	167,208	34.6%
Costs and expenses:
Cost of operations	245,673	37.8%	172,950	35.9%	72,723	42.0%
Sales and marketing	58,929	9.1%	38,789	8.0%	20,140	51.9%
General and administrative	93,855	14.4%	74,502	15.4%	19,353	26.0%
Depreciation and amortization	75,869	11.7%	60,397	12.5%	15,472	25.6%
Restructuring	1,962	0.3%	2,583	0.5%	(621)	(24.0)%
Merger expenses	4,313	0.7%	-	0.0%	4,313	100.0%

	480,601	73.9%	349,221	72.3%	131,380	37.6%

Operating income	169,598	26.1%	133,770	27.7%	35,828	26.8%
Other income (expense), net:
Interest income	99	0.0%	323	0.1%	(224)	(69.3)%
Interest expense	(27,137)	(4.2)%	(28,890)	(6.0)%	1,753	(6.1)%
Other, net	2,787	0.4%	939	0.2%	1,848	196.8%

	(24,251)	(3.7)%	(27,628)	(5.7)%	3,377	(12.2)%

Income before provision for income taxes	145,347	22.4%	106,142	22.0%	39,205	36.9%
Provision for income taxes	52,728	8.1%	40,465	8.4%	12,263	30.3%

Net income	92,619	14.3%	65,677	13.6%	26,942	41.0%
Net loss attributable to noncontrolling interests	1,573	0.2%	590	0.1%	983	166.6%

Net income attributable to Syniverse Holdings, Inc.	$94,192	14.5%	$66,267	13.7%	$27,925	42.1%

Revenues

Revenues increased $167.2 million, or 34.6%, to $650.2 million for the year ended December 31, 2010 from $483.0 million for the same period in 2009.

Network services revenues increased $21.9 million, or 9.4%, to $254.1 million for the year ended December 31, 2010 from $232.2 million for the same period in 2009. The increase was primarily due to volume growth driven by mobile data roaming and increased porting volumes in number portability partially offset by the loss of a certain customer from our signaling solutions.

Messaging services revenues increased $129.5 million, or 211.1%, to $190.9 million for the year ended December 31, 2010 from $61.4 million for the same period in 2009. The increase is primarily due to the full year impact of the VM3 acquisition on October 23, 2009 and volume growth, partially offset by the impact of the Verizon Wireless acquisition of Alltel in 2009. VM3 revenues were $165.9 million and $33.2 million for the years ended December 31, 2010 and 2009, respectively.

Roaming services revenues increased $19.7 million, or 11.7% to $188.5 million for the year ended December 31, 2010 from $168.8 million for the same period in 2009. The increase was primarily driven by volume growth in our data clearing house (primarily CDMA data clearing house product) partially offset by the impact of the Verizon Wireless acquisition of Alltel in 2009. Volume growth in our data clearing house was predominantly generated by data sessions and SMS partially offset by declines in voice sessions.

Other revenues decreased $4.0 million, or 19.4%, to $16.6 million for the year ended December 31, 2010 from $20.6 million for the same period in 2009. The decrease was the result of lower sales in our turn-key technology solutions due to reduced capital spending by operators in the Asia Pacific region related to the economic downturn and increased competition.

Expenses

Cost of operations increased $72.7 million to $245.7 million for the year ended December 31, 2010 from $173.0 million for the same period in 2009. The increase was primarily due to operating costs associated with our acquisition of VM3, higher performance-based compensation and higher data processing costs as a result of our global expansion and integration efforts, offset by lower costs associated with our turn-key solutions business as a result of reduced capital spending by operators in the Asia Pacific region. As a percentage of revenues, cost of operations increased to 37.8% for the year ended December 31, 2010 from 35.9% for the same period in 2009 due to the impact of the VM3 acquisition, which services have historically produced lower margins than our existing messaging related services.

Sales and marketing expenses increased $20.1 million to $58.9 million for the year ended December 31, 2010 from $38.8 million for the same period in 2009. The increase was primarily due to increased costs associated with VM3 services and higher sales incentives and performance-based compensation. As a percentage of revenues, sales and marketing expense increased 1.0 percentage point to 9.0% from 8.0% for the year ended December 31, 2009, as a result of higher sales incentives driven by increased revenues.

General and administrative increased $19.4 million to $93.9 million for the year ended December 31, 2010 from $74.5 million for the same period in 2009. The increase was primarily due to higher performance-based compensation, increased costs associated with VM3 services. As a percentage of revenues, general and administrative expense for the year ended December 31, 2010 decreased 1.0 percentage points to 14.4% from 15.4% for the year ended December 31, 2009.

Depreciation and amortization expenses increased $15.5 million to $75.9 million for the year ended December 31, 2010 from $60.4 million for the same period in 2009. The increase was primarily due to additional amortization of acquired intangible assets from our acquisition of VM3 and capital expenditures to support the integration of VM3.

Restructuring expense was $2.0 million for the year ended December 31, 2010. In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.0 million.

Merger expense was $4.3 million for the year ended December 31, 2010. The expense was due to professional services related to the Merger.

Other Income (Expense)

Interest income decreased $0.2 million to $0.1 million for the year ended December 31, 2010 from $0.3 million for the same period in 2009. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $1.8 million to $27.1 million for the year ended December 31, 2010 from $28.9 million for the same period in 2009. The decrease was primarily due to lower interest rates on our former senior credit facility.

Other, net increased $1.8 million to $2.8 million for the year ended December 31, 2010 from $0.9 million for the same period in 2009. The increase was primarily due to foreign currency transaction gains on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for Income Taxes

Provision for income taxes increased $12.2 million to $52.7 million for the year ended December 31, 2010 from $40.5 million for the same period in 2009. During the year ended December 31, 2010 and 2009, the effective tax rate was 36.3% and 38.1%, respectively. The decrease in our effective tax rate is attributed chiefly to a decrease in the amount of valuation allowance required on our state NOLs, a favorable settlement of our audit with the German tax authority, as well as the mix of income from domestic and foreign tax jurisdictions.

Liquidity and Capital Resources

Our primary sources of liquidity are expected to be cash flow from operations, as well as funds available under the revolving portion of our Senior Credit Facility. We believe that, based on projected operating cash flow and the availability of funds from our revolving portion of our Senior Credit Facility, we have sufficient cash to meet our cash requirements for the next twelve months and sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that this liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. We may need supplemental funding for these activities. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. We believe that our cash on hand, together with cash from operations and, if required, borrowings under the revolving portion of our Senior Credit Facility, will be sufficient for our cash requirements for the next twelve months.

Cash Flow Information

Cash and cash equivalents were $226.8 million at December 31, 2011 as compared to $219.5 million at December 31, 2010. The following table sets forth, for the periods indicated selected consolidated cash flow information.

	Combined Predecessor & Successor	Predecessor
	Year ended December 31,
	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$170,379	$182,845
Net cash (used in) investing activities	(2,788,855)	(58,026)
Net cash provided by financing activities	2,628,514	8,838
Effect of exchange rate changes on cash	(2,741)	(6,135)

Net increase (decrease) in cash	$7,297	$127,522

Net cash provided by operating activities decreased $12.4 million to $170.4 million for the year ended December 31, 2011 from $182.8 million for the same period in 2010. Net income adjusted for non-cash items decreased $17.1 million, primarily as a result of Merger expenses and higher interest expense associated with our new debt structure as well as the other factors discussed under the “Results of Operations” section. Cash used for working capital was driven by timing of income tax and trade payable payments partially offset by increases associated with higher accrued interest expenses and timing of performance-based compensation payments.

Net cash used in investing activities was $2,788.9 million for the year ended December 31, 2011, which includes $55.7 million for capital expenditures and $2,733.1 million of cash consideration for the Merger. Net cash used in investing activities for the year ended December 30, 2010 was $58.0 million, which includes $57.5 million for capital expenditures and $0.5 million for the final working capital adjustment for the VM3 acquisition. Capital expenditures for both years were primarily related to investments in internal infrastructure, including capacity increases and messaging integration as well as capitalized software for new products and services.

Net cash provided by financing activities was $2,628.5 million for the year ended December 31, 2011, which includes $1,487.5 million of borrowings on our Senior Credit Facility and proceeds from the sale of the 9.125% senior unsecured notes as well as $1,200.0 million of cash equity contributions from investment funds affiliated with Carlyle and certain co-investors, partially offset by $56.6 million of financing costs paid that were capitalized and $10.3 million of principal payments on our Senior Credit Facility. Net cash provided by financing activities was $8.8 million for the year ended December 31, 2010, which includes principal payments on our existing credit facilities of $3.3 million offset by $10.5 million for issuances of stock related to stock-based compensation plans, $1.1 million in capital contributions received from partners holding a noncontrolling interest in a joint venture and $0.6 million cash borrowings under capital lease obligations for equipment.

Debt and Credit Facilities

Senior Credit Facility

Our Senior Credit Facility consists of a $150.0 million revolving credit facility and a $1,025.0 million term loan. The obligations under the Senior Credit Facility are unconditionally guaranteed by Buccaneer Holdings, Inc. and each of the current and future direct and indirect wholly owned domestic subsidiaries of Syniverse Holdings, Inc. and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Holdings, Inc. and the guarantors, in each case, subject to certain exceptions. The obligations under the Senior Credit Facility are also secured by a pledge of the capital stock of Syniverse Holdings, Inc. and its direct and indirect wholly owned domestic subsidiaries subject to certain exceptions.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.50% or a base rate floor of 2.50%, as applicable. The applicable margin for the term loan and revolving loans under our Senior Credit Facility is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment based on a total net leverage ratio test.

Commencing on March 31, 2011, our term loan facility began amortizing in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

We must prepay our term loan facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness and 50% of excess cash flow (with steps down to 25% and 0% based on our total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our new revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under our new revolving credit facility exceeds the aggregate amount of commitments in respect of our new revolving credit facility.

Our term loan facility matures on December 21, 2017 and our revolving credit facility matures on December 21, 2015.

As of December 31, 2011, we had a carrying amount of $1,014.8 million, excluding original issue discount, of outstanding indebtedness under our Senior Credit Facility. As of December 31, 2011, the applicable interest rate was 5.25% on the term loan facility based on the Eurodollar option.

Our revolving credit facility has an outstanding Euro letter of credit of $1.9 million at December 31, 2011, which is considered a reduction against our revolving credit facility under the credit agreement. The unused commitment under the revolving credit facility is $148.1 million at December 31, 2011.

The Senior Credit Facility contains covenants that will limit our ability and that of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The Senior Credit Facility also require compliance with financial covenants, including the maintenance of a minimum interest coverage ratio of 1.75x and a maximum total net leverage ratio of 7.25x on a quarterly basis, both of which are calculated with respect to Consolidated EBITDA, as defined in the credit agreement and are subject to stated periodic adjustments as defined in the credit agreement. As of December 31, 2011, we are in compliance with all of our covenants contained in the credit agreement governing the Senior Credit Facility. Our interest coverage ratio was 3.55x and our total net leverage ratio was 3.76x as of December 31, 2011.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes will be paid on January 15 and July 15 of each year, commencing July 15, 2011.

The indenture governing the notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2011, we are in compliance with all of the covenants contained in the indenture governing the notes.

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

•

does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, including original issue discount amortization on our Senior Credit Facility.

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

A reconciliation of net income (loss), the closest GAAP financial measure to Adjusted EBITDA, is presented in the following financial tables:

	Combined Predecessor & Successor	Predecessor
	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Reconciliation to Adjusted EBITDA
Net income (loss)	$(50,436)	$92,619	$65,677
Other (income) expense, net	116,614	24,251	27,628
Provision for (benefit from) income taxes	(30,590)	52,728	40,465
Depreciation and amortization	198,881	75,869	60,397
Restructuring and management termination benefits (a)	6,207	1,962	2,583
Non-cash stock compensation (b)	8,365	12,937	7,939
BSG Wireless transition expenses (c)	-	-	6,819
Acquisition, integration and other expenses (d)	2,958	3,559	4,666
Carlyle transaction and merger expenses (e)	87,752	4,313	-
Management fee and related expenses (f)	3,697	-	-

Adjusted EBITDA	$343,448	$268,238	$216,174

(a)	Restructuring and management termination benefits expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented as follows:

• In December 2009, we completed a restructuring plan to reduce our workforce in Asia Pacific to better align our operating costs to the economic environment and eliminated certain redundant position in Europe and North America. As a result of this plan, we incurred severance related costs of $2.6 million.

• In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.0 million in 2010 and an additional $0.3 million in 2011 for supplemental charges related to certain employee terminations.

• In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1.3 million through December 31, 2011. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company. In conjunction with his retirement, we have incurred employee termination benefits of $1.1 million. In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.5 million through December 31, 2011.

(b)	Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within the Transactions and Merger expenses (see (e) below). Also see Notes 5 and 6 in our audited consolidated financial statements for additional discussion.
(c)	Reflects items, such as duplicate third-party data processing costs and employee and contractor costs associated with the transition of the BSG Wireless platform.
(d)	Reflects items associated with (1) the acquisition of VM3, such as legal, advisory and investment banker fees, (2) VM3 integration expenses, such as incremental contractor, travel and marketing costs and (3) certain advisory services and employee retention costs.
(e)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.
(f)	Reflects management fees paid to Carlyle and related expenses.

A reconciliation of Free Cash Flow to net cash provided by operating activities, the closest GAAP measure, is presented in the following financial table:

	Combined Predecessor & Successor	Predecessor
	Year Ended December 31,
	2011	2010	2009
Reconciliation to Free Cash Flow	(dollars in thousands)
Net cash provided by operating activities	$170,379	$182,845	$142,373
Merger expenses	87,752	4,313	-
Less: non-cash stock compensation included in Merger expenses	(29,162)	-	-
Pre-Merger interest expense	10,219	-	-
Capital expenditures	(55,734)	(57,529)	(37,654)

Free Cash Flow	$183,454	$129,629	$104,719

A reconciliation of Net Revenues to revenues, the closest GAAP measure, is presented in the following financial table:

	Combined Predecessor & Successor
		Predecessor
	Year Ended December 31,
	2011	2010	2009
Reconciliation to Net Revenues	(dollars in thousands)
Revenues	$767,992	$650,199	$482,991
Less: Off-Network Database Queries	4,004	4,802	5,303

Net Revenues	$763,988	$645,397	$477,688

Off-Balance Sheet Arrangements

We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $129.8 million and $154.5 million as of December 31, 2011 and December 31, 2010, respectively.

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

Contractual Obligations

As of December 31, 2011, our contractual obligations consisted of our debt, operating leases for real estate, equipment and service contracts, purchase obligations for equipment and services, finance obligations and pension plan liabilities.

		Payments Due by Period
		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(dollars in thousands)
Long-term debt obligations including interest (1)	$2,110,279	$107,993	$214,050	$211,556	$1,576,680
Operating lease obligations (2)	28,635	8,064	13,178	6,751	642
Purchase and contractual obligations (3)	63,368	29,366	15,885	6,000	12,117
Capital lease obligations including interest (4)	538	135	270	133	-
Pension obligation (5)	1,699	14	85	209	1,391

Total (6)	$2,204,519	$145,572	$243,468	$224,649	$1,590,830

(1)	Based on an assumed interest rate on our Senior Credit Facility of 3.75% plus LIBOR (subject to a floor assumed to be 1.50%) and the interest rate on the notes of 9.125%.
(2)	Amounts primarily represent estimated property and equipment operating lease payments based on contracted rates. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying lease agreement.
(3)	Amounts primarily represent purchase and contractual obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.
(4)	Amounts represent capital lease obligation for certain of our network equipment.
(5)	Represents estimated obligations from a noncontributory defined benefit retirement plan associated with one of our foreign subsidiaries.
(6)	The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 20 of Notes to Consolidated Financial Statements as of December 31, 2011.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2011, 2010 and 2009.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant estimates and judgments.

During the year ended December 31, 2011, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2010 that had a material impact on our financial statements. In addition, we do not believe that any of our reporting units is at risk of failing the initial step for calculating goodwill impairment as of December 31, 2011. You should read “Risk Factors” and our summary of significant accounting policies in Note 2 of our Notes to Consolidated Financial Statements as of December 31, 2011 included elsewhere in this Annual Report.

Revenue Recognition

Our revenues are primarily the result of the sale of our Network, Messaging, Roaming and Other services to wireless and enterprise operators throughout the world. The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR, and roaming clearing house.

•

Network services primarily consist of our intelligent network products such as SS7 solutions, interstandard roaming solutions, MDR, call setup and tear down, IP platform solutions, RTI solutions, database solutions and number portability services.

•

Signaling solutions provide a cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on GSM and Code Division Multiple Access (“CDMA”) Networks around the world. These services are primarily billed on per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

•

Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. Revenues for these services are based on the duration of use, number and size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. MDR services allow CDMA data devices to roam on other CDMA operator networks. MDR generates revenue based on the size of data/messaging records processed.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire. This service is based on a per-transaction fee.

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks. These services are primarily based on fixed monthly charges.

•

RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s QoE and satisfaction. These services generate revenue mainly by transaction based fees.

•

Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing. These services are based on per-subscriber or per-transaction fees.

•

Number portability services allow subscribers to maintain their phone numbers when changing to a different mobile service provider. These services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations.

In addition, we provide our customers with the ability to connect to various third-party intelligent network database providers (“Off-Network Database Queries”). We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers on a per-transaction basis.

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

•

Roaming services primarily consist of roaming, data and financial clearing house services which principally generate revenues by charging per-transaction processing fees. For our wireless roaming clearing house and DataNet services, revenues are based on the number of records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearing house and settlement services, revenues are based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed.

•

Other services include turn-key solutions with multiple product and service elements which may include software and third-party hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues attributable to an element in a customer arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Stock-Based Compensation

We recognize stock-based payments in our consolidated statements of operations based on their grant-date fair values. The fair value of options is determined using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected life of the option, risk-free rate, expected dividend yield, and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. We recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 7 of Notes to Consolidated Financial Statements.

Impairment Losses on Long-Lived Assets

We review our long-lived assets, including property and equipment, capitalized software and intangible assets with finite-lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and if determined to be different than originally estimated, would result in a change in our annual depreciation and/or amortization expense.

If an impairment indicator exists, we perform a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. The impairment loss is equal to the excess of the carrying value over the fair value. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. No impairment was recognized for the year ended December 31, 2011.

Impairment Losses on Goodwill and Indefinite-Lived Identifiable Intangible Assets

We evaluate goodwill and indefinite-lived identifiable intangible assets for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of generally accepted accounting principles. Our evaluation of goodwill and indefinite-lived intangible assets is measured by a two-step impairment test. The first step compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount of our reporting units exceeds their fair value, we then compare the implied fair value of the reporting unit’s goodwill and the implied fair value of the indefinite-lived intangible assets with the carrying amount of that goodwill and indefinite-lived intangible. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value of that goodwill or indefinite-lived intangible asset. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. No impairment was recognized for the year ended December 31, 2011.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which is included in the ASC in Topic 805 (Business Combinations). ASU 2010-29 amends previous business combinations disclosure of revenue and earnings to reflect the business combination as though it occurred at the beginning of the comparable prior year annual reporting period. ASU 2010-29 is effective for business combinations entered into in fiscal years beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 (Comprehensive Income). ASU 2011-05 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement is effective for presentation of comprehensive income for fiscal years beginning January 1, 2012 and interim periods within those years and must be applied retrospectively. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our Senior Credit Facility. Our Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar floor. Under our credit agreement, the Eurodollar rate floor is 1.50% and the base rate floor is 2.50%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2011, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would have an annual impact of $1.3 million on our interest expense.

Foreign Currency Market Risk

Although the majority of our operations are conducted in United States dollars, our significant foreign operations are conducted in Euros. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2011 compared to the average foreign currency exchange rates during the same period in 2010 would have increased or decreased our revenues and net income (loss) by approximately $9.9 million and $2.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 77 for an index to our “Consolidated Financial Statements”, which are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011. Based on our evaluation, as of December 31, 2011, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 29, 2012:

Name	Age	Position
James A. Attwood, Jr.	53	Chairman of the Board of Directors
Tony G. Holcombe	56	Vice Chairman of the Board of Directors
Kevin L. Beebe	52	Director
Stephen C. Gray	53	Director
Mark J. Johnson	38	Director
Raymond A. Ranelli	64	Director
Jeffrey S. Gordon	51	Director, President and Chief Executive Officer
Laura E. Binion	55	Senior Vice President and General Counsel
Alfredo T. de Cárdenas	47	President of Global Sales and Customer Support
Scott A. Hatfield	47	Executive Vice President and Chief Technology Officer
Leigh M. Hennen	61	Chief Human Resources Officer
David W. Hitchcock	51	Executive Vice President, Chief Financial and Administrative Officer
Janet M. Roberts	56	Chief Marketing Officer

James A. Attwood, Jr. became a director of the Company in January 2011. He is a managing director of The Carlyle Group, a company he joined in 2000 and currently serves as the head of Carlyle’s Telecommunications and Media team. Prior to joining The Carlyle Group, Mr. Attwood served as Executive Vice President for Strategy, Development and Planning at Verizon Communications, Inc. from 1996 to 2000. At Verizon (and GTE prior to that), Mr. Attwood was responsible for the oversight of all strategic planning, alliances, ventures, corporate strategy, development and M&A activities. Prior to joining GTE, Mr. Attwood served as an investment banker at Goldman, Sachs & Co. for 11 years, working in both the New York and Tokyo offices. Mr. Attwood graduated summa cum laude from Yale University in 1980 with a B.A. in applied mathematics and an M.A. in statistics. In 1985, he received both J.D. and M.B.A. degrees from Harvard University. Mr. Attwood serves as a member of the Boards of Directors of CoreSite Realty, Insight Communications and The Nielsen Company. We believe Mr. Attwood’s previous experiences in the telecommunications industry and his current responsibilities at The Carlyle Group, the Company’s largest shareholder, qualifies Mr. Attwood to serve on the Board of Directors.

Tony G. Holcombe has served as a member of the Board of Directors of the Company since 2003 and served as the President and Chief Executive Officer of the Company from January 2006 until his retirement from management of the Company, effective July 1, 2011. Mr. Holcombe continues to serve as the Vice Chairman of the Board of Directors of the Company. From December 2003 to November 2005, Mr. Holcombe served in various executive positions at Web MD, including as President of its Emdeon Business Services segment (formerly known as WebMD Business Services) and as President of Web MD. From 2002 to 2003, Mr. Holcombe was Chief Executive Officer of Valutec Card Solutions. From 1997 to 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries, including Executive Vice President of Ceridian Corporation. Prior to joining Ceridian Corporation, from 1994 to 1997, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc. Mr. Holcombe serves on the Board of Directors of the Numerex Corporation. Mr. Holcombe holds a Bachelor of Arts degree from Georgia State University. We believe Mr. Holcombe’s previous experience as Chief Executive Officer of the Company and his knowledge of the mobile telecommunications industry qualifies him to serve on the Board of Directors.

Kevin L. Beebe was elected as a director of the Company in January 2011. He has served since November 2007 as the President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic and operational advice to private equity clients and private and public companies. From 1998 to 2007, Mr. Beebe was Group President of Operations at Alltel Corporation, a telecommunications services company. Prior to joining Alltel, Mr. Beebe served as Executive Vice President of Operations at 360° Communications Co., a wireless communications company, from 1996 to 1998. Mr. Beebe also held numerous positions of increasing responsibility at Sprint Corporation, including Vice President of Operations, from 1984 to 1995. Mr. Beebe graduated with honors from Kutztown University in 1981 with a B.A. in economics and received his M.A. in economics from Bowling Green University in 1982. Mr. Beebe serves as a member of the Board of Directors of Skyworks Solutions, SBA Communications, Sting Communications and Nextel International. We believe Mr. Beebe’s previous experience in and knowledge of the mobile telecommunications industry, including his experience as a senior officer of several of the Company’s largest customers, qualifies him to serve on the Board of Directors.

Stephen C. Gray was elected as a director of the Company in January 2011. He is the founder of Gray Venture Partners, LLC. Mr. Gray has served as Chairman of SecurityCoverage, Inc., a provider of personal security software and PC support services, since October 2005. He has also served as Chairman of ImOn Communications, LLC, a cable and telecommunications operator in Cedar Rapids, Iowa, since January 2007, as Chairman of HH Ventures, LLC (d/b/a, ReadyMobile, LLC) a prepaid wireless services provider, since August 2009, as Chairman of Involta, LLC, a provider of computer data storage centers, since December 2010, and as a senior advisor to The Carlyle Group since December 2007. Mr. Gray currently serves as a director of Insight Communications, Inc., and CommScope, Inc., which are Carlyle portfolio companies, and until October 2010 served as a Director of Hawaiian Telecom Communications, Inc. From 1994 to 2004, Mr. Gray served as the President of McLeodUSA Incorporated. Mr. Gray joined McLeodUSA in 1992 as its Chief Operating Officer. Mr. Gray was also a member of the Board of Directors of McLeodUSA from 1992 to 2004 and a member of the Executive Committee from 2001 to 2004. From August 1990 to September 1992, Mr. Gray served as Vice President of Business Services at MCI Communications Corp., and from February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA, Inc. From September 1986 to February 1988, Mr. Gray held a variety of management positions with Williams Telecommunications Company. Mr. Gray is a graduate of the University of Tennessee. We believe Mr. Gray’s current and prior service on numerous boards in the telecommunications industry and his experience as a senior executive officer of several companies qualifies him to serve on the Board of Directors.

Mark J. Johnson became a director of the Company in January 2011. He is a Principal in the U.S. Buyout Fund at The Carlyle Group where he is responsible for sourcing, executing and managing leveraged buyouts and growth equity investments in the communications sector globally. Prior to joining The Carlyle Group, Mr. Johnson was a member of the private equity team at the Blackstone Group where he executed private equity investments in an array of industries. Mr. Johnson has also worked at JH Whitney & Co., Level (3) Communications and Merrill Lynch. Mr. Johnson served as a member of the Obama ’08 Telecommunications, Media & Technology Policy Group and both the Technology, Innovation and Government Reform (TIGR) and CFTC Agency Review transition teams. Mr. Johnson is a graduate of Princeton University and received his M.B.A. from the Harvard Business School. Mr. Johnson has served as a member of the Board of Directors of TRW Automotive Holdings, Insight Communications and the Governing Board of St. Albans School. We believe Mr. Johnson’s previous experience in the private equity market as well as his current responsibilities at The Carlyle Group, the Company’s largest shareholder, qualifies him to serve on the Board of Directors.

Raymond A. Ranelli was elected as a director of the Company in January 2011. He has served as a Senior Advisor to Welsh, Carson, Andersen and Stowe since 2009, where his responsibilities include ensuring best practices on Audit Committees. From 1981 to 2003, Mr. Ranelli was a partner at PricewaterhouseCoopers where he held several positions including Audit Partner, Transaction Services Partner, Managing Partner of the Washington D.C. Regional Offices and Vice Chairman and Global Leader of the Financial Advisory Services practice with operations in twenty countries. Mr. Ranelli serves as a member of the Board of Directors of United Surgical Partners International, United Vision Logistics, Ozburn-Hessey Logistics, LLC and K2M, Inc. We believe Mr. Ranelli’s expertise in accounting and prior service on audit committees of other companies qualifies him to serve on the Board of Directors.

Jeffrey S. Gordon became our President and Chief Executive Officer and member of the Board of Directors on July 1, 2011, and previously served as our Chief Operating Officer since January 2011 and Chief Technology Officer since January 2008. Prior to joining Syniverse, commencing in 1997, he held a number of leadership positions at Convergys Corporation, most recently as Senior Vice President of Industry Solutions. Prior to Convergys, he served in a wide range of key technology positions at Bell Atlantic, IBM and General Electric. Mr. Gordon, who is the co-author of seven U.S. patents relating to systems architecture and wireless communications, earned his Bachelor’s degree in Electrical Engineering honors from Purdue University and is a graduate of the IBM Systems Research Institute. We believe that Mr. Gordon’s previous experience at the Company and other telecommunications providers and his current role as Chief Executive Officer of the Company qualifies him to serve on the Board of Directors.

Laura E. Binion became our Senior Vice President, General Counsel in June 2008. Prior to joining Syniverse, Ms. Binion served as Executive Vice President and General Counsel of CheckFree Corporation, a position she held from 2001 to 2007. From 1986 to 2001, Ms. Binion held various positions in the legal departments of Verizon Wireless (or its predecessor companies—Contel Corporation, Contel Cellular, GTE Corporation and GTE Wireless), including General Counsel of Contel Cellular from 1991 to 1995 and Vice President and General Counsel of GTE Wireless from 1997 to 2000. Prior to joining Contel Corporation in 1986, Ms. Binion was an associate at the law firms of Parker, Hudson, Rainer, Dobbs & Kelly and Kutak, Rock & Huie. Ms. Binion earned both a Bachelor’s degree in Political Science and a Juris Doctor degree from the University of Georgia.

Alfredo T. de Cárdenas became our President of Global Sales and Customer Support on July 1, 2011, and previously served as our President of Sales since January 1, 2011 and as Executive Vice President, Americas since March 2008. Prior to joining Syniverse, commencing in 1992, Mr. de Cárdenas held a number of key leadership roles for Nortel Networks, including General Manager of Converged Multimedia Networks, and various vice president positions in carrier support and operations, sales, marketing, customer care, and network operations. Mr. de Cárdenas earned his Master’s degree in Business Administration from Nova Southeastern University and his Bachelor’s degree in Industrial and Systems Engineering from Florida International University.

Scott A. Hatfield joined the Company in November 2011 as our Chief Technology Officer. Prior to joining Syniverse Mr. Hatfield headed the Cable and Satellite practice of Capgemini, LLC. Between 1996 and 2010 Mr. Hatfield served in a variety of roles of increasing responsibility for Cox Communications, Inc. including as its Executive Vice President and Chief Technology Officer. Mr. Hatfield earned his Master’s degree in Computer Science from Oakland University and his Bachelor’s degree in Computer Science from Western Michigan University.

Leigh M. Hennen became our Chief Human Resources Officer in August 2006. Before joining Syniverse, Ms. Hennen was Vice President of Human Resources for Emdeon Business Services from January 2004 to March 2006. Prior to that, Ms. Hennen was Senior Vice President of Human Resources for Ceridian Human Resource Solutions from May 2000 to January 2004. From January 1998 to May 2000, Ms. Hennen was a partner in an organization development consulting company called Dannemiller Tyson and Associates. From May 1984 to December 1997, Ms. Hennen held senior human resource leadership positions at Computing Devices International both domestically and internationally.

David W. Hitchcock became our Executive Vice President and Chief Financial Officer in June 2007, and on July 1, 2011, also became our Chief Administrative Officer. Prior to joining Syniverse, Mr. Hitchcock was Chief Financial Officer of North America for Alcatel-Lucent. Mr. Hitchcock has almost 20 years of experience in corporate finance, mainly with AT&T and Lucent Technologies. Commencing in 2003, he has held a wide range of key financial leadership roles, including Corporate Controller for Lucent Technologies as well as Business Operations and Financial Vice President for Lucent Worldwide Services. Mr. Hitchcock earned both his Bachelor’s degree in Accounting and Master’s degree in Business Administration from Wake Forest University. He is a certified public accountant.

Janet M. Roberts joined Syniverse as Vice President of Corporate Communications & Marketing in September 2006 and currently serves as Chief Marketing Officer since January 2011. Prior to joining Syniverse, Ms. Roberts was the Vice President of Global Marketing & Communications for Telcordia Technologies from 2003 to 2006, Vice President of Global Marketing Communications for 360 Networks from 2000 to 2001 and Vice President of Marketing for De La Rue plc from 1996 to 1998. Prior to that, Ms. Roberts held various positions at AT&T for 11 years. Ms. Roberts earned both her Bachelor’s degree in Liberal Arts and her Master’s of Business Administration degree in Marketing from the University of Alabama.

Governance Matters

Selection of Directors

The Company has one shareholder who elects all of the members of the Board. The shareholder has selected Directors who have skills, experience and backgrounds that are relevant to the key strategic and operational issues that impact the Company. Directors are typically selected based upon their character, track record of accomplishment in leadership roles, as well as their professional and corporate expertise, skills and experience. There are no procedures pursuant to which anyone other than the shareholder may recommend nominees to the Company’s Board.

Independence of Directors

Although the shares of the Company’s stock are not publicly traded on any exchange, the Board continues to use the listing standards of the NYSE to determine whether or not the members of the Board are independent. Under these standards, Messrs. Attwood, Johnson, Holcombe and Gordon are not independent directors.

Board Committees

The Board of Directors has established two standing committees—the Audit Committee and the Compensation Committee.

The Audit Committee is comprised of Messrs. Raymond Ranelli (Chairman), Stephen C. Gray and Mark Johnson. Mr. Ranelli is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated by the SEC and all members of the Audit Committee are “financially literate” as that term is used under the applicable rules of the NYSE. Messrs. Ranelli and Gray are independent in accordance with the guidelines and the applicable rules of the NYSE.

The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Stephen C. Gray. None of the members of the Compensation Committee was an officer or employee of the Company in 2011 or any time prior thereto. During 2011, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee, of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all employees. A copy of our Code of Ethics is available on our website www.syniverse.com, under the heading “About Us”, “Code of Business Conduct” free of charge.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

Compensation Philosophy and Objectives

The Company’s compensation program for its executive officers is designed to motivate executives to achieve the business objectives of the Company, to reward them for their achievements and to attract and retain executive officers who contribute to the long-term success of the Company. The Company believes that its compensation program links performance to both annual and long-term goals and objectives.

Our philosophy for allocating between currently paid and long-term compensation is to provide adequate base compensation to attract and retain personnel, while offering additional incentives to achieve short-term and longer-term financial performance goals and to maximize long-term value for our shareholders. Our policy provides us the flexibility to allocate between short-term and long-term compensation and between cash and equity-based compensation. We provide cash compensation in the form of a base salary to meet competitive salary norms. In addition, we provide annual cash bonuses which reward executive performance against short-term goals. Finally, stock option awards align executive pay with long-term gains in shareholder value and long-term financial performance results.

The primary objectives of our 2011 compensation program are:

•	to attract and retain the best possible executive talent;
•	to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and
•	to align executive officers’ incentives with increases in shareholder value and the achievement of corporate objectives.

The compensation of our named executive officers, which we refer to as NEOs, was determined by the Compensation Committee, which considered the following factors in making its determination:

•	performance against corporate objectives for the year;
•	value of an individual’s unique skills and capabilities to support our objectives; and
•	contribution as a member of the executive management team.

The Compensation Committee also seeks to provide compensation that is competitive in the marketplace and aligned with our performance.

Our NEOs for 2011 are Mr. Jeffrey S. Gordon, our Chief Executive Officer; Mr. Tony G. Holcombe, Vice Chairman of the Board, who served as Chief Executive Officer until July 1, 2011; Mr. David W. Hitchcock, Chief Financial and Administrative Officer; Mr. Alfredo T. de Cárdenas, President of Global Sales and Customer Support; Mr. Eugene Bergen Henegouwen, former Executive Consultant and former Executive Vice President, Managing Director, Europe, Middle East and Africa; Ms. Laura E. Binion, Senior Vice President and General Counsel; and Ms. Janet M. Roberts, Chief Marketing Officer.

Oversight of Compensation Program

The Compensation Committee of our Board of Directors administers the compensation policies for the Company’s executive officers and directors. The Compensation Committee is also responsible for approving the equity compensation of executive officers under the Company’s long-term equity incentive plan. The Compensation Committee reviewed and approved all components of compensation of our Chief Executive Officer and each other NEO, including salary, bonus, and long-term equity incentive compensation, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios. The Compensation Committee reviews and approves the compensation of our NEOs with input from our Chief Executive Officer and Chief Human Resources Officer for executive officers other than themselves. The Chief Executive Officer and Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data as described above. The Chief Executive Officer and Chief Human Resources Officer do not participate in the discussions or decisions regarding their own compensation.

Executive Compensation Programs

In 2011, our executive officer compensation consisted of three components:

•	base salary;
•	annual incentive compensation; and
•	long-term equity incentive compensation.

Each of these elements is discussed in more detail below.

Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. In February 2011, the Compensation Committee increased the base salaries of Messrs. Holcombe, Hitchcock, Gordon and de Cárdenas. Mr. Holcombe’s salary was increased from $547,840 to $580,000; Mr. Gordon was promoted to Chief Operating Officer and his salary was increased from $360,500 to $400,000; Mr. Hitchcock’s salary was increased from $385,000 to $400,000; and Mr. de Cárdenas’ was promoted to President of Sales and his salary was increased from $374,500 to $400,000. The Committee approved these increases in recognition of the importance of these executives’ continued employment with the Company, the expanded roles of these executives and the necessity of ensuring equality in pay among the Company’s senior executives. Effective May 1, 2011, Mr. Bergen Henegouwen agreed to continue to work for the Company on a part-time basis through December 31, 2011, at a reduced monthly base salary equal to $21,582 (based on the Euro to US Dollar exchange rate as of December 31, 2011 (1.2949).

In July 2011, Mr. Holcombe retired as Chief Executive Officer of the Company and was named Vice Chairman of the Board of Directors, and Mr. Gordon was named the new President and Chief Executive Officer. In addition, Mr. Hitchcock was promoted to Chief Financial and Administrative Officer, and Mr. de Cárdenas was promoted to President of Global Sales and Customer Support. In connection with these executive promotions, the Compensation Committee increased the base salaries of Messrs. Gordon, Hitchcock and de Cárdenas to $500,000, $420,000 and $420,000, respectively. The Compensation Committee believes that these increases are appropriate due to the increased responsibilities of each of these executives and in recognition of the importance of these executives’ continued employment with the Company.

Ms. Roberts received a market adjustment increase to her base salary from $253,000 to $275,000 in April 2011. Ms. Binion’s 2011 base salary did not change from her 2010 base salary.

Annual Incentive Compensation.    The purpose of the annual incentive plan is to focus executives and other management employees on key goals in support of our annual business plan and reinforce a results-oriented management culture by providing opportunities to earn cash incentive awards based on the financial results of the Company. The 2011 annual incentive plan did not include an individual performance element because the Compensation Committee decided to focus the employees solely on the objective, quantifiable measures of the Company’s performance. The annual incentive plan applicable to the NEOs is the same annual incentive plan available to all eligible Company employees. For each individual, the annual incentive is calculated by using a combination of factors.

First, each eligible employee, including each NEO, is assigned a target annual incentive award opportunity which is reflected as a percentage of his or her base salary. For 2011, Mr. Holcombe’s target annual award opportunity remained unchanged and was 85% of his base salary. Mr. Gordon’s and Mr. Hitchcock’s target annual award opportunity for the first six months of 2011 remained unchanged from 2010 and was 70% of their base salary. This percentage was increased beginning July 2011 to 100% for Mr. Gordon and to 75% for Mr. Hitchcock in connection with their promotions to President and Chief Executive Officer and Chief Financial and Administrative Officer, respectively. Mr. de Cárdenas’ target annual award opportunity for the first six months of 2011 was increased from 60% to 70% to reflect his promotion to President of Sales with responsibility for sales globally and from 70% to 75% beginning July 2011 in connection with his promotion to President of Global Sales and Customer Support. The target annual award opportunities for Mr. Bergen Henegouwen, Ms. Binion and Ms. Roberts remained unchanged in 2011 at 60%, 50% and 50% of base salaries, respectively. The target annual incentive award opportunities are set by the Compensation Committee and are believed to be appropriate in light of the responsibilities of each of these executives.

Second, the Compensation Committee chooses certain corporate financial measures which it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive awards. For 2011, the Compensation Committee selected the following measures and weightings for determining annual incentive awards for the NEOs.

Financial Measure	Weighting

Syniverse consolidated Net Revenues	30%
Syniverse consolidated Adjusted EBITDA	40%
Syniverse consolidated Free Cash Flow	20%
Syniverse new business revenue	10%

The Compensation Committee chose these financial measures because it believes they provide a balanced, comprehensive measurement of the Company’s overall financial performance, and focused executives and other plan participants on profitable growth. The Compensation Committee included a new measure for new business in recognition of the importance of new business to the success of the Company.

Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they were determined using straight-line interpolation). In 2011, the goals established by the Compensation Committee were as follows:

Financial Measure*	Threshold	Target	Superior

Syniverse consolidated Net Revenues	$660 million	$693 million	$730 million
Syniverse consolidated Adjusted EBITDA	$274 million	$299 million	$321 million
Syniverse consolidated Free Cash Flow	$124 million	$131 million	$137 million
Syniverse new business revenue	$35 million	$39 million	$41 million

*For purposes of determining whether these targets were achieved, consolidated Net Revenues, Adjusted EBITDA and Free Cash Flow are considered non-GAAP financial measures. See “Non-GAAP Financial Measures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this filing for a reconciliation of these non-GAAP financial measures to the most directly comparable financial measure presented in accordance with GAAP and the reasons management believes the presentation of these non-GAAP financial measures provide useful information.

For all NEOs except Mr. Holcombe, if the Company’s financial performance reaches the threshold goal, then the percentage of the annual incentive cash award attributable to that financial measure is calculated at 50% of the individual’s annual target incentive. If the Company’s financial performance reaches the target goal, the percentage is 100% and if the Company’s financial performance reaches the superior goal, the percentage is 150% of the target award opportunity. The table below sets forth the percentage of each NEO’s base salary payable upon the Company achieving the financial performance goals described above. For each of Messrs. Gordon, Hitchcock and de Cárdenas, the target percentage is a pro rata percentage amount to reflect the increases in their target percentage amounts during 2011.

	Threshold	Target	Superior

Jeffrey S. Gordon	42.50%	85.00%	127.50%
David W. Hitchcock	36.25%	72.50%	108.75%
Alfredo T. de Cárdenas	36.25%	72.50%	108.75%
Eugene Bergen Henegouwen	30.00%	60.00%	90.00%
Laura E. Binion	25.00%	50.00%	75.00%
Janet M. Roberts	25.00%	50.00%	75.00%

For all employees at the director level and above, which includes all of our NEOs, the Compensation Committee may decrease, but not increase, annual incentive awards based on individual performance. The annual incentive award may be decreased to 0% if the employee’s individual performance is rated as “unsatisfactory,” or to anywhere between 0 and 50% of the amount he would otherwise have been awarded if the employee’s individual performance is rated “limited effectiveness”. The Compensation Committee did not make any adjustments in 2011 to the NEO’s annual incentive awards based on individual performance.

In addition, the Compensation Committee may apply discretion to the final determination of any incentive payment for situations where unanticipated events would either unduly reward or unduly deprive participants of just rewards based upon factors beyond their control. In 2011, the Compensation Committee did not use this discretionary authority to adjust the incentive payouts for any of our NEOs.

In 2011, the Company achieved highly successful financial results as compared to the annual incentive plan performance goals. Net Revenues, Adjusted EBITDA and Free Cash Flow all exceeded the superior goals. New business revenue exceeded the threshold goal but was less than the target goal. Based on these results, the Compensation Committee of the Board of Directors approved the following bonuses for the fiscal year 2011.

	2011 Annual Incentive Plan Award		% of Base Salary

Jeffrey S. Gordon	$607,057		121%
David W. Hitchcock	$434,432		103%
Alfredo T. de Cárdenas	$434,432		103%
Eugene Bergen Henegouwen	$221,630	(1)	86%
Laura E. Binion	$209,844		71%
Janet M. Roberts	$196,116		71%

(1) Mr. Bergen Henegouwen’s bonus is payable in Euros; the amount reflected in the table above has been converted based on the Euro to US Dollar exchange rate as of December 31, 2011(1.2949).

Pursuant to the terms of his employment agreement and consulting agreement, in connection with his retirement in July 2011, Mr. Holcombe became entitled to receive a bonus of $454,750, regardless of the financial results achieved by the Company.

Long-Term Equity Incentive Plan. In April 2011, Holdings, the sole shareholder of the Company, adopted the 2011 Equity Incentive Plan of Buccaneer Holdings, Inc., or the “2011 Plan.” Under the 2011 Plan, directors, employees and consultants of Holdings and its subsidiaries, including the Company, may be granted options to purchase the common stock of Holdings or may be granted an offer to purchase common stock of Holdings. The purposes of the 2011 Plan are (i) to further the growth, development and financial success of the Company by providing additional incentives to employees, consultants and directors who are given responsibility for the management or administration of the Company’s business affairs; and (ii) to enable the Company to obtain and retain the services of the type of professional, technical and managerial employees, consultants and directors considered essential to the long-range success of the Company, in both cases by providing these individuals with an opportunity to become owners of the common stock of the Company’s parent thereby allowing them to benefit directly from the growth, development and financial success of the Company. The Compensation Committee believes the 2011 Plan accomplishes these purposes by fostering a partnership between the shareholder and management to promote a corporate culture in which managers act and think as shareholders in evaluating strategic and day-to-day decisions and by providing managers with the opportunity to share in the value creation of the Company.

In April 2011, the Compensation Committee granted 1,333,333 stock options to Mr. Holcombe, 666,667 stock options to each of Messrs. Gordon, Hitchcock and de Cárdenas and 133,333 stock options to each of Ms. Binion and Ms. Roberts. The stock options have both service- and performance-based vesting conditions. The options vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year 2011 through 2015, based on continuous service of the employee and 5% of the options vesting on a date on or within 90 days following December 31 of each calendar year 2011 through 2015 if, as of such date, the Compensation Committee has determined that the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year. If the EBITDA as of the end of any calendar year 2011 through 2015 is less than the applicable EBITDA Target with respect to such year, that portion of the option that was subject to vesting with respect to such year will become vested on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.

The Compensation Committee chose EBITDA as the performance metric for the stock options because it believes such metric provides a balanced, comprehensive measurement of the Company’s overall financial performance, and focused executives and other plan participants on profitable growth. The goals established by the Compensation Committee were intended to be challenging but achievable based upon the Company’s strategic plan.

In connection with their promotions in July 2011, the Compensation Committee granted Messrs. Gordon, Hitchcock, and de Cárdenas 400,000, 133,333 and 133,333 additional options, respectively. These options have the same vesting schedule as the April 2011 grants discussed above.

Mr. Bergen Henegouwen did not receive any stock option awards in 2011. In connection with his retirement, Mr. Holcombe forfeited all but 50,000 options, which will vest in equal installments of 10,000 shares each on December 31, 2011 through 2015 without regard to the Company’s performance.

Other Compensation. We do not currently provide a pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives or employees. In 2011, the NEOs participated in the employee benefit plans provided to all employees which included the following:

•	a 401(k) plan, pursuant to which participants received a 2% core contribution and a 3% company match assuming they contribute at least 4% to the plan, up to the federal limit;
•	health, dental and insurance plans; all employees, including executives, pay a portion of premiums due for health coverage; and
•

basic employee life insurance and accidental death and dismemberment coverage equal to the lesser of 1 times base salary or $350,000 as well as short-term disability coverage at no cost to the employee.

Employment Agreements

In May 2011, the Company entered into new employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas. The Compensation Committee believes these agreements are appropriate because they help the Company retain these talented executives. Each of the employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas were amended June 3, 2011, to reflect these executives’ promotions. Ms. Binion and Ms. Roberts do not have employment agreements; however, they are entitled to certain severance benefits pursuant to letter agreements with the Company. For a description of the material terms of the new employment agreements, the severance benefits available under such agreements, and the severance benefits available to Ms. Binion and Ms. Roberts pursuant to their letter agreements, see the “Material Terms of Employment Agreements” following “Executive Compensation—Grants of 2011 Plan-Based Awards,” and “Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control.”

Changes in Management Team

Effective May 1, 2011, Mr. Bergen Henegouwen agreed to continue to work for the Company on a part-time basis through December 31, 2011 at a reduced monthly base salary equal to $21,582 (based on the Euro to US Dollar exchange rate as of December 31, 2011 (1.2949). His employment terminated on January 1, 2012, and he is currently receiving severance pursuant to the terms of his employment agreement. For more information regarding Mr. Bergen Henegouwen’s severance, see “Executive Compensation –Potential Payments Upon Termination of Employment or Change in Control.”

In July 2011, Mr. Holcombe retired as Chief Executive Officer of the Company and was named Vice Chairman of the Board of Directors. As a result of this action, Mr. Holcombe is receiving severance payments pursuant to the terms of his employment agreement. For more information regarding Mr. Holcombe’s severance, see “Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control.” In addition, the Company entered into a consulting agreement with Mr. Holcombe on July 1, 2011, pursuant to which he agreed to provide consulting services for a one-year period ending June 30, 2012 for a fee of $150,000. The Company believes that the consulting agreement with Mr. Holcombe is important to ensure a smooth transition in leadership.

Impact of the Merger on Executive Compensation

Pursuant to the terms of the Merger Agreement, on January 13, 2011, the effective time of the Merger, each outstanding and unexercised option to purchase shares of our common stock, whether vested or unvested, including the options previously granted to our NEOs, was cancelled and the holder of each option became entitled to receive, an amount in cash equal to the product of the total number of options multiplied by the amount by which $31.00 exceeded the exercise price per share of such option. Similarly, each outstanding share of restricted stock, including service-based and performance-based restricted stock, whether vested or unvested, including the restricted stock previously granted to our NEOs, was cancelled and the holder of each share of restricted stock became entitled to receive an amount in cash equal to the product of the total number of shares of restricted stock multiplied by $31.00. For more information regarding the value of the acceleration of the NEOs’ stock option awards and restricted stock awards in connection with the Merger, see “Executive Compensation –Summary Compensation Table.”

Compensation Committee Report

The members of the Company’s Compensation Committee reviewed and discussed the above CD&A with management of the Company and, based on that review and discussion, recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

By the Company’s Compensation Committee
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Stephen C. Gray

Compensation Committee Interlocks and Insider Participation

As of December 31, 2011, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Stephen C. Gray. None of the members of our Compensation Committee was an officer or employee of the Company in 2011 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($) (9)	Option Awards ($) (9)		Non-Equity Incentive Plan Compensation ($) (11)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(14)	Total ($)

Jeffrey S. Gordon (1)	2011	439,346		-	6,020,469		607,057		-		3,264,332	10,331,204
President and Chief Executive Officer	2010	358,077		-	448,927		371,964		-		12,250	1,191,218
	2009	350,000		187,425	394,750		-		-		12,250	944,425

Tony G. Holcombe (2)	2011	329,425	(7)	-	7,846,556	(10)	-		-		6,378,813	14,554,794
Former President and Chief Executive Officer	2010	544,877		-	997,147		686,389		-		11,132	2,239,545
	2009	535,000		417,375	858,680		-		-		12,250	1,823,305

David W. Hitchcock (3)	2011	406,231		-	4,529,133		434,432		-		3,018,698	8,388,494
Chief Financial and Administrative Officer	2010	376,923		-	464,402		397,243		-		12,250	1,250,818
	2009	350,000		187,425	467,624		-		-		12,250	1,017,299

Alfredo T. de Cárdenas (4)	2011	403,808		-	4,529,133		434,432		-		2,396,862	7,764,235
President of Global Sales and Customer Support	2010	368,846		-	313,955		301,427		-		12,250	996,478
	2009	350,000		128,494	322,165		135,209		-		12,250	948,118

Eugene Bergen Henegouwen (5)	2011	366,907	(8)	-	-		221,630	(12)	46,727	(13)	2,265,685	2,900,949
Former Executive Consultant and Former Executive Vice President,	2010	431,851	(8)	-	349,954		254,574	(12)	65,745	(13)	21,998	1,124,122
Managing Director, Europe, Middle East and Africa	2009	418,867	(8)	148,706	354,954		50,608	(12)	115,286	(13)	23,627	1,112,048

Laura E. Binion (6)	2011	294,250		-	756,691		209,844		-		1,221,934	2,482,719
Senior Vice President and General Counsel	2010	-		-	-		-		-		-	-
	2009	-		-	-		-		-		-	-

Janet M. Roberts (6)	2011	267,385		-	756,691		196,116		-		804,929	2,025,121
Chief Marketing Officer	2010	-		-	-		-		-		-	-
	2009	-		-	-		-		-		-	-

(1)	Mr. Gordon was promoted to President and Chief Executive Officer effective July 1, 2011.

(2)	Mr. Holcombe served as our President and Chief Executive Officer until July 1, 2011.

(3)	Mr. Hitchcock accepted an expanded role of Chief Financial and Administrative Officer effective July 1, 2011.

(4)	Mr. de Cárdenas accepted an expanded role of President of Global Sales and Customer Support effective July 1, 2011.

(5)	Mr. Bergen Henegouwen’s employment with the Company terminated January 1, 2012.

(6)	Ms. Binion and Ms. Roberts were not named executive officers in 2010 or 2009.

(7)	Includes vacation payout of $37,923.

(8)	These amounts were converted to dollars based on the Euro to US dollar exchange rate on the date paid. The amount reported for 2011 includes vacation payout of $37,715.

(9)	Reflects the grant date fair value of stock and option awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2011. The grant date fair value of the time-based restricted stock awards granted in 2009 and 2010 is based on the fair market value of the underlying shares on the date of grant. The grant date fair value of the performance-based restricted stock awards granted in 2009 and 2010 is computed based upon the probable outcome of the applicable performance conditions as of the date of grant. The following table discloses the grant date fair value of the performance-based restricted stock awards granted during 2009 and 2010 assuming that the highest level of performance conditions was achieved. Ms. Binion and Ms. Roberts are excluded from the table below because they were not named executive officers in 2009 or 2010.

	Maximum Grant Date Fair Value of Performance-Based Restricted Stock Awards
	2010	2009
Mr. Gordon	191,638	249,900
Mr. Holcombe	426,924	556,500
Mr. Hitchcock	191,638	249,900
Mr. de Cárdenas	131,423	171,325
Mr. Bergen Henegouwen	161,530	198,275

(10)	Reflects the grant date fair value of a total of 1,383,333 options granted during 2011, 1,333,333 of which were forfeited in connection with Mr. Holcombe’s retirement on July 1, 2011.

(11)	Reflects the annual non-equity incentive bonuses earned during the applicable year.

(12)	These amounts were converted to dollars based on the Euro to US dollar exchange rates as of December 31, 2011 (1.2949), 2010 (1.3252) and 2009 (1.4333), respectively.

(13)	Reflects the increase in the present value of the accumulated benefit for Mr. Bergen Henegouwen’s Dutch unit linked collective pension plan. Pension premiums are determined by the Ministry of Finance and the plan qualifies for Dutch tax law. The Euro to US Dollar exchange rates as of December 31, 2011 (1.2949), 2010 (1.3252) and 2009 (1.4333), respectively, were used to convert the benefit to US dollars.

(14)	The following table reflects the items that are included in the All Other Compensation column for 2011.

	401(k) Contribution ($)	Auto Allowance ($)(a)	Restricted Stock Acceleration ($)(b)	Stock Option Acceleration ($)(c)	Severance Benefits ($)(d)	Consulting Fees ($)(e)	Director Fees ($)(f)	Total ($)
Mr. Gordon	12,250	-	1,559,610	1,692,472	-	-	-	3,264,332
Mr. Holcombe	11,370	-	1,816,600	3,704,937	740,906	75,000	30,000	6,378,813
Mr. Hitchcock	12,250	-	1,559,610	1,446,838	-	-	-	3,018,698
Mr. de Cárdenas	12,250	-	1,303,240	1,081,372	-	-	-	2,396,862
Mr. Bergen Henegouwen	-	24,234	1,006,570	1,234,881	-	-	-	2,265,685
Ms. Binion	12,250	-	739,660	470,024	-	-	-	1,221,934
Ms. Roberts	12,250	-	384,710	407,969	-	-	-	804,929

(a)	Reflects the incurred cost to the Company in providing the auto allowance.
(b)	Reflects the value of the acceleration of vesting of stock awards in connection with the Merger, calculated based on the number of unvested stock awards outstanding on January 13, 2011, the closing date of the Merger, multiplied by $31.00, the per share Merger consideration.
(c)	Reflects the value of the acceleration of vesting of option awards in connection with the Merger, calculated based on the number of unvested option awards outstanding on January 13, 2011, the closing date of the Merger, multiplied by the difference between $31.00, the per share Merger consideration, and the applicable exercise price of the option award.
(d)	Reflects amounts paid pursuant to Mr. Holcombe’s employment agreement, including severance and COBRA premiums paid to Mr. Holcombe through December 31, 2011, and a bonus of $454,750. Pursuant to his employment agreement, Mr. Holcombe is entitled to additional severance amounts paid in installments through June 30, 2012, and COBRA premiums through June 30, 2012, in each case subject to his compliance with various restrictive covenants.
(e)	Reflects the consulting fees paid to Mr. Holcombe through December 31, 2011, pursuant to the terms of his consulting agreement with the Company.
(f)	Reflects the director fees paid to Mr. Holcombe from July 1, 2011 through December 31, 2011.

2011 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (#)(3)		Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Board Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Gordon			212,500	425,000	637,500
	4/6/2011	4/6/2011					166,667		500,000		10.00	3,783,469
	7/1/2011	6/10/2011					100,000		300,000		10.00	2,237,000
Mr. Holcombe
	4/6/2011	4/6/2011							1,333,333	(6)	10.00	7,566,931
	7/1/2011	6/10/2011							50,000		10.00	279,625
Mr. Hitchcock			152,250	304,500	456,750
	4/6/2011	4/6/2011					166,667		500,000		10.00	3,783,469
	7/1/2011	6/10/2011					33,333		100,000		10.00	745,665
Mr. de Cárdenas			152,250	304,500	456,750
	4/6/2011	4/6/2011					166,667		500,000		10.00	3,783,469
	7/1/2011	6/10/2011					33,333		100,000		10.00	745,665
Mr. Bergen Henegouwen			-	-	-		-		-		-	-
Ms. Binion			73,563	147,125	220,688
	4/6/2011	4/6/2011					33,333		100,000		10.00	756,691
Ms. Roberts			68,750	137,500	206,250
	4/6/2011	4/6/2011					33,333		100,000		10.00	756,691

(1)	Represents potential threshold, target and maximum payout opportunities under the annual incentive plan. For each of Messrs. Gordon, Hitchcock and de Cárdenas, the target percentage is a pro rata percentage amount to reflect the increases in their target percentage amounts during 2011. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects option awards with performance-based vesting requirements.

(3)	Reflects option awards with service-based vesting requirements.

(4)	The exercise price of $10.00 is the fair market value of Holdings common stock on the grant date, and is approximately equivalent to the price paid by Holdings for its shares during the Merger.

(5)	Reflects the grant date fair value of the option awards, determined in accordance with applicable share-based compensation accounting guidance. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2011.

(6)	Mr. Holcombe forfeited these options in connection with his retirement from the Company as an executive officer effective July 1, 2011.

Material Terms of Employment Agreements

The employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas have an initial term of three years, ending on May 3, 2014. Beginning on that date, and on each anniversary thereafter, the term of the agreement automatically will extend for additional one-year periods unless either party gives prior notice of non-renewal. The agreements, as amended, provide for the base salaries and target annual incentive opportunities discussed above in the CD&A. Messrs. Gordon, Hitchcock and de Cárdenas’ salaries may be increased (but not decreased) in the sole discretion of the Compensation Committee. Each of Messrs. Gordon, Hitchcock and de Cárdenas is entitled to be reimbursed up to $5,000 for attorneys’ fees incurred in connection with the review of the employment agreement. Additionally, Mr. Gordon is entitled to have his dues and fees related to his membership in his country club reimbursed, as well as first-class air travel domestically and business-class air travel internationally reimbursed if he is travelling on business. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control of the Company, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control of the Company or the termination of their employment as of December 31, 2011, see “Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2011 Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (5)	Option Exercise Price ($)	Option Expiration Date

Mr. Gordon	100,000	400,000	(1)	166,667	10.00	04/06/21
	60,000	240,000	(2)	100,000	10.00	07/01/21
Mr. Holcombe	10,000	40,000	(3)	-	10.00	07/01/21
Mr. Hitchcock	100,000	400,000	(1)	166,667	10.00	04/06/21
	20,000	80,000	(4)	33,333	10.00	07/01/21
Mr. de Cárdenas	100,000	400,000	(1)	166,667	10.00	04/06/21
	20,000	80,000	(4)	33,333	10.00	07/01/21
Mr. Bergen Henegouwen	-	-		-	-	-
Ms. Binion	20,000	80,000	(4)	33,333	10.00	04/06/21
Ms. Roberts	20,000	80,000	(4)	33,333	10.00	04/06/21

(1)	100,000 options vest on each of December 31, 2012, December 31, 2013, December 31, 2014, and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(2)	60,000 options vest on each of December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(3)	10,000 options vest on each of December 31, 2012, December 31, 2013, December 31, 2014, and December 31, 2015.

(4)	20,000 options vest on each of December 31, 2012, December 31, 2013, December 31, 2014, and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(5)	The options will become vested and exercisable in five equal and cumulative installments, provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met as follows: (i) an installment consisting of 5% of the options will become vested and exercisable on a date on or within 90 days following December 31 of each calendar year 2011 through 2015 if, as of such date, the Compensation Committee has determined that the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year; and (ii) if the EBITDA as of the end of any calendar year 2011 through 2015 is less than the applicable EBITDA Target with respect to such year, that portion of the options that was subject to vesting and exercisability pursuant to (i) above with respect to such year will become vested and exercisable on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of such December 31 equal or exceeds the applicable EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.

2011 Option Exercises and Stock Vested Table

	Option Awards (1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Mr. Gordon	-	1,692,472	-	1,559,610
Mr. Holcombe	-	6,117,756	-	2,435,800
Mr. Hitchcock	-	2,540,216	-	1,559,610
Mr. de Cárdenas	-	1,698,728	-	1,303,240
Mr. Bergen Henegouwen	-	2,534,019	-	1,006,570
Ms. Binion	-	647,595	-	739,660
Ms. Roberts	-	629,260	-	384,710

(1)	At the effective time of the Merger, each outstanding and unexercised option to purchase shares of our common stock, whether vested or unvested, was cancelled and the holder of each option became entitled to receive an amount in cash equal to the product of the total number of options multiplied by the amount by which $31.00 exceeded the exercise price per share of such option.

(2)	At the effective time of the Merger, each outstanding share of restricted stock, including service-based and performance-based restricted stock, whether vested or unvested, was cancelled and the holder of each share of restricted stock became entitled to receive an amount in cash equal to the product of the total number of shares of restricted stock multiplied by $31.00.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Gordon	-	-	-	-

Mr. Holcombe	-	-	-	-

Mr.. Hitchcock	-	-	-	-

Mr. de Cárdenas	-	-	-	-

Mr. Bergen Henegouwen	Collectief Pension Unit linked collective pension plan (1)	8	445,372	-

Ms. Binion	-	-	-	-

Ms. Roberts	-	-	-	-

(1)	The pension plan is a unit linked plan, meaning that the payments into the plan are invested in mutual funds during the participant’s employment. At retirement, the mutual funds can only be used to buy an annuity. The retirement date under the pension plan is set at the age 62. Pursuant to Dutch tax law, the pension annuity is capped since the annuity at age 65 cannot be more than 100% of the salary at retirement. If the funds at retirement are higher than what is needed to buy such an annuity, the excess is either taxed at retirement or can be used to buy a fixed indexation of the pension annuity. Since the retirement date is set at age 62 instead of 65, the pension cap will need to be recalculated (reduced) actuarially at retirement. The plan qualifies as a qualified pension plan under Dutch tax law. The payments (pension premiums) are determined by the Ministry of Finance. Certain pension plan benefits will continue if Mr. Henegouwen becomes disabled. The present value of accumulated benefit at December 31, 2011 is 343,943 Euros which is converted to US dollars based on the Euro to US dollar exchange rates as of December 31, 2011 (1.2949).

Potential Payments Upon Termination of Employment or Change in Control

Messrs. Gordon, Hitchcock and de Cárdenas

Each of the employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. The executive will be entitled to receive severance benefits if (i) the executive’s employment is terminated without cause, (ii) the executive resigns for good reason, (iii) the executive’s employment terminates by reason of the Company’s non-renewal of the agreement, (iv) the executive’s employment terminates by reason of his death or disability, or (v) the executive’s employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement (collectively referred to herein as a “Qualifying Termination.”) In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, a portion of the executive’s stock option granted on April 6, 2011, will become vested and exercisable, based upon the date of termination, as follows:

—

if the date of termination occurs during the period beginning on May 3, 2011 and ending on December 30, 2011, 20% of the time-vesting option (15% of the option) will automatically become vested and exercisable

—

if the date of termination occurs during the period beginning on December 31, 2011 and ending on December 30, 2012, 40% of the time-vesting option (30% of the option) will automatically become vested and exercisable

—

if the date of termination occurs during the period beginning on December 31, 2012 and ending on December 30, 2013, 70% of the time-vesting option (52.5% of the option) will automatically become vested and exercisable

—

if the date of termination occurs during the period beginning on December 31, 2013 and ending on December 30, 2014, 90% of the time-vesting option (67.5% of the option) will automatically become vested and exercisable

—

if the date of termination occurs during the period beginning on December 31, 2014 and ending on December 30, 2015, 100% of the time-vesting option (75% of the option) will automatically become vested and exercisable

In the event of a termination for cause or resignation without good reason, each of Messrs. Gordon, Hitchcock and de Cárdenas’ will receive his accrued rights, but will not be entitled to receive severance benefits under the agreement.

For purposes of Messrs. Gordon, Hitchcock and de Cárdenas’ employment agreements, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive’s covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means requiring the executive to relocate outside of a 50 mile radius from the executive’s current employment location; assigning the executive duties which, in the aggregate, represent a material diminution in executive’s title, authority or responsibilities; reducing the base salary of the executive; materially reducing, in the aggregate, the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; or in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement.

Each of the employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas contains noncompetition, employee nonsolicitation and customer nonsolicitation covenants that apply during the executive’s employment and for one year thereafter. The term of these restrictive covenants will be extended for any period in which the restrictive covenants are breached. Each of the employment agreements also contains covenants regarding confidentiality, ownership of property and non-disparagement.

In addition, Messrs. Gordon, Hitchcock and de Cárdenas’ employment agreements provide that the executives’ unvested stock options will become immediately vested upon a change in control of Holdings, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. Gordon, Hitchcock and de Cárdenas’ employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of the Company possessing the voting power to elect a majority of the Board (whether by merger, consolidation, reorganization, combination, sale or transfer of the Company’s equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of the Company’s assets determined on a consolidated basis.

Ms. Binion and Ms. Roberts

Pursuant to their letter agreements with the Company, if Ms. Binion’s or Ms. Roberts’ employment is terminated without cause (referred to herein as a “Qualifying Termination”), the executive will be entitled to a severance payment equal to one times her then-current base salary, payable in installments over one year. Pursuant to the executive’s stock option agreements, Ms. Binion’s and Ms. Roberts’ stock options will become fully vested and exercisable if their employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of Ms. Binion and Ms. Roberts’ stock option agreements, “Cause” generally means the failure to substantially perform the executive’s duties; failure to carry out, or comply with any lawful and reasonable directive of the Board or the executive’s immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offence or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company’s premises or while performing the executive’s duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct, or breach of fiduciary duty against the Company. For purposes of Ms. Binion and Ms. Roberts’ stock option agreements, “Change in Control” has the same meaning as provided above for Messrs. Gordon, Hitchcock and de Cárdenas.

Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control. The following table below shows the estimated value of benefits to Messrs. Gordon, Hitchcock and de Cárdenas, Ms. Binion and Ms. Roberts if their employment had been terminated under the various circumstances described below as of December 31, 2011, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2011.

	Qualifying Termination (Not in Connection with a Change in Control) ($)	Qualifying Termination (Following or In Connection with a Change in Control) ($)	Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($)	Change in Control (Absent Termination)
Mr. Gordon
Salary (1)	500,000	500,000	-	-
Bonus (2)	500,000	500,000	-	-
COBRA Premium (3)	17,826	17,826	-	-
Value of Unvested Options (4)(6)	160,000	906,667	-	906,667
Total	1,177,826	1,924,493	-	906,667

Mr. Hitchcock
Salary (1)	420,000	420,000	-	-
Bonus (2)	315,000	315,000	-	-
COBRA Premium (3)	17,826	17,826	-	-
Value of Unvested Options (4)(6)	120,000	680,000	-	680,000
Total	872,826	1,432,826	-	680,000

Mr. de Cárdenas
Salary (1)	420,000	420,000	-	-
Bonus (2)	315,000	315,000	-	-
COBRA Premium (3)	17,826	17,826	-	-
Value of Unvested Options (4)(6)	120,000	680,000	-	680,000
Total	872,826	1,432,826	-	680,000

Ms. Binion
Salary (1)	294,250	294,250	-	-
Bonus	-	-	-	-
COBRA Premium	-	-	-	-
Value of Unvested Options (5)(6)	-	113,333	-	-
Total	294,250	407,583	-	-

Ms. Roberts
Salary (1)	275,000	275,000	-	-
Bonus	-	-	-	-
COBRA Premium	-	-	-	-
Value of Unvested Options (5)(6)	-	113,333	-	-
Total	275,000	388,333	-	-

(1)	Reflects the executive’s base salary as of December, 31, 2011, which amount would be payable in installments over one year.

(2)	Reflects 100% of the executive’s 2011 target bonus as of December 31, 2011, payable at such time as the bonus would have been paid absent the executive’s termination of employment.

(3)	Represents an estimated value, based on 2011 rates, for payment of the employee-portion of any COBRA premiums for 12 months.

(4)	Pursuant to the executives’ employment agreements, if the executive’s date of termination occurs during the period beginning on December 31, 2011 and ending on December 30, 2012, 40% of the time-vesting options (30% of the options) granted on April 6, 2011 and July 1, 2011, will automatically become vested and exercisable. In addition, upon the occurrence of a change of control, all of the executives’ stock options automatically become vested and exercisable.

(5)	Pursuant to the executive’s stock option agreements, if the executive’s employment is terminated within the 12-month period immediately following a change of control, all of the executives’ stock options automatically become vested and exercisable.

(6)	For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2011 ($11.00) and the exercise price of the unvested option.

Mr. Bergen Henegouwen

As discussed above under “Executive Compensation—Compensation Discussion and Analysis,” Mr. Bergen Henegouwen’s employment terminated on January 1, 2012, and he is receiving a severance payments equal to $401,419, payable in installments over one year. Mr. Bergen Henegouwen will be paid in Euros; the dollar amount is based on the Euro to US Dollar exchange rate as of December 31, 2011(1.2949).

Mr. Holcombe

As discussed above under “Executive Compensation—Compensation Discussion and Analysis,” Mr. Holcombe retired from our Company effective July 1, 2011. In connection with his termination of employment, beginning on July 1, 2011, Mr. Holcombe received the following severance benefits pursuant to his employment agreement: (i) his current base salary, paid according to regular payroll practices through June 30, 2012, (ii) his 2011 target bonus of $454,750, payable at such time as it would have been payable if his employment had not been terminated, and (iii) payment of his COBRA premium for 12 months in the same percentage that we would have paid his health coverage premium if he continued as an active employee with the elected coverage. In addition, we entered into a consulting agreement with Mr. Holcombe, pursuant to which he has agreed to provide consulting services for a one-year period for a fee of $150,000.

2011 Director Compensation

Pre-Merger Non-Employee Directors.    As a result of the Merger, all of our non-employee directors serving as such prior to the Merger resigned from the Board on January 13, 2011. For their service in 2011, these directors were paid a pro rata amount of their cash compensation for the quarter. The pro rata amount was determined by dividing their quarterly payment by 90 to obtain a daily rate and multiplying the daily rate by 13. The quarterly payment was one fourth of the annual cash retainer for Board and Committee Service. The annual cash retainer for all non-employee directors, other than the Board Chairman, was $50,000. The annual cash retainer for the non-executive Board Chairman was $100,000. Non-employee directors serving as committee chairs also received annual cash retainers of $20,000 (Audit), $15,000 (Compensation) and $10,000 (Nominating and Corporate Governance) for chairing committees. Other non-employee directors serving on these committees received annual cash retainers of $10,000 (Audit), $7,500 (Compensation) and $5,000 (Nominating and Corporate Governance) for their service.

Post-Merger Independent Directors.  In 2011, each independent director serving after the Merger received an annual retainer of $60,000. The Chairman of the Audit Committee received an additional $15,000 and each non-Chair member of the Audit Committee and the Compensation Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of common stock of Holdings, In 2011, Mr. Ranelli made such an election with respect to $20,000 of his cash fees and accordingly, received 2,000 shares of common stock of Holdings. In addition, on April 6, 2011, each independent director received a one-time grant of 30,000 stock options of Holdings, which stock options have a $10.00 exercise price and vest in five equal annual installments beginning on the one-year anniversary of the date of grant.

The following table provides information about the compensation earned by members of the Board of Directors during 2011.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(2)	All Other Compensation (4)	Total ($)
Robert J. Marino	3,611		-	679,075	682,686
James B. Lipham	2,528		-	480,309	482,837
Jack Pearlstein	2,438		-	480,309	482,747
Timothy A. Samples	2,438		-	480,309	482,747
Jason Few	2,438		-	480,309	482,747
Robert J. Gerrard, Jr.	2,528		-	533,971	536,499
Fritz E. von Mering	2,438		-	536,631	539,069
Wendy J Murdock	1,986		-	318,049	320,035
James A. Attwood, Jr.	-		-	-	-
Tony G. Holcombe (1)	-		-	-	-
Kevin L. Beebe	67,500		170,256	-	237,756
Stephen C. Gray	75,000		170,256	-	245,256
Mark J. Johnson	-		-	-	-
Raymond A. Ranelli	75,000	(3)	170,256	-	245,256

(1)	Mr. Holcombe’s 2011 option awards are disclosed in the Option Awards column of the Summary Compensation Table. Mr. Holcombe’s director fees and the value of the acceleration of vesting of his stock and option awards in connection with the Merger are disclosed in the All Other Compensation column of the Summary Compensation Table.

(2)	Reflects the grant date fair value of option awards granted in 2011, determined in accordance with the accounting guidance for share-based compensation. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 7 to our audited financial statements for the fiscal year ended December 31, 2011. The number of stock options outstanding at December 31, 2011, for each of Messrs. Beebe, Gray, and Ranelli was 30,000, and for Mr. Holcombe, 50,000. None of the other directors held any options as of December 31, 2011. None of our directors held any stock awards as of December 31, 2011.

(3)	Mr. Ranelli was eligible to receive $75,000 in cash fees. He elected to receive $55,000 in cash fees and $20,000 in the form of shares of common stock of Holdings. Accordingly, he received 2,000 shares of common stock of Holdings.

(4)	The following table reflects the items that are included in the All Other Compensation column.

Name	Restricted Stock Acceleration ($)(a)	Stock Option Acceleration ($)(b)	Total ($)
Mr. Marino	411,804	267,271	679,075
Mr. Lipham	300,080	180,229	480,309
Mr. Pearlstein	300,080	180,229	480,309
Mr. Samples	300,080	180,229	480,309
Mr. Few	300,080	180,229	480,309
Mr. Gerrard, Jr.	293,880	240,091	533,971
Mr. von Mering	293,880	242,751	536,631
Ms. Murdock	161,820	156,229	318,049
Mr. Attwood	-	-	-
Mr. Holcombe (1)	-	-	-
Mr. Beebe	-	-	-
Mr. Gray	-	-	-
Mr. Johnson	-	-	-
Mr. Ranelli	-	-	-

(a)	Reflects the value of the acceleration of vesting of option awards in connection with the Merger, calculated based on the number of unvested option awards outstanding on January 13, 2011, the closing date of the Merger, multiplied by the difference between $31.00, the per share Merger consideration, and the applicable exercise price of the option award.
(b)	Reflects the value of the acceleration of vesting of stock awards in connection with the Merger, calculated based on the number of unvested stock awards outstanding on January 13, 2011, the closing date of the Merger, multiplied by $31.00, the per share Merger consideration.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Holdings Common Stock

We are a direct, wholly-owned subsidiary of Buccaneer Holdings, Inc., a Delaware corporation formed to acquire the equity of Syniverse Holdings, Inc. in connection with the Merger. All of the outstanding capital stock of Buccaneer Holdings, Inc. is owned by The Carlyle Group and certain of its affiliates and co-investors, except as discussed below.

The following table sets forth the number of shares of Holdings’ common stock beneficially owned as of February 29, 2012 by: (i) each shareholder who is known to own beneficially more than 5% of our common stock; (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table set forth above under Item 11, “Executive Compensation,” and (iv) the current directors and executive officers as a group:

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Funds Affiliated with The Carlyle Group(1)	120,000,000	98.5%

Directors
James A. Attwood, Jr.	—	*
Tony G. Holcombe	60,000	*
Kevin L. Beebe(2)	106,000	*
Stephen C. Gray(3)	16,000	*
Mark J. Johnson	—	*
Raymond A. Ranelli(4)	26,409	*

Named Executive Officers
Jeffrey S. Gordon(5)	233,333	*
David W. Hitchcock	160,000	*
Alfredo T. de Cárdenas	170,000	*
Laura E. Binion	26,667	*
Janet M. Roberts	41,667	*
All executive officers and directors as a group (13 persons)	876,742	*
Total	121,819,743
*	Less than 1%

(1)	Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P. and Syniverse Coinvestment, L.P.
(2)	Includes 6,000 shares subject to options held by Mr. Beebe that are exercisable within 60 days of February 29, 2012.
(3)	Includes 6,000 shares subject to options held by Mr. Gray that are exercisable within 60 days of February 29, 2012.
(4)	Includes 6,000 shares subject to options held by Mr. Ranelli that are exercisable within 60 days of February 29, 2012.
(5)	Mr. Gordon also serves as a director of the Company.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2011. However, the following table provides information as of December 31, 2011, about the securities of Holdings, our parent, that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	7,406,672	$10.00	1,549,995
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	7,406,672	$10.00	1,549,995

(1)	2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (“BHI Plan”).
(2)	Reflects options outstanding under the BHI Plan as of December 31, 2011. Excludes 335,000 shares purchased by certain members of management and the Board.
(3)	All of such shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Procedures for Review, Approval or Ratification of Related Person Transactions

The Company asks its directors to complete a questionnaire each year that is designed to determine, among other things, whether the director is involved in any related person transactions with the Company. In addition, as part of its overall controls process the Company requires each officer of the Company to complete a questionnaire each quarter which specifically asks the officers if they are aware of any related person transactions.

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

Consulting Agreement with Mr. Tony G. Holcombe

On June 15, 2011, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company during the time period beginning July 1, 2011 and ending June 30, 2012 and agreed to pay Mr. Holcombe $150,000 for these services in equal monthly increments.

Employment Agreements

See “Executive Compensation – Compensation Discussion and Analysis – Employment Agreements,” for a description of the employment agreements with our named executive officers.

Director Independence

Information on independence of our Board is included above under Item 10, “Directors, Executive Officers and Corporate Governance-Independence of Board Members.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit and other services rendered by our independent registered certified public accountants, Ernst & Young LLP, for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees (1)	$1,412,700	$1,319,252
Audit-related fees (2)	466,313	479,791
Tax fees (3)	170,000	408,396
All other (4)	32,237	5,875

Total fees	$2,081,250	$2,213,314

(1)	Audit fees include fees for our fiscal year-end audit, review of financial statements included in our Form 10-Q Quarterly Reports, services related to the Merger for 2011 and 2010 and also services related to the registration statement incurred in 2011 and services that are normally provided by the independent registered certified public accounting firm in connection with regulatory filings for those fiscal years.
(2)	Audit-related fees include fees for internal control attestation services.
(3)	Tax fees include fees for tax advice and tax planning services.
(4)	All other includes fees for the independent registered certified public accountants subscription-based research service in 2011 and 2010, an operations-based consulting analysis in 2011 and a continuing professional education course in 2010.

Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the Chief Financial Officer or a member of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountants in accordance with this pre-approval policy. During fiscal year 2011 and 2010, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Index to Financial Statements

Report of Independent Registered Certified Public Accounting Firm	78

Consolidated Balance Sheets	79

Consolidated Statements of Operations	80

Consolidated Statements of Changes in Stockholder Equity	81

Consolidated Statements of Cash Flows	82

Notes to Consolidated Financial Statements	83

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	124

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or notes thereto.

(b) See Exhibit Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2011 (Successor) and 2010 (Predecessor) and the related consolidated statements of operations, changes in stockholder equity and cash flows for the period January 13, 2011 to December 31, 2011 (Successor period), the period January 1, 2011 to January 12, 2011 and for each of the years ended December 31, 2010 and 2009 (Predecessor periods). Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2011 (Successor) and 2010 (Predecessor) and the consolidated results of its operations and its cash flows for the period January 13, 2011 to December 31, 2011 (Successor period), the period January 1, 2011 to January 12, 2011 and for each of the years ended December 31, 2010 and 2009 (Predecessor periods), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

March 7, 2012

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	Successor	Predecessor
	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$226,753	$219,456
Accounts receivable, net of allowances of $7,374 and $7,503, respectively	159,422	142,729
Deferred tax assets	9,103	6,774
Income taxes receivable	5,374	-
Prepaid and other current assets	26,917	19,223

Total current assets	427,569	388,182

Property and equipment, net	82,630	82,230
Capitalized software, net	208,683	65,056
Deferred costs, net	46,234	5,673
Goodwill	1,684,856	670,818
Identifiable intangibles, net	572,404	205,295
Other assets	8,366	3,572

Total assets	$3,030,742	$1,420,826

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$14,107	$10,132
Income taxes payable	-	1,394
Accrued liabilities	92,507	66,019
Deferred revenues	5,973	6,505
Current portion of capital lease obligation	117	135
Current portion of long term debt, net of original issue discount	9,800	3,355

Total current liabilities	122,504	87,540
Long-term liabilities:
Deferred tax and other tax liabilities	236,737	102,859
Long-term debt, net of current portion and original issue discount	1,469,075	496,226
Long-term capital lease obligation, net of current maturities	381	484
Other long-term liabilities	7,932	11,236

Total liabilities	1,836,629	698,345

Commitments and contingencies

Stockholder equity:
Preferred stock, Predecessor, $0.001 par value; 300,000 shares authorized; no shares issued	-	-
Common stock, Successor, $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2011; Predecessor, $0.001 par value; 100,300,000 shares authorized; 70,569,941 shares issued and 70,369,943 shares outstanding at December 31, 2010	-	70
Additional paid-in capital	1,208,365	506,625
Retained earnings (accumulated deficit)	(21,472)	243,774
Accumulated other comprehensive income (loss)	2,400	(28,048)
Common stock held in treasury, at cost; Successor, no shares as of December 31, 2011; and Predecessor, 199,998 as of December 31, 2010	-	(15)

Total Syniverse Holdings, Inc. stockholder equity	1,189,293	722,406
Noncontrolling interest	4,820	75

Total equity	1,194,113	722,481

Total liabilities and stockholder equity	$3,030,742	$1,420,826

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Successor	Predecessor
	Period from January 13 to December 31,	Period from January 1 to January 12,	Years Ended December 31,
	2011		2010	2009

Revenues	$745,978	$22,014	$650,199	$482,991

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	259,549	9,274	245,673	172,950
Sales and marketing	63,708	2,376	58,929	38,789
General and administrative	100,993	3,664	93,855	74,502
Depreciation and amortization	196,161	2,720	75,869	60,397
Restructuring and management termination benefits	6,207	-	1,962	2,583
Merger expenses	40,549	47,203	4,313	-

	667,167	65,237	480,601	349,221

Operating income (loss)	78,811	(43,223)	169,598	133,770
Other income (expense), net:
Interest income	583	-	99	323
Interest expense	(112,996)	(859)	(27,137)	(28,890)
Other, net	(2,993)	(349)	2,787	939

	(115,406)	(1,208)	(24,251)	(27,628)

Income (loss) before provision for (benefit from) income taxes	(36,595)	(44,431)	145,347	106,142
Provision for (benefit from) income taxes	(16,926)	(13,664)	52,728	40,465

Net income (loss)	(19,669)	(30,767)	92,619	65,677
Net income (loss) attributable to noncontrolling interest	1,803	(3)	(1,573)	(590)

Net income (loss) attributable to Syniverse Holdings, Inc	$(21,472)	$(30,764)	$94,192	$66,267

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY

(AMOUNTS IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Interest	Total
Predecessor Balance, December 31, 2008	68,456	$68	$471,524	$83,315	$(19,035)	$(30)	$-	$535,842
Net income (loss)		-	-	66,267	-	-	(590)	65,677
Other comprehensive income -
Foreign currency translation adjustment, net of tax benefit of $(1,478)		-	-	-	6,145	-	105	6,250
Actuarial gain on defined benefit pension plan, net of tax benefit of $(7)		-	-	-	(4)	-	-	(4)
Net change in fair value of interest rate swap, net of tax benefit of $(365)		-	-	-	689	-	-	689

Comprehensive income							(485)	72,612
Issuance of stock for stock options exercised	664	1	2,661	-	-	-	-	2,662
Stock-based compensation		-	7,939	-	-	-	-	7,939
Excess tax benefit from stock options exercised		-	684	-	-	-	-	684
Issuances of stock under employee stock purchase plan	97	-	932	-	-	-	-	932
Minimum tax withholding on restricted stock awards	(34)	-	(498)	-	-	-	-	(498)
Purchase of treasury stock	200	-	(15)	-	-	15	-	-
Capital contribution from noncontrolling interest in a joint venture		-	-	-	-	-	981	981

Predecessor Balance, December 31, 2009	69,383	$69	$483,227	$149,582	$(12,205)	$(15)	$496	$621,154
Net income (loss)		-	-	94,192	-	-	(1,573)	92,619
Other comprehensive income -
Foreign currency translation adjustment, net of tax benefit of $(2,380)		-	-	-	(16,709)	-	60	(16,649)
Actuarial gain on defined benefit pension plan, net of tax of $182		-	-	-	(277)	-	-	(277)
Net change in fair value of interest rate swap, net of tax benefit of $(728)		-	-	-	1,143	-	-	1,143

Comprehensive income							(1,513)	76,836
Issuance of stock for stock options exercised	864	1	7,438	-	-	-	-	7,439
Stock-based compensation		-	12,937	-	-	-	-	12,937
Excess tax benefit from stock options exercised		-	1,359	-	-	-	-	1,359
Issuances of stock under employee stock purchase plan	162	-	2,404	-	-	-	-	2,404
Minimum tax withholding on restricted stock awards	(39)	-	(740)	-	-	-	-	(740)
Capital contribution from noncontrolling interest in a joint venture	-	-	-	-	-	-	1,092	1,092

Predecessor Balance, December 31, 2010	70,370	$70	$506,625	$243,774	$(28,048)	$(15)	$75	$722,481
Net income (loss)		-	-	(30,764)	-	-	(3)	(30,767)
Other comprehensive income -
Foreign currency translation adjustment, net of tax of $0		-	-	-	(2,373)	-	7	(2,366)

Comprehensive income							4	(33,133)
Stock-based compensation		-	29,162	-	-	-	-	29,162
Excess tax benefit from stock options exercised		-	8,599	-	-	-	-	8,599
Minimum tax withholding on restricted stock awards	80	-	(619)	-	-	-	-	(619)

Predecessor Balance, January 12, 2011	70,450	$70	$543,767	$213,010	$(30,421)	$(15)	$79	$726,490
Purchase accounting adjustments	(70,450)	(70)	(543,767)	(213,010)	30,421	15	3,353	(723,058)
Successor

Capital contribution from Holdings	1	-	1,200,000	-	-	-	-	1,200,000
Net income (loss)		-	-	(21,472)	-	-	1,803	(19,669)
Other comprehensive income -
Foreign currency translation adjustment, net of tax of $98		-	-	-	2,901	-	(415)	2,486
Actuarial gain on defined benefit pension plan, net of tax of $193		-	-	-	(501)	-	-	(501)

Comprehensive income							1,388	(17,684)
Stock-based compensation		-	8,365	-	-	-	-	8,365

Successor Balance, December 31, 2011	1	$-	$1,208,365	$(21,472)	$2,400	$-	$4,820	$1,194,113

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Successor	Predecessor
	Period from January 13 to December 31	Period from January 1 to January 12	Years Ended December 31,
	2011		2010	2009
Cash flows from operating activities
Net income (loss)	$(19,669)	$(30,767)	$92,619	$65,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	196,161	2,720	75,869	60,397
Amortization of deferred debt issuance costs and original issue discount	7,447	56	1,715	1,728
Allowance for uncollectible accounts	1,436	46	1,446	644
Allowance for credit losses	14,777	164	15,494	8,753
Deferred income tax (benefit) expense	(30,563)	2,095	9,445	16,801
Excess tax benefit from stock-based compensation	-	8,599	1,359	684
Stock-based compensation	8,365	29,162	12,937	7,939
Other, net	3,702	31	(57)	82
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44,081)	11,650	(34,170)	(15,958)
Income tax receivable or payable	27,527	(34,313)	(137)	(8,239)
Prepaid and other current assets	(4,428)	(1,920)	(1,030)	1,147
Accounts payable	(7,105)	11,111	20,385	(1,073)
Accrued liabilities	18,593	14,167	(12,790)	3,422
Other assets and liabilities	(13,622)	(962)	(240)	369

Net cash provided by operating activities	158,540	11,839	182,845	142,373

Cash flows from investing activities
Capital expenditures	(55,734)	-	(57,529)	(37,654)
Acquisitions, net of acquired cash	(2,733,121)	-	(497)	(177,602)

Net cash used in investing activities	(2,788,855)	-	(58,026)	(215,256)

Cash flows from financing activities
Debt issuance costs paid	(56,600)	-	-	-
Borrowings under capital lease obligation	-	-	619	-
Payments on capital lease obligation	(116)	-	-	-
Principal payments on Term Note B, due 2014	-	-	(3,335)	(3,444)
Principal payments on Term Loan B, due 2017	(10,250)	-	-	-
Borrowings under Senior Credit Facility, net of discount	1,012,500	-	-	-
Proceeds from issuance of 9.125% senior unsecured notes	475,000	-	-	-
Carlyle contribution from Holdings	1,200,000	-	-	-
Issuances of stock under employee stock purchase plan	-	-	2,404	932
Issuances of stock for stock options exercised	-	-	7,439	2,662
Minimum tax withholding on restricted stock awards	-	(619)	(740)	(498)
Excess tax benefit from stock-based compensation	-	8,599	1,359	684
Capital contribution from noncontrolling interest in a joint venture	-	-	1,092	981

Net cash provided by financing activities	2,620,534	7,980	8,838	1,317

Effect of exchange rate changes on cash	(2,756)	15	(6,135)	(2,105)

Net increase (decrease) in cash	(12,537)	19,834	127,522	(73,671)
Cash at beginning of period	239,290	219,456	91,934	165,605

Cash at end of period	$226,753	$239,290	$219,456	$91,934

Supplemental cash flow information
Interest paid	$65,811	$-	$25,301	$26,790
Income taxes paid	6,362	71	38,700	29,182

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. Description of Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. Since 1987, including our time as part of our former parent company, we have served as one of the mobile telecommunication industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearing house, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to mobile subscribers, including wireless voice and data roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), number portability and wireless value-added services. We currently provide our services to over 750 telecommunications operators and to more than 150 enterprise customers in over 160 countries.

On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, among Syniverse Holdings, Inc. (“Syniverse, Inc.” or “the Company”), Buccaneer Holdings, Inc., a Delaware corporation (“Holdings”) formed by an affiliate of The Carlyle Group (“Carlyle”) and Buccaneer Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) formed solely for the purpose of entering into the merger, Merger Sub merged with and into Syniverse with Syniverse as the surviving corporation (also referred herein as the “Merger”). As a result of the Merger, Syniverse, Inc. became a wholly-owned subsidiary of Holdings. See Note 5 for more information regarding the Merger.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, Inc., all of its wholly owned subsidiaries and a variable interest entity (“VIE”) for which Syniverse Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion not owned by us of a consolidated joint venture. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

Merger Sub was determined to be the acquirer for accounting purposes and therefore, the Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. Periods prior to January 13, 2011 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods on and after January 13, 2011 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”). Certain Merger expenses and financing costs incurred prior to January 13, 2011 by Merger Sub are included in the Successor period. The only activity undertaken by Merger Sub prior to January 13, 2011 related to the financing and completion of the Merger. For accounting purposes, the purchase price allocation was applied on January 13, 2011.

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

•

Network services primarily consist of our intelligent network products such as Signaling System 7 (“SS7”) solutions, interstandard roaming solutions, Mobile Data Roaming (“MDR”), call setup and tear down, internet protocol (“IP”) platform solutions, Real-Time Intelligence (“RTI”) tools, database solutions and number portability services.

•

Signaling solutions provide a cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on GSM and Code Division Multiple Access (“CDMA”) Networks around the world. These services are primarily billed on per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

•

Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. Revenues for these services are based on the duration of use, number and size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. MDR services allow CDMA data devices to roam on other CDMA operator networks. MDR generates revenue based on the size of data/messaging records processed.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire. This service is based on a per-transaction fee.

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks. These services are primarily based on fixed monthly charges.

•

RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction. These services generate revenue mainly by transaction based fees.

•

Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing. These services are based on per-subscriber or per-transaction fees.

•

Number portability services allow subscribers to maintain their phone numbers when changing to a different mobile service provider. These services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations.

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

•

Roaming services primarily consist of roaming, data and financial clearing house services which principally generate revenues by charging per-transaction processing fees. For our wireless roaming clearing house and DataNet services, revenues are based on the number of records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearing house and settlement services, revenues are based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed.

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

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the period January 13, 2011 through December 31, 2011 and January 1 through January 12, 2011, we recorded research and development costs of $22,763 and $716, respectively. For the years ended December 31, 2010 and 2009, we recorded research and development costs of $18,899 and $18,146, respectively.

Stock-Based Compensation

We recognize stock-based payments in our consolidated statements of operations based on their grant-date fair values. We recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. Please refer to Note 7 for further discussion regarding stock-based compensation.

Cash

We consider all highly liquid investments with original maturities of three months or less to be cash. Cash consists primarily of various deposit accounts and are stated at cost, which approximates fair value.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $129,796 and $154,533 as of December 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount that we expect to collect on our gross customer trade receivables. We establish an allowance for estimated losses from the inability of our customers to pay as well as for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2011 and 2010, our allowance for uncollectible accounts was $2,765 and $2,553, respectively.

We maintain an allowance for credit losses based on our historical credit memo activity. In addition, we establish allowances for credit memos resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit losses are derived in large part from specific customer matters, our estimates have been consistent with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. As of December 31, 2011 and 2010, our allowance for credit losses was $4,609 and $4,950, respectively.

Property and Equipment, Net

Property and equipment consists primarily of computer hardware and network equipment, leasehold improvements and furniture and fixtures, which are recorded at cost and depreciated using the straight-line method over the estimated remaining lives. Leasehold improvements are depreciated over the shorter of the term of the lease or life of the asset.

The asset lives used are presented in the following table:

Average Lives (In Years)
Computers and Equipment	1 – 5
Furniture and fixtures	1 – 6
Leasehold improvements	2 – 15

When the depreciable assets are replaced, retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the respective accounts and any gains or losses on disposition are recognized in income. Repairs and maintenance costs are expensed as incurred.

Capitalized Software Costs

We capitalize the cost of internal-use software that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software is amortized using the straight-line method over a period of 1-7 years.

Goodwill and Indefinite-Lived Identifiable Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Indefinite-lived intangible assets are comprised of tradename and trademarks. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. Goodwill is tested for impairment of the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill impairment test.

Finite-Lived Identifiable Intangible Assets

Our finite-lived identifiable intangible assets include customer-related intangible assets such as customer relationships and customer contracts as well as a covenant not to compete associated with our acquisitions. Customer relationships are amortized based on the pattern of consumption of the expected benefits to be realized for Successor periods. The expected benefits are expected to be realized for these relationships over 5 to 10 years based on the underlying asset. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for the revenues, expenses and customer attrition. Customer-related intangible assets recorded in Predecessor periods were amortized on a straight-line basis over the estimated useful life. We amortize our covenant not to compete over the contractual useful live of 3 years using the straight-line method.

Impairment of Long-Lived Assets

We evaluate for impairment our depreciable and amortizable long-lived assets including property and equipment, capitalized software and amortizable identifiable intangible assets. We utilize the three-step approach for recognizing and measuring the impairment of assets to be held and used. That is, (1) we consider whether indicators of impairment are present; (2) if indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount; and (3) if less, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Fair value is estimated based on discounted future cash flows. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We believe our long-lived assets, including property and equipment, capitalized software and identifiable intangible assets were not impaired as of December 31, 2011 and 2010.

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

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying consolidated statements of operations.

Joint Venture Interests

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The activity of this joint venture is not significant to our overall operations. The assets of this joint venture are restricted, from the standpoint of Syniverse, Inc., in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse, Inc.

Fair Value of Financial Instruments

The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 16 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011.

Derivative Instruments and Hedging Activities

Derivative instruments are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. See Note 15 for more information on our interest rate swap.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in other, net in the consolidated statements of operations. For the periods January 13, 2011 through December 31, 2011, and January 1 through January 12, 2011, we recorded foreign currency transaction losses of $3,009 and $349, respectively. For the years ended December 31, 2010 and 2009, we recorded foreign currency transaction gains of $2,058 and $939, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of changes in our currency translation adjustment account, net of tax, changes in our minimum pension liability account, net of tax and changes in the fair value of our interest rate swap, net of tax. Accumulated other comprehensive income (loss) for the periods ended December 31, 2011, 2010 and 2009 is as follows:

	Foreign Currency Translation Gain (Loss)	Actuarial Gain on Defined Benefit Pension Plan	Net Change in Fair Value of Interest Rate Swap	Total
Predecessor Balance, December 31, 2008	$(17,450)	$247	$(1,832)	$(19,035)
Changes	6,145	(4)	689	6,830

Predecessor Balance, December 31, 2009	(11,305)	243	(1,143)	(12,205)
Changes	(16,709)	(277)	1,143	(15,843)

Predecessor Balance, December 31, 2010	(28,014)	(34)	-	(28,048)
Changes	(2,373)	-	-	(2,373)

Predecessor Balance, January 12, 2011	(30,387)	(34)	-	(30,421)
Purchase accounting adjustments	30,387	34	-	30,421
Successor

Changes	2,901	(501)	-	2,400

Successor Balance, December 31, 2011	$2,901	$(501)	$-	$2,400

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

Revenue for our service offerings for the period ended January 13 through December 31, 2011 and January 1 through January 12, 2011 and for the years ended December 31, 2010 and 2009, is shown in the following tables:

	Successor	Predecessor

	Period from January 13 to December 31,	Period from January 1 to January 12,	Year Ended December 31,

	2011		2010	2009

Network services	$318,666	$9,181	$254,118	$232,202
Messaging services	187,831	6,198	190,949	61,384
Roaming services	219,209	6,368	188,549	168,842
Other	20,272	267	16,583	20,563

Revenues	$745,978	$22,014	$650,199	$482,991

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Successor	Predecessor
	Period from January 13 to December 31,	Period from January 1 to January 12,	Year Ended December 31,

	2011		2010	2009

North America	$577,246	$17,184	$508,647	$351,378
Asia Pacific	59,028	1,295	43,263	39,392
Caribbean and Latin America	43,413	1,428	38,604	32,817
Europe, Middle East and Africa	62,397	1,997	54,883	54,101
Off-Network Database Queries (1)	3,894	110	4,802	5,303

Revenues	$745,978	$22,014	$650,199	$482,991

(i)	Off-Network Database Queries are not allocated to geographic regions.

For the period ended January 13 through December 31, 2011 and January 1 through January 12, 2011, we derived 72.0% and 80.5%, respectively, of our revenues from customers in the United States. For the year ended December 31, 2010 and 2009, we derived 71.9% and 68.7%, respectively, of our revenues from customers in the United States.

Long-lived assets representing property and equipment, net and capitalized software, net by geographic location were as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
United States	$279,931	$131,014
Asia Pacific	5,164	6,042
Caribbean and Latin America	293	35
Europe, Middle East and Africa	5,925	10,195

Total long-lived assets, net	$291,313	$147,286

Reclassifications

Certain prior year balances have been reclassified to conform to the 2011 presentations.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which is included in the ASC in Topic 805 (Business Combinations). ASU 2010-29 amends previous business combinations disclosure of revenue and earnings to reflect the business combination as though it occurred at the beginning of the comparable prior year annual reporting period. ASU 2010-29 is effective for business combinations entered into in fiscal years beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 (Comprehensive Income). ASU 2011-05 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement is effective for presentation of comprehensive income for fiscal years beginning January 1, 2012 and interim periods within those years and must be applied retrospectively. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

4. Acquisition of the Messaging Business of VeriSign, Inc.

On August 24, 2009, we entered into an acquisition agreement to acquire the messaging business of VeriSign, Inc. (VeriSign) for a purchase price of $175,000, subject to certain adjustments to reflect fluctuations in working capital. Under the acquisition agreement, we acquired the stock of VeriSign ICX Corporation and certain other assets associated with VeriSign’s Inter-Carrier Gateway, Premium Messaging Gateway, PictureMail Service and Mobile Enterprise Solutions businesses (collectively VM3 Business). On October 23, 2009, the purchase was completed for cash proceeds of $175,000 including final working capital adjustments of $497, which was paid subsequent to December 31, 2009. Through the acquisition of VM3, we expanded our Messaging operations to achieve the solution’s scale, reach and capabilities needed to provide our customers with service offerings to meet their subscribers’ growing need for Messaging services as well as expanded our customer base for these services to include customers with operations exceeding ten million subscribers.

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

	Amount	Estimated Useful Life at Acquisition
Accounts receivable	$29,123
Other current assets	1,976
Property and equipment	11,427	1 – 5 years
Capitalized software	18,400	5 –10 years
Customer relationships	45,300	2 – 9 years
Goodwill	81,305
Other assets	473

Total assets	$188,004
Accounts payable	7,765
Other accrued liabilities	294
Other liabilities	3,250
Deferred revenue	1,695

Total liabilities	$13,004

Total purchase price	$175,000

The customer relationships and capitalized software were valued using discounted future cash flows. The valuation considered historical financial results and expected and historical trends. The future cash flows for the customer relationships were discounted using a weighted-average cost of capital, which was based upon an analysis of the cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. The estimated useful lives of the customer relationships and software intangible assets were being amortized over their estimated useful lives using the straight-line method. The weighted-average amortization period for these customer relationships was 7.7 years.

The purchase price over the fair values assigned to the net assets has resulted in the recognition of $81,305 in goodwill. We expect that the majority of goodwill recorded will be deductible for tax purposes including periods subsequent to the Merger.

Since the acquisition was completed on October 23, 2009, VM3’s operating results have been included in our consolidated statements of operations since that date. Revenues and net income generated by VM3 since the acquisition date and included in our consolidated statements of operations were $33,160 and $5,632, respectively, for the year ended December 31, 2009. The unaudited pro forma results presented below include the effects of the VM3 acquisition as if it had been consummated beginning on January 1, 2008. Pro forma adjustments arise primarily due to the asset revaluations. Because the selected pro forma consolidated financial information is based upon VM3’s financial position and operating results during the period when VM3 was not under the control, influence or management of Syniverse, Inc., the selected pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2008:

Pro Forma for the Year Ended December 31, 2009
Revenues	$604,405
Net income	72,077

5. Carlyle Merger

On January 13, 2011, Carlyle completed its acquisition of Syniverse Holdings, Inc. for $31.00 per share of our common stock, or approximately $2,223,042 plus the assumption of $510,079 of debt and net of cash acquired of $239,290 for a total purchase price of approximately $2,493,831. The purchase price was funded through the net proceeds from a new $1,025,000 Senior Credit Facility, the issuance of $475,000 of 9.125% senior unsecured notes and a $1,200,000 cash equity contribution from Carlyle (collectively, the “Financing”).

In connection with the Merger, the following transactions occurred:

•	investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1,200,000;

•

Merger Sub, a wholly owned subsidiary of Holdings formed solely for the purpose of completing the Merger, issued $475,000 aggregate principal amount of 9.125% senior unsecured notes due 2019 and entered into senior secured credit facilities (our “Senior Credit Facility”) consisting of (1) a senior secured term loan facility of $1,025,000, which was issued with an original issue discount of $10,250 (our “new term loan facility”) and (2) a senior secured revolving credit facility with commitments of $150,000 (our “new revolving credit facility”), which was issued with an original issue discount of $2,250;

•	the merger of Merger Sub with and into Syniverse, Inc. with Syniverse, Inc. surviving such merger, became effective;

•

at the effective time of the Merger, each share of Syniverse, Inc.’s common stock issued and outstanding, including any shares to be issued upon the automatic exercise of any options outstanding under our 2006 Employee Stock Purchase Plan, immediately prior to the effective time of the Merger were automatically cancelled and converted into the right to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•

at the effective time of the Merger, each outstanding and unexercised option to purchase shares of Syniverse, Inc.’s common stock, whether or not then vested, were cancelled and entitled the holder thereof to receive a cash amount equal to the excess, if any, of $31.00 over the per-share exercise price of such option, without interest, less applicable withholding tax;

•

at the effective time of the Merger, each outstanding restricted stock award granted under Syniverse, Inc.’s equity plan became fully vested and the holder thereof was entitled to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•	the Company’s existing 7 3/4% senior subordinated notes due 2013 were satisfied and discharged and certain indebtedness of the Company’s was repaid, including its existing credit facilities;

•

approximately $158,284 of fees and expenses were incurred related to the foregoing, which included $4,313 of costs recorded in the fourth quarter of 2010, capitalized financing costs of $56,000, interest costs of $10,219 relating to the existing debt repayment and discharge and an unused bridge loan financing cost; and

•

at the effective time of the Merger, the Company entered into a consulting services agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. For the Successor period, we recorded $2,883 associated with the annual consulting fee within general and administrative expenses. In addition, for the Successor period we paid to Carlyle a one-time transaction fee and related expenses associated with the Transactions, of which $20,507 is recorded in Merger expenses and $11,042 was included in the capitalized financing costs noted above.

We refer to the Merger, the equity contribution to Holdings, the borrowings under our Senior Credit Facility, the issuance of the 9.125% senior unsecured notes and the other transactions described above as the “Transactions.”

The allocation of the purchase price to the fair market value of the tangible and intangible assets and liabilities of the Company is based, in part, on information obtained from third-party appraisals. The valuation studies necessary to determine the fair market value of the assets and liabilities to be acquired and the related allocations of purchase price are final. The final determination of fair values is based on the actual net tangible and intangible assets that existed as of the closing date of the Transactions. The excess of the purchase price over the fair value of the net assets and liabilities acquired resulted in goodwill. The goodwill resulting from this transaction is not deductible for tax purposes.

The following provides the allocation of the purchase price of the Merger:

Cash consideration	$2,733,121
Less: cash acquired	239,290

Total purchase price	$2,493,831

Allocated to:
Cash	$239,290
Accounts receivable	130,807
Prepaid and other current assets	39,473
Property and equipment	80,370
Capitalized software	233,203
Identifiable intangibles	691,181
Other assets	4,089
Accounts payable	(21,185)
Accrued payroll and related benefits	(30,874)
Deferred revenues	(8,585)
Other accrued liabilities	(42,792)
Deferred tax liabilities	(256,669)
Capital lease	(619)
Other long-term liabilities	(5,618)
Other	(374)
Noncontrolling interests	(3,432)

Net assets acquired	1,048,265

Allocation to goodwill	$1,684,856

The fair value of property and equipment acquired (as of the date of Merger) was as follows:

	Fair Value	Useful Life (years)
Computers and equipment	$54,937	1-5
Furniture and fixtures	954	1-6
Leasehold improvements	9,949	2-15
Construction in progress	14,530

Total property and equipment	$80,370

The fair value of capitalized software assets acquired (as of the date of Merger) was as follows:

	Fair Value	Useful Life (years)
Capitalized software	$27,803	1-3
Developed technology	205,400	3-7

Total capitalized software	$233,203

The fair value of identifiable intangible assets acquired (as of the date of Merger) was as follows:

	Fair Value	Amortization Period (years)
Finite-lived intangible assets:
Customer relationships	$608,500	5-10
Covenant not to compete	281	3
Indefinite-lived intangible assets:
Tradename and trademarks	82,400

Total intangible assets	$691,181

The following unaudited pro forma financial information presents a summary of our consolidated revenue and net income (loss) for the year ended December 31, assuming that the Merger had taken place on January 1, 2010:

	Years Ended December 31,
	2011	2010
	Pro Forma	Pro Forma
Revenues	$767,992	$ 650,199
Net income (loss)	1,882	(20,234)

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

6. Merger Expenses

Predecessor period merger expenses incurred in the period January 1, 2011 through January 12, 2011 consist of stock-based compensation of $29,162 related to the acceleration of the existing equity awards prior to the Merger, advisory costs of $15,690 and professional services costs including legal, tax and audit services of $2,351. Predecessor period merger expenses incurred in the year ended December 31, 2010 consist of professional services costs including legal, tax and audit services of $4,313. Successor period merger expenses consist of advisory costs of $35,023, of which a portion relates to the transaction fee and expenses paid to Carlyle, and legal, accounting and insurance costs of $5,526.

7. Stock-Based Compensation

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

The number of shares and exercise price per share is determined by the Compensation Committee (the “Committee”) of the Board of Directors of Holdings for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock of Holdings on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Holdings’ voting power may not be less than 110% of the fair market value on the date of grant. The exercise price of the option is set at the time of grant. Those eligible to participate in the BHI Plan are limited to employees, consultants and directors (including non-employee directors) of Holdings and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the BHI Plan need not be uniform and may be made selectively among eligible participants.

In accordance with the BHI Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. Employee stock option vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings based targets. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. As of December 31, 2011, there were 7,406,672 options outstanding under the BHI Plan.

Directors have the option to receive restricted shares in lieu of a portion of their director fee. During the year ended December 31, 2011, 2,000 restricted shares were issued in lieu of director fees and are fully vested. Restricted stock awards are issued and measured at market value on the date of grant.

The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair values of the restricted stock awards are recognized as compensation expense on the applicable date of grants. The fair value for options as of December 31, 2011 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.8%
Volatility factor	56.0%
Dividend yield	—
Weighted-average expected life of options (in years)	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Although we have a history of publicly traded stock, our common stock is currently 100% owned by Holdings. As such, we used the historical volatility for our Predecessor through the delist date (January 12, 2011). For the period subsequent to the delist date, we used the average historical volatility factor of comparable companies. We based our assumptions for the expected life of the options on our analysis of the historical exercise patterns of options under our Predecessor incentive plans.

The accounting guidance requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Forfeitures are estimated based on an average of our historical experience excluding certain option grants from the management team issued in a period of high turnover.

The following table summarizes information about our Successor stock option activity:

Stock Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 13, 2011	-	$-	$-
Granted	8,756,672	10.00
Exercised	-	-
Cancelled or expired	(1,350,000)	10.00

Outstanding at December 31, 2011	7,406,672	$10.00	$7,407

As of December 31, 2011, there was $33,579 of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation cost is approximately 4.1 years.

The impact to our income (loss) from operations of recording stock-based compensation under the BHI Plan for the period January 13, 2011 through December 31, 2011 is as follows:

Successor
Period from January 13 to December 31,
2011
Cost of operations	$699
Sales and marketing	3,740
General and administrative	3,926

Total stock-based compensation	$8,365

Tax benefit	$2,980

Options vested and exercisable, December 31,

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
2011	1,100,000	$10.00	9.29	$1,100

During the years ended December 31, 2011:

•	the weighted-average fair value per share of stock options granted to employees was $5.66; and

•	the total fair value of stock options that vested during the period was $6,226.

There was no stock-based compensation cost capitalized into assets for the period ended December 31, 2011.

A summary of our unvested shares activity is as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 13, 2011	-	$-
Granted	8,756,672	$5.66
Vested	(1,100,000)	$5.66
Forfeited	(1,350,000)	$5.68

Unvested at December 31, 2011	6,306,672	$5.66

Syniverse, Inc. Plans

Prior to the Transactions, Syniverse, Inc. employees and associates participated in the three stock-based compensation plans of Syniverse, Inc. (the “Syniverse Plans”). The Syniverse Plans were made up of the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse, Inc., the Directors’ Stock Option Plan, which provided for grants to independent directors, and the 2006 Amended and Restated Long-Term Equity Incentive Plan, which provided compensation to non-employee directors, executives and other key employees of Syniverse, Inc. through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards or any combination of the foregoing, collectively known as the “Syniverse Plans”. The options outstanding under the Founder’s Stock Option Plan and the Director’s Stock Option Plan vested 20% the first year and 5% each quarter thereafter while all other options vested at 33 1/3% per year. Restricted stock awards issued prior to the Amended and Restated 2006 Plan vested 20% per year. Restricted stock awards issued subsequent to the Amended and Restated 2006 Plan vested 33  1/3% per year for those issued to directors and three-year cliff vested for all other issuances. All options issued under the plans were presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option had an exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options.

All outstanding Syniverse, Inc. options, restricted stock awards and restricted stock unit awards granted prior to January 13, 2011 vested upon the closing of the Transactions, which included 2,868,722 stock options, 801,994 service-based restricted stock and restricted stock unit awards, of which 20,000 shares vested in 2011 prior to the Transactions and 286,160 performance-based restricted stock awards. As a result of the accelerated vesting, the Company recognized a charge of $29,162, which is included in merger expenses, in the period from January 1, 2011 to January 12, 2011. From the date of the definitive agreement for the Merger, there were no new grants or awards under any of the Plans. The Plans were terminated effective January 13, 2011.

Syniverse, Inc. maintained an Employee Stock Purchase Plan (“ESPP”) in which all employees, including Directors who were employees and all employees of any subsidiary, could participate prior to the Transactions. The ESPP allowed Syniverse, Inc. employees, including Directors to purchase up to 1,250,000 shares of Syniverse Inc.’s common stock, of which 401,578 shares were purchased from inception of the plan to the termination of the plan. The purchase price of shares under the ESPP was equal to 85% of the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever was lower. The ESPP was terminated on November 30, 2010.

The impact to our income (loss) from operations of recording stock-based compensation under the Syniverse Plans for the period January 1 through January 12, 2011, and for the year ended December 31, 2010 and 2009 is as follows:

	Predecessor
	Period from January 1 to January 12,	Year ended December 31,	Year ended December 31,

	2011	2010	2009
Cost of operations	$-	$593	$319
Sales and marketing	-	4,668	1,882
General and administrative	-	7,676	5,738
Merger expenses	29,162	-	-

Total stock-based compensation	$29,162	$12,937	$7,939

Tax benefit	$7,664	$4,693	$3,027

We incurred $8,599 in excess tax benefit relating to the accelerated vesting of stock options under the Syniverse Plans for the period January 1 through January 12, 2011.

Options

The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate	1.9%	2.2%
Volatility factor	55.0	50.0
Dividend yield	—	—
Weighted average expected life of options (in years)	5	5

The following table summarizes information about our Predecessor stock option activity:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,480,977	$14.71	7.68	$7,263
Granted	998,170	$19.71
Exercised	(534,868)	$13.90
Cancelled or expired	(75,557)	$15.90

Outstanding at December 31, 2010	2,868,722	$16.57	6.66	$40,965

Options vested and exercisable, December 31,

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
2009	809,734	$14.70	6.79	$2,376
2010	1,025,531	$15.08	6.33	$16,175

During the years ended December 31, 2010 and 2009:

•	the weighted-average fair value per share of stock options granted to employees was $9.41 and $6.47, respectively;

•	the total intrinsic value of stock options exercised was $4,428 and $825, respectively; and

•	the total fair value of stock options that vested during the periods was $4,456 and $2,963, respectively.

The amount of cash received from the exercise of stock options was $7,439 and $2,662 for the years ended December 31, 2010 and 2009, respectively. Tax benefits of $1,359 and $684 were realized from the exercise of those options for the years ended December 31, 2010 and 2009, respectively. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets for the years ended December 31, 2010 and 2009, respectively.

A summary of our unvested shares activity is as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	1,671,243	$6.10
Granted	998,170	$9.41
Vested	(753,601)	$5.91
Forfeited	(72,609)	$7.22

Unvested at December 31, 2010	1,843,203	$7.93

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of service based restricted stock is based solely on time vesting. Vesting of performance-based restricted stock is based on time vesting as well as the achievement of certain financial metrics.

Changes in our service based restricted stock were as follows:

	Shares	Weighted- Average Grant-Date Fair Value

Restricted Stock
Unvested at December 31, 2009	802,550	$16.24
Granted	238,690	$18.30
Vested	(158,716)	$15.11
Forfeited	(60,530)	$16.81

Unvested at December 31, 2010	821,994	$17.02

Activity related to our performance-based restricted stock was as follows:

Performance-Based Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	133,590	$17.50
Granted	155,470	$15.93
Vested	—	$—
Forfeited	(2,900)	$16.76

Unvested at December 31, 2010	286,160	$16.65

During the years ended December 31, 2010 and 2009:

•	the weighted-average fair value per share of restricted stock granted to employees was $18.30 and $17.24, respectively;

•	the total intrinsic value of restricted stock vested during the periods was $3,247 and $2,342, respectively; and

•	the total fair value of restricted stock vested during the periods was $2,398 and $2,433, respectively.

8. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. Two customers represented more than 10% of accounts receivable for the year ended December 31, 2011. Two customers represented more than 10% of accounts receivable for the year ended December 31, 2010. Our cash is placed with high credit quality financial institutions.

For the periods ended January 13 through December 31, 2011 and January 1 through January 12, 2011, sales to Verizon Wireless were 22.8% and 21.6%, respectively, and for the years ended December 31, 2010 and 2009, sales to Verizon Wireless were 19.5% and 21.0%, respectively, of revenues. For the periods ended January 13 through December 31, 2011 and January 1 through January 12, 2011, sales to Sprint Nextel were 15.7% and 17.6% and for the years ended December 31, 2010 and 2009, sales to Sprint Nextel, were 17.4% and 9.7%, respectively, of revenues. No other customer represented more than 10% of revenues for the periods ended January 13 through December 31, 2011 and January 1 through January 12, 2011 and for the years ended December 31, 2010 and 2009, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

9. Property and Equipment

Property and equipment, net, consists of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010

Computers and Equipment	$91,419	$108,817
Computer equipment under capital lease	533	542
Furniture and fixtures	1,956	2,092
Leasehold improvements	10,530	12,608
Construction in progress	5,219	15,417

	109,657	139,476
Accumulated depreciation	(27,027)	(57,246)

Total	$82,630	$82,230

Depreciation expense related to property and equipment is included in depreciation and amortization in the accompanying consolidated statements of operations and was $27,600 and $900 for the period January 13, 2011 through December 31, 2011, and the period from January 1 through January 12, 2011, respectively. Depreciation expense was $23,557 and $17,482 for the years ended December 31, 2010 and 2009, respectively.

10. Capitalized Software

Capitalized software, net, consists of the following:

	Successor	Predecessor
	December 31,	December 31,
	2011	2010
Capitalized Software	$258,645	$162,870
Accumulated amortization	(49,962)	(97,814)

Total	$208,683	$65,056

Amortization expense related to capitalized software is included in depreciation and amortization in the accompanying consolidated statements of operations and was $49,780 and $907 for the period January 13, 2011 through December 31, 2011, and the period from January 1 through January 12, 2011, respectively. Amortization expense was $25,781 and $22,445 for the years ended December 31, 2010 and 2009, respectively.

11. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consists of the following:

	Successor			Predecessor
	December 31, 2011			December 31, 2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net book value	amount	amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$608,505	$(118,680)	$489,825	$338,695	$(133,681)	$205,014
Customer contracts	-	-	-	520	(520)	-
Covenant not to compete	282	(103)	179	400	(119)	281

	608,787	(118,783)	490,004	339,615	(134,320)	205,295
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	-	82,400	-	-	-

Total intangible assets	$691,187	$(118,783)	$572,404	$339,615	$(134,320)	$205,295

Customer relationships recorded in conjunction with the Merger in the Successor period are amortized based on the pattern of consumption of the expected benefits to be realized. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for the revenues, expenses and customer attrition. The weighted-average amortization period for customer relationships is 9.7 years. The covenant not to compete recorded in the Successor period is amortized over its estimated useful life and the weighted-average amortization period is 3 years. The weighted-average amortization period for finite-lived intangible assets is 9.7 years.

Customer relationships and the covenant not to compete recorded at December 31, 2010 were amortized over their estimated useful lives and their weighted-average amortization periods were 12 and 4 years, respectively. Customer contracts recorded at December 31, 2010 were amortized over their contractual lives with a 5 year weighted-average amortization period.

Amortization expense of identifiable intangible assets was $118,781 and $913 for the period January 13, 2011 through December 31, 2011, and the period from January 1 through January 12, 2011, respectively, which is included in depreciation and amortization expense. Amortization expense of intangible assets was $26,531 and $20,470 for the year ended December 31, 2010 and 2009, respectively and is included in depreciation and amortization in the accompanying consolidated statements of operations.

The estimated amortization expense of intangible assets as of December 31, 2011 for the next five years is as follows:

Year ended December 31, 2012	$95,307
Year ended December 31, 2013	92,510
Year ended December 31, 2014	81,475
Year ended December 31, 2015	54,492
Year ended December 31, 2016	50,584

Estimated amortization expense for intangible assets denominated in currencies other than the United States dollar is based on foreign exchange rates as of December 31, 2011.

The following table discloses the changes in the carrying amount of goodwill for the periods ended December 31, 2011 and 2010:

Predecessor Balance, at December 31, 2009	$685,710

Effect of foreign currency translation	(14,892)

Predecessor Balance, at December 31, 2010	670,818

Effect of foreign currency translation	(2,681)

Predecessor Balance, at January 12, 2011	668,137

Elimination of Predecessor goodwill	(668,137)

Successor

Merger goodwill	1,684,856

Successor Balance, at December 31, 2011	$1,684,856

12. Detail of Accrued Liabilities

Accrued liabilities consist of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Accrued payroll and related benefits	$37,190	$27,852
Accrued interest	31,831	5,150
Accrued network payables	7,052	5,827
Accrued revenue share expenses	1,799	7,601
Other accrued liabilities	14,635	19,589

Total accrued liabilities	$92,507	$66,019

13. Leasing Arrangements

We lease certain facilities and equipment for use in our operations. We record operating lease expenses on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases amounted to $12,907 and $502 for the period January 13 through December 31, 2011 and January 1 through January 12, 2011, respectively, and $11,637 and $9,363 for the years ended December 31, 2010 and 2009, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2017 at our option.

Lease Line of Credit

Effective October 4, 2010, we entered into a lease line of credit for $2,000. Under this line of credit we are allowed to draw down for purchases of equipment with the leasing terms determined at the time of draw based on the type of equipment specified. The lease line of credit expired on October 5, 2011.

As of December 31, 2011, the aggregate future minimum lease commitments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year ended December 31, 2012	$135	$8,064
Year ended December 31, 2013	135	7,134
Year ended December 31, 2014	135	6,044
Year ended December 31, 2015	133	3,822
Year ended December 31, 2016	-	2,929
Thereafter	-	642

Total future minimum lease payouts	538	$28,635

Less: amount representing interest	40

Present value of net minimum lease payments	498
Less: current portion (net of interest of $17)	117

Long-term obligations under capital leases at December 31, 2011 (net of interest of $23)	$381

14. Debt and Credit Facilities

The following are the amounts outstanding at December 31, 2011 and 2010:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Senior credit facilities:
Term Loan B, due 2017	$1,014,750	$-
$150 million revolving credit facility	-	-
USD denominated Term Note B, due 2014	-	208,844
EUR denominated Term Note B, due 2014	-	115,737
Original issue discount	(10,875)	-
Notes:
9.125% senior unsecured notes, due 2019	475,000	-
7 3/4% senior subordinated notes, due 2013	-	175,000

Total debt	1,478,875	499,581
Less: current portion
Current portion	(10,250)	(3,355)
Original issue discount, current portion	450	-

Long-term debt	$1,469,075	$496,226

Maturities of long-term debt for the years succeeding December 31, 2011 are as follows:

Year ended December 31, 2012	$10,250
Year ended December 31, 2013	10,250
Year ended December 31, 2014	10,250
Year ended December 31, 2015	10,250
Year ended December 31, 2016	10,250
Thereafter	1,438,500

$1,489,750

We incurred debt issuance costs of $36,164 associated with our Senior Credit Facility and $20,436 associated with our 9.125% senior unsecured notes in connection with the Merger and subsequent registration statement process. We amortize these costs to interest expense using the effective interest method over the term of the debt. We also recorded the upfront fees paid related to our Senior Credit Facility as an original issue discount. The discount is amortized over the term of the debt to interest expense using the effective interest method. Amortization expense for the period January 13, 2011 through December 31, 2011, and the period January 1 through January 12, 2011, for debt issuance costs and original issue discount was $7,447 and $56, respectively. Amortization expense for the years ended December 31, 2010 and 2009 for debt issuance costs was $1,715 and $1,728, respectively. The deferred debt issuance costs are included in the consolidated balance sheets as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Prepaid and other current assets	$4,543	$-
Deferred costs, net	46,234	5,673

Total	$50,777	$5,673

Senior Credit Facility

On December 21, 2010, we entered into our Senior Credit Facility consisting of a $150,000 revolving credit facility and a $1,025,000 Term Loan B, and on January 13, 2011, our Senior Credit Facility became effective. The Senior Credit Facility was used to fund, in part, the Transactions. The Company received net proceeds of $1,012,500 after payment of upfront fees of $12,500 to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We have recorded an original issue discount of $12,500 of which $10,250 is associated with the Term Loan B and $2,250 is associated with the revolver. The revolving portion of our Senior Credit Facility was undrawn at December 31, 2011. We had $148,143 of unused commitments under this facility, including an outstanding Euro letter of credit of $1,857 at December 31, 2011, which is considered a reduction against this facility under the credit agreement.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.50% or a base rate floor of 2.50%, as applicable. The applicable margin for the term loan and revolving loans under our Senior Credit Facility is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment based on a total net leverage ratio test.

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

We may voluntarily prepay loans or reduce commitments under our Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that certain refinancings of our new term loan facility within one year after the closing date of our Senior Credit Facility will be subject to a prepayment premium of 1.0% of the principal amount prepaid.

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

Our obligations under our Senior Credit Facility are guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (in each case subject to certain exceptions). Our subsidiaries that guarantee our Senior Credit Facility also guarantee the notes. The subsidiary guarantors of our Senior Credit Facility and the notes are Syniverse Technologies, Inc., which became Syniverse Technologies, LLC in February 2012, Syniverse ICX Corporation and The Rapid Roaming Company.

Our Senior Credit Facility contain customary negative covenants, including, but not limited to, our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our fiscal year. Our Senior Credit Facility require the maintenance of a minimum cash interest coverage ratio and a maximum total net leverage ratio, tested, in each case, on a quarterly basis.

Our Senior Credit Facility contain customary affirmative covenants, including, but not limited to, delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, maintenance of books and records, access to properties and records for inspection by administrative agent and, during the continuance of any event of default, the lenders, compliance with applicable laws and regulations, including environmental laws, further assurances and provision of additional collateral and guarantees.

As of December 31, 2011, the applicable interest rate was 5.25% on the term loan and revolving credit facility based on the Eurodollar option.

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475,000 senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes will be paid on January 15 and July 15 of each year, commencing July 15, 2011.

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

In addition, at any time prior to January 15, 2015, we may redeem the notes at our option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Applicable Premium, with respect to any note on any applicable redemption date, is defined as the greater of 1.0% of the then outstanding principal amount of the note; and the excess of the present value at such redemption date of (i) the redemption price of the note at January 15, 2015 plus (ii) all required interest payments due on the note through January 15, 2015 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the then outstanding principal amount of the note.

The notes are guaranteed on a senior basis by our current and future wholly owned domestic subsidiaries that are guarantors of our Senior Credit Facility and rank equally with our senior debt and that of the guarantors. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the Indenture, and any subsidiary so designated will not be a guarantor of the notes.

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

Predecessor Indebtedness

Prior to the Merger, we had a U.S. dollar denominated Term Note B due 2014, a Euro denominated Term Note B due 2014 and $175,000 senior subordinated notes due 2013 bearing interest at 7  3/4%. As of December 31, 2010 and 2009, we had $324,581 ($208,844 in U.S. dollar denominated term loans and $115,737 in Euro-denominated term loans) and $337,464 ($211,002 in U.S. dollar denominated term loans and $126,462 in Euro-denominated term loans), respectively, of outstanding indebtedness under the term loans. As of December 31, 2010, the applicable interest rate was 2.76% on the term loan and revolving credit line based on the LIBOR option and 3.22% on the Euro-denominated term loan and Euro-denominated credit line based on the EURIBOR option. As of

December 31, 2010 and 2009, our revolving credit line and Euro-denominated credit line were undrawn. All Predecessor debt was satisfied and discharged and certain indebtedness of the Company was repaid, including its existing credit facilities in conjunction with the Merger.

15. Derivative Instruments and Hedging Activities

On October 6, 2008, we entered into an interest rate swap agreement with a notional amount of $100,000. The purpose of this transaction was to provide a hedge against the effects of changes in interest rates on our U.S.-denominated term note B under our previously existing senior credit facility which carried a variable interest rate. The hedge effectively swapped variable rate interest expense based on 1-month LIBOR to a fixed rate interest expense thereby reducing our exposure to interest rate fluctuations. Under the terms of the interest rate swap, we paid a fixed rate of 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin and received payments from our counterparty based on the 1-month LIBOR over the life of the agreement without an exchange of the underlying principal amount. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. The effective date of the swap was October 31, 2008 and the maturity date was October 31, 2010.

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

The interest rate swap agreement matured on October 31, 2010 and a new interest rate swap agreement was not entered, accordingly there was no fair value as of December 31, 2010. There was no ineffective portion of the swap during the years ended December 31, 2010 and 2009.

Net Investment Hedge of a Foreign Operation

We had designated our previous Euro-denominated debt (Predecessor) described in Note 14 as a net investment hedge of certain foreign operations. For the Predecessor period from January 1, 2011 through January 12, 2011 and the years ended December 31, 2010 and 2009, we recorded losses of $2,026, $9,399 and $2,139, respectively, related to the revaluation of the debt from Euros to U.S. dollars as a component of accumulated other comprehensive loss. In conjunction with the Merger, our Euro denominated debt was repaid and discharged.

16. Fair Value of Financial Instruments

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the periods ended December 31, 2011 and 2010.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts and fair values of our long-term debt as of December 31, 2011 and 2010 are as follows:

	Successor		Predecessor
	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan B, due 2017	$1,014,750	$1,016,018	$—	$—
9.125% senior unsecured notes, due 2019	475,000	503,500	—	—
Term Note B, due 2014	—	—	324,581	324,581
7 3/4% senior subordinated notes, due 2013	—	—	175,000	178,500

The fair values of the Term Loan B due 2017 and the 9.125% senior unsecured notes due 2019 are based upon quoted market prices in inactive markets for similar instruments (Level 2).

The fair value of the 7 3/4% senior subordinated notes due 2013 is based upon quoted market prices in inactive markets for similar instruments (Level 2). The fair value of the Term Note B is based upon quoted market prices in inactive markets for similar instruments (Level 2).

17. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2011, we have considered all of the claims and disputes of which we are aware and have provided for probable losses.

18. Restructuring and Management Termination Benefits

In December 2009, we completed a restructuring plan to reduce our workforce in Asia Pacific to better align our operating costs to the economic environment and eliminated certain redundant positions in Europe and North America. As a result of this plan, we incurred severance related costs of $2,583.

For the year ended December 31, 2009, we had the following activity in our restructuring accruals:

	Predecessor
	December 31, 2008 Balance	Additions	Payments	Reductions	December 31, 2009 Balance
December 2009 Restructuring Termination costs	$-	$2,583	$(538)	$-	$2,045

Total	$-	$2,583	$(538)	$-	$2,045

In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $1,962 during the year ended December 31, 2010. In 2011, we made additions to this plan of $334 for supplemental charges related to certain employee terminations. Through December 31, 2011, we have paid $1,960 related to this plan.

For the year ended December 31, 2010, we had the following activity in our restructuring accruals:

	Predecessor
	December 31, 2009 Balance	Additions	Payments	Reductions	December 31, 2010 Balance
December 2009 Restructuring Termination costs	$2,045	$-	$ (2,045)	$-	$-
December 2010 Restructuring Termination costs	-	1,962	-	-	1,962

Total	$2,045	$1,962	$ (2,045)	$-	$1,962

For the period January 1 through January 12, 2011, we had the following activity in our restructuring accruals:

	Predecessor
	December 31, 2010 Balance	Additions	Payments	Reductions	January 12, 2011 Balance
December 2010 Restructuring Termination costs	$1,962	$-	$ (56)	$-	$1,906

Total	$1,962	$-	$ (56)	$-	$1,906

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1,303 and have paid $688 related to this plan through December 31, 2011.

In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company. In conjunction with his retirement, we have incurred employee termination benefits of $1,067 for year ended December 31, 2011 which are included within restructuring and management termination benefits expense.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3,503 and have paid $542 related to this plan through December 31, 2011.

We expect to pay the remainder of the benefits outstanding under each of these plans by June 30, 2013.

	Successor
	January 13, 2011 Balance	Additions	Payments	Reductions	December 31, 2011 Balance
December 2010 Restructuring Termination costs	$1,906	$334	$(1,904)	$-	$336
June 2011 Restructuring Termination costs	-	1,303	(688)	-	615
December 2011 Restructuring Termination costs	-	3,503	(542)	-	2,961

Total	$1,906	$5,140	$(3,134)	$-	$3,912

19. Employee Benefits

Savings Plans of Syniverse, Inc.

In 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. Contributions made to the 401(k) plan were $3,966 and $210 for the period January 13 through December 31, 2011 and January 1 through January 12, 2011, respectively, and $3,690 and $2,804 for the years ended December 31, 2010 and 2009, respectively.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation. The plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $6,693 and $5,430 as of December 31, 2011 and 2010, respectively, which are included in other long-term liabilities on the consolidated balance sheet.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2011 and 2010, were as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Discount rate	5.0%	5.5%
Average compensation increase (salaried employees only)	3.0%	3.0%

The following table provides a reconciliation of benefit obligation, plan assets, and funded status of the plan as of December 31, 2011 and 2010:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Projected benefit obligation	$6,693	$5,430
Plan assets at fair value	-	-

Net liability in other long-term liabilities	$6,693	$5,430

The following table provides a reconciliation of the change in the benefit obligation for year ended December 31, 2011 and 2010:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Benefit obligation at beginning of year	$5,430	$4,872
Service cost	233	205
Interest cost	291	270
Actuarial (gain) or loss	694	460
Benefits paid	(8)	(8)
Effect of currency translation	53	(369)

Balance at end of year	$6,693	$5,430

Net benefit cost recognized in the statement of operations for the years ended December 31, 2011, 2010 and 2009 included the following components:

	Successor	Predecessor
	December 31,	December 31,
	2011	2010	2009

Service cost on benefits earned during the year	$233	$205	$206
Interest cost on projected benefit obligation	291	270	256

Net benefit expense	$524	$475	$462

We estimate benefit payments for each of the next five years and in aggregate for the five years thereafter as follows:

2012	$15
2013	35
2014	49
2015	76
2016	133
2017 – 2021	1,391

20. Income Taxes

The components of income tax expense (benefit) are as follows:

	Successor	Predecessor
	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2011		2010	2009
Current:
Federal	$6,022	$(18,706)	$38,507	$17,867
Foreign	5,943	35	2,899	5,477
State and local	1,672	2.096	7,107	1,771

	13,637	(16,575)	48,513	25,115

Deferred
Federal	(22,857)	7,035	10,627	14,380
Foreign	722	(346)	(4,777)	(1,221)
State and local	(8,428)	(3,778)	(1,635)	2,191

	(30,563)	2,911	4,215	15,350

Provision for (benefit from) income taxes	$(16,926)	$(13,664)	$52,728	$40,465

The income tax expense differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax income from operations as follows:

	Successor	Predecessor
	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2011		2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	8.4	4.1	4.5	3.7
Impact of foreign tax rates	5.3	(3.3)	(1.1)	(0.2)
Foreign withholding	(2.8)	(0.1)	-	-
Acquisition-related costs	(7.6)	(2.4)	0.5	-
Other permanent items	(2.5)	-	(0.1)	(3.2)
Tax credits	2.1	-	(0.5)	(1.1)
Changes to uncertain tax positions	(7.2)	(2.4)	(0.3)	1.7
Changes in valuation of deferred tax liabilities	27.0	-	0.8	-
Change in valuation allowance	(5.6)	(0.1)	(1.5)	2.9
Expiration of net operating losses (“NOL’s”)	(7.1)	-	-	-
Other, net	1.3	-	(1.0)	(0.7)

	46.3%	30.8%	36.3%	38.1%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $17,035 at December 31, 2011, $12,304 at December 31, 2010 and $10,615 at December 31, 2009. Uncertain tax positions are included in long-term deferred tax and other tax liabilities on the consolidated balance sheets. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Successor	Predecessor
	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2011		2010	2009
Balance at beginning of period	$15,900	$12,304	$10,615	$9,079
Additions based on tax positions related to the current year	2,442	3,571	457	111
Additions for tax positions of prior years	1,453	25	3,486	2,812
Reductions for tax positions of prior years	(738)	-	-	-
Reductions for tax positions effectively settled	-	-	(2,254)	-
Reductions for lapse of statute of limitations	(2,022)	-	-	(1,387)

Balance at December 31	$17,035	$15,900	$12,304	$10,615

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Cumulative accrued interest and penalties were $730 and $1,407 for the periods ended December 31 and January 12, 2011, respectively, and $1,407 and $261 for the periods ended December 31, 2010 and 2009, respectively. Period accrued interest and penalties were a benefit of $703 and $0 for the period January 13 through December 31, 2011 and January 1 through January 12, 2011, respectively, and expense of $1,146 and $248 for the years ended December 31, 2010 and 2009, respectively.

Tax years 2000 through 2011 are subject to examination by the federal and state taxing authorities. There are no material federal and state income tax examinations currently in process. In our international tax jurisdictions, tax years 2005 and subsequent years remain open in all of our major international tax jurisdictions.

We intend to directly re-invest income from all of our foreign subsidiaries. The aggregate undistributed earnings of our foreign subsidiaries for which no U.S. deferred tax liabilities have been recorded and the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable to determine.

The components of pretax income from operations are as follows:

	Successor	Predecessor
	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,

	2011	2011	2010	2009
United States	$(58,718)	$(39,204)	$139,862	$94,807
Foreign	22,123	(5,227)	5,485	11,335

	$(36,595)	$(44,431)	$145,347	$106,142

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

	Successor		Predecessor
	December 31, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
Deferred Tax Liabilities:
Intangibles	$-	$(163,905)	$-	$(96,383)
Property & equipment	-	(74,454)	-	(8,077)
Foreign currency translation	-	(300)	-	(4,844)

Total Deferred Tax Liabilities	-	(238,659)	-	(109,304)

Deferred Tax Assets:
Employee benefit accruals	8,910	3,148	4,926	6,712
Accrued expenses	433	-	1,394	-
Deferrals	-	217	-	908
Interest	-	1,565	-	2,290
Net operating loss carryforwards	-	20,027	-	19,060
Other, net	1,034	6,229	514	3,311

	10,377	31,186	6,834	32,281
Less: Valuation allowance	(1,274)	(12,959)	(60)	(13,404)

Total Deferred Tax Assets	9,103	18,227	6,774	18,877

Net Deferred Tax Asset (Liability)	$9,103	$(220,432)	$6,774	$(90,427)

The activity in deferred tax assets during 2011 includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $291 to decrease the deferred tax liability on accumulated other comprehensive income (loss). These items did not impact deferred income tax expense for the periods ended December 31, 2011, 2010, and 2009.

Our deferred tax assets include net accumulated foreign net operating losses (NOL’s) of $12,626 and net accumulated state NOL’s of $8,786. The foreign NOL’s remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOL’s in specific jurisdictions will expire if not utilized between tax years 2012 and 2031. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign and state NOL’s. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $14,233 at December 31, 2011 and $13,464 at December 31, 2010. The change is mainly related to recognition of current period net operating losses and partial reductions to existing valuation allowances.

Certain intangible assets and goodwill arising from our prior acquisition activities have tax deductible basis. However, these assets have been subsequently recorded at fair value in the current period in accordance with the applicable accounting guidance for business combinations as it relates to the Merger. We believe the tax benefits for these historical assets will continue in future periods and are included in our deferred tax liabilities.

Beginning January 13, 2011, Holdings files consolidated federal income tax returns, which include Syniverse, Inc. Our financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods in accordance with the applicable income tax accounting guidance, as if Syniverse, Inc. were a separate taxpayer.

21. Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the year ended December 31, 2011.

	Predecessor	Successor
	January 1, 2011 through January 12, 2011	January 13, 2011 through March 31, 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Revenues	$22,014	$152,681	$195,080	$203,680	$194,537
Operating income (loss)	(43,223)	(20,580)	35,583	42,280	21,528
Net income (loss)	(30,767)	(34,714)	5,639	11,683	(2,277)
Net income (loss) attributable to Syniverse Holdings, Inc.	(30,764)	(35,266)	4,970	11,206	(2,382)

The following presents quarterly financial results for the year ended December 31, 2010.

	Predecessor
	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Revenues	$149,016	$158,805	$166,870	$175,508
Operating income	38,494	43,197	45,623	42,284
Net income	19,729	22,336	22,985	27,569
Net income attributable to Syniverse Holdings, Inc.	20,007	22,617	23,342	28,226

22. Supplemental Consolidating Financial Information

We have presented supplemental consolidating guarantor and non-guarantor subsidiaries’ balance sheets, statements of operations and statements of cash flows for all periods presented to reflect the guarantor structure under the 9.125% senior unsecured notes as discussed in Note 14.

Syniverse Holdings, Inc.’s (“Syniverse, Inc.”) payment obligations under the 9.125% senior unsecured notes are guaranteed by certain wholly owned domestic subsidiaries of Syniverse, Inc. including Syniverse Technologies, Inc., which became Syniverse Technologies, LLC in February 2012, Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Guarantors”). The results of Highwoods Corporation, Syniverse Technologies BV, Syniverse Technologies, LLC, which became Syniverse Technologies Holdings, LLC in February 2012, Perfect Profits International Limited, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors. Such guarantees are irrevocable, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse, Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$201,750	$24,959	$-	$226,753
Accounts receivable, net of allowances	-	137,920	21,502	-	159,422
Accounts receivable - affiliates	1,444,777	-	219,515	(1,664,292)	-
Deferred tax assets	-	9,103	-	-	9,103
Income taxes receivable	-	275	5,099	-	5,374
Prepaid and other current assets	4,543	16,165	6,209	-	126,917

Total current assets	1,449,364	365,213	277,284	(1,664,292)	427,569
Property and equipment, net	-	74,460	8,170	-	82,630
Capitalized software, net	-	205,462	3,221	-	208,683
Deferred costs, net	46,234	-	-	-	46,234
Goodwill	-	1,684,856	-	-	1,684,856
Identifiable intangibles, net	-	568,082	4,322	-	572,404
Long-term note receivable - affiliates	-	-	7,299	(7,299)	-
Other assets	-	8,225	141	-	8,366
Investment in subsidiaries	1,204,399	277,278	-	(1,481,677)	-

Total assets	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$-	$12,378	$1,729	$-	$14,107
Accounts payable - affiliates	-	1,669,228	-	(1,669,228)	-
Accrued liabilities	31,829	49,485	11,193	-	92,507
Deferred revenues	-	3,090	2,883	-	5,973
Current portion of capital lease obligation	-	117	-	-	117
Current portion of long term debt, net of original issue discount	9,800	-	-	-	9,800

Total current liabilities	41,629	1,734,298	15,805	(1,669,228)	122,504
Long-term liabilities:
Long-term note payable - affiliates	-	7,183	-	(7,183)	-
Deferred tax liabilities	-	236,737	-	-	236,737
Long-term debt, net of current portion and original issue discount	1,469,075	-	-	-	1,469,075
Long-term capital lease obligation, net of current maturities	-	381	-	-	381
Other long-term liabilities	-	578	7,354	-	7,932

Total liabilities	1,510,704	1,979,177	23,159	(1,676,411)	1,836,629

Stockholder equity:
Common stock	-	-	125	(125)	-
Additional paid-in capital	1,208,365	529,580	356,113	(885,693)	1,208,365
Retained earnings (accumulated deficit)	(21,472)	666,059	(54,068)	(611,991)	(21,472)
Accumulated other comprehensive income (loss)	2,400	8,760	(24,892)	16,132	2,400

Total Syniverse Holdings Inc. stockholder equity	1,189,293	1,204,399	277,278	(1,481,677)	1,189,293
Noncontrolling interest	-	-	-	4,820	4,820

Total equity	1,189,293	1,204,399	277,278	(1,476,857)	1,194,113

Total liabilities and stockholder equity	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011

(AMOUNTS IN THOUSANDS)

	Successor
		Subsidiary	Subsidiary
	Syniverse	Guarantors	Non-Guarantors	Adjustments	Consolidated

Revenues	$-	$647,160	$98,818	$-	$745,978

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	-	223,321	36,228	-	259,549
Sales and marketing	-	44,385	19,323	-	63,708
General and administrative	-	104,181	(3,188)	-	100,993
Depreciation and amortization	-	190,921	5,240	-	196,161
Restructuring and management termination benefits	-	2,936	3,271	-	6,207
Merger expenses	-	40,549	-	-	40,549

	-	606,293	60,874	-	667,167

Operating income (loss)	-	40,867	37,944	-	78,811
Other income (expense), net:
Income (loss) from equity investment	48,224	29,391	-	(77,615)	-
Interest income	-	459	124	-	583
Interest expense	(112,996)	-	-	-	(112,996)
Other, net	-	(1,818)	(1,175)	-	(2,993)

	(64,772)	28,032	(1,051)	(77,615)	(115,406)

Income (loss) before provision for (benefit from) income taxes	(64,772)	68,899	36,893	(77,615)	(36,595)
Provision for (benefit from) income taxes	(45,103)	20,675	7,502	-	(16,926)

Net income (loss)	(19,669)	48,224	29,391	(77,615)	(19,669)
Net income attributable to noncontrolling interest	-	-	-	1,803	1,803

Net income (loss) attributable to Syniverse Holdings, Inc.	$(19,669)	$48,224	$29,391	$(79,418)	$(21,472)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Revenues	$-	$19,576	$2,438	$-	$22,014

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	-	8,132	1,142	-	9,274
Sales and marketing	-	1,762	614	-	2,376
General and administrative	-	3,195	469	-	3,664
Depreciation and amortization	-	2,225	495	-	2,720
Merger expenses	20,735	21,371	5,097	-	47,203

	20,735	36,685	7,817	-	65,237

Operating income (loss)	(20,735)	(17,109)	(5,379)	-	(43,223)
Other income (expense), net:
Income from equity investment	(18,235)	(5,482)	-	23,717	-
Interest income	-	-	-	-	-
Interest expense	-	(859)	-	-	(859)
Other, net	-	18	(367)	-	(349)

	(18,235)	(6,323)	(367)	23,717	(1,208)

Loss before benefit from income taxes	(38,970)	(23,432)	(5,746)	23,717	(44,431)
Tax benefit from income taxes	(8,203)	(5,197)	(264)	-	(13,664)

Net loss	(30,767)	(18,235)	(5,482)	23,717	(30,767)
Net loss attributable to noncontrolling interest	-	-	-	(3)	(3)

Net loss attributable to Syniverse Holdings, Inc.	$(30,767)	$(18,235)	$(5,482)	$23,720	$(30,764)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$(19,669)	$48,224	$29,391	$(77,615)	$(19,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	-	190,921	5,240	-	196,161
Amortization of deferred debt issuance costs and original issue discount	7,447	-	-	-	7,447
Allowance for uncollectible accounts	-	1,004	432	-	1,436
Allowance for credit losses	-	13,290	1,487	-	14,777
Deferred income tax (benefit) expense	-	(32,270)	1,707	-	(30,563)
Income from equity investment	(48,224)	(29,391)	-	77,615	-
Excess tax benefit from stock-based compensation	-	-	-	-	-
Stock-based compensation	8,365	-	-	-	8,365
Other, net	-	3,650	52	-	3,702
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	-	(44,521)	440	-	(44,081)
Accounts receivable - affiliates	102,687	189,046	(76,718)	(215,015)	-
Income tax receivable or payable	-	35,434	(7,907)	-	27,527
Prepaid and other current assets	-	(5,305)	877	-	(4,428)
Accounts payable	-	(41,520)	34,415	-	(7,105)
Accounts payable - affiliates	37,630	(248,954)	(3,691)	215,015	-
Accrued liabilities	24,235	(32,499)	26,857	-	18,593
Other assets and liabilities	-	(10,105)	(3,517)	-	(13,622)

Net cash provided by operating activities	112,471	37,004	9,065	-	158,540

Cash flows from investing activities
Capital expenditures	-	(51,689)	(4,045)	-	(55,734)
Acquisitions, net of acquired cash	(2,733,121)	-	-	-	(2,733,121)

Net cash used in investing activities	(2,733,121)	(51,689)	(4,045)	-	(2,788,855)

Cash flows from financing activities
Debt issuance costs paid	(56,600)	-	-	-	(56,600)
Payments on capital lease obligation	-	(116)	-	-	(116)
Principal payment on Term Loan B, due 2017	(10,250)	-	-	-	(10,250)
Borrowings under Senior Credit Facility, net of discount	1,012,500	-	-	-	1,012,500
Proceeds from issuance of 9.125% senior unsecured notes	475,000	-	-	-	475,000
Carlyle contribution from Holdings	1,200,000	-	-	-	1,200,000

Net cash provided by (used in) financing activities	2,620,650	(116)	-	-	2,620,534

Effect of exchange rate changes on cash	-	-	(2,756)	-	(2,756)

Net (decrease) increase in cash	-	(14,801)	2,264	-	(12,537)
Cash at beginning of period	44	216,551	22,695	-	239,290

Cash at end of period	$44	$201,750	$24,959	$-	$226,753

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	2,225	495	-	2,720
Amortization of deferred debt issuance costs	-	56	-	-	56
Allowance for uncollectible accounts	-	(24)	70	-	46
Allowance for credit losses	-	21	143	-	164
Deferred income (benefit) tax expense	-	3,802	(1,707)	-	2,095
Income from equity investment	18,235	5,482	-	(23,717)	-
Excess tax benefit from stock-based compensation	8,599	-	-	-	8,599
Stock-based compensation	29,162	-	-	-	29,162
Other, net	-	16	15	-	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	-	11,124	526	-	11,650
Accounts receivable - affiliates	8,968	(69,024)	(106,723)	166,779	-
Income tax receivable or payable	-	(33,273)	(1,040)	-	(34,313)
Prepaid and other current assets	-	(2,419)	499	-	(1,920)
Accounts payable	-	46,500	(35,389)	-	11,111
Accounts payable - affiliates	(48,131)	38,214	176,696	(166,779)	-
Accrued liabilities	5,954	34,060	(25,847)	-	14,167
Other assets and liabilities	-	(840)	(122)	-	(962)

Net cash provided by (used in) operating activities	(7,980)	17,685	2,134	-	11,839

Cash flows from investing activities

Net cash used in investing activities	-	-	-	-	-

Cash flows from financing activities
Minimum tax withholding on restricted stock awards	(619)	-	-	-	(619)
Excess tax benefit from stock-based compensation	8,599	-	-	-	8,599

Net cash provided by financing activities	7,980	-	-	-	7,980

Effect of exchange rate changes on cash	-	-	15	-	15

Net increase in cash	-	17,685	2,149	-	19,834
Cash at beginning of period	44	198,866	20,546	-	219,456

Cash at end of period	$44	$216,551	$22,695	$-	$239,290

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$198,866	$20,546	$-	$219,456
Accounts receivable, net of allowances	-	118,814	23,915	-	142,729
Accounts receivable - affiliates	26,130	115,202	56,213	(197,545)	-
Deferred tax assets	-	5,851	923	-	6,774
Income taxes receivable	31	1,149	-	(1,180)	-
Prepaid and other current assets	-	12,319	7,775	(871)	19,223

Total current assets	26,205	452,201	109,372	(199,596)	388,182
Property and equipment, net	-	77,125	5,105	-	82,230
Capitalized software, net	-	53,889	11,167	-	65,056
Deferred costs, net	-	5,673	-	-	5,673
Goodwill	-	444,074	226,744	-	670,818
Identifiable intangibles, net	-	166,799	38,496	-	205,295
Long-term note receivable - affiliates	-	-	7,183	(7,183)	-
Other assets	-	3,390	1,670	(1,488)	3,572
Investment in subsidiaries	708,414	330,471	-	(1,038,885)	-

Total assets	$734,619	$1,533,622	$399,737	$(1,247,152)	$1,420,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$7,398	$2,734	$-	$10,132
Accounts payable - affiliates	10,576	160,573	26,471	(197,620)	-
Income taxes payable	-	-	2,574	(1,180)	1,394
Accrued liabilities	1,637	53,914	11,339	(871)	66,019
Deferred revenues	-	3,289	3,216	-	6,505
Current portion of capital lease obligation	-	135	-	-	135
Current portion of long-term debt	-	3,355	-	-	3,355

Total current liabilities	12,213	228,664	46,334	(199,671)	87,540
Long-term liabilities:
Long-term note payable - affiliates	-	7,183	-	(7,183)	-
Deferred tax liabilities	-	89,095	15,252	(1,488)	102,859
Long-term debt, net of current portion	-	496,226	-	-	496,226
Long-term capital lease obligation, net of current maturities	-	484	-	-	484
Other long-term liabilities	-	3,556	7,680	-	11,236

Total liabilities	12,213	825,208	69,266	(208,342)	698,345

Stockholders’ equity:
Common stock	70	-	120,920	(120,920)	70
Additional paid-in capital	506,625	349,555	317,934	(667,489)	506,625
Retained earnings (accumulated deficit)	243,774	350,841	(75,974)	(274,867)	243,774
Accumulated other comprehensive income (loss)	(28,048)	8,018	(32,409)	24,391	(28,048)
Common stock held in treasury, at cost	(15)	-	-	-	(15)

Total Syniverse Holdings Inc. stockholders’ equity	722,406	708,414	330,471	(1,038,885)	722,406
Noncontrolling interest	-	-	-	75	75

Total equity	722,406	708,414	330,471	(1,038,810)	722,481

Total liabilities and stockholders’ equity	$734,619	$1,533,622	$399,737	$(1,247,152)	$1,420,826

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Revenues	$-	$571,262	$78,937	$-	$650,199

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	671	213,770	31,232	-	245,673
Sales and marketing	4,350	36,554	18,025	-	58,929
General and administrative	3,941	83,102	6,812	-	93,855
Depreciation and amortization	-	61,810	14,059	-	75,869
Restructuring and management termination benefits	-	1,072	890	-	1,962
Merger expenses	-	4,313	-	-	4,313

	8,962	400,621	71,018	-	480,601

Operating income (loss)	(8,962)	170,641	7,919	-	169,598
Other income (expense), net:
Income from equity investment	98,036	8,522	-	(106,558)	-
Interest income	-	31	68	-	99
Interest expense	-	(25,725)	(1,412)	-	(27,137)
Other, net	-	1,958	829	-	2,787

	98,036	(15,214)	(515)	(106,558)	(24,251)

Income before provision for (benefit from) income taxes	89,074	155,427	7,404	(106,558)	145,347
Provision for (benefit from) income taxes	(3,545)	57,391	(1,118)	-	52,728

Net income	92,619	98,036	8,522	(106,558)	92,619
Net (loss) attributable to noncontrolling interest	-	-	-	(1,573)	(1,573)

Net income attributable to Syniverse Holdings, Inc.	$92,619	$98,036	$8,522	$(104,985)	$94,192

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$92,619	$98,036	$8,522	$(106,558)	$92,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	61,810	14,059	-	75,869
Amortization of deferred debt issuance costs and original issue discount	-	1,715	-	-	1,715
Allowance for uncollectible accounts	-	914	532	-	1,446
Allowance for credit losses	-	12,201	3,293	-	15,494
Deferred income tax expense (benefit)	-	9,690	(245)	-	9,445
Excess tax benefit from stock-based compensation	1,359	-	-	-	1,359
Income from equity investment	(98,036)	(8,522)	-	106,558	-
Stock-based compensation	12,937	-	-	-	12,937
Other, net	-	(64)	7	-	(57)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	-	(27,964)	(6,206)	-	(34,170)
Accounts receivable - affiliates	(18,008)	(92,633)	(2,309)	112,950	-
Income tax receivable or payable	-	22	(159)	-	(137)
Prepaid and other current assets	-	(936)	(94)	-	(1,030)
Accounts payable	1,168	16,961	2,256	-	20,385
Accounts payable - affiliates	(2,501)	127,964	(12,513)	(112,950)	-
Accrued liabilities	-	(9,513)	(3,277)	-	(12,790)
Other assets and liabilities	-	(711)	471	-	(240)
Other long-term receivables and liabilities - affiliates	-	7,183	(7,183)	-	-

Net cash provided by (used in) operating activities	(10,462)	196,153	(2,846)	-	182,845

Cash flows from investing activities
Capital expenditures	-	(52,608)	(4,921)	-	(57,529)
Acquisitions, net of acquired cash	-	(497)	-	-	(497)

Net cash used in investing activities	-	(53,105)	(4,921)	-	(58,026)

Cash flows from financing activities
Borrowings under capital lease obligation	-	619	-	-	619
Principal Payments on Term Note B, due 2014	-	(3,335)	-	-	(3,335)
Issuance of stock under employee stock purchase plan	2,404	-	-	-	2,404
Issuance of stock for stock options exercised	7,439	-	-	-	7,439
Minimum tax withholding on restricted stock awards	(740)	-	-	-	(740)
Excess tax benefit from stock-based compensation	1,359	-	-	-	1,359
Capital contribution from noncontrolling interest in a joint venture	-	(1,096)	2,188	-	1,092

Net cash provided by (used in) financing activities	10,462	(3,812)	2,188	-	8,838

Effect of exchange rate changes on cash	-	-	(6,135)	-	(6,135)

Net increase (decrease) in cash	-	139,236	(11,714)	-	127,522
Cash at beginning of period	44	59,630	32,260	-	91,934

Cash at end of period	$44	$198,866	$20,546	$-	$219,456

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Revenues	$-	$402,377	$80,614	$-	$482,991

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	319	144,199	28,432	-	172,950
Sales and marketing	1,882	23,591	13,316	-	38,789
General and administrative	5,738	60,115	8,649	-	74,502
Depreciation and amortization	-	46,642	13,755	-	60,397
Restructuring	-	1,465	1,118	-	2,583

	7,939	276,012	65,270	-	349,221

Operating income (loss)	(7,939)	126,365	15,344	-	133,770
Other income (expense), net:
Income from equity investment	70,589	12,120	-	(82,709)	-
Interest income	-	125	198	-	323
Interest expense	-	(28,890)	-	-	(28,890)
Other, net	-	172	767	-	939

	70,589	(16,473)	965	(82,709)	(27,628)

Income before provision for income taxes	62,650	109,892	16,309	(82,709)	106,142
Provision for (benefit from) income taxes	(3,027)	39,303	4,189	-	40,465

Net income	65,677	70,589	12,120	(82,709)	65,677
Net (loss) attributable to noncontrolling interest	-	-	-	(590)	(590)

Net income attributable to Syniverse Holdings, Inc.	$65,677	$70,589	$12,120	$(82,119)	$66,267

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$65,677	$70,589	$12,120	$(82,709)	$65,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	-	48,370	13,755	-	62,125
Allowance for uncollectible accounts	-	446	198	-	644
Allowance for credit losses	-	6,846	1,907	-	8,753
Deferred income tax expense	-	14,053	3,432	-	17,485
Income from equity investment	(70,589)	(12,120)	-	82,709	-
Stock-based compensation	7,939	-	-	-	7,939
Other, net	-	63	19	-	82
Changes in operating assets and liabilities, net of acquisitions:					-
Accounts receivable	-	(15,494)	(464)	-	(15,958)
Accounts receivable - affiliates	(3,000)	(20,043)	(44,395)	67,438	-
Prepaid and other current assets	-	(1,906)	3,053	-	1,147
Accounts payable	228	(1,157)	(144)	-	(1,073)
Accounts payable - affiliates	(4,035)	75,854	(4,381)	(67,438)	-
Accrued liabilities	-	(5,169)	352	-	(4,817)
Other assets and liabilities	-	(2,517)	2,886	-	369

Net cash provided by (used in) operating activities	(3,780)	157,815	(11,662)	-	142,373

Cash flows from investing activities
Capital expenditures	-	(33,728)	(3,926)	-	(37,654)
Acquisitions, net of acquired cash	-	(177,602)	-	-	(177,602)

Net cash (used in) investing activities	-	(211,330)	(3,926)	-	(215,256)

Cash flows from financing activities

Principal Payments on senior credit facility	-	(3,444)	-	-	(3,444)
Issuance of stock under employee stock purchase plan	932	-	-	-	932
Issuance of stock for stock options exercised	2,662	-	-	-	2,662
Minimum tax withholding on restricted stock awards	(498)	-	-	-	(498)
Excess tax benefit from stock-based compensation	684	-	-	-	684
Capital contribution from noncontrolling interest in a joint venture	-	(985)	1,966	-	981

Net cash provided by (used in) financing activities	3,780	(4,429)	1,966	-	1,317

Effect of exchange rate changes on cash	-	(1,340)	(765)	-	(2,105)

Net decrease in cash	-	(59,284)	(14,387)	-	(73,671)
Cash at beginning of period	44	118,914	46,647	-	165,605

Cash at end of period	$44	$59,630	$32,260	$-	$91,934

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, Inc.

(Amounts in Thousands)

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs of Uncollectible Accounts	Balance at end of Period
Allowance for doubtful accounts:
Predecessor
Year ended December 31, 2009	$786	$898(1)	$(214)	$1,470
Year ended December 31, 2010	$1,470	$1,388	$(305)	$2,553
Period January 1 through January 12, 2011	$2,553	$46	$(18)	$2,581
Successor

Period January 13 through December 31, 2011	$2,581	$1,435	$(1,251)	$2,765

(1)	Includes $161 acquired allowance from VM3 messaging business.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Allowance for credit memos:
Predecessor
Year ended December 31, 2009	$1,561	$8,753(1)	$(4,494)	$5,820
Year ended December 31, 2010	$5,820	$8,102(2)	$(8,972)(2)	$4,950
Period January 1 through January 12, 2011	$4,950	$164	$(84)	$5,030
Successor

Period January 13 through December 31, 2011	$5,030	$14,777	$(15,198)	$4,609

(1)	Includes $568 acquired allowance from VM3 messaging business.
(2)	Includes $(1,500) resolution of surcharges partially offset by SMS reserve of $779.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Valuation allowance for deferred income taxes:
Predecessor
Year ended December 31, 2009	$9,860	$5,220(1)	$(437)(2)	$14,643
Year ended December 31, 2010	$14,643	$1,031(1)	$(2,210)(2)	$13,464
Period January 1 through January 12, 2011	$13,464	$727(1)	$(664)(2)	$13,527
Successor

Period January 13 through December 31, 2011	$13,527	$3,490(1)	$(2,784)(2)	$14,233

(1)	Recognition of current period NOL.
(2)	Reduction related to partial reversal of valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2012.

SYNIVERSE HOLDINGS, INC.

By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ JAMES A. ATTWOOD, JR. James A. Attwood, Jr.	Chairman	March 7, 2012

/S/ JEFFERY S. GORDON Jeffery S. Gordon	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2012

/S/ TONY G. HOLCOMBE Tony G. Holcombe	Director	March 7, 2012

/s/ RAYMOND A. RANELLI Raymond A. Ranelli	Director	March 7, 2012

/S/ KEVIN L. BEEBE Kevin L. Beebe	Director	March 7, 2012

/S/ MARK J. JOHNSON Mark J. Johnson	Director	March 7, 2012

/S/ STEPHEN C. GRAY Stephen C. Gray	Director	March 7, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (1)
4.1

Indenture, dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)
10.1	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and Jeffrey S. Gordon (1)
10.2	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and Jeffrey S. Gordon (1)
10.3	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and Alfredo T. de Cárdenas (1)
10.4	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and Alfredo T. de Cárdenas (1)
10.5	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and David W. Hitchcock (1)
10.6	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and David W. Hitchcock (1)
10.7	Employment Agreement, dated as of January 9, 2006 by and among Syniverse Holdings, Inc. and Syniverse Technologies, Inc. and Tony G. Holcombe (1)(2)
10.8	Amendment No. 1 to the Employment Agreement, dated as of December 30, 2008, by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc. and Tony G. Holcombe (1)(3)
10.9	Consulting Agreement, effective July 1, 2011, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe (1)
10.10	Employment Agreement, dated as of May 1, 2011, among Syniverse Holdings, Inc. and Eugene Bergen Henegouwen (1)
10.11	2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (1)
10.12	Form of Stock Option Agreement for 2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (1)
10.13

Management Stockholders Agreement, dated April 6, 2011, by and among Buccaneer Holdings, Inc., certain Carlyle entities named therein, and certain individual stockholders who become parties thereto from time to time in accordance with the terms thereof (1)

10.14	Form of Director Indemnification Agreement (1)
10.15

Form of Credit Agreement, dated as of December 21, 2010, as amended on January 3, 2011, among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (the “Credit Agreement”) (1)

10.16	Form of Subsidiary Guaranty, dated January 13, 2011, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement (1)
10.17	Form of Security Agreement, dated December 21, 2010, from the Grantors referred to therein to Barclays Bank PLC, as supplemented on January 13, 2011 by the Security Agreement Supplement (1)
*12.1	Statement regarding computation of ratio of earnings to fixed charges
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101

The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

Notes:

(1)	Incorporated by reference from to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
(2)	Incorporated by reference from Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 10, 2006
(3)	Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by Syniverse Holdings, Inc. on February 27, 2009
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise subject to liability under these sections.