Form 10-Q
period 2012-03-31
SYNIVERSE HOLDINGS INC
filed 2012-05-09
CIK 1169264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of May 9, 2012 was 1,000.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$231,814	$226,753
Accounts receivable, net of allowances of $8,986 and $7,374, respectively	167,358	159,422
Deferred tax assets	9,115	9,103
Income taxes receivable	5,367	5,374
Prepaid and other current assets	29,086	26,917

Total current assets	442,740	427,569
Property and equipment, net	80,718	82,630
Capitalized software, net	201,657	208,683
Deferred costs, net	44,541	46,234
Goodwill	1,684,856	1,684,856
Identifiable intangibles, net	548,573	572,404
Other assets	7,088	8,366

Total assets	$3,010,173	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$15,741	$14,107
Income taxes payable	2,653	—
Accrued liabilities	61,971	92,507
Deferred revenues	8,220	5,973
Current portion of capital lease obligation	119	117
Current portion of long term debt, net of original issue discount	9,800	9,800

Total current liabilities	98,504	122,504
Long-term liabilities:
Deferred tax and other tax liabilities	235,272	236,737
Long-term debt, net of current portion and original issue discount	1,466,944	1,469,075
Long-term capital lease obligation, less current maturities	351	381
Other long-term liabilities	8,262	7,932

Total liabilities	1,809,333	1,836,629

Commitments and contingencies

Stockholder equity:
Common stock, $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	1,211,031	1,208,365
Accumulated deficit	(18,190)	(21,472)
Accumulated other comprehensive income	2,042	2,400

Total Syniverse Holdings, Inc. stockholder equity	1,194,883	1,189,293
Noncontrolling interest	5,957	4,820

Total equity	1,200,840	1,194,113

Total liabilities and stockholder equity	$3,010,173	$3,030,742

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Successor		Predecessor
	Three Months Ended March 31,	Period from January 13 to March 31,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Revenues	$185,065	$152,681	$22,014

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	67,016	56,459	9,274
Sales and marketing	17,822	14,302	2,376
General and administrative	25,011	18,260	3,664
Depreciation and amortization	43,184	43,691	2,720
Restructuring and management termination benefits	374	—	—
Merger expenses	—	40,549	47,203

	153,407	173,261	65,237

Operating income (loss)	31,658	(20,580)	(43,223)

Other income (expense), net:
Interest income	232	26	—
Interest expense	(26,534)	(33,149)	(859)
Other, net	1,314	559	(349)

	(24,988)	(32,564)	(1,208)

Income (loss) before provision for (benefit from) income taxes	6,670	(53,144)	(44,431)
Provision for (benefit from) income taxes	2,157	(18,430)	(13,664)

Net income (loss)	4,513	(34,714)	(30,767)
Net income (loss) attributable to noncontrolling interest	1,231	552	(3)

Net income (loss) attributable to Syniverse Holdings, Inc.	$3,282	$(35,266)	$(30,764)

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Successor		Predecessor
	Three Months Ended March 31,	Period from January 13 to March 31,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Net income (loss)	$4,513	$(34,714)	$(30,767)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of $(571), $(1,996) and $0, respectively	(452)	(2,167)	(2,366)

Other comprehensive loss	(452)	(2,167)	(2,366)

Comprehensive income (loss)	4,061	(36,881)	(33,133)
Less: comprehensive income (loss) attributable to noncontrolling interest	1,137	644	4

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	2,924	(37,525)	(33,137)

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Successor		Predecessor
	Three Months Ended March 31,	Period from January 13 to March 31,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$4,513	$(34,714)	$(30,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,184	43,691	2,720
Amortization of deferred debt issuance costs and original issue discount	2,017	1,887	56
Allowance for uncollectible accounts	177	(278)	46
Allowance for credit losses	2,524	1,901	164
Deferred income tax expense (benefit)	(2,048)	(4,871)	2,095
Excess tax benefit from stock-based compensation	—	—	8,599
Stock-based compensation	2,688	—	29,162
Other, net	801	—	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,256)	(20,877)	11,650
Income tax receivable or payable	2,780	(8,038)	(34,313)
Prepaid and other current assets	(1,998)	(15,047)	(1,920)
Accounts payable	1,599	(10,779)	11,111
Accrued liabilities	(28,854)	653	14,167
Other assets and liabilities	545	(2,596)	(962)

Net cash provided by (used in) operating activities	17,672	(49,068)	11,839

Cash flows from investing activities
Capital expenditures	(9,887)	(9,833)	—
Acquisitions, net of cash acquired	—	(2,733,121)	—

Net cash used in investing activities	(9,887)	(2,742,954)	—

Cash flows from financing activities
Debt issuance costs paid	—	(56,000)	—
Principal payments on Senior Credit Facility due 2017	(2,563)	(2,563)	—
Borrowings under Senior Credit Facility, net of discount	—	1,012,500	—
Proceeds from issuance of 9.125% senior unsecured notes	—	475,000	—
Carlyle contribution from Holdings	—	1,200,000	—
Payments on capital lease obligation	(29)	(11)	—
Minimum tax withholding on stock-based compensation plans	(22)	—	(619)
Excess tax benefit from stock-based compensation	—	—	8,599

Net cash (used in) provided by financing activities	(2,614)	2,628,926	7,980

Effect of exchange rate changes on cash	(110)	(4,321)	15

Net increase (decrease) in cash	5,061	(167,417)	19,834
Cash at beginning of period	226,753	239,290	219,456

Cash at end of period	$231,814	$71,873	$239,290

Supplemental cash flow information
Interest paid	$36,474	$202	$—
Income taxes paid	1,724	3,484	71

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, among Syniverse Holdings, Inc. (“Syniverse, Inc.”), Buccaneer Holdings, Inc., a Delaware corporation (“Holdings”) formed by an affiliate of The Carlyle Group (“Carlyle”) and Buccaneer Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) formed solely for the purpose of entering into the merger, Merger Sub merged with and into Syniverse, Inc. with Syniverse, Inc. as the surviving corporation (also referred herein as the “Merger”). We also refer to the Merger together with all related transactions to effect the Merger discussed in our Annual Report on Form 10-K as the “Transactions”. As a result of the Merger, Syniverse, Inc. became a wholly-owned subsidiary of Holdings.

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

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2011 (“2011 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2011 financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

The unaudited condensed consolidated financial statements include the accounts of Syniverse, Inc. and all of its wholly owned subsidiaries and a variable interest entity (“VIE”) for which Syniverse, Inc. is deemed to be the primary beneficiary. References to “the Company,” “us,” or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion not owned by us of a consolidated joint venture. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

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

•

Signaling solutions provide a cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. These services are primarily billed on per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

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

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking packet exchange (“IPX”) and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks. These services are primarily based on fixed monthly charges.

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

•

Other services include turn-key solutions with multiple product and service elements which may include software and third-party hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenue attributable to an element in a customer arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Joint Venture Interest

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consider this joint venture to be a VIE and consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The assets of this joint venture are restricted, from the standpoint of the Company, in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to the Company.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $144,541 and $129,796 as of March 31, 2012 and December 31, 2011, respectively.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in other, net in the condensed consolidated statements of operations. For the three months ended March 31, 2012, we recorded foreign currency gains of $1,314. For the period January 13, 2011 through March 31, 2011, and January 1 through January 12, 2011, we recorded foreign currency transaction gains (losses) of $559 and $(349), respectively.

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

Segment Information

Based on our evaluation of our portfolio of product offerings and reportable segments in accordance with the applicable accounting guidance and how our chief operating decision maker reviews financial information for purposes of making resource allocation decisions. As a result of our evaluation, we determined that we have one operating segment and one reporting segment

The following financial information presents the revenues by service offering and other information by geographic region. Revenues by service offering were as follows:

	Successor		Predecessor
	Three months ended March 31,	Period from January 13 to March 31,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Network services	$84,636	$64,970	$9,181
Messaging services	47,008	42,448	6,198
Roaming services	49,143	41,691	6,368
Other	4,278	3,572	267

Revenues	$185,065	$152,681	$22,014

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Successor		Predecessor
	Three months ended March 31,	Period from January 13 to March 31,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
North America	$141,938	$120,698	$17,294
Asia Pacific	16,361	11,690	1,295
Caribbean and Latin America	13,123	8,849	1,428
Europe, Middle East and Africa	13,643	11,444	1,997

Revenues	$185,065	$152,681	$22,014

For the three months ended March 31, 2012, we derived 71.2% of our revenues from customers in the United States. For the period January 13, 2011 through March 31, 2011 and January 1 through January 12, 2011, we derived 71.6% and 80.5%, respectively, of our revenues from customers in the United States. During the three months ended March 31, 2012 and during the periods January 13 through March 31 and January 1 through January 12, 2011, we did not generate revenue in excess of 10% of revenues in any other individual country.

Long-lived assets by geographic location were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)

North America	$271,014	$279,931
Asia Pacific	6,094	5,164
Caribbean and Latin America	317	293
Europe, Middle East and Africa	4,950	5,925

Total long-lived assets	$282,375	$291,313

3. Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 (Comprehensive Income). The ASU requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement is effective for presentation of comprehensive income for fiscal years beginning January 1, 2012 and interim periods within those years and will be applied retrospectively. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is included in the ASC in Topic 350 (Intangibles—Goodwill and Other). ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

4. Detail of Accrued Liabilities

Accrued liabilities, consists of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Accrued payroll and related benefits	$15,304	$37,190
Accrued interest	19,921	31,831
Accrued network payables	7,915	7,052
Accrued revenue share expenses	3,647	1,799
Other accrued liabilities	15,184	14,635

Total accrued liabilities	$61,971	$92,507

5. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2012, the period January 13, 2011 through March 31, 2011, and the period from January 1 through January 12, 2011, was an expense of 32.3%, a benefit of 34.7% and a benefit of 30.8%, respectively.

The change in our effective tax rate is chiefly attributable to costs related to the Merger in 2011, some of which are non-deductible for income tax purposes, a change in our valuation allowances in certain foreign jurisdictions, and state and local income tax rate changes and their effect on our deferred tax liabilities.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return under Buccaneer Holdings, Inc. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying condensed consolidated statements of operations.

6. Debt and Credit Facilities

The following are the amounts outstanding at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Unaudited)
Senior Credit Facility:
Term Loan B, due 2017,	$1,012,188	$1,014,750
$150 million revolving credit facility	—	—
Original issue discount	(10,444)	(10,875)
Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000

Total debt	1,476,744	1,478,875
Less: current portion
Current portion	(10,250)	(10,250)
Original issue discount, current portion	450	450

Long-term debt	$1,466,944	$1,469,075

Maturities of long-term debt excluding the original issue discount as of March 31, 2012 for each of the five succeeding fiscal years are as follows:

Period ended December 31, 2012	7,688
Year ended December 31, 2013	10,250
Year ended December 31, 2014	10,250
Year ended December 31, 2015	10,250
Year ended December 31, 2016	10,250
Thereafter	1,438,500

$1,487,188

We incurred debt issuance costs of $36,164 associated with our Senior Credit Facility (as defined below) and $20,436 associated with our 9.125% senior unsecured notes. The amounts are included in prepaid and other current assets and deferred costs, net on the condensed consolidated balance sheets. We amortize these costs to interest expense using the effective interest method over the term of the debt. We also recorded the upfront fees paid related to our Senior Credit Facility as an original issue discount. The discount is amortized over the term of the debt to interest expense using the effective interest method. Amortization expense for the three months ended March 31, 2012 for debt issuance costs and original issue discount was $2,017. Amortization expense for the period January 13, 2011 through March 31, 2011, and the period January 1 through January 12, 2011, for debt issuance costs and original issue discount was $1,887 and $56, respectively. The net book value of debt issuance costs included in the accompanying condensed consolidated balance sheets is as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Debt issuance costs:
Prepaid and other current assets	$4,651	$4,543
Deferred costs, net	44,541	46,235

Total	$49,192	$50,778

Senior Credit Facility

On December 21, 2010, we entered into our Senior Credit Facility consisting of a $150,000 revolving credit facility and a $1,025,000 Term Loan B, and on January 13, 2011, our Senior Credit Facility became effective. The term loan facility was used to fund, in part, the Transactions. The Company received net proceeds of $1,012,500 after payment of upfront fees of $12,500 to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We

have recorded an original issue discount of $12,500. These costs are amortized over the life of the debt to interest expense using the effective interest method. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt using the effective interest method. The revolving portion of our Senior Credit Facility was undrawn at March 31, 2012. We had $148,143 of unused commitments under this facility, including an outstanding Euro letter of credit of $1,857 at March 31, 2012, which is considered a reduction against this facility under the credit agreement.

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

The following fees are applicable under our revolving credit facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment based on a total net leverage ratio test, based on the unused portion of our new revolving credit facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum (or 0.25% per annum if the letter of credit is provided by Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch or Deutsche Bank) on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

Our revolving credit facility matures five years after the closing date of the facility, or December 21, 2015, and our term loan facility matures seven years after the closing date of the facility, or December 21, 2017. Commencing with the first full quarter ending after the closing date of our term loan facility, our term loan facility will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under our Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that certain refinancings of our term loan facility within one year after the closing date of our Senior Credit Facility will be subject to a prepayment premium of 1.0% of the principal amount prepaid.

We must prepay our term loan facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness and 50% of excess cash flow (with steps down to 25% and 0% based on the total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We made no such excess cashflow payments as our total senior secured leverage ratio led us to a step down percentage of 0%. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under our revolving credit facility exceeds the aggregate amount of commitments in respect of our revolving credit facility.

Our obligations under our Senior Credit Facility are guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (in each case subject to certain exceptions). Our subsidiaries that guarantee our Senior Credit Facility also guarantee the notes. The subsidiary guarantors of our Senior Credit Facility and the Senior Notes (defined below) are Syniverse Technologies LLC, Syniverse ICX Corporation and The Rapid Roaming Company.

Our Senior Credit Facility contain customary negative covenants, including, but not limited to, our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our fiscal year. Our Senior Credit Facility requires the maintenance of a minimum cash interest coverage ratio and a maximum total net leverage ratio, tested, in each case, on a quarterly basis.

Our Senior Credit Facility contains customary affirmative covenants, including, but not limited to, delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, maintenance of books and records, access to properties and records for inspection by administrative agent and, during the continuance of any event of default, the lenders, compliance with applicable laws and regulations, including environmental laws, further assurances and provision of additional collateral and guarantees.

As of March 31, 2012, the applicable interest rate was 5.25% on the term loan based on the Eurodollar option.

9.125% senior unsecured notes

On December 22, 2010, we issued $475,000 senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (“Senior Notes”). Interest on the Senior Notes will be paid on January 15 and July 15 of each year, commencing July 15, 2011.

On and after January 15, 2015, we may redeem the Senior Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on January 15 of the years set forth below:

Period	Redemption Price
2015	104.563%
2016	102.281%
2017 and thereafter	100.000%

In addition, at any time prior to January 15, 2015, we may redeem the Senior Notes at our option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Applicable Premium, with respect to any Senior Note on any applicable redemption date, is defined as the greater of 1.0% of the then outstanding principal amount of the Senior Note; and the excess of the present value at such redemption date of (i) the redemption price of the note at January 15, 2015 plus (ii) all required interest payments due on the Senior Note through January 15, 2015 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the then outstanding principal amount of the Senior Note.

The Senior Notes are guaranteed on a senior basis by the following domestic subsidiary guarantors: Syniverse Technologies, LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture governing our Senior Notes, and any subsidiary so designated will not be a guarantor of the notes.

The Senior Notes contain customary negative covenants including, but not limited to, restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay certain subordinated indebtedness or enter into transactions with affiliates.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three month period ending March 31, 2012.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts, excluding original issue discount, and fair values of our long-term debt as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Credit Facility, due 2017	$1,012,188	$1,017,249	$1,014,750	$1,016,018
9.125% senior unsecured notes, due 2019	475,000	522,500	475,000	503,500

The fair values of the Senior Credit Facility due 2017 and the 9.125% senior unsecured notes due 2019 are based upon quoted market prices in inactive markets for similar instruments (Level 2).

8. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2012 and December 31, 2011, we have considered all of the claims and disputes of which we are aware and have provided for probable losses which are not significant.

9. Stockholder’s Equity Information

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to the stockholder of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

	Total	Syniverse Holdings, Inc. Shareholder’s Equity	Noncontrolling Interest
Predecessor balance, December 31, 2010	$722,481	$722,406	$75

Net income	$(30,767)	$(30,764)	$(3)
Other Comprehensive income (loss) from foreign currency translation adjustments	$(2,366)	$(2,373)	$7
Stock-based compensation	29,162	29,162	—
Tax benefit from acceleration of stock-based compensation	8,599	8,599	—
Minimum tax withholding on restricted stock awards	(619)	(619)	—

Predecessor balance, January 12, 2011	$726,490	$726,411	$79

Purchase accounting adjustments	(723,058)	(726,411)	3,353
Successor
Capital contribution from Holdings	1,200,000	1,200,000	—
Net income	(34,714)	(35,266)	552
Other Comprehensive income (loss) from foreign currency translation adjustments	(2,167)	(2,259)	92

Successor balance, March 31, 2011 (Unaudited)	$1,166,551	$1,162,475	$4,076

Successor Balance, December 31, 2011	$1,194,113	$1,189,293	$4,820

Net Income	4,513	3,282	1,231
Other Comprehensive income (loss) from foreign currency translation adjustments	(452)	(358)	(94)
Stock-based compensation	2,688	2,688	—
Minimum tax withholding on stock-based compensation plans	(22)	(22)	—

Successor Balance, March 31, 2012 (Unaudited)	$1,200,840	$1,194,883	$5,957

10. Stock-Based Compensation

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

In accordance with the BHI Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. Employee stock option vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings based targets. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. As of March 31, 2012, there were 7,530,007 options outstanding under the BHI Plan.

Directors have the option to receive restricted shares in lieu of a portion of their director fee. During the three months ended March 31, 2012, 3,409 restricted shares were issued in lieu of director fees and are fully vested. Restricted stock awards are issued and measured at market value on the date of grant.

The fair values of stock option grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair values of the restricted stock awards are recognized as compensation expense on the applicable date of grants. The performance-based restricted stock awards are amortized as compensation expense using the accelerated attribution method. The fair value for options as of March 31, 2012 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.4%
Volatility factor	55.0%
Dividend yield	—
Weighted average expected life of options (in years)	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Although we have a history of publicly traded stock, our common stock is currently 100% owned by Holdings. As such, we used the historical volatility for our Predecessor from the initial public offering (February 10, 2005) through the delist date (January 12, 2011). For the period subsequent to the delist date, we used the average historical volatility factor of comparable companies. We based our assumptions for the expected life of the options on our analysis of the historical exercise patterns of options under our Predecessor incentive plans.

The accounting guidance requires companies to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. Forfeitures are estimated based on historical experience.

The following table summarizes information about our Successor stock option activity:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	7,406,672	$10.00
Granted	483,334	11.00
Exercised	(66,667)	10.00
Cancelled or expired	(293,332)	10.00

Outstanding at March 31, 2012	7,530,007	$10.06

The impact to our income (loss) from operations of recording stock-based compensation under the BHI Plan for the three months ended March 31, 2012 and for the period January 13, 2011 through March 31, 2011 is as follows:

	Successor		Predecessor
	Three months ended March 31,	Period from January 13 to March 31,	Period from January 1 to January 12,
	2012	2011
Cost of operations	$210	$—	$—
Sales and marketing	1,027	—	—
General and administrative	1,451	—	—
Merger Expenses	—	—	29,162

Total stock-based compensation	$2,688	$—	$29,162

All outstanding Syniverse, Inc. options, restricted stock awards and restricted stock unit awards granted prior to January 13, 2011 vested upon the closing of the Transactions, which included 2,868,722 stock options, 801,994 service-based restricted stock and restricted stock unit awards, of which 20,000 shares vested in 2011 prior to the Transactions and 286,160 performance-based restricted stock awards. As a result of the accelerated vesting, the Company recognized a charge of $29,162, which is included in merger expenses, in the period from January 1, 2011 to January 12, 2011. From the date of the definitive agreement for the Merger, there were no new grants or awards under any of the Syniverse, Inc. Plans. The Syniverse, Inc. stock-based compensation plans were terminated effective January 13, 2011.

11. Restructuring and Management Termination Benefits

In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2,296. Through March 31, 2012, we have paid $2,107 related to this plan.

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1,303 and have paid $984 related to this plan through March 31, 2012. In addition, effective July 1, 2011, our former Chief Executive Officer and President retired from the Company. In conjunction with his retirement, we have incurred management termination benefits of $1,067 for year ended December 31, 2011 which were included within restructuring and management termination benefits expense.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. We incurred additional charges of $398 related to a leased facility we exited effective March 1, 2012. As a result of this plan, we incurred severance related costs of $3,503 and $398 related to the exit of a leased facility. We have paid $2,238 related to this plan through March 31, 2012.

We expect to pay the remainder of the benefits outstanding under each of these plans by June 30, 2013.

For the three months ended March 31, 2012, we had the following activity in our restructuring and management termination benefits accrual:

	December 31, 2011 Balance	Additions	Payments	Adjustments	March 31, 2012 Balance
December 2010 Plan	$336	$—	$(147)	$—	$189
June 2011 Plan	1,354	(25)	(916)	23	436
December 2011 Plan	2,961	399	(1,695)	(6)	1,659

Total	$4,651	$374	$(2,758)	$17	$2,284

12. Merger Expenses

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

13. Related Party Transactions

At the effective time of the Merger, the Company entered into a consulting services agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. We recorded $750 associated with the annual consulting fee within general and administrative expenses for the three months ended March 31, 2012 and $633 for the period January 13 through March 31, 2011. Carlyle also received a one-time transaction fee and related expenses associated with the Transactions, of $31,549 on the effective date of the Merger, of which $20,507 is recorded in Merger expenses for the Successor period and $11,042 was included in the capitalized debt issuance costs.

14. Pro Forma Financial Information

The following unaudited pro forma financial information presents a summary of our consolidated revenue and net loss for the three months ended March 31, 2011 assuming that the Merger had taken place on January 1, 2010:

Three Months Ended March 31, 2011
Pro Forma
Revenues	$174,695
Net income (loss)	(5,119)

The above unaudited pro forma financial information has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or the results of operations that may result in the future.

15. Subsequent Event

On April 23, 2012, Syniverse, Inc. entered into a credit agreement (the “Credit Agreement”) with Holdings, Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by up to (i) $425 million plus (ii) an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Our Term Loan Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facility and (iii) the date the loans under the Term Loan Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facility will be the First Springing Maturity Date and (b) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.

Commencing on September 30, 2012, our Term Loan Facility will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under our New Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that prepayments and certain refinancings of our Term Loan Facility within one year after the closing date of our New Senior Credit Facility will be subject to a prepayment premium of 1.0% of the principal amount prepaid. We must prepay our Term Loan Facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our New Senior Credit Facility unless specifically incurred to refinance a portion of our New Senior Credit Facility) and, for the year ended December 31, 2013 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments. We are also required to make prepayments under our Revolving Credit Facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under our revolving credit facility exceeds the aggregate amount of commitments in respect of our Revolving Credit Facility.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of term loans under the New Senior Credit Facility, subject to a Eurodollar rate floor of 1.25% or a base rate floor of 2.25%, as applicable. The applicable margin for the term loans and revolving loans under our New Senior Credit Facility is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment to 3.50% and 2.50%, respectively, based on a net senior secured leverage ratio of 1.75:1.0.

The following fees are applicable under our revolving credit facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment to 0.25% based on a net senior secured leverage ratio of 1.75:1.0, accruing in respect of the unused portion of our Revolving Credit Facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

Our obligations under our New Senior Credit Facility are guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence, and will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions)). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the previous Senior Credit Facility: Syniverse Technologies Inc., Syniverse ICX Corporation and The Rapid Roaming Company.

Our New Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain debt in the event of a change of control, amendments of certain debt documents and the activities of Holdings. The negative covenants are subject to the customary exceptions.

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the Revolving Lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.

The Company is in the process of evaluating the financial effect of the refinancing of the Senior Credit Facility.

16. Supplemental Consolidating Financial Information

We have presented supplemental consolidating guarantor and non-guarantor subsidiaries’ balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for all periods presented to reflect the guarantor structure under the 9.125% senior unsecured notes as discussed in Note 6.

Syniverse Holdings, Inc.’s payment obligations under the Senior Notes are guaranteed by certain wholly owned domestic subsidiaries of Syniverse, Inc. including Syniverse Technologies LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Subsidiary Guarantors”). The results of Highwoods Corporation, Syniverse Technologies BV, Syniverse Technologies Holdings LLC, Perfect Profits International Limited, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors. Such guarantees are irrevocable, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, statements of comprehensive income (loss) and statements of cash flows information for Syniverse, Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2012

(AMOUNTS IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$207,996	$23,774	$—	$231,814
Accounts receivable, net of allowances	—	142,761	24,597	—	167,358
Accounts receivable - affiliates	1,417,434	—	224,561	(1,641,995)	—
Deferred tax assets	—	9,115	—	—	9,115
Income tax receivable	—	3,587	6,593	(4,813)	5,367
Prepaid and other current assets	4,764	17,457	6,865	—	29,086

Total current assets	1,422,242	380,916	286,390	(1,646,808)	442,740
Property and equipment, net	—	72,479	8,239	—	80,718
Capitalized software, net	—	198,535	3,122	—	201,657
Deferred costs, net	44,541	—	—	—	44,541
Goodwill	—	1,684,856	—	—	1,684,856
Identifiable intangibles, net	—	544,611	3,962	—	548,573
Long-term note receivable - affiliates	—	—	7,229	(7,229)	—
Other assets	—	6,947	141	—	7,088
Investment in subsidiaries	1,224,788	286,069	—	(1,510,857)	—

Total assets	$2,691,571	$3,174,413	$309,083	$(3,164,894)	$3,010,173

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$13,799	$1,942	$—	$15,741
Accounts payable - affiliates	—	1,647,998	—	(1,647,998)	—
Income taxes payable	—	7,466	—	(4,813)	2,653
Accrued liabilities	19,944	32,021	10,006	—	61,971
Deferred revenues	—	4,774	3,446	—	8,220
Current portion of capital lease obligation	—	119	—	—	119
Current portion of long term debt, net of original issue discount	9,800	—	—	—	9,800

Total current liabilities	29,744	1,706,177	15,394	(1,652,811)	98,504
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax and other tax liabilities	—	235,272	—	—	235,272
Long-term debt, net of current portion and original issue discount	1,466,944	—	—	—	1,466,944
Long-term capital lease obligation, less current maturities	—	351	—	—	351
Other long-term liabilities	—	642	7,620	—	8,262

Total liabilities	1,496,688	1,949,625	23,014	(1,659,994)	1,809,333

Stockholder equity:
Common stock	—	—	125	(125)	—
Additional paid-in capital	1,211,031	529,580	356,113	(885,693)	1,211,031
Retained earnings (accumulated deficit)	(18,190)	686,876	(45,665)	(641,211)	(18,190)
Accumulated other comprehensive income (loss)	2,042	8,332	(24,504)	16,172	2,042

Total Syniverse Holdings Inc. stockholder equity	1,194,883	1,224,788	286,069	(1,510,857)	1,194,883
Noncontrolling interest	—	—	—	5,957	5,957

Total equity	1,194,883	1,224,788	286,069	(1,504,900)	1,200,840

Total liabilities and stockholder equity	$2,691,571	$3,174,413	$309,083	$(3,164,894)	$3,010,173

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$161,971	$23,094	$—	$185,065

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	58,447	8,569	—	67,016
Sales and marketing	—	12,767	5,055	—	17,822
General and administrative	—	26,343	(1,332)	—	25,011
Depreciation and amortization	—	41,638	1,546	—	43,184
Restructuring and management termination benefits	—	399	(25)	—	374

	—	139,594	13,813	—	153,407

Operating income	—	22,377	9,281	—	31,658
Other income (expense), net:
Income from equity investment	20,820	8,403	—	(29,223)	—
Interest income	—	62	170	—	232
Interest expense	(26,534)	—	—	—	(26,534)
Other, net	—	91	1,223	—	1,314

	(5,714)	8,556	1,393	(29,223)	(24,988)

Income (loss) before provision for (benefit from) income taxes	(5,714)	30,933	10,674	(29,223)	6,670
Provision for (benefit from) income taxes	(10,227)	10,113	2,271	—	2,157

Net income	4,513	20,820	8,403	(29,223)	4,513
Net income attributable to noncontrolling interest	—	—	—	1,231	1,231

Net income attributable to Syniverse Holdings, Inc.	$4,513	$20,820	$8,403	$(30,454)	$3,282

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Net income	$4,513	$20,820	$8,403	$(29,223)	$4,513
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of ($98)	—	—	(452)	—	(452)

Other comprehensive loss	—	—	(452)	—	(452)

Comprehensive income	4,513	20,820	7,951	(29,223)	4,061
Less: comprehensive income attributable to noncontrolling interest	—	—	—	1,137	1,137

Comprehensive income attributable to Syniverse Holdings, Inc	$4,513	$20,820	$7,951	$(30,360)	$2,924

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$4,513	$20,820	$8,403	$(29,223)	$4,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,638	1,546	—	43,184
Amortization of deferred debt issuance costs and original issue discount	2,017	—	—	—	2,017
Allowance for uncollectible accounts	—	141	36	—	177
Allowance for credit losses	—	1,754	770	—	2,524
Deferred income tax benefit	—	(2,048)	—	—	(2,048)
Income from equity investment	(20,820)	(8,403)	—	29,223	—
Stock-based compensation	2,688	—	—	—	2,688
Other, net	—	805	(4)	—	801
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(6,736)	(3,520)	—	(10,256)
Accounts receivable - Affiliates	26,185	(205)	(5,046)	(20,934)	—
Income tax receivable or payable	—	4,154	(1,374)	—	2,780
Prepaids and other current assets	(113)	(1,292)	(593)	—	(1,998)
Accounts payable	—	1,421	178	—	1,599
Accounts payable - Affiliates	—	(21,230)	296	20,934	—
Accrued liabilities	(11,885)	(15,779)	(1,190)	—	(28,854)
Other assets and liabilities	—	479	66	—	545

Net cash provided by (used in) operating activities	2,585	15,519	(432)	—	17,672

Cash flows from investing activities
Capital expenditures	—	(9,244)	(643)	—	(9,887)

Net cash used in investing activities	—	(9,244)	(643)	—	(9,887)

Cash flows from financing activities
Principal payments on Senior Credit Facility due 2017	(2,563)	—	—	—	(2,563)
Payments on capital lease obligation	—	(29)	—	—	(29)
Minimum tax withholding on restricted stock awards	(22)	—	—	—	(22)

Net cash used in financing activities	(2,585)	(29)	—	—	(2,614)

Effect of exchange rate changes on cash	—	—	(110)	—	(110)

Net (decrease) increase in cash	—	6,246	(1,185)	—	5,061
Cash at beginning of period	44	201,750	24,959	—	226,753

Cash at end of period	$44	$207,996	$23,774	$—	$231,814

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(AMOUNTS IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$201,750	$24,959	$—	$226,753
Accounts receivable, net of allowances	—	137,920	21,502	—	159,422
Accounts receivable - affiliates	1,444,777	—	219,515	(1,664,292)	—
Deferred tax assets	—	9,103	—	—	9,103
Income tax receivable	—	275	5,099	—	5,374
Prepaid and other current assets	4,543	16,165	6,209	—	26,917

Total current assets	1,449,364	365,213	277,284	(1,664,292)	427,569
Property and equipment, net	—	74,460	8,170	—	82,630
Capitalized software, net	—	205,462	3,221	—	208,683
Deferred costs, net	46,234	—	—	—	46,234
Goodwill	—	1,684,856	—	—	1,684,856
Identifiable intangibles, net	—	568,082	4,322	—	572,404
Long-term note receivable - affiliates	—	—	7,299	(7,299)	—
Other assets	—	8,225	141	—	8,366
Investment in subsidiaries	1,204,399	277,278	—	(1,481,677)	—

Total assets	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$12,378	$1,729	$—	$14,107
Accounts payable - affiliates	—	1,669,228	—	(1,669,228)	—
Accrued liabilities	31,829	49,485	11,193	—	92,507
Deferred revenues	—	3,090	2,883	—	5,973
Current portion of capital lease obligation	—	117	—	—	117
Current portion of long term debt, net of original issue discount	9,800	—	—	—	9,800

Total current liabilities	41,629	1,734,298	15,805	(1,669,228)	122,504
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax and other tax liabilities	—	236,737	—	—	236,737
Long-term debt, net of current portion and original issue discount	1,469,075	—	—	—	1,469,075
Long-term capital lease obligation, less current maturities	—	381	—	—	381
Other long-term liabilities	—	578	7,354	—	7,932

Total liabilities	1,510,704	1,979,177	23,159	(1,676,411)	1,836,629

Stockholder equity:
Common stock	—	—	125	(125)	—
Additional paid-in capital	1,208,365	529,580	356,113	(885,693)	1,208,365
Retained earnings (accumulated deficit)	(21,472)	666,059	(54,068)	(611,991)	(21,472)
Accumulated other comprehensive income (loss)	2,400	8,760	(24,892)	16,132	2,400

Total Syniverse Holdings Inc. stockholder equity	1,189,293	1,204,399	277,278	(1,481,677)	1,189,293
Noncontrolling interest	—	—	—	4,820	4,820

Total equity	1,189,293	1,204,399	277,278	(1,476,857)	1,194,113

Total liabilities and stockholder equity	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH MARCH 31, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Revenues	$—	$134,607	$18,074	$—	$152,681

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	49,130	7,329	—	56,459
Sales and marketing	—	9,804	4,498	—	14,302
General and administrative	—	19,430	(1,170)	—	18,260
Depreciation and amortization	—	42,359	1,332	—	43,691
Merger expenses	—	40,549	—	—	40,549

	—	161,272	11,989	—	173,261

Operating income (loss)	—	(26,665)	6,085	—	(20,580)

Other income (expense), net:
Income (loss) from equity investment	(14,683)	7,931	—	6,752	—
Interest income	—	2	24	—	26
Interest expense	(33,149)	—	—	—	(33,149)
Other, net	—	601	(42)	—	559

	(47,832)	8,534	(18)	6,752	(32,564)

Income (loss) before provision for (benefit from) income taxes	(47,832)	(18,131)	6,067	6,752	(53,144)
Benefit from income taxes	(13,118)	(3,448)	(1,864)	—	(18,430)

Net income (loss)	(34,714)	(14,683)	7,931	6,752	(34,714)
Net income attributable to noncontrolling interest	—	—	—	552	552

Net income (loss) attributable to Syniverse Holdings, Inc.	$(34,714)	$(14,683)	$7,931	$6,200	$(35,266)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH MARCH 31, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Net income (loss)	$(34,714)	$(14,683)	$7,931	$6,752	$(34,714)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of ($1,996)	—	—	(2,167)	—	(2,167)

Other comprehensive loss	—	—	(2,167)	—	(2,167)

Comprehensive income (loss)	(34,714)	(14,683)	5,764	6,752	(36,881)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	644	644

Comprehensive income (loss) attributable to Syniverse Holdings, Inc	$(34,714)	$(14,683)	$5,764	$6,108	$(37,525)

(AMOUNTS IN THOUSANDS) CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH MARCH 31, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income (loss)	$(34,714)	$(14,683)	$7,931	$6,752	$(34,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	42,359	1,332	—	43,691
Amortization of deferred debt issuance costs and original issue discount	1,887	—	—	—	1,887
Allowance for uncollectible accounts	—	(143)	(135)	—	(278)
Allowance for credit losses	—	1,660	241	—	1,901
Deferred income tax (benefit) expense	—	(6,143)	1,272	—	(4,871)
Income from equity investment	14,683	(7,931)	—	(6,752)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(18,527)	(2,350)	—	(20,877)
Accounts receivable - affiliates	66,982	184,226	257,595	(508,803)	—
Income tax receivable or payable	—	(5,078)	(2,960)	—	(8,038)
Prepaids and other current assets	(151)	(9,555)	(5,341)	—	(15,047)
Accounts payable	—	(46,157)	35,378	—	(10,779)
Accounts payable - affiliates	37,555	(221,470)	(324,888)	508,803	—
Accrued liabilities	17,942	(47,145)	29,856	—	653
Other assets and liabilities	—	(1,292)	(1,304)	—	(2,596)

Net cash provided by (used in) operating activities	104,184	(149,879)	(3,373)	—	(49,068)

Cash flows from investing activities
Capital expenditures	—	(9,099)	(734)	—	(9,833)
Acquisitions, net of acquired cash	(2,733,121)	—	—	—	(2,733,121)

Net cash used in investing activities	(2,733,121)	(9,099)	(734)	—	(2,742,954)

Cash flows from financing activities
Debt issuance costs paid	(56,000)	—	—	—	(56,000)
Principal payments on Senior Credit Facility due 2017	(2,563)	—	—	—	(2,563)
Borrowings under Senior Credit Facility, net of discount	1,012,500	—	—	—	1,012,500
Proceeds from issuance of 9.125% senior unsecured notes	475,000	—	—	—	475,000
Carlyle contribution from Holdings	1,200,000	—	—	—	1,200,000
Payments on capital lease obligation	—	(11)	—	—	(11)

Net cash provided by (used in) financing activities	2,628,937	(11)	—	—	2,628,926

Effect of exchange rate changes on cash	—	—	(4,321)	—	(4,321)

Net (decrease) increase in cash	—	(158,989)	(8,429)	—	(167,417)
Cash at beginning of period	44	216,551	22,695	—	239,290

Cash at end of period	$44	$57,562	$14,266	$—	$71,873

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$19,576	$2,438	$—	$22,014

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	8,132	1,142	—	9,274
Sales and marketing	—	1,762	614	—	2,376
General and administrative	—	3,195	469	—	3,664
Depreciation and amortization	—	2,225	495	—	2,720
Merger expenses	20,735	21,371	5,097	—	47,203

	20,735	36,685	7,817	—	65,237

Operating loss	(20,735)	(17,109)	(5,379)	—	(43,223)
Other income (expense), net:
Loss from equity investment	(18,235)	(5,482)	—	23,717	—
Interest income	—	—	—	—	—
Interest expense	—	(859)	—	—	(859)
Other, net	—	18	(367)	—	(349)

	(18,235)	(6,323)	(367)	23,717	(1,208)

Loss before benefit from income taxes	(38,970)	(23,432)	(5,746)	23,717	(44,431)
Benefit from income taxes	(8,203)	(5,197)	(264)	—	(13,664)

Net loss	(30,767)	(18,235)	(5,482)	23,717	(30,767)
Net loss attributable to noncontrolling interest	—	—	—	(3)	(3)

Net loss attributable to Syniverse Holdings, Inc.	$(30,767)	$(18,235)	$(5,482)	$23,720	$(30,764)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated

Net loss	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of $0	—	(425)	(1,941)	—	(2,366)

Other comprehensive loss	—	(425)	(1,941)	—	(2,366)

Comprehensive loss	(30,767)	(18,660)	(7,423)	23,717	(33,133)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	4	4

Comprehensive loss attributable to Syniverse Holdings, Inc	$(30,767)	$(18,660)	$(7,423)	$23,713	$(33,137)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss)	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,225	495	—	2,720
Amortization of deferred debt issuance costs	—	56	—	—	56
Allowance for uncollectible accounts	—	(24)	70	—	46
Allowance for credit losses	—	21	143	—	164
Deferred income tax expense (benefit)	—	3,802	(1,707)	—	2,095
(Income) loss from equity investment	18,235	5,482	—	(23,717)	—
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Stock-based compensation	29,162	—	—	—	29,162
Other, net	—	16	15	—	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	11,124	526	—	11,650
Accounts receivable - affiliates	8,968	(69,024)	(106,723)	166,779	—
Income tax receivable or payable	—	(33,273)	(1,040)	—	(34,313)
Prepaids and other current assets	—	(2,419)	499	—	(1,920)
Accounts payable	—	46,500	(35,389)	—	11,111
Accounts payable - affiliates	(48,131)	38,214	176,696	(166,779)	—
Accrued liabilities	5,954	34,060	(25,847)	—	14,167
Other assets and liabilities	—	(840)	(122)	—	(962)

Net cash provided by (used in) operating activities	(7,980)	17,685	2,134	—	11,839

Cash flows from investing activities

Net cash used in investing activities	—	—	—	—	—

Cash flows from financing activities
Minimum tax withholding on restricted stock awards	(619)	—	—	—	(619)
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599

Net cash provided by financing activities	7,980	—	—	—	7,980

Effect of exchange rate changes on cash	—	—	15	—	15

Net increase in cash	—	17,685	2,149	—	19,834
Cash at beginning of period	44	198,866	20,546	—	219,456

Cash at end of period	$44	$216,551	$22,695	$—	$239,290

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

•

the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our New Senior Credit Facility (as defined in Note 15 of this Quarterly Report on Form 10-Q) to fund our operations, debt service and capital expenditures.

These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements.

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

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as otherwise may be required by law.

The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger and the related Transactions. Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the three months ended March 31, 2012 and March 31, 2011 without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates our results of operations. The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as well as the unaudited condensed consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Business

In today’s highly competitive wireless industry, a key priority for the roughly 1,100 mobile operators around the world is to offer uninterrupted network coverage to, and seamless wireless connectivity for, subscribers. When subscribers connect using their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is more readily achieved. However, when subscribers roam on other operators’ networks or connect with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and often incompatible technologies, networks and devices. The latter scenario requires physical connections between operators’ networks and numerous agreements that govern these interactions. We believe it is costly and inefficient for mobile operators to connect directly for certain data and transaction types, such as roaming. These transactions require visibility into proprietary subscriber data and usage patterns, it is impractical to do so with other mobile operators who may also be competitors. Therefore, it is important to have a neutral and trusted expert third-party intermediary, such as the Company, as the interface between operators to process these transactions.

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

•

Signaling solutions provide a cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. These services are primarily billed on per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

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

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking packet exchange (“IPX”) and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks. These services are primarily based on fixed monthly charges.

•

RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction. These services generate revenue mainly by transaction-based fees.

•

Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing. These services are based on per-subscriber or per-transaction fees.

•

Number portability services allow subscribers to retain their phone numbers when changing mobile service providers. These services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations.

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

Executive Overview

Financial Highlights

For the three months ended March 31, 2012, revenues increased $10.4 million, or 5.9%, to $185.1 million from $174.7 million for the three months ended March 31, 2011. The increase was primarily driven by transaction volume increases in our Network service offering, specifically our MDR, number portability and our IPX products. For the three months ended March 31, 2012, operating expenses increased $5.5 million, primarily due to higher headcount-related expenses of $4.2 million, including non-cash stock-based compensation and performance-based compensation and higher cost of operations driven by higher variable costs including message termination fees. Depreciation and amortization expenses decreased $3.2 million to $43.2 million for the three months ended March 31, 2012 from $46.4 million for the same period in 2011 primarily due to reduced intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger. Restructuring and management termination benefits expenses were $0.4 for the three months ended March 31, 2012 resulting from our December 2011 restructuring plans and relate to a liability for a leased facility we exited effective March 1, 2012. Operating income (loss) increased $95.5 million to $31.7 million for the three months ended March 31, 2012 from $63.8 million in loss for the same period in 2011. The change in operating income (loss) was primarily driven by the $87.8 million in Merger expenses in the three months ended March 31, 2011 and the stronger business performance for the three months ended March 31, 2012 compared to the prior year quarter.

Business Development

Verizon Wireless Renewal

In September 2011, contracts with Verizon Wireless, our largest customer, expired. Verizon Wireless uses a large suite of our services for its data clearing and roaming operations – products such as interstandard roaming solutions, MDR, data clearing house, RTI tools and a number of other services. Verizon Wireless’ new terms and pricing are under negotiation and may result in reduced pricing in future periods. We believe we will be successful in renewing our contract with Verizon Wireless and continue to provide services on a month-to-month basis at existing terms pending this contract renewal.

Senior Credit Facility Refinancing

On April, 23, 2012, we refinanced our Senior Credit Facility with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the New Senior Credit Facility consisting of (i) a $950.0 million Term Loan Facility, which was issued with an original issue discount of

$9.5 million; and (ii) commitments of $150.0 million Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit, which was issued with an original issue discount of $1.8 million. In conjunction with this refinancing, we utilized $81.3 million of cash to pay down the principal balance of the term loan under the Senior Credit Facility of approximately $62.2 million, original issue discount on the New Senior Credit Facility of $11.3 million, $7.2 million in financing costs and $0.5 million of accrued interest and fees for the Senior Credit Facility.

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

•	Sales and marketing includes personnel costs, advertising and website costs, trade show costs and related marketing costs.

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

•	Restructuring and management termination benefits represents termination costs including severance, benefits and other related employee costs and facility costs.

•

Merger expenses includes stock-based compensation related to the acceleration of the existing equity awards in connection with the Merger, advisory costs, professional services costs including legal, tax and audit services, insurance costs and transaction fees and expenses paid to Carlyle incurred in connection with the Transactions.

Consolidated Results of Operations

The following tables present an overview of our results of operations for the three months ended March 31, 2012 and 2011:

	Successor		Combined Predecessor & Successor		Successor		Predecessor	% of Revenues	Three months ended March 31, 2012 vs. 2011 $	Three months ended March 31, 2012 vs. 2011%
	Three months ended March 31, 2012	% of Revenues	Three months ended March 31, 2011	% of Revenues	Period from January 13 to March 31, 2011	% of Revenues	Period from January 1 to January 12, 2011
	(dollars in thousands)
Revenues:
Network services	$84,636	45.7%	$74,151	42.4%	$64,970	42.6%	$9,181	41.7%	$10,485	14.1%
Messaging services	47,008	25.4%	48,646	27.9%	42,448	27.8%	6,198	28.2%	(1,638)	(3.4)%
Roaming services	49,143	26.6%	48,059	27.5%	41,691	27.3%	6,368	28.9%	1,084	2.3%
Other	4,278	2.3%	3,839	2.2%	3,572	2.3%	267	1.2%	439	11.4%

Revenues	185,065	100.0%	174,695	100.0%	152,681	100.0%	22,014	100.0%	10,370	5.9%
Costs and expenses:
Cost of operations	67,016	36.2%	65,733	37.6%	56,459	37.0%	9,274	42.1%	1,283	2.0%
Sales and marketing	17,822	9.7%	16,678	9.6%	14,302	9.4%	2,376	10.8%	1,144	6.9%
General and administrative	25,011	13.5%	21,924	12.5%	18,260	12.0%	3,664	16.6%	3,087	14.1%
Depreciation and amortization	43,184	23.3%	46,411	26.6%	43,691	28.6%	2,720	12.4%	(3,227)	(7.0)%
Restructuring and management termination benefits	374	0.2%	—	0.0%	—	0.0%	—	0.0%	374	100.0%
Merger expenses	—	0.0%	87,752	50.2%	40,549	26.5%	47,203	214.4%	(87,752)	(100.0)%

	153,407	82.9%	238,498	136.5%	173,261	113.5%	65,237	296.3%	(85,091)	(35.7)%

Operating income (loss)	31,658	17.1%	(63,803)	(36.5)%	(20,580)	(13.5)%	(43,223)	(196.3)%	95,461	(149.6)%
Other income (expense), net:
Interest income	232	0.1%	26	0.0%	26	0.0%	—	0.0%	206	792.3%
Interest expense	(26,534)	(14.3)%	(34,008)	(19.5)%	(33,149)	(21.7)%	(859)	(3.9)%	7,474	(22.0)%
Other, net	1,314	0.7%	210	0.1%	559	0.4%	(349)	(1.6)%	1,104	525.7%

	(24,988)	(13.5)%	(33,772)	(19.4)%	(32,564)	(21.3)%	(1,208)	(5.5)%	8,784	(26.0)%

Income (loss) before provision for (benefit from) income taxes	6,670	3.6%	(97,575)	(55.9)%	(53,144)	(34.8)%	(44,431)	(201.8)%	104,245	(106.8)%
Provision for (benefit from) income taxes	2,157	1.2%	(32,094)	(18.4)%	(18,430)	(12.1)%	(13,664)	(62.1)%	34,251	(106.7)%

Net income (loss)	4,513	2.4%	(65,481)	(37.5)%	(34,714)	(22.7)%	(30,767)	(139.7)%	69,994	(106.9)%
Net income (loss) attributable to noncontrolling interests	1,231	0.7%	549	0.3%	552	0.4%	(3)	(0.0)%	682	124.0%

Net income (loss) attributable to Syniverse Holdings, Inc.	$3,282	1.8%	$(66,030)	(37.8)%	$(35,266)	(23.1)%	$(30,764)	(139.7)%	$69,312	(105.0)%

Revenues

Revenues increased $10.4 million to $185.1 million for the three months ended March 31, 2012 from $174.7 million for the same period in 2011. The increase in revenues was primarily due to transaction volume growth driven by our Network service offering.

Network services revenues increased $10.5 million, or 14.1%, to $84.6 million for the three months ended March 31, 2012 from $74.1 million for the same period in 2011. The increase is primarily due to continued volume increases across our MDR platform of $7.5 million, increased porting volumes from number portability of $1.3 million primarily generated in North America and India and our IPX solution of $1.3 million.

Messaging services revenues decreased $1.6 million, or 3.4%, to $47.0 million for the three months ended March 31, 2012 from $48.6 million for the same period in 2011. The decrease is primarily due to the SMS/MMS impact of lower pricing for 2011 customer contract renewals and slower volume growth. These decreases are partially offset by volume growth in our enterprise messaging product of $4.5 million.

Roaming services revenues increased $1.1 million, or 2.3%, to $49.1 million for the three months ended March 31, 2012 from $48.1 million for the same period in 2011. The increase was primarily due to growth in our value added roaming services products, including roaming agreement management. The revenue impact of our data clearing house volume growth was partially offset by the impact of lower pricing for customer contract renewals and certain operator infrastructure investments. Volume growth in our data clearing house continues to be predominantly generated by data sessions and SMS compared to the prior year first quarter.

Other services revenues increased $0.4 million, or 11.4%, to $4.3 million for the three months ended March 31, 2012 from $3.8 million for the same period in 2011. The increase relates to a greater number of completed turn-key technology solutions projects.

Expenses

Cost of operations increased $1.3 million to $67.0 million for the three months ended March 31, 2012 from $65.7 million for the same period in 2011. The increase in cost of operations by category of spending is outlined in the table below.

	Successor	Combined Predecessor & Successor	Three months ended March 31, 2012 vs. 2011 $	Three months ended March 31, 2012 vs. 2011%
	Three months ended March 31, 2012	Three months ended March 31, 2011
	(dollars in thousands)
Detail of Cost of Operations:
Headcount and related costs	22,630	22,669	$(39)	(0.2)%
Variable costs	14,100	14,842	(742)	(5.0)%
Data processing and related hosting and support costs	18,332	16,336	1,996	12.2%
Network costs	9,566	9,566	—	0.0%
Other operating related costs	2,388	2,320	68	2.9%

Cost of Operations	$67,016	$65,733	$1,283	2.0%

The increase in data processing and related hosting and support costs is primarily due to increased facility-related hosting costs from our data center expansion to support additional capacity and capability. Variable costs decreased due to a lower revenue share cost resulting from a contractual rate reduction, partially offset by increased volumes in our mobile enterprise services, including messaging termination fees. As a percentage of revenues, cost of operations decreased to 36.2% for the three months ended March 31, 2012 from 37.6% for the three months ended March 31, 2011.

Sales and marketing expenses increased $1.1 million to $17.8 million for the three months ended March 31, 2012 from $16.7 million for the same period in 2011. The increase is driven by higher headcount and travel related expenses associated with expanding our global sales force to support growth in developing markets. The increased headcount costs include non-cash stock-based compensation and performance-based compensation. As a result of the Merger, there were no stock based compensation programs in effect at March 31, 2011. Accordingly, we did recognize non-cash stock based compensation expense, aside from the impact of the Merger, in the three months ended March 31, 2011. As a percentage of revenues, sales and marketing expense slightly increased to 9.7% for the three months ended March 31, 2012 from 9.6% for the three months ended March 31, 2011.

General and administrative expenses increased $3.1 million to $25.0 million for the three months ended March 31, 2012 from $21.9 million for the same period in 2011. The increase was primarily due to higher stock-based compensation and professional services. As a percentage of revenues, general and administrative expense increased to 13.5% for the three months ended March 31, 2012 from 12.5% for the three months ended March 31, 2011.

Depreciation and amortization expenses decreased $3.2 million to $43.2 million for the three months ended March 31, 2012 from $46.4 million for the same period in 2011. The decrease was driven intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger.

Restructuring and management termination benefits expenses were $0.4 million for the three months ended March 31, 2012, resulting from our December 2011 restructuring plans and relate to a liability for a leased facility we exited effective March 1, 2012.

Other Income (Expense)

Interest expense decreased $7.5 million to $26.5 million for the three months ended March 31, 2012 from $34.0 million for the same period in 2011. The decrease is primarily due to pre-Merger interest expense in the Successor period of $10.2 million, which includes $7.1 million in financing costs associated with an unused bridge loan.

Other, net increased $1.1 million to a gain of $1.3 million for the three months ended March 31, 2012 from a $0.2 million gain for the same period in 2011. The increase was primarily due to foreign currency transaction gains on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes increased $34.3 million to a $2.2 million provision for the three months ended March 31, 2012, from a $32.1 million benefit for the same period in 2011. During the three months ended March 31, 2012 and 2011, the effective tax rate was an expense of 32.3% and a benefit of 32.9%, respectively. The change in our effective tax rate is chiefly attributable to costs related to the Merger in 2011, some of which are non-deductible for income tax purposes, a change in our valuation allowances in certain foreign jurisdictions, and state and local income tax rate changes and their effect on our deferred tax liabilities.

Liquidity and Capital Resources

Our primary sources of liquidity are expected to be cash flow from operations, as well as funds available under the revolving portion of our New Senior Credit Facility, which we entered into on April 23, 2012 to reference our Senior Credit Facility. We believe that, based on projected operating cash flow and the availability of funds from our revolving portion of our New Senior Credit Facility, we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that this liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. We may need supplemental funding for these activities, which we believe could be available from the debt markets. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. We believe that our cash on hand, together with cash from operations and, if required, borrowings under the revolving portion of our New Senior Credit Facility, will be sufficient for our cash requirements for the next twelve months.

Cash Flow Information

Cash and cash equivalents were $231.8 million at March 31, 2012 as compared to $226.8 million at December 31, 2011. The following table sets forth, for the periods indicated, selected consolidated cash flow information.

	Successor	Combined Predecessor & Successor
	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$17,672	$(37,229)
Net cash used in investing activities	(9,887)	(2,742,954)
Net cash (used in) provided by financing activities	(2,614)	2,636,906
Effect of exchange rate changes on cash	(110)	(4,306)

Net increase (decrease) in cash	$5,061	$(147,583)

Net cash provided by (used in) operating activities increased $54.9 million to $17.7 million for the three months ended March 31, 2012 from $(37.2) million for the same period in 2011. Net income adjusted for non-cash items increased $34.1 million, primarily as a result of the cash Merger expenses in the three months ended March 31, 2011. Cash used for working capital was driven by the changes in the income tax receivable position due to the tax deductible Merger expenses and timing of interest payments under the Senior Notes and Senior Credit Facility entered into in connection with the Merger. No interest payments were required during the three months ended March 31, 2011.

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2012, all related to capital expenditures. Capital expenditures related to investments in internal infrastructure, including capacity increases as well as capitalized software for new products and services. Net cash used in investing activities for the three months ended March 31, 2011 was $2,743.0 million, which includes $9.8 million for capital expenditures and $2,733.1 million of cash consideration for the Merger. Capital expenditures were primarily related to investment in messaging infrastructure and integration and capitalized software for new products and services.

Net cash used in financing activities was $2.6 million for the three months ended March 31, 2012. Net cash provided by financing activities was $2,636.9 million for the three months ended March 31, 2011, which includes $1,487.5 million of borrowings on our Senior Credit Facility and Senior Notes as well as $1,200.0 million of cash equity contributions from Holdings offset by $56.0 million of financing costs paid that were capitalized and $2.6 million of principal payments on our Senior Credit Facility.

Debt and Credit Facilities

Senior Credit Facility

On December 21, 2010, we entered into our Senior Credit Facility consisting of a $150.0 million revolving credit facility and a $1,025.0 million term loan facility and on January 13, 2011, our Senior Credit Facility became effective. On April, 23, 2012, we refinanced our Senior Credit Facility by entering into the New Senior Credit Facility (described below) and terminating the Senior Credit Facility. As of March 31, 2012, the obligations under the Senior Credit Facility were unconditionally guaranteed by Buccaneer Holdings, Inc. and each of the current and future direct and indirect wholly owned domestic subsidiaries of Syniverse Holdings, Inc. and were secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Holdings, Inc. and the guarantors, in each case, subject to certain exceptions. As of March 31, 2012, the obligations under the Senior Credit Facility were also secured by a pledge of the capital stock of Syniverse Holdings, Inc. and its direct and indirect wholly owned domestic subsidiaries subject to certain exceptions.

As of March 31, 2012, borrowings under our Senior Credit Facility bore interest at a floating rate which could be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.50% or a base rate floor of 2.50%, as applicable. As of March 31, 2012, the applicable margin for the term loan and revolving loans under our Senior Credit Facility was 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment based on a total net leverage ratio test.

As of March 31, 2012, we had a carrying amount of $1,012.2 million, excluding original issue discount, of outstanding indebtedness under our Senior Credit Facility. As of March 31, 2012, the applicable interest rate was 5.25% on the term loan facility based on the Eurodollar option.

Our revolving credit facility had an outstanding Euro letter of credit of $1.9 million at March 31, 2012, which was considered a reduction against our revolving credit facility under the credit agreement. The unused commitment under the revolving credit facility was $148.1 million at March 31, 2012.

New Senior Credit Facility

On April, 23, 2012, we refinanced our Senior Credit Facility with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the New Senior Credit Facility consisting of (i) the $950.0 million Term Loan Facility; and (ii) the $150.0 million Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit. In conjunction with this refinancing, we utilized $81.3 million of cash to pay down the principal balance of the term loan under the Senior Credit Facility of approximately $62.2 million, original issue discount on the New Senior Credit Facility of $11.3 million, $7.2 million in financing costs and $0.5 million of accrued interest and fees for the Senior Credit Facility.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by up to (i) $425 million plus (ii) an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Our Term Loan Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facility and (iii) the date the loans under the Term Loan Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facility will be the First Springing Maturity Date and (b) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.

Commencing on September 30, 2012, our Term Loan Facility will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under our New Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that prepayments and certain refinancings of our Term Loan Facility within one year after the closing date of our New Senior Credit Facility will be subject to a prepayment premium of 1.0% of the principal amount prepaid. We must prepay our Term Loan Facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our New Senior Credit Facility unless specifically incurred to refinance a portion of our New Senior Credit Facility) and, for the year ended December 31, 2013 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments. We are also required to make prepayments under our Revolving Credit Facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under our revolving credit facility exceeds the aggregate amount of commitments in respect of our Revolving Credit Facility.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of term loans under the New Senior Credit Facility, subject to a Eurodollar rate floor of 1.25% or a base rate floor of 2.25%, as applicable. The applicable margin for the term loans and revolving loans under our New Senior Credit Facility is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment to 3.50% and 2.50%, respectively, based on a net senior secured leverage ratio of 1.75:1.0.

The following fees are applicable under our revolving credit facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment to 0.25% based on a net senior secured leverage ratio of 1.75:1.0, accruing in respect of the unused portion of our Revolving Credit Facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

Our obligations under our New Senior Credit Facility are guaranteed by Buccaneer Holdings, Inc. and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence, and will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions)). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes.

Our New Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain debt in the event of a change of control, amendments of certain debt documents and the activities of Buccaneer Holdings, Inc. The negative covenants are subject to the customary exceptions.

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125%, referred to herein as the Senior Notes, that will mature on January 15, 2019. Interest on the Senior Notes will be paid on January 15 and July 15 of each year, commencing July 15, 2011.

The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of March 31, 2012, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.

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

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income (loss), the closest GAAP financial measure to Adjusted EBITDA, is presented in the following financial tables:

	Successor	Combined Predecessor & Successor
	Three months ended March 31,
	2012	2011
	(in thousands)
Reconciliation to Adjusted EBITDA
Net income (loss)	$4,513	$(65,481)
Other expense (expense), net	24,988	33,772
Provision for (benefit from) income taxes	2,157	(32,094)
Depreciation and amortization	43,184	46,411
Restructuring and management termination benefits (a)	374	—
Non-cash stock compensation (b)	2,688	—
Acquisition, integration and other expenses (c)	510	813
Carlyle transaction and merger expenses (d)	—	87,752
Management fee and related expenses (e)	736	904

Adjusted EBITDA	$79,150	$72,077

(a)	Reflects restructuring costs associated with a liability for a leased facility we exited effective March 1, 2012.
(b)	Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within the Transactions and Merger expenses (see (d) below).
(c)	Reflects items associated with acquisition and integration expenses, such as incremental contractor, travel and marketing costs, and certain advisory services and employee retention costs.
(d)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.
(e)	Reflects management fees paid to Carlyle and related expenses.

A reconciliation of Free Cash Flow to net cash provided by operating activities, the closest GAAP measure, is presented in the following financial table:

	Successor	Combined Predecessor & Successor
	Three months ended March 31,
	2012	2011
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by (used in) operating activities	$17,672	$(37,229)
Merger expenses	—	87,752
Less: non-cash stock compensation included in Merger expenses	—	(29,162)
Pre-Merger interest expense	—	10,219
Capital expenditures	(9,887)	(9,833)

Free Cash Flow	$7,785	$21,747

Off-Balance Sheet Arrangements

We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $144.5 million and $129.8 million as of March 31, 2012 and December 31, 2011, respectively.

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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3.0 million, reimburse its out-of-pocket expenses and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee and related expenses associated with the Transactions of $31.5 million on the effective date of the Merger.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2012 and 2011.

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

During the three months ended March 31, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011 that had a material impact on our financial statements. You should read “Risk Factors” and our summary of significant accounting policies in Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which is included in the ASC in Topic 820 (Fair Value Measurement). ASU 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. We adopted this guidance effective January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 (Comprehensive Income). The ASU requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. We adopted this guidance effective January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is included in the ASC in Topic 350 (Intangibles – Goodwill and Other). ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We have been exposed to changes in interest rates on our Senior Credit Facility. Our Senior Credit Facility was subject to variable interest rates dependent upon the Eurodollar floor. Under our credit agreement governing the Senior Credit Facility, the Eurodollar rate floor was 1.50% and the base rate floor was 2.50%, as of March 31, 2012. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2012, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would have an annual impact of $1.3 million on our interest expense.

Foreign Currency Market Risk

Although the majority of our operations are conducted in United States dollars, our foreign operations are conducted in Euros and Great Britain Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2012 compared to the average foreign currency exchange rates during the same period in 2011 would have increased or decreased our revenues and net income by approximately $2.4 million and $0.8 million, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012. Based on our evaluation, as of March 31, 2012, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A: RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2011 Annual Report on Form 10-K, and disclosed elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from the filing date of our Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019(1)

10.1	Credit Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (2)

10.2	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)

10.3	Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 26, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: May 9, 2012	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Administrative and Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019(1)

10.1	Credit Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (2)

10.2	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)

10.3	Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 26, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise is not subject to liability under these sections.