Form 10-Q
period 2012-06-30
SYNIVERSE HOLDINGS INC
filed 2012-08-08
CIK 1169264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of August 8, 2012 was 1,000.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$190,596	$226,753
Accounts receivable, net of allowances of $8,408 and $7,374, respectively	165,978	159,422
Deferred tax assets	9,133	9,103
Income taxes receivable	9,046	5,374
Prepaid and other current assets	27,679	26,917

Total current assets	402,432	427,569
Property and equipment, net	89,224	82,630
Capitalized software, net	213,780	208,683
Deferred costs, net	44,969	46,234
Goodwill	1,684,856	1,684,856
Identifiable intangibles, net	524,743	572,404
Other assets	7,374	8,366

Total assets	$2,967,378	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$25,605	$14,107
Income taxes payable	1,486	0
Accrued liabilities	80,468	92,507
Deferred revenues	9,689	5,973
Current portion of capital lease obligation	7,757	117
Current portion of long term debt, net of original issue discount	7,086	9,800

Total current liabilities	132,091	122,504
Long-term liabilities:
Deferred tax and other tax liabilities	235,143	236,737
Long-term capital lease obligation, less current maturities	4,136	381
Long-term debt, net of current portion and original issue discount	1,401,666	1,469,075
Other long-term liabilities	7,760	7,932

Total liabilities	1,780,796	1,836,629

Commitments and contingencies

Stockholder equity:
Common stock, $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2012 and December 31, 2011	0	0
Additional paid-in capital	1,212,765	1,208,365
Accumulated deficit	(33,961)	(21,472)
Accumulated other comprehensive income	1,652	2,400

Total Syniverse Holdings, Inc. stockholder equity	1,180,456	1,189,293
Noncontrolling interest	6,126	4,820

Total equity	1,186,582	1,194,113

Total liabilities and stockholder equity	$2,967,378	$3,030,742

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Successor		Successor		Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,	Period from January 13 to June 30,	Period from January 1 to January 12,
	2012	2011	2012	2011
Revenues	$183,208	$195,080	$368,273	$347,761	$22,014

	(Unaudited)
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	67,308	68,291	134,324	124,750	9,274
Sales and marketing	16,935	14,921	34,758	29,223	2,376
General and administrative	33,501	24,926	58,511	43,186	3,664
Depreciation and amortization	44,089	49,582	87,273	93,273	2,720
Restructuring and management termination benefits	257	1,777	631	1,777	0
Merger expenses	0	0	0	40,549	47,203

	162,090	159,497	315,497	332,758	65,237

Operating income (loss)	21,118	35,583	52,776	15,003	(43,223)

Other income (expense), net:
Interest income	272	18	504	44	0
Interest expense	(38,025)	(26,089)	(64,559)	(59,238)	(859)
Other, net	(833)	(44)	481	515	(349)

	(38,586)	(26,115)	(63,574)	(58,679)	(1,208)

Income (loss) before provision for (benefit from) income taxes	(17,468)	9,468	(10,798)	(43,676)	(44,431)
Provision for (benefit from) income taxes	(2,122)	3,829	35	(14,601)	(13,664)

Net income (loss)	(15,346)	5,639	(10,833)	(29,075)	(30,767)
Net income (loss) attributable to noncontrolling interest	425	669	1,656	1,221	(3)

Net income (loss) attributable to Syniverse Holdings, Inc.	$(15,771)	$4,970	$(12,489)	$(30,296)	$(30,764)

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Successor		Successor		Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,	Period from January 13 to June 30,	Period from January 1 to January 12,
	2012	2011	2012	2011
	(Unaudited)
Net income (loss)	$(15,346)	$5,639	$(10,833)	$(29,075)	$(30,767)
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment (1)	(646)	4,740	(1,098)	2,573	(2,366)

Other comprehensive income (loss)	(646)	4,740	(1,098)	2,573	(2,366)

Comprehensive income (loss)	(15,992)	10,379	(11,931)	(26,502)	(33,133)
Less: comprehensive income attributable to noncontrolling interest	169	663	1,306	1,307	4

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$(16,161)	$9,716	$(13,237)	$(27,809)	$(33,137)

(1)	Foreign currency translation adjustments are shown net of tax expense (benefit) of ($1,129) and $34 for the three months ended June 30, 2012 and 2011, respectively, and net of tax expense (benefit) of ($558), $2,030 and $0 for the six months ended June 30, 2012, period January 13 through June 30, 2011 and January 1 through January 12, 2011, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Successor		Predecessor
	Six Months Ended June 30,	Period from January 13 to June 30,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Operating activities
Net (loss)	$(10,833)	$(29,075)	$(30,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,273	93,273	2,720
Amortization of deferred debt issuance costs and original issue discount	3,972	3,497	56
Write-off of deferred financing costs and original issue discount	12,573	0	0
Allowance for uncollectible accounts	517	80	46
Allowance for credit losses	3,279	6,282	164
Deferred income tax expense (benefit)	(1,066)	(4,749)	2,095
Excess tax benefit from stock-based compensation	0	0	8,599
Stock-based compensation	4,426	2,433	29,162
Other, net	1,285	23	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,310)	(46,544)	11,650
Income tax receivable or payable	(2,186)	25,874	(34,313)
Prepaid and other current assets	(2,424)	(11,263)	(1,920)
Accounts payable	11,544	(8,601)	11,111
Accrued liabilities and deferred revenues	(8,425)	8,584	14,167
Other assets and long-term liabilities	291	(5,299)	(962)

Net cash provided by operating activities	89,916	34,515	11,839

Investing activities
Capital expenditures	(39,690)	(26,265)	0
Acquisitions, net of cash acquired	0	(2,733,121)	0

Net cash used in investing activities	(39,690)	(2,759,386)	0

Financing activities
Debt issuance costs paid	(10,181)	(56,000)	0
Principal payments on Old Senior Credit Facility due 2017	(1,014,750)	(5,125)	0
Borrowings under Old Senior Credit Facility, net of discount	0	1,012,500	0
Borrowings under New Senior Credit Facility, net of discount	940,500	0	0
Proceeds from issuance of 9.125% senior unsecured notes	0	475,000	0
Carlyle contribution from Holdings	0	1,200,000	0
Payments on capital lease obligation	(58)	(68)	0
Minimum tax withholding on stock-based compensation plans	(26)	0	(619)
Excess tax benefit from stock-based compensation	0	0	8,599

Net cash (used in) provided by financing activities	(84,515)	2,626,307	7,980

Effect of exchange rate changes on cash	(1,868)	2,970	15

Net increase (decrease) in cash	(36,157)	(95,594)	19,834
Cash at beginning of period	226,753	239,290	219,456

Cash at end of period	$190,596	$143,696	$239,290

Supplemental noncash investing and financing activities
Capital lease additions	$11,905	$0	$0

Supplemental cash flow information
Interest paid	$50,725	$13,885	$0
Income taxes paid (refunded)	3,310	(31,979)	71

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Description of Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. Since 1987, including our time as part of our former parent company, we have served as one of the mobile telecommunication industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearing house, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to mobile subscribers, including wireless voice and data roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), number portability and wireless value-added services. We currently provide our services to nearly 740 telecommunications operators and to more than 150 enterprise customers in 160 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., a Delaware corporation (“Holdings”) formed by an affiliate of The Carlyle Group (“Carlyle”) and Buccaneer Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) formed solely for the purpose of entering into the merger, Merger Sub merged with and into Syniverse Holdings, Inc. with Syniverse Holdings, Inc. as the surviving corporation (also referred to herein as the “Merger”). We also refer to the Merger together with all related transactions to effect the Merger discussed in our Annual Report on Form 10-K as the “Transactions”. As a result of the Merger, Syniverse Holdings, Inc. became a wholly-owned subsidiary of Holdings.

Merger Sub was determined to be the acquirer for accounting purposes and therefore, the Merger was accounted for using the acquisition method of accounting. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. Periods prior to January 13, 2011 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods on and after January 13, 2011 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”). Certain Merger expenses and financing costs incurred prior to January 13, 2011 by Merger Sub are included in the Successor period. The only activity undertaken by Merger Sub prior to January 13, 2011 related to the financing and completion of the Merger. For accounting purposes, the purchase price allocation was applied on January 13, 2011.

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2011 (“2011 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2011 financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

The unaudited condensed consolidated financial statements include the accounts of Syniverse Holdings, Inc. and all of its wholly owned subsidiaries and a variable interest entity for which Syniverse Holdings, Inc. is deemed to be the primary beneficiary. References to “the Company,” “us,” or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion of a consolidated joint venture not owned by us. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

We prepare our financial statements in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the period. Actual results could differ from those estimates.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $167,973 and $129,796 as of June 30, 2012 and December 31, 2011, respectively.

Seasonality

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.

Segment Information

In accordance with the applicable accounting guidance, we have evaluated our portfolio of service offerings, reportable segments and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. Based on our evaluation, we determined that we have one operating segment and one reportable segment.

Revenues by service offering were as follows:

	Successor
	Three months ended June 30,
	2012	2011
	(Unaudited)
Network services	$84,861	$83,450
Messaging services	44,442	48,965
Roaming services	48,087	56,260
Other	5,818	6,405

Revenues	$183,208	$195,080

	Successor		Predecessor
	Six months ended June 30,	Period from January 13 to June 30,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Network services	$169,497	$148,420	$9,181
Messaging services	91,450	91,413	6,198
Roaming services	97,230	97,951	6,368
Other	10,096	9,977	267

Revenues	$368,273	$347,761	$22,014

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three months ended June 30,
	2012	2011
	(Unaudited)
North America	$137,706	$153,363
Asia Pacific	18,086	16,020
Caribbean and Latin America	13,200	11,113
Europe, Middle East and Africa	14,216	14,584

Revenues	$183,208	$195,080

	Successor		Predecessor
	Six months ended June 30,	Period from January 13 to June 30,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
North America	$279,644	$274,061	$17,294
Asia Pacific	34,447	27,710	1,295
Caribbean and Latin America	26,323	19,962	1,428
Europe, Middle East and Africa	27,859	26,028	1,997

Revenues	$368,273	$347,761	$22,014

For the three months ended June 30, 2012 and 2011, we derived 70.1% and 78.1%, respectively, of our revenues from customers in the United States. For the six months ended June 30, 2012, the period January 13, 2011 through June 30, 2011 and January 1 through January 12, 2011, we derived 70.6%, 78.3% and 80.5%, respectively, of our revenues from customers in the United States. During the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and during the periods January 13 through June 30 and January 1 through January 12, 2011, we did not generate revenue in excess of 10% of total revenues in any other individual country.

Long-lived assets by geographic location were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
North America	$291,325	$279,931
Asia Pacific	4,969	5,164
Caribbean and Latin America	280	293
Europe, Middle East and Africa	6,430	5,925

Total long-lived assets	$303,004	$291,313

3. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which is included in the ASC in Topic 820 “Fair Value Measurement”. ASU 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard was effective for our financial statements beginning January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. The ASU requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement was effective for presentation of comprehensive income for fiscal years beginning January 1, 2012 and interim periods within those years and is applied retrospectively. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is included in the ASC in Topic 350 “Intangibles—Goodwill and Other”. ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Accrued payroll and related benefits	$20,878	$37,190
Accrued interest	29,120	31,831
Accrued network payables	7,597	7,052
Accrued revenue share expenses	1,878	1,799
Other accrued liabilities	20,995	14,635

Total accrued liabilities	$80,468	$92,507

5. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months and six months ended June 30, 2012 was a benefit of 12.1% and an expense of 0.3% respectively. The effective tax rate for the three months ended June 30, 2011, the period January 13, 2011 through June 30, 2011, and the period from January 1 through January 12, 2011, was an expense of 40.4%, a benefit of 33.4%, and a benefit of 30.8%, respectively.

The change in our effective tax rate is chiefly attributable to (i) costs related to the Merger in 2011, some of which were non-deductible for income tax purposes, (ii) state and local income tax rate changes, (iii) a shift in taxable income to lower foreign tax jurisdictions driven by the higher interest expense for our new debt instruments, (iv) debt extinguishment costs and debt issuance costs related to the establishment of a new credit agreement for our senior credit facility and revolving credit facility (as discussed in Note 6), and (v) higher professional service costs related to business development activities including our pending business acquisition discussed in Note 8.

We file a consolidated U.S. federal income tax return under Buccaneer Holdings, Inc. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying condensed consolidated statements of operations.

6. Debt and Credit Facilities

Our total debt outstanding as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Senior Credit Facility:
Term Loan B, due 2019	$950,000	$0
Term loan B, due 2017	0	1,014,750
$150,000 revolving credit facility	0	0
Original issue discount	(16,248)	(10,875)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000

Total debt	1,408,752	1,478,875
Less: Current portion
Long-term debt, current portion	(9,500)	(10,250)
Original issue discount, current portion	2,414	450

Long-term debt	$1,401,666	$1,469,075

Maturities of long-term debt excluding the original issue discount as of June 30, 2012 for each of the five succeeding fiscal years are as follows:

Period ended December 31, 2012	4,750
Year ended December 31, 2013	9,500
Year ended December 31, 2014	9,500
Year ended December 31, 2015	9,500
Year ended December 31, 2016	9,500
Thereafter	1,382,250

$1,425,000

We incurred debt issuance costs of $19,681 associated with our New Senior Credit Facility (as defined below) consisting of $11,345 of original issue discount and $8,336 of deferred financing fees. Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2012 was $8,412 and $10,429, respectively. This amount includes amortization related to our Senior Credit Facility and our Senior Notes. Amortization during the second quarter included $6,458 for a write-off of original issue discount and deferred financing fees related to the refinancing of our Old Senior Credit Facility as defined below. Amortization expense for the three months ended June 30, 2011, the period January 13, 2011 through June 30, 2011, and the period January 1 through January 12, 2011, for debt issuance costs and original issue discount was $1,686, $3,573 and $56, respectively. Amortization is included in interest expense in the consolidated statement of operations. The net book value of deferred financing fees included in the accompanying condensed consolidated balance sheets is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Debt issuance costs:
Prepaid and other current assets	$3,573	$4,543
Deferred costs, net	44,969	46,234

Total	$48,542	$50,777

Old Senior Credit Facility

On December 21, 2010, we entered into a senior credit facility consisting of a $150,000 revolving credit facility and a $1,025,000 Term Loan B (“Old Senior Credit Facility”), and on January 13, 2011, our Old Senior Credit Facility became effective. The term loan facility was used to fund, in part, the Transactions. The Company received net proceeds of $1,012,500 after payment of upfront fees of $12,500 to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We recorded the upfront fees as an original issue discount to be amortized over the life of the debt using the effective interest method. In addition, we incurred debt issuance costs of $36,164.

New Senior Credit Facility

On April 23, 2012, Syniverse Holdings, Inc. entered into a credit agreement (the “Credit Agreement”) with Holdings, Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950,000 term loan facility (the “Term Loan Facility”); and (ii) a $150,000 revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. The Company received proceeds of $950,000 under the Term Loan Facility and paid upfront fees of $11,345. The proceeds from the New Senior Credit Facility plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9,500 of the upfront fees as an original issue discount to be amortized over the life of the Term Loan Facility using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1,845 of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method.

We incurred additional debt issuance costs of $8,336 in connection with the refinancing, which was determined to be a partial debt modification and partial debt extinguishment under the applicable accounting guidance. We recorded $6,115 to interest expense related to the modification and recorded the remaining $2,221 as deferred financing fees to be amortized over the life of the debt consistent with debt extinguishment accounting treatment. We recorded additional debt extinguishment costs of $6,458 related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility. Debt extinguishment costs were recorded to interest expense.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by up to (i) $425,000 plus (ii) an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Our Term Loan Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facility and (iii) the date the loans under the Term Loan Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50,000 of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facility will be the First Springing Maturity Date and (b) in the event that more than $50,000 in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

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

The following fees are applicable under our Revolving Credit Facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment to 0.25% based on a net senior secured leverage ratio of 1.75:1.0; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

Our obligations under our New Senior Credit Facility are guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence) will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the Old Senior Credit Facility, as follows: Syniverse Technologies, LLC (formerly known as Syniverse Technologies Inc.), Syniverse ICX Corporation and The Rapid Roaming Company.

Our New Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) our ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Holdings. The negative covenants are subject to the customary exceptions.

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the fiscal quarter ended June 30, 2012.

9.125% senior unsecured notes

On December 22, 2010, we issued $475,000 of senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (“Senior Notes”). Interest on the Senior Notes is paid on January 15 and July 15 of each year.

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

We incurred financing fees of $20,436 in connection with the issuance of the Senior Notes which are amortized over the term of the notes using the effective interest method.

7. Fair Value Measurements

ASC Topic 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities.

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three or six months ended June 30, 2012.

Cash, accounts receivable, accounts payable, income taxes receivable and payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts, excluding original issue discount, and fair values of our long-term debt as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Old Senior Credit Facility	$—	$—	$1,014,750	$1,016,018
New Senior Credit Facility	950,000	946,438	—	—
Senior Notes	475,000	517,750	475,000	503,500

The fair values of the Old Senior Credit Facility, the New Senior Credit Facility and the Senior Notes are based upon quoted market prices in inactive markets for similar instruments (Level 2).

8. Commitments and Contingencies

Business Acquisition Agreement

On June 30, 2012, Syniverse Holdings, Inc. entered into an agreement (the “Purchase Agreement”) with WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, it will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à r.l. (“WP Roaming”) (the “Transaction”). WP Roaming is a holding company which conducts the business of MACH S.à r.l. The purpose of the transaction is to give the Company added global scale and increased reach with more direct connections to support roaming, messaging and network solutions that enable its customers to deliver superior experiences to their end users.

At the closing of the Transaction, Syniverse Holdings, Inc. will pay to the Seller an amount equal to approximately €172,700 (the “Base Amount”), subject to adjustment, plus €250 per month from December 31, 2011 through the closing date of the Transaction. The Purchase Agreement reflects a “locked box” approach, such that Syniverse Holdings, Inc. will acquire WP Roaming with economic effect from December 31, 2011. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30,000 (the “Deposit”).

In addition, at the closing of the Transaction, Syniverse Holdings, Inc. shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests (the “Refinancing”). The Seller has covenanted in the Purchase Agreement that the principal amounts repayable (excluding interest and any other fees, costs and expenses relating thereto) will not exceed approximately €348,000 and $89,000. As of the lockbox date of December 31, 2011, cash consideration would have been approximately €550 million.

Consummation of the transaction is subject to receipt of approval of competition authorities in the European Union (or applicable Member States), Brazil, Columbia, Jersey, Taiwan and the Ukraine; and to there being no restraints imposed by competition authorities in Australia, New Zealand, Singapore or the United States (together, these are referred to as the “Relevant Competition Authorities”). Syniverse Holdings, Inc. is responsible for obtaining the required competition approvals by a date that would permit closing of the Transaction to occur no later than June 24, 2013 (the “Longstop Date”).

The Purchase Agreement will terminate automatically if (i) a Relevant Competition Authority enjoins the transaction or the closing conditions described above have not been satisfied as of the Longstop Date; (ii) one of several specified subsidiaries of WP Roaming experiences an insolvency situation as of the closing date; or (iii) the marketing period for the Syniverse Holdings, Inc.’s financing has not completed by the Longstop Date. Upon automatic termination of the Purchase Agreement, Syniverse Holdings, Inc. will pay a termination fee of €60,000 (against which the Deposit will be credited). In addition, Syniverse Holdings, Inc. may terminate the Purchase Agreement if WP Roaming’s existing lenders cannot confirm the release of all security interests under WP Roaming’s existing financing agreements effective as of the closing of the Transaction. If the Purchase Agreement is so terminated, the Seller will retain the Deposit but Syniverse Holdings, Inc. will not be obligated to pay an additional fee.

The Purchase Agreement provides that Syniverse Holdings, Inc. will be indemnified for breaches of the Seller’s pre-closing covenants and representations, subject to certain limitations.

Commitment Letter

On June 29, 2012, the Company entered into a debt financing commitment letter (the “Commitment Letter”) with Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank (the “Commitment Parties”).

Pursuant to the Commitment Letter, certain of the Commitment Parties will act as the initial lenders, joint lead arrangers and joint bookrunners with respect to a $700,000 senior secured credit facility (the “Term Loan Facility”) and a backstop facility which will be available if and to the extent that the Company is unable to incur all or a portion of the Term Loan Facility in compliance with its existing financing agreements on the closing date of the Transaction (the “Backstop Facility”, and together with the Term Loan Facility, the “Facilities”), each subject to the terms and conditions set forth in the Commitment Letter. Proceeds from the Facilities, together with the proceeds of any debt issued in lieu of the Backstop Facility, and cash on hand at the Company will be used to finance the Transaction and pay the fees and expenses related to the foregoing.

Each of the Facilities will include certain representations and warranties, affirmative and negative covenants, events of default, guarantee arrangements and, in the case of the Term Loan Facility, collateral arrangements, as described in the Commitment Letter. The Commitment Parties’ obligations to provide the financing are subject to the satisfaction of specified conditions, including:

•

the consummation of the Transaction substantially concurrently with the initial funding under the Facilities in accordance with the terms of the Purchase Agreement without giving effect to any modification, amendment, consent or waiver material and adverse to the lenders without the consent of the Commitment Parties;

•	the accuracy of certain major representations, as described in the Commitment Letter;

•	the absence of certain major events of default, as described in the Commitment Letter;

•	the consummation of the Refinancing substantially concurrently with the initial funding under the Facilities;

•	the delivery of financial statements and certain marketing materials, as described in the Commitment Letter;

•

the execution and delivery of definitive loan documentation for the Facilities, including receipt of documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules; and

•	the payment of fees and expenses in connection with the Facilities.

The documentation governing the Term Loan Facility and Backstop Facility has not been finalized, and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Commitment Letter. The foregoing summary of the Commitment Letter does not purport to be complete and is subject to, and qualified in its entirety by, the terms and conditions of the Commitment Letter.

Other

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2012, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

9. Stockholder Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to the stockholder of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

	Total	Syniverse Holdings, Inc. Shareholder Equity	Noncontrolling Interest
Predecessor balance, December 31, 2010	$722,481	$722,406	$75

Net income (loss)	$(30,767)	$(30,764)	$(3)
Other Comprehensive income (loss) from foreign currency translation adjustments	$(2,366)	$(2,373)	$7
Stock-based compensation	29,162	29,162	0
Tax benefit from acceleration of stock-based compensation	8,599	8,599	0
Minimum tax withholding on restricted stock awards	(619)	(619)	0

Predecessor balance, January 12, 2011	$726,490	$726,411	$79

Purchase accounting adjustments	(723,058)	(726,411)	3,353

Successor

Capital contribution from Holdings	1,200,000	1,200,000	0
Net income (loss)	(29,075)	(30,296)	1,221
Other Comprehensive income from foreign currency translation adjustments	2,573	2,487	86
Stock-based compensation	2,433	2,433	0

Successor balance, June 30, 2011 (Unaudited)	$1,179,363	$1,174,624	$4,739

Successor balance, December 31, 2011	$1,194,113	$1,189,293	$4,820

Net Income (loss)	(10,833)	(12,489)	1,656
Other Comprehensive (loss) from foreign currency translation adjustments	(1,098)	(748)	(350)
Stock-based compensation	4,426	4,426	0
Minimum tax withholding on stock-based compensation plans	(26)	(26)	0

Successor Balance, June 30, 2012 (Unaudited)	$1,186,582	$1,180,456	$6,126

10. Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012, the period January 13, 2011 through June 30, 2011, and January 1 through January 12, 2011 was as follows:

	Three months ended June 30,	Three months ended June 30,
	2012	2011
Cost of operations	$125	$212
Sales and marketing	939	1,011
General and administrative	674	1,210

Total stock-based compensation	$1,738	$2,433

	Successor		Predecessor
	Six months ended June 30,	Period from January 13 to June 30,	Period from January 1 to January 12,
	2012	2011
Cost of operations	$335	$212	$0
Sales and marketing	2,390	1,011	0
General and administrative	1,701	1,210	0
Merger Expenses	0	0	29,162

Total stock-based compensation	$4,426	$2,433	$29,162

The following table summarizes our stock option activity for the six months ended June 30, 2012:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	7,406,672	$10.00
Granted	716,665	11.16
Exercised	(76,667)	10.00
Cancelled or expired	(406,665)	10.00

Outstanding at June 30, 2012	7,640,005	$10.11

The fair value for options granted in the quarter ended June 30, 2012 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.1%
Volatility factor	55.0%
Dividend yield	0.0%
Weighted average expected life of options (in years)	6.5

11. Restructuring and Management Termination Benefits

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2,296. As of June 30, 2012, we have paid $2,107 related to this plan.

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1,303, of which $1,089 has been paid as of June 30, 2012. In addition, effective July 1, 2011, our former Chief Executive Officer and President retired from the Company. In conjunction with his retirement, we incurred management termination benefits expense of $1,067, of which we have paid $1,058 as of June 30, 2012. These costs were recorded in restructuring and management termination benefits expense.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce to provide better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3,817. During the second quarter of 2012 we incurred additional severance related costs of $257 that did not previously meet the criteria for accrual. We have paid $2,863 related to this plan as of June 30, 2012.

We expect to pay the remainder of the benefits outstanding under each of these plans by June 30, 2013.

The following table summarizes the activity in our restructuring and management termination benefits liability for the six months ended June 30, 2012:

	December 31, 2011 Balance	Additions	Payments	Adjustments	June 30, 2012 Balance
December 2010 Plan	$336	$0	$(147)	$0	$189
June 2011 Plan	1,354	(25)	(1,131)	(2)	196
December 2011 Plan	2,961	656	(2,321)	(5)	1,291

Total	$4,651	$631	$(3,599)	$(7)	$1,676

12. Merger Expenses

Predecessor period merger expenses incurred in the period January 1, 2011 through January 12, 2011 consist of stock-based compensation of $29,162 related to the acceleration of the equity awards existing prior to the Merger, advisory costs of $15,690 and professional services costs including legal, tax and audit services of $2,351. Successor period merger expenses for the period January 13, 2011 through June 30, 2011 consist of advisory costs of $35,023, of which a portion relates to the transaction fee and expenses paid to Carlyle, and legal, accounting and insurance costs of $5,526.

13. Related Party Transactions

Consulting Agreement with Carlyle

On the effective date of the Merger, the Company entered into a consulting services agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. We recorded $1,500 associated with the annual consulting fee in general and administrative expenses for the six months ended June 30, 2012 and $1,383 for the period January 13, 2011 through June 30, 2011. We also paid Carlyle $31,549 on the effective date of the Merger for a one-time transaction fee and expenses associated with the Transactions. Of that amount, $20,507 was recorded in merger expenses for the Successor period and $11,042 was included in capitalized debt issuance costs.

14. Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our consolidated revenue and net loss for the six months ended June 30, 2011 assuming that the Merger had taken place on January 1, 2010:

Six Months Ended June 30, 2011
Pro Forma
Revenues	$369,775
Net income (loss)	984

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

15. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for Syniverse, Inc., the Guarantors and the non-guarantor subsidiaries for all periods presented to reflect the guarantor structure under the Senior Notes as discussed in Note 6. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by certain wholly owned domestic subsidiaries of Syniverse, Inc. including Syniverse Technologies LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Subsidiary Guarantors”). The results of Highwoods Corporation, Syniverse Technologies BV, Syniverse Technologies Holdings LLC, Perfect Profits International Limited, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors. Such guarantees are irrevocable, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2012

(AMOUNTS IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$159,152	$31,400	$0	$190,596
Accounts receivable, net of allowances	0	139,618	26,360	0	165,978
Accounts receivable—affiliates	1,334,901	0	215,219	(1,550,120)	0
Deferred tax assets	0	9,133	0	0	9,133
Income taxes receivable	0	6,726	8,165	(5,845)	9,046
Prepaid and other current assets	3,648	17,620	6,411	0	27,679

Total current assets	1,338,593	332,249	287,555	(1,555,965)	402,432
Property and equipment, net	0	80,330	8,894	0	89,224
Capitalized software, net	0	210,996	2,784	0	213,780
Deferred costs, net	44,969	0	0	0	44,969
Goodwill	0	1,684,856	0	0	1,684,856
Identifiable intangibles, net	0	521,141	3,602	0	524,743
Long-term note receivable—affiliates	0	0	7,366	(7,366)	0
Other assets	0	7,158	216	0	7,374
Investment in subsidiaries	1,234,745	286,865	0	(1,521,610)	0

Total assets	$2,618,307	$3,123,595	$310,417	$(3,084,941)	$2,967,378

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$0	$22,657	$2,948	$0	$25,605
Accounts payable—affiliates	0	1,556,429	0	(1,556,429)	0
Income taxes payable	0	7,331	0	(5,845)	1,486
Accrued liabilities	29,099	41,945	9,424	0	80,468
Deferred revenues	0	5,695	3,994	0	9,689
Current portion of capital lease obligation	0	7,757	0	0	7,757
Current portion of long term debt, net of original issue discount	7,086	0	0	0	7,086

Total current liabilities	36,185	1,641,814	16,366	(1,562,274)	132,091
Long-term liabilities:
Long-term note payable—affiliates	0	7,183	0	(7,183)	0
Deferred tax and other tax liabilities	0	235,143	0	0	235,143
Long-term capital lease obligation, less current maturities	0	4,136	0	0	4,136
Long-term debt, net of current portion and original issue discount	1,401,666	0	0	0	1,401,666
Other long-term liabilities	0	574	7,186	0	7,760

Total liabilities	1,437,851	1,888,850	23,552	(1,569,457)	1,780,796

Stockholder equity:
Common stock	0	0	125	(125)	0
Additional paid-in capital	1,212,765	529,580	356,113	(885,693)	1,212,765
Retained earnings (accumulated deficit)	(33,961)	694,880	(42,953)	(651,927)	(33,961)
Accumulated other comprehensive income (loss)	1,652	10,285	(26,420)	16,135	1,652

Total Syniverse Holdings Inc. stockholder equity	1,180,456	1,234,745	286,865	(1,521,610)	1,180,456
Noncontrolling interest	0	0	0	6,126	6,126

Total equity	1,180,456	1,234,745	286,865	(1,515,484)	1,186,582

Total liabilities and stockholder equity	$2,618,307	$3,123,595	$310,417	$(3,084,941)	$2,967,378

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$0	$157,706	$25,502	$0	$183,208

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	0	57,471	9,837	0	67,308
Sales and marketing	0	11,710	5,225	0	16,935
General and administrative	0	34,917	(1,416)	0	33,501
Depreciation and amortization	0	42,341	1,748	0	44,089
Restructuring and management termination benefits	0	195	62	0	257

	0	146,634	15,456	0	162,090

Operating income	0	11,072	10,046	0	21,118
Other income (expense), net:
Income from equity investment	8,004	2,712	0	(10,716)	0
Interest income	0	181	91	0	272
Interest expense	(38,025)	0	0	0	(38,025)
Other, net	0	(497)	(336)	0	(833)

	(30,021)	2,396	(245)	(10,716)	(38,586)

Income (loss) before provision for (benefit from) income taxes	(30,021)	13,468	9,801	(10,716)	(17,468)
Provision for (benefit from) income taxes	(14,676)	5,464	7,090	0	(2,122)

Net income (loss)	(15,345)	8,004	2,711	(10,716)	(15,346)
Net income attributable to noncontrolling interest	0	0	0	425	425

Net income (loss) attributable to Syniverse Holdings, Inc.	$(15,345)	$8,004	$2,711	$(11,141)	$(15,771)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income (loss)	$(15,345)	$8,004	$2,711	$(10,716)	$(15,346)
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment, net of tax benefit of ($1,129)	0	0	(646)	0	(646)

Other comprehensive loss	0	0	(646)	0	(646)

Comprehensive income (loss)	(15,345)	8,004	2,065	(10,716)	(15,992)
Less: comprehensive income attributable to noncontrolling interest	0	0	0	169	169

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$(15,345)	$8,004	$2,065	$(10,885)	$(16,161)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$0	$319,677	$48,596	$0	$368,273

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	0	115,918	18,406	0	134,324
Sales and marketing	0	24,477	10,281	0	34,758
General and administrative	0	61,259	(2,748)	0	58,511
Depreciation and amortization	0	83,979	3,294	0	87,273
Restructuring and management termination benefits	0	593	38	0	631

	0	286,226	29,271	0	315,497

Operating income	0	33,451	19,325	0	52,776
Other income (expense), net:
Income from equity investment	28,823	11,112	0	(39,935)	0
Interest income	0	243	261	0	504
Interest expense	(64,559)	0	0	0	(64,559)
Other, net	0	(406)	887	0	481

	(35,736)	10,949	1,148	(39,935)	(63,574)

Income (loss) before provision for (benefit from) income taxes	(35,736)	44,400	20,473	(39,935)	(10,798)
Provision for (benefit from) income taxes	(24,903)	15,577	9,361	0	35

Net income (loss)	(10,833)	28,823	11,112	(39,935)	(10,833)
Net income attributable to noncontrolling interest	0	0	0	1,656	1,656

Net income (loss) attributable to Syniverse Holdings, Inc.	$(10,833)	$28,823	$11,112	$(41,591)	$(12,489)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income (loss)	$(10,833)	$28,823	$11,112	$(39,935)	$(10,833)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of ($558)	0	0	(1,098)	0	(1,098)

Other comprehensive loss	0	0	(1,098)	0	(1,098)

Comprehensive income (loss)	(10,833)	28,823	10,014	(39,935)	(11,931)
Less: comprehensive income attributable to noncontrolling interest	0	0	0	1,306	1,306

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$(10,833)	$28,823	$10,014	$(41,241)	$(13,237)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Operating activities
Net income (loss)	$(10,833)	$28,823	$11,112	$(39,935)	$(10,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	83,979	3,294	0	87,273
Amortization of deferred debt issuance costs and original issue discount	3,972	0	0	0	3,972
Allowance for uncollectible accounts	0	283	234	0	517
Allowance for credit losses	0	2,284	995	0	3,279
Deferred income tax benefit	0	(1,066)	0	0	(1,066)
Write-off of deferred financing costs	12,573	0	0	0	12,573
Income from equity investment	(28,823)	(11,112)	0	39,935	0
Stock-based compensation	4,426	0	0	0	4,426
Other, net	0	1,388	(103)	0	1,285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0	(4,265)	(6,045)	0	(10,310)
Accounts receivable—Affiliates	105,947	0	4,267	(110,214)	0
Income tax receivable or payable	0	880	(3,066)	0	(2,186)
Prepaids and other current assets	(75)	(2,075)	(274)	0	(2,424)
Accounts payable	0	10,279	1,265	0	11,544
Accounts payable—Affiliates	0	(110,274)	60	110,214	0
Accrued liabilities and deferred revenues	(2,730)	(4,935)	(760)	0	(8,425)
Other assets and long-term liabilities	0	224	67	0	291

Net cash provided by (used in) operating activities	84,457	(5,587)	11,046	0	89,916

Investing activities
Capital expenditures	0	(36,953)	(2,737)	0	(39,690)

Net cash used in investing activities	0	(36,953)	(2,737)	0	(39,690)

Financing activities
Debt issuance costs paid	(10,181)	0	0	0	(10,181)
Principal payments on Old Senior Credit Facility due 2017	(1,014,750)	0	0	0	(1,014,750)
Borrowings under New Senior Credit Facility, net of discount	940,500	0	0	0	940,500
Payments on capital lease obligation	0	(58)	0	0	(58)
Minimum tax withholding on restricted stock awards	(26)	0	0	0	(26)

Net cash used in financing activities	(84,457)	(58)	0	0	(84,515)

Effect of exchange rate changes on cash	0	0	(1,868)	0	(1,868)

Net (decrease) increase in cash	0	(42,598)	6,441	0	(36,157)
Cash at beginning of period	44	201,750	24,959	0	226,753

Cash at end of period	$44	$159,152	$31,400	$0	$190,596

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(AMOUNTS IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$201,750	$24,959	$0	$226,753
Accounts receivable, net of allowances	0	137,920	21,502	0	159,422
Accounts receivable—affiliates	1,444,777	0	219,515	(1,664,292)	0
Deferred tax assets	0	9,103	0	0	9,103
Income tax receivable	0	275	5,099	0	5,374
Prepaid and other current assets	4,543	16,165	6,209	0	26,917

Total current assets	1,449,364	365,213	277,284	(1,664,292)	427,569
Property and equipment, net	0	74,460	8,170	0	82,630
Capitalized software, net	0	205,462	3,221	0	208,683
Deferred costs, net	46,234	0	0	0	46,234
Goodwill	0	1,684,856	0	0	1,684,856
Identifiable intangibles, net	0	568,082	4,322	0	572,404
Long-term note receivable—affiliates	0	0	7,299	(7,299)	0
Other assets	0	8,225	141	0	8,366
Investment in subsidiaries	1,204,399	277,278	0	(1,481,677)	0

Total assets	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$0	$12,378	$1,729	$0	$14,107
Accounts payable—affiliates	0	1,669,228	0	(1,669,228)	0
Accrued liabilities	31,829	49,485	11,193	0	92,507
Deferred revenues	0	3,090	2,883	0	5,973
Current portion of capital lease obligation	0	117	0	0	117
Current portion of long term debt, net of original issue discount	9,800	0	0	0	9,800

Total current liabilities	41,629	1,734,298	15,805	(1,669,228)	122,504
Long-term liabilities:
Long-term note payable—affiliates	0	7,183	0	(7,183)	0
Deferred tax and other tax liabilities	0	236,737	0	0	236,737
Long-term capital lease obligation, less current maturities	0	381	0	0	381
Long-term debt, net of current portion and original issue discount	1,469,075	0	0	0	1,469,075
Other long-term liabilities	0	578	7,354	0	7,932

Total liabilities	1,510,704	1,979,177	23,159	(1,676,411)	1,836,629

Stockholder equity:
Common stock	0	0	125	(125)	0
Additional paid-in capital	1,208,365	529,580	356,113	(885,693)	1,208,365
Retained earnings (accumulated deficit)	(21,472)	666,059	(54,068)	(611,991)	(21,472)
Accumulated other comprehensive income (loss)	2,400	8,760	(24,892)	16,132	2,400

Total Syniverse Holdings Inc. stockholder equity	1,189,293	1,204,399	277,278	(1,481,677)	1,189,293
Noncontrolling interest	0	0	0	4,820	4,820

Total equity	1,189,293	1,204,399	277,278	(1,476,857)	1,194,113

Total liabilities and stockholder equity	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$0	$170,309	$24,771	$0	$195,080

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	0	58,607	9,684	0	68,291
Sales and marketing	0	9,979	4,942	0	14,921
General and administrative	0	23,690	1,236	0	24,926
Depreciation and amortization	0	48,032	1,550	0	49,582
Restructuring and management termination benefits	0	1,172	605	0	1,777

	0	141,480	18,017	0	159,497

Operating income	0	28,829	6,754	0	35,583
Other income (expense), net:
Income from equity investment	21,399	4,320	0	(25,719)	0
Interest income	0	1	17	0	18
Interest expense	(26,089)	0	0	0	(26,089)
Other, net	0	(396)	352	0	(44)

	(4,690)	3,925	369	(25,719)	(26,115)

Income (loss) before provision for (benefit from) income taxes	(4,690)	32,754	7,123	(25,719)	9,468
Provision for (benefit from) income taxes	(10,329)	11,355	2,803	0	3,829

Net income	5,639	21,399	4,320	(25,719)	5,639
Net income attributable to noncontrolling interest	0	0	0	669	669

Net income attributable to Syniverse Holdings, Inc.	$5,639	$21,399	$4,320	$(26,388)	$4,970

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$5,639	$21,399	$4,320	$(25,719)	$5,639
Other comprehensive income (net of tax):
Foreign currency translation adjustment, net of tax expense of $34	0	0	4,740	0	4,740

Other comprehensive income	0	0	4,740	0	4,740

Comprehensive income	5,639	21,399	9,060	(25,719)	10,379
Less: comprehensive income attributable to noncontrolling interest	0	0	0	663	663

Comprehensive income attributable to Syniverse Holdings, Inc.	$5,639	$21,399	$9,060	$(26,382)	$9,716

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$0	$304,916	$42,845	$0	$347,761

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	0	107,737	17,013	0	124,750
Sales and marketing	0	19,783	9,440	0	29,223
General and administrative	0	43,120	66	0	43,186
Depreciation and amortization	0	90,391	2,882	0	93,273
Restructuring and management termination benefits	0	1,172	605	0	1,777
Merger expenses	0	40,549	0	0	40,549

	0	302,752	30,006	0	332,758

Operating income	0	2,164	12,839	0	15,003
Other income (expense), net:
Income from equity investment	6,716	12,251	0	(18,967)	0
Interest income	0	3	41	0	44
Interest expense	(59,238)	0	0	0	(59,238)
Other, net	0	205	310	0	515

	(52,522)	12,459	351	(18,967)	(58,679)

Income (loss) before provision for (benefit from) income taxes	(52,522)	14,623	13,190	(18,967)	(43,676)
Provision for (benefit from) income taxes	(23,447)	7,907	939	0	(14,601)

Net income (loss)	(29,075)	6,716	12,251	(18,967)	(29,075)
Net income attributable to noncontrolling interest	0	0	0	1,221	1,221

Net income (loss) attributable to Syniverse Holdings, Inc.	$(29,075)	$6,716	$12,251	$(20,188)	$(30,296)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income (loss)	$(29,075)	$6,716	$12,251	$(18,967)	$(29,075)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax expense of $2,030	0	0	2,573	0	2,573

Other comprehensive loss	0	0	2,573	0	2,573

Comprehensive income (loss)	(29,075)	6,716	14,824	(18,967)	(26,502)
Less: comprehensive income attributable to noncontrolling interest	0	0	0	1,307	1,307

Comprehensive income (loss) attributable to Syniverse Holdings, Inc	$(29,075)	$6,716	$14,824	$(20,274)	$(27,809)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

(AMOUNTS IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Operating activities
Net income (loss)	$(29,075)	$6,716	$12,251	$(18,967)	$(29,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	90,392	2,881	0	93,273
Amortization of deferred debt issuance costs	3,497	0	0	0	3,497
Allowance for uncollectible accounts	0	81	(1)	0	80
Allowance for credit losses	0	3,859	2,423	0	6,282
Deferred income tax (benefit) expense	0	(6,456)	1,707	0	(4,749)
Income from equity investment	(6,716)	(12,251)	0	18,967	0
Stock-based compensation	2,433	0	0	0	2,433
Other, net	0	3	20	0	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0	(38,986)	(7,558)	0	(46,544)
Accounts receivable—affiliates	70,980	184,226	299,040	(554,246)	0
Income tax receivable or payable	0	30,334	(4,460)	0	25,874
Prepaids and other current assets	(75)	(7,320)	(3,868)	0	(11,263)
Accounts payable	0	(43,855)	35,254	0	(8,601)
Accounts payable—affiliates	37,630	(217,223)	(374,653)	554,246	0
Accrued liabilities and deferred revenues	28,168	(47,907)	28,323	0	8,584
Other assets and long-term liabilities	(96)	(3,215)	(1,988)	0	(5,299)

Net cash provided by (used in) operating activities	106,746	(61,602)	(10,629)	0	34,515

Investing activities
Capital expenditures	0	(24,502)	(1,763)	0	(26,265)
Acquisitions	(2,733,121)	0	0	0	(2,733,121)

Net cash (used in) investing activities	(2,733,121)	(24,502)	(1,763)	0	(2,759,386)

Financing activities
Debt issuance costs paid	(56,000)	0	0	0	(56,000)
Principal payment on Term Loan B, due 2017	(5,125)	0	0	0	(5,125)
Borrowings under new senior credit facility, net of discount	1,012,500	0	0	0	1,012,500
Proceeds from issuance of 9.125% senior subordinated notes	475,000	0	0	0	475,000
Carlyle contribution from Holdings	1,200,000	0	0	0	1,200,000
Payments on capital lease obligation	0	(68)	0	0	(68)

Net cash provided by (used in) financing activities	2,626,375	(68)	0	0	2,626,307

Effect of exchange rate changes on cash	0	0	2,970	0	2,970

Net (decrease) in cash	0	(86,172)	(9,422)	0	(95,594)
Cash at beginning of period	44	216,551	22,695	0	239,290

Cash at end of period	$44	$130,379	$13,273	$0	$143,696

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$0	$19,576	$2,438	$0	$22,014

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	0	8,132	1,142	0	9,274
Sales and marketing	0	1,762	614	0	2,376
General and administrative	0	3,195	469	0	3,664
Depreciation and amortization	0	2,225	495	0	2,720
Merger expenses	20,735	21,371	5,097	0	47,203

	20,735	36,685	7,817	0	65,237

Operating loss	(20,735)	(17,109)	(5,379)	0	(43,223)
Other income (expense), net:
Loss from equity investment	(18,235)	(5,482)	0	23,717	0
Interest income	0	0	0	0	0
Interest expense	0	(859)	0	0	(859)
Other, net	0	18	(367)	0	(349)

	(18,235)	(6,323)	(367)	23,717	(1,208)

Loss before benefit from income taxes	(38,970)	(23,432)	(5,746)	23,717	(44,431)
Benefit from income taxes	(8,203)	(5,197)	(264)	0	(13,664)

Net loss	(30,767)	(18,235)	(5,482)	23,717	(30,767)
Net loss attributable to noncontrolling interest	0	0	0	(3)	(3)

Net loss attributable to Syniverse Holdings, Inc.	$(30,767)	$(18,235)	$(5,482)	$23,720	$(30,764)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net loss	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of $0	0	(425)	(1,941)	0	(2,366)

Other comprehensive loss	0	(425)	(1,941)	0	(2,366)

Comprehensive loss	(30,767)	(18,660)	(7,423)	23,717	(33,133)
Less: comprehensive income attributable to noncontrolling interest	0	0	0	4	4

Comprehensive loss attributable to Syniverse Holdings, Inc	$(30,767)	$(18,660)	$(7,423)	$23,713	$(33,137)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Operating activities
Net (loss)	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	2,225	495	0	2,720
Amortization of deferred debt issuance costs	0	56	0	0	56
Allowance for uncollectible accounts	0	(24)	70	0	46
Allowance for credit losses	0	21	143	0	164
Deferred income tax expense (benefit)	0	3,802	(1,707)	0	2,095
Loss from equity investment	18,235	5,482	0	(23,717)	0
Excess tax benefit from stock-based compensation	8,599	0	0	0	8,599
Stock-based compensation	29,162	0	0	0	29,162
Other, net	0	16	15	0	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0	11,124	526	0	11,650
Accounts receivable—affiliates	8,968	(69,024)	(106,723)	166,779	0
Income tax receivable or payable	0	(33,273)	(1,040)	0	(34,313)
Prepaids and other current assets	0	(2,419)	499	0	(1,920)
Accounts payable	0	46,500	(35,389)	0	11,111
Accounts payable—affiliates	(48,131)	38,214	176,696	(166,779)	0
Accrued liabilities and deferred revenues	5,954	34,060	(25,847)	0	14,167
Other assets and long-term liabilities	0	(840)	(122)	0	(962)

Net cash provided by (used in) operating activities	(7,980)	17,685	2,134	0	11,839

Investing activities

Net cash used in investing activities	0	0	0	0	0

Financing activities
Minimum tax withholding on restricted stock awards	(619)	0	0	0	(619)
Excess tax benefit from stock-based compensation	8,599	0	0	0	8,599

Net cash provided by financing activities	7,980	0	0	0	7,980

Effect of exchange rate changes on cash	0	0	15	0	15

Net increase in cash	0	17,685	2,149	0	19,834
Cash at beginning of period	44	198,866	20,546	0	219,456

Cash at end of period	$44	$216,551	$22,695	$0	$239,290

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

•

the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our New Senior Credit Facility (as defined in Note 6 of this Quarterly Report on Form 10-Q) to fund our operations, debt service and capital expenditures.

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

The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger (as defined in Note 2 of this Quarterly Report on Form 10-Q) and the related Transactions (as defined in Note 2 of this Quarterly Report on Form 10-Q). Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the six months ended June 30, 2012 and June 30, 2011 without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates our results of operations. The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as well as the unaudited condensed consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Business

In today’s highly competitive wireless industry, a key priority for the roughly 1,000 mobile operators around the world is to offer uninterrupted network coverage to, and seamless wireless connectivity for, subscribers. When subscribers connect using their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is more readily achieved. However, when subscribers roam on other operators’ networks or connect with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and often incompatible technologies, networks and devices. The latter scenario requires physical connections between operators’ networks and numerous agreements that govern these interactions. We believe it is costly and inefficient for mobile operators to connect directly for certain data and transaction types, such as roaming. These transactions require visibility into proprietary subscriber data and usage patterns which is impractical to do with other mobile operators who may also be competitors. Therefore, it is important to have a neutral and trusted expert third-party intermediary, such as the Company, as the interface between operators to process these transactions.

We clear, process, route, translate and transport over a billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also have a secure physical network infrastructure, consisting of 18 data centers and 14 network points-of-presence worldwide, that provides the connections required to complete these transactions. Such connections can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services by mobile operators, subscribers are able to make phone calls, send and receive text messages, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.

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

•

Signaling solutions provide a cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. These services are primarily billed through per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

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

•

Real-Time Intelligence (“RTI”) tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction. These services generate revenue mainly by transaction-based fees.

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

Roaming services. We operate the largest roaming clearing house in the world and process hundreds of billions of roaming transactions each year. A roaming transaction is generated when a subscriber from one mobile operator makes or receives a call, sends or receives an SMS or MMS message, or initiates a data session, in each case, while roaming on another operator’s network. Subscribers typically roam in places where their home operator’s network coverage is relatively limited or non-existent. In order to provide seamless global coverage, mobile operators enter into roaming agreements with one another to provide access for their subscribers to other operators’ networks in a given geography. When its subscribers roam, the home operator must pay the visited operator for use of the network. Through our clearing house, we clear and settle roaming transactions generated by calls, messages and data sessions initiated by the home operator’s subscriber while roaming on the visited operator’s network. The information we provide determines the amount of roaming charges owed by one mobile operator to another. Fees are paid to us by the visited operator who ultimately bills the home operator for use of its network. In addition to this core service, we provide mobile operators a number of other value-added services, including roaming data analytics, roaming agreement management, fraud prevention and financial settlement services. Our Roaming revenues are typically generated on a per-transaction basis.

We provide technology turn-key solutions, including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions. Our turn-key solutions business provides software services to customers primarily in the Asia Pacific region.

Executive Overview

Financial Highlights

For the three months ended June 30, 2012, revenues decreased $11.9 million, or 6.1%, to $183.2 million from $195.1 million for the three months ended June 30, 2011. The decrease was primarily driven by the Verizon Wireless contract renewal implemented at lower pricing during the second quarter, the impact of lower pricing for other customer contract renewals and a Sprint network build-out during the first half of 2012. The Sprint network build-out resulted in lower MDR and clearing house volumes. These decreases were partially offset by transaction volume increases in our Network service offering, specifically our MDR and our IPX products and in our enterprise messaging product. For the three months ended June 30, 2012, operating expenses increased $9.6 million, primarily due to higher professional services costs, including legal expenses, of $9.6 million associated with business development activities including our pending business acquisition and headcount-related expenses of $4.2 million. These increases were partially offset by lower cost of operations driven by lower revenue share cost resulting from a contractual rate reduction, partially offset by increased volumes in our mobile enterprise services, including messaging termination fees. Depreciation and amortization expenses decreased $5.5 million to $44.1 million for the three months ended June 30, 2012 from $49.6 million for the same period in 2011 primarily due to reduced intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger. Restructuring and management termination benefits expenses were $0.3 million for the three months ended June 30, 2012 resulting from our December 2011 restructuring plans. Operating income decreased $14.5 million to $21.1 million for the three months ended June 30, 2012 from $35.6 million for the same period in 2011. The decline in operating income was driven by the factors discussed above.

Business Development

Business Acquisition Agreement

On June 30, 2012, we entered into an agreement (the “Purchase Agreement”) with WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, we will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à r.l. (“WP Roaming”) (the “Transaction”). WP Roaming is a holding company which conducts the business of MACH S.à r.l. (“MACH”). MACH connects and monetizes the telecom world with its comprehensive and growing portfolio of cloud-based communication services, providing its 650 operator customers with solutions to monetize mobile data, simplify interoperability between networks, optimize wholesale processes and protect revenues. Headquartered in Luxembourg, MACH has offices in 12 countries.

At the closing of the Transaction, Syniverse Holdings, Inc. will pay to the Seller an amount equal to €172.7 million, subject to adjustment, plus €0.25 million per month from December 31, 2011 through the closing date of the Transaction. In addition, at the closing of the Transaction, Syniverse Holdings, Inc. shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30 million.

Refer to Note 8 to Unaudited Condensed Consolidated Financial Statements for additional information on this pending business acquisition.

Verizon Wireless Renewal

In September 2011, contracts with Verizon Wireless, our largest customer, expired. Verizon Wireless uses a large suite of our services for its data clearing and roaming operations – products such as interstandard roaming solutions, MDR, data clearing house, RTI tools and a number of other services. During the quarter ending June 30, 2012, the renewal was completed at substantially similar terms and reduced pricing effective May 1, 2012 for a four year term.

Senior Credit Facility Refinancing

On April 23, 2012, we refinanced our old Senior Credit Facility (as defined in Note 6 of this Quarterly Report on Form 10-Q) and entered into a credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. In conjunction with this refinancing, we utilized $81.3 million of cash to pay down the principal balance of the term loan under the Old Senior Credit Facility of approximately $62.2 million, original issue discount on the New Senior Credit Facility of $11.3 million, $7.2 million in financing costs and $0.5 million of accrued interest and fees for the Old Senior Credit Facility.

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

Future increases or decreases in revenues are dependent on many factors, such as industry subscriber growth, subscriber habits, and volume and pricing trends, with few of these factors known in advance. From time to time, specific events such as a customer contract renewal at different terms, a customer contract termination, a customer’s decision to change technologies or to provide solutions in-house, or a consolidation of operators will be known to us and we can then estimate their impact on our revenues.

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

•

General and administrative includes research and development expenses, a portion of the expenses associated with our facilities, business development expenses, and expenses for executive, finance, legal, human resources and other administrative departments and professional service fees relating to those functions. Our research and development expenses, consisting primarily of personnel costs, relate to technology creation, enhancement and maintenance of new and existing services.

•

Depreciation and amortization relate primarily to our property and equipment including our SS7 network, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded as a result of purchase accounting.

•	Restructuring and management termination benefits represents termination costs including severance, benefits and other employee related costs as well as facilities costs.

•

Merger expenses includes stock-based compensation related to the acceleration of the existing equity awards in connection with the Merger, advisory costs, professional services costs including legal, tax and audit services, insurance costs and transaction fees and expenses paid to Carlyle incurred in connection with the Transactions.

Consolidated Results of Operations

The following tables present an overview of our results of operations for the three and six months ended June 30, 2012 and 2011:

				% of Revenues	Three months ended June 30, 2012 vs. 2011 $	Three months ended June 30, 2012 vs. 2011%
	Three months ended June 30, 2012	% of Revenues	Three months ended June 30, 2011
Revenues:
Network services	$84,861	46.3%	$83,450	42.8%	$1,411	1.7%
Messaging services	44,442	24.3%	48,965	25.1%	(4,523)	(9.2)%
Roaming services	48,087	26.2%	56,260	28.8%	(8,173)	(14.5)%
Other	5,818	3.2%	6,405	3.3%	(587)	(9.2)%

Revenues	183,208	100.0%	195,080	100.0%	(11,872)	(6.1)%
Costs and expenses:
Cost of operations	67,308	36.7%	68,291	35.0%	(983)	(1.4)%
Sales and marketing	16,935	9.3%	14,921	7.6%	2,014	13.5%
General and administrative	33,501	18.3%	24,926	12.8%	8,575	34.4%
Depreciation and amortization	44,089	24.1%	49,582	25.5%	(5,493)	(11.1)%
Restructuring and management termination benefits	257	0.1%	1,777	0.9%	(1,520)	(85.5)%

	162,090	88.5%	159,497	81.8%	2,593	1.6%

Operating income (loss)	21,118	11.5%	35,583	18.2%	(14,465)	(40.7)%
Other income (expense), net:
Interest income	272	0.2%	18	0.0%	254	1411.1%
Interest expense	(38,025)	(20.8)%	(26,089)	(13.3)%	(11,936)	45.8%
Other, net	(833)	(0.5)%	(44)	(0.0)%	(789)	1793.2%

	(38,586)	(21.1)%	(26,115)	(13.3)%	(12,471)	47.8%

Income (loss) before provision for (benefit from) income taxes	(17,468)	(9.6)%	9,468	4.9%	(26,936)	(284.5)%
Provision for (benefit from) income taxes	(2,122)	(1.2)%	3,829	2.0%	(5,951)	(155.4)%

Net income (loss)	(15,346)	(8.4)%	5,639	2.9%	(20,985)	(372.1)%
Net income attributable to noncontrolling interests	425	0.2%	669	0.3%	(244)	(36.5)%

Net income (loss) attributable to Syniverse Holdings, Inc.	$(15,771)	(8.6)%	$4,970	2.5%	$(20,741)	(417.3)%

	Successor		Combined Predecessor & Successor		Successor		Predecessor	% of Revenues	Six months ended June 30, 2012 vs. 2011 $	Six months ended June 30, 2012 vs. 2011%
	Six months ended June 30, 2012	% of Revenues	Six months ended June 30, 2011	% of Revenues	Period from January 13 to June 30, 2011	% of Revenues	Period from January 1 to January 12, 2011
			(dollars in thousands)
Revenues:
Network services	$169,497	46.0%	$157,601	42.6%	$148,420	42.7%	$9,181	41.7%	$11,896	7.5%
Messaging services	91,450	24.8%	97,611	26.4%	91,413	26.3%	6,198	28.2%	(6,161)	(6.3)%
Roaming services	97,230	26.4%	104,319	28.2%	97,951	28.2%	6,368	28.9%	(7,089)	(6.8)%
Other	10,096	2.8%	10,244	2.8%	9,977	2.8%	267	1.2%	(148)	(1.4)%

Revenues	368,273	100.0%	369,775	100.0%	347,761	100.0%	22,014	100.0%	(1,502)	(0.4)%
Costs and expenses:
Cost of operations	134,324	36.5%	134,024	36.2%	124,750	35.9%	9,274	42.1%	300	0.2%
Sales and marketing	34,758	9.4%	31,599	8.5%	29,223	8.4%	2,376	10.8%	3,159	10.0%
General and administrative	58,511	15.9%	46,850	12.7%	43,186	12.4%	3,664	16.6%	11,662	24.9%
Depreciation and amortization	87,273	23.7%	95,993	26.0%	93,273	26.8%	2,720	12.4%	(8,720)	(9.1)%
Restructuring and management termination benefits	631	0.2%	1,777	0.5%	1,777	0.5%	0	0.0%	(1,146)	(64.5)%
Merger expenses	—	0.0%	87,752	23.7%	40,549	11.7%	47,203	214.4%	(87,752)	(100.0)%

	315,497	85.7%	397,995	107.6%	332,758	95.7%	65,237	296.3%	(82,498)	(20.7)%

Operating income (loss)	52,776	14.3%	(28,220)	(7.6)%	15,003	4.3%	(43,223)	(196.3)%	80,996	(287.0)%
Other income (expense), net:
Interest income	504	0.1%	44	0.0%	44	0.0%	0	0.0%	460	1045.5%
Interest expense	(64,559)	(17.5)%	(60,097)	(16.2)%	(59,238)	(17.0)%	(859)	(3.9)%	(4,463)	7.4%
Other, net	481	0.1%	166	0.0%	515	0.1%	(349)	(1.6)%	314	189.8%

	(63,574)	(17.3)%	(59,887)	(16.2)%	(58,679)	(16.9)%	(1,208)	(5.5)%	(3,687)	6.2%

Loss before provision for (benefit from) income taxes	(10,798)	(2.9)%	(88,107)	(23.8)%	(43,676)	(12.6)%	(44,431)	(201.8)%	77,309	(87.7)%
Provision for (benefit from) income taxes	35	0.0%	(28,265)	(7.6)%	(14,601)	(4.2)%	(13,664)	(62.1)%	28,300	(100.1)%

Net loss	(10,833)	(2.9)%	(59,842)	(16.2)%	(29,075)	(8.4)%	(30,767)	(139.7)%	49,009	(81.9)%
Net income (loss) attributable to noncontrolling interests	1,656	0.5%	1,218	0.3%	1,221	0.4%	(3)	(0.0)%	438	36.0%

Net loss attributable to Syniverse Holdings, Inc.	$(12,489)	(3.4)%	$(61,060)	(16.5)%	$(30,296)	(8.8)%	$(30,764)	(139.7)%	$48,572	(79.5)%

Revenues

Revenues decreased $11.9 million to $183.2 million for the three months ended June 30, 2012 from $195.1 million for the same period in 2011. Revenues decreased $1.5 million to $368.3 million for the six months ended June 30, 2012 from $369.8 million for the same period in 2011. The decline in revenues was primarily due to the impact of the Verizon Wireless contract renewal at lower pricing and the impact of lower pricing for other customer contract renewals and certain operator infrastructure investments during the first half of 2012.

Network services revenues increased $1.4 million, or 1.7%, to $84.9 million for the three months ended June 30, 2012 from $83.5 million for the same period in 2011. Network services revenues increased $11.9 million, or 7.5%, to $169.5 million for the six months ended June 30, 2012 from $157.6 million for the same period in 2011. MDR revenue increased $3.4 million and $10.9 million on a quarter- and year-to-date basis, respectively, driven by continued increases in volume, offset in part by pricing renewals. In addition, volume growth in our IPX solution contributed to a revenue increase of $1.0 million and $2.3 million on a quarter- and year-to-date basis, respectively. These increases were partially offset by declines in other Network products driven by pricing renewals.

Messaging services revenues decreased $4.6 million, or 9.2%, to $44.4 million for the three months ended June 30, 2012 from $49.0 million in the comparable prior year period. Messaging services revenues decreased $6.2 million, or 6.3%, to $91.5 million for the six months ended June 30, 2012 from $97.6 million for the same period in 2011. The decrease is primarily due to the SMS/MMS impact of lower pricing for customer contract renewals and slower volume growth. These decreases are partially offset by volume growth in our enterprise messaging product of $3.4 million and $8.0 million for the three and six months ended June 30, 2012, respectively.

Roaming services revenues decreased $8.2 million, or 14.5%, to $48.1 million for the three months ended June 30, 2012 from $56.3 million for the same period in 2011. Roaming services revenues decreased $7.1 million, or 6.8%, to $97.2 million for the six months ended June 30, 2012 from $104.3 million for the same period in 2011. The decrease was primarily driven by the impact of the Verizon Wireless contract pricing renewal and the Sprint network build-out. Volume growth in our data clearing house continues to be predominantly driven by data sessions and SMS compared to the prior year second quarter.

Other services revenues decreased $0.6 million, or 9.2%, to $5.8 million for the three months ended June 30, 2012 from $6.4 million for the same period in 2011. Other services revenues decreased $0.1 million, or 1.4%, to $10.1 million for the six months ended June 30, 2012 from $10.2 million for the same period in 2011.

Costs and Expenses

Cost of operations decreased $1.0 million to $67.3 million for the three months ended June 30, 2012 from $68.3 million for the same period in 2011. Cost of operations increased $0.3 million to $134.3 million for the six months ended June 30, 2012 from $134.0 million for the six months ended June 30, 2011. The tables below summarize our cost of operations by category of spending.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase/(Decrease) $	Increase/(Decrease) %

	(dollars in thousands)
Cost of Operations:
Headcount and related costs	23,056	21,804	$1,252	5.7%
Variable costs	13,496	17,063	(3,567)	(20.9)%
Data processing and related hosting and support costs	19,115	17,172	1,943	11.3%
Network costs	9,079	10,134	(1,055)	(10.4)%
Other operating related costs	2,562	2,118	444	21.0%

Cost of Operations	$67,308	$68,291	$(983)	(1.4)%

	Successor	Combined Predecessor & Successor	Increase/(Decrease) $	Increase/(Decrease) %
	Six months ended June 30, 2012	Six months ended June 30, 2011
		(dollars in thousands)
Cost of Operations:
Headcount and related costs	45,686	44,472	$1,214	2.7%
Variable costs	26,995	32,239	(5,244)	(16.3)%
Data processing and related hosting and support costs	37,447	33,175	4,272	12.9%
Network costs	18,645	19,700	(1,055)	(5.4)%
Other operating related costs	5,551	4,438	1,113	25.1%

Cost of Operations	$134,324	$134,024	$300	0.2%

The increase in headcount and related costs is primarily due to increased compensation costs driven by higher headcount year over year primarily related to new product development. Variable costs decreased due to a lower revenue share cost resulting from a contractual rate reduction, partially offset by increased volumes in our mobile enterprise services, including messaging termination fees. The increase in data processing and related hosting and support costs is primarily due to increased facility-related hosting costs from our data center expansion to support additional capacity and capability. As a percentage of revenues, cost of operations increased to 36.7% and 36.5% for the three and six months ended June 30, 2012, respectively, from 35.0% and 36.2% for the three and six months ended June 30, 2011, respectively.

Sales and marketing expenses increased $2.0 million to $16.9 million for the three months ended June 30, 2012 from $14.9 million for the same period in 2011. Sales and marketing expenses increased $3.2 million to $34.8 million for the six months ended June 30, 2012 from $31.6 million for the same period in 2011. The increase is driven by higher headcount and travel related expenses associated with expanding our global sales force to support growth in developing markets. As a percentage of revenues, sales and marketing expense increased to 9.2% and 9.4% for the three and six months ended June 30, 2012, respectively, from 7.6% and 8.5% for the three and six months ended June 30, 2011, respectively.

General and administrative expense increased $8.6 million to $33.5 million for the three months ended June 30, 2012 from $24.9 million for the same period in 2011. General and administrative expense increased $11.6 million to $58.5 million for the six months ended June 30, 2011 from $46.9 million for the same period in 2011. The increase was primarily due to higher professional service costs, which was $9.6 million, or 5.2% of revenue. These costs were related to business development activities including our pending business acquisition. As a percentage of revenues, general and administrative expense increased to 18.3% and 15.9% for the three and six months ended June 30, 2012, respectively, from 12.8% and 12.7% for the three and six months ended June 30, 2011, respectively.

Depreciation and amortization expenses decreased $5.5 million to $44.1 million for the three months ended June 3, 2012 from $49.6 million in the comparable prior year period. Depreciation and amortization expenses decreased $8.7 million to $87.3 million for the six months ended June 30, 2012 from $96.0 million for the same period in 2011. The decrease was driven by intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger.

Restructuring and management termination benefits expenses were $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, resulting from our December 2011 restructuring plans and relate to a liability for a leased facility we exited effective March 1, 2012 and severance related costs.

Other Income (Expense)

Interest expense increased $11.9 million to $38.0 million for the three months ended June 30, 2012 from $26.1 million for the same period in 2011. Interest expense increased $4.5 million to $64.6 million for the six months ended June 30, 2012 from $60.1 million for the same period in 2011. The increase for the three months ended June 30, 2012 is primarily due to $6.1 million of fees paid to third parties associated with the New Senior Credit Facility and $6.5 million of debt extinguishment costs related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility. Taking into account the impact of the refinance of our old Senior Credit Facility, we expect to incur approximately $25.0 million of interest and $2.0 million of amortization of financing fees on a quarterly basis.

Other, net decreased $0.8 million to a loss of $0.8 million for the three months ended June 30, 2012 from the same period in 2011. Other, net increased $0.3 million to a $0.5 million gain for the six months ended June 30, 2012 from a $0.2 million gain for the same period in 2011. The increase was primarily due to foreign currency transaction gains on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $2.1 million for the three months ended June 30, 2012, compared to a $3.8 million provision in the comparable prior year period. During the three months ended June 30, 2012 and 2011, the effective tax rate was a benefit of 12.1% and a provision of 40.4%, respectively. We recorded an income tax provision of $0.03 for the six months ended June 30, 2012 compared to a benefit of $28.3 million for the same period in 2011. During the six months ended June 30, 2012 and 2011, the effective tax rate was a provision of 0.3% and a benefit of 32.1%, respectively. The change in our effective tax rate is chiefly attributable to (i) costs related to the Merger in 2011, some of which were non-deductible for income tax purposes, (ii) state and local income tax rate changes, (iii) a shift in taxable income to lower foreign tax jurisdictions driven by the higher interest expense for our new debt instruments, (iv) debt extinguishment and debt issuance costs related to establishment of the new Credit Agreement for our New Senior Credit Facility and Revolving Credit Facility, and (v) higher professional service costs related to business development activities, including our pending business acquisition.

Liquidity and Capital Resources

Our primary sources of liquidity are expected to be cash flow from operations and projected cash flow from operating activities, as well as funds available under the revolving portion of our New Senior Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. We may need supplemental funding for those activities, which we believe could be available from the debt markets. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the revolving portion of our New Senior Credit Facility, will be sufficient to meet our cash requirements for the next twelve months.

Cash Flow

Cash and cash equivalents were $190.6 million at June 30, 2012 as compared to $226.8 million at December 31, 2011. The following table sets forth, for the periods indicated, selected consolidated cash flow activity.

	Successor	Combined Predecessor & Successor
	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$89,916	$46,354
Net cash used in investing activities	(39,690)	(2,759,386)
Net cash (used in) provided by financing activities	(84,515)	2,634,287
Effect of exchange rate changes on cash	(1,868)	2,985

Net decrease in cash	$(36,157)	$(75,760)

Net cash provided by operating activities increased $43.6 million to $89.9 million for the six months ended June 30, 2012 from $46.4 million for the same period in 2011. Net income adjusted for non-cash items increased $17.6 million, primarily as a result of the cash Merger expenses in the six months ended June 30, 2011, partially offset by the increase in costs of professional services associated with business development activities in the six months ended June 30, 2012. Cash used for working capital decreased $26.0 million and was due primarily to higher collections of account receivables driven by the impact of higher fourth quarter 2011 revenues compared to fourth quarter 2010 revenues.

Net cash used in investing activities was $39.7 million for the three months ended June 30, 2012, all related to capital expenditures. Net cash used in investing activities for the six months ended June 30, 2011 was $2,759.4 million, which includes $26.3 million for capital expenditures and $2,733.1 million of cash consideration for the Merger. Capital expenditures in both periods were driven by investments in internal infrastructure, including capacity increases as well as capitalized software for new products and services. We intend to fund the pending acquisition of MACH with available cash and new debt financing.

Net cash used in financing activities was $84.5 million for the six months ended June 30, 2012, which includes $950.0 million of borrowings under the New Senior Credit Facility offset by $1,014.8 million of payments on the Old Senior Credit Facility and $19.7 million of debt issuance costs paid. Net cash provided by financing activities was $2,634.3 million for the six months ended June 30, 2011, which includes $1,487.5 million of borrowings on our Old Senior Credit Facility and Senior Notes as well as $1,200.0 million of cash equity contributions from Buccaneer Holdings, Inc. offset by $56.0 million of financing costs paid that were capitalized and $5.1 million of principal payments on our Old Senior Credit Facility. We intend to fund the pending acquisition of MACH with available cash and new debt financing.

Debt and Credit Facilities

Old Senior Credit Facility

On December 21, 2010, we entered into our Old Senior Credit Facility consisting of a $150.0 million revolving credit facility and a $1,025.0 million term loan facility and on January 13, 2011, our Old Senior Credit Facility became effective. On April, 23, 2012, we refinanced our Old Senior Credit Facility by entering into the New Senior Credit Facility (described below) and terminating the Old Senior Credit Facility. The obligations under the Old Senior Credit Facility were unconditionally guaranteed by Buccaneer Holdings, Inc. and each of the current and future direct and indirect wholly owned domestic subsidiaries of Syniverse Holdings, Inc. and were secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Holdings, Inc. and the guarantors, in each case, subject to certain exceptions.

New Senior Credit Facility

On April, 23, 2012, we entered into the Credit Agreement with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the New Senior Credit Facility consisting of (i) the $950.0 million Term Loan Facility; and (ii) the $150.0 million Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit.

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

The following fees are applicable under our Revolving Credit Facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment to 0.25% based on a net senior secured leverage ratio of 1.75:1.0; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

Our obligations under our New Senior Credit Facility are guaranteed by Buccaneer Holdings, Inc. and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which we and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence) will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the Old Senior Credit Facility: Syniverse Technologies, LLC (formerly known as Syniverse Technologies Inc.), Syniverse ICX Corporation and The Rapid Roaming Company.

Our New Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) our ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments and acquisitions, repay certain indebtedness in the event of a change of control, amend certain debt documents and (ii) the activities engaged in by Buccaneer Holdings, Inc. The negative covenants are subject to the customary exceptions.

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the fiscal quarter ended June 30, 2012.

As of June 30, 2012, we had a carrying amount of $950.0 million, excluding original issue discount, of outstanding indebtedness under the New Senior Credit Facility. As of June 30, 2012, the applicable interest rate was 5.00% on the term loan facility based on the Eurodollar option.

Our Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at June 30, 2012, which was considered a reduction against our Revolving Credit Facility under the Credit Agreement. The unused commitment under the Revolving Credit Facility was $148.1 million at June 30, 2012.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125%, referred to herein as the Senior Notes, that mature on January 15, 2019. Interest on the Senior Notes is paid on January 15 and July 15 of each year.

The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of June 30, 2012, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.

Commitment Letter

On June 29, 2012, the Company entered into a debt financing commitment letter (the “Commitment Letter”) with Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank (the “Commitment Parties”).

Pursuant to the Commitment Letter, certain of the Commitment Parties will act as the initial lenders, joint lead arrangers and joint bookrunners with respect to a $700,000 senior secured credit facility (the “Term Loan Facility”) and a backstop facility which will be available if and to the extent that the Company is unable to incur all or a portion of the Term Loan Facility in compliance with its existing financing agreements on the closing date of the Transaction (the “Backstop Facility”, and together with the Term Loan Facility, the “Facilities”), each subject to the terms and conditions set forth in the Commitment Letter. Proceeds from the Facilities, together with the proceeds of any debt issued in lieu of the Backstop Facility, and cash on hand at the Company will be used to finance the Transaction and pay the fees and expenses related to the foregoing.

Each of the Facilities will include certain representations and warranties, affirmative and negative covenants, events of default, guarantee arrangements and, in the case of the Term Loan Facility, collateral arrangements, as described in the Commitment Letter. The Commitment Parties’ obligations to provide the financing are subject to the satisfaction of specified conditions, including:

•

the consummation of the Transaction substantially concurrently with the initial funding under the Facilities in accordance with the terms of the Purchase Agreement without giving effect to any modification, amendment, consent or waiver material and adverse to the lenders without the consent of the Commitment Parties;

•	the accuracy of certain major representations, as described in the Commitment Letter;

•	the absence of certain major events of default, as described in the Commitment Letter;

•	the consummation of the refinancing substantially concurrently with the initial funding under the Facilities;

•	the delivery of financial statements and certain marketing materials, as described in the Commitment Letter;

•

the execution and delivery of definitive loan documentation for the Facilities, including receipt of documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules; and

•	the payment of fees and expenses in connection with the Facilities.

The documentation governing the Term Loan Facility and Backstop Facility has not been finalized, and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Commitment Letter. The foregoing summary of the Commitment Letter does not purport to be complete and is subject to, and qualified in its entirety by, the terms and conditions of the Commitment Letter.

Non-GAAP Financial Measures

We believe that Adjusted EBITDA, Free Cash Flow and Net Revenues are measures commonly used by investors to evaluate our performance and that of our competitors. We believe issuers of “high-yield” debt securities also present Adjusted EBITDA and the related ratio data because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We further believe that the disclosure of Adjusted EBITDA, Free Cash Flow and Net Revenues is useful to investors as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluates our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. Adjusted EBITDA, Free Cash Flow and Net Revenues are not presentations made in accordance with U.S. GAAP and our use of the terms Adjusted EBITDA, Free Cash Flow and Net Revenues may vary from that of others in our industry. Adjusted EBITDA, Free Cash Flow and Net Revenues should not be considered as alternatives to net income (loss), operating income (loss), revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity.

In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, Adjusted EBITDA, Free Cash Flow and Net Revenues should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We attempt to compensate for these limitations by relying primarily upon our U.S. GAAP results and using Adjusted EBITDA, Free Cash Flow and Net Revenues as supplemental information only.

Adjusted EBITDA, Free Cash Flow and Net Revenues have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•

does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, including original issue discount amortization on our New Senior Credit Facility.

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

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income (loss), the closest GAAP financial measure to Adjusted EBITDA, is presented in the following tables:

	Successor	Combined Predecessor & Successor
	Three months ended June 30,
	2012	2011
	(in thousands)
Reconciliation to Adjusted EBITDA
Net loss	$(15,346)	$5,639
Other expense, net	38,586	26,115
Provision for (benefit from) income taxes	(2,122)	3,829
Depreciation and amortization	44,089	49,582
Restructuring and management termination benefits (a)	257	1,777
Non-cash stock compensation (b)	1,738	2,433
Acquisition, integration and other expenses (c)	10,608	1,262
Management fee and related expenses (e)	750	1,095

Adjusted EBITDA	$78,560	$91,732

	Successor	Combined Predecessor & Successor
	Six months ended June 30,
	2012	2011
	(in thousands)
Reconciliation to Adjusted EBITDA
Net income (loss)	$(10,833)	$(59,842)
Other expense, net	63,574	59,887
Provision for (benefit from) income taxes	35	(28,265)
Depreciation and amortization	87,273	95,993
Restructuring and management termination benefits (a)	631	1,777
Non-cash stock compensation (b)	4,426	2,433
Acquisition, integration and other expenses (c)	11,118	2,075
Carlyle transaction and merger expenses (d)	0	87,752
Management fee and related expenses (e)	1,486	1,999

Adjusted EBITDA	$157,710	$163,809

(a)	Reflects severance related costs and costs associated with our exit of a leased facility effective March 1, 2012.
(b)	Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within the Transactions and Merger expenses (see (d) below).
(c)	Reflects items associated with acquisition and integration expenses, such as incremental contractor, travel and marketing costs, and certain advisory services and employee retention costs.
(d)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.
(e)	Reflects management fees paid to Carlyle and related expenses.

A reconciliation of Free Cash Flow to net cash provided by operating activities, the closest GAAP measure, is presented in the following table:

	Successor	Combined Predecessor & Successor
	Three months ended June 30,
	2012	2011
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$72,244	$83,583
Capital expenditures	(29,803)	(16,432)

Free Cash Flow	$42,441	$67,151

	Successor	Combined Predecessor & Successor
	Six months ended June 30,
	2012	2011
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$89,916	$46,354
Merger expenses	0	87,752
Less: non-cash stock compensation included in Merger expenses	0	(29,162)
Pre-Merger interest expense	0	10,219
Capital expenditures	(39,690)	(26,265)

Free Cash Flow	$50,226	$88,898

Off-Balance Sheet Arrangements

We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $168.0 million and $129.8 million as of June 30, 2012 and December 31, 2011, respectively.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and equipment and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease our office space is similar to that used by many other companies of our size and does not have a material impact on our financial statements. We intend to continue to enter into operating leases for facilities and equipment as these leases expire or additional capacity is required.

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle, a related party, under which Carlyle will provide consulting services to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay Carlyle an annual consulting fee of $3.0 million, reimburse its out-of-pocket expenses and potentially pay additional fees associated with other future transactions. We paid Carlyle $31.5 million on the effective date of the Merger for a one-time transaction fee and expenses associated with the Transactions.

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

Contractual Obligations

Our total long term debt obligation, which consists of the New Senior Credit Facility and the Senior Notes, decreased to $2,026 million as of June 30, 2012 from $2,110 million at December 31, 2011 primarily as a result of the refinancing of our old Senior Credit Facility. Our long term debt obligation includes principal and interest. Commencing on September 30, 2012, our New Senior Credit Facility will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount of $950.0 million, with the remaining balance due at maturity.

There have been no other material changes to our Contractual Obligations disclosure in our 2011 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

During the six months ended June 30, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We have exposure to fluctuations in interest rates on our New Senior Credit Facility. Our New Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar floor. Under the Credit Agreement governing our New Senior Credit Facility, the Eurodollar rate floor was 1.25% and the base rate floor was 2.25% as of June 30, 2012. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2012, a one-eighth percent change in assumed interest rates on our New Senior Credit Facility would result in $1.2 million of additional interest expense during the next year.

Foreign Currency Exchange Rate Risk

Although the majority of our operations are conducted in U.S. dollars, our foreign operations are conducted in Euros and Great Britain Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses are affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We do not hedge our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency exchange rates against the U.S. dollar during the six months ended June 30, 2012 and 2011 would have increased or decreased our revenues and net income by approximately $4.8 million and $1.3 million, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. Based on our evaluation, as of June 30, 2012, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2011 Annual Report on Form 10-K, and disclosed elsewhere in this Quarterly Report on Form 10-Q. Other than the risks shown below relating to our proposed acquisition of MACH, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We cannot guarantee that the proposed acquisition of MACH will be consummated or that, even if the acquisition is consummated, the business of MACH will be successfully integrated. Any failure to consummate the proposed acquisition or successfully integrate the business could have a material adverse impact on our consolidated results of operations and financial condition.

Consummation of the proposed acquisition of MACH is subject to the receipt of certain regulatory approvals. As a result, we cannot guarantee that the proposed acquisition will be consummated. Our integration planning and preparation will require significant efforts both before and after the consummation of the acquisition. In the event that the proposed acquisition is not consummated or that the business of MACH is not successfully integrated:

•	Management’s attention from our day-to-day business may be diverted without any corresponding benefits from the acquisition;

•	Our or MACH’s relationships with customers and vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We may be unable to retain our or MACH’s employee base during the pre-closing and post-closing integration periods due to uncertainty surrounding long term job stability or satisfaction;

•	We may be required to pay significant transactions costs related to the proposed acquisition;

•	We will owe a termination fee to WP Roaming of €50 million (against which the deposit of €30 million will be credited).

In the event we are able to consummate the proposed acquisition of MACH we will incur substantial additional debt of up to $700 million. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various documents governing our indebtedness. Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant cash flow in the future. Our business, post the acquisition of MACH, may not generate sufficient cash flow from operations and future borrowings may not be available in an amount sufficient to enable us to pay our indebtedness on or before maturity. If we cannot service our indebtedness we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not effected on commercially reasonable terms or at all.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019(1)

10.1	Credit Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (2)

10.2	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)

10.3	Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

*10.4	Purchase Agreement, dated June 30, 2012, by and between Syniverse Holdings, Inc. and WP Roaming S.à r.l.

*10.5	Commitment Letter, dated June 29, 2012, by and between Syniverse Holdings, Inc. and Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 26, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: August 8, 2012	/S/ DAVID W. HITCHCOCK

David W. Hitchcock
Chief Administrative and Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO

Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019(1)

10.1	Credit Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (2)

10.2	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)

10.3	Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

*10.4	Purchase Agreement, dated June 30, 2012, by and between Syniverse Holdings, Inc. and WP Roaming S.à r.l.

*10.5	Commitment Letter, dated June 29, 2012, by and between Syniverse Holdings, Inc. and Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 26, 2012.
*	Filed herewith
**	Furnished herewith
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