Form 10-Q
period 2012-09-30
SYNIVERSE HOLDINGS INC
filed 2012-11-07
CIK 1169264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of November 7, 2012 was 1,000.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$168,342	$226,753
Accounts receivable, net of allowances of $9,543 and $7,374, respectively	166,389	159,422
Deferred tax assets	9,036	9,103
Income taxes receivable	16,289	5,374
Prepaid and other current assets	30,217	26,917

Total current assets	390,273	427,569
Property and equipment, net	84,563	82,630
Capitalized software, net	208,980	208,683
Deferred costs, net	43,535	46,234
Goodwill	1,682,171	1,684,856
Identifiable intangibles, net	500,911	572,404
Other assets	44,828	8,366

Total assets	$2,955,261	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$18,730	$14,107
Income taxes payable	2,197	—
Accrued liabilities	64,314	92,507
Deferred revenues	10,472	5,973
Current portion of capital lease obligation	3,790	117
Current portion of long-term debt, net of original issue discount	7,083	9,800

Total current liabilities	106,586	122,504
Long-term liabilities:
Deferred tax and other tax liabilities	234,559	236,737
Long-term capital lease obligation, less current maturities	4,106	381
Long-term debt, net of current portion and original issue discount	1,399,901	1,469,075
Other long-term liabilities	8,672	7,932

Total liabilities	1,753,824	1,836,629

Commitments and contingencies

Stockholder equity:
Common stock, $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	1,213,272	1,208,365
Accumulated deficit	(18,522)	(21,472)
Accumulated other comprehensive income	(431)	2,400

Total Syniverse Holdings, Inc. stockholder equity	1,194,319	1,189,293
Noncontrolling interest	7,118	4,820

Total equity	1,201,437	1,194,113

Total liabilities and stockholder equity	$2,955,261	$3,030,742

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

	Successor		Successor		Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 13 to September 30,	Period from January 1 to January 12,
	2012	2011	2012	2011
Revenues	$189,356	$203,680	$557,629	$551,441	$22,014

	(Unaudited)
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	69,592	67,295	203,916	192,045	9,274
Sales and marketing	16,057	17,350	50,814	46,573	2,376
General and administrative	25,744	26,894	84,255	70,080	3,664
Depreciation and amortization	44,411	49,162	131,685	142,435	2,720
Restructuring and management termination benefits	(60)	699	571	2,476	—
Merger expenses	—	—	—	40,549	47,203

	155,744	161,400	471,241	494,158	65,237

Operating income (loss)	33,612	42,280	86,388	57,283	(43,223)

Other income (expense), net:
Interest income	166	23	670	67	—
Interest expense	(25,304)	(26,728)	(83,405)	(85,966)	(859)
Debt extinguishment costs	—	—	(6,458)	—	—
Other, net	3,086	(1,259)	3,567	(744)	(349)

	(22,052)	(27,964)	(85,626)	(86,643)	(1,208)

Income (loss) before provision for (benefit from) income taxes	11,560	14,316	762	(29,360)	(44,431)
(Benefit from) provision for income taxes	(5,506)	2,633	(5,471)	(11,968)	(13,664)

Net income (loss)	17,066	11,683	6,233	(17,392)	(30,767)
Net income (loss) attributable to noncontrolling interest	1,627	477	3,283	1,698	(3)

Net income (loss) attributable to Syniverse Holdings, Inc.	$15,439	$11,206	$2,950	$(19,090)	$(30,764)

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Successor		Successor		Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 13 to September 30,	Period from January 1 to January 12,
	2012	2011	2012	2011
	(Unaudited)
Net income (loss)	$17,066	$11,683	$6,233	$(17,392)	$(30,767)
Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustment (1)	(1,648)	(211)	(2,746)	2,361	(2,366)

Other comprehensive income (loss)	(1,648)	(211)	(2,746)	2,361	(2,366)

Comprehensive income (loss)	15,418	11,472	3,487	(15,031)	(33,133)
Less: comprehensive income (loss) attributable to noncontrolling interest	2,062	(373)	3,368	934	4

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$13,356	$11,845	$119	$(15,965)	$(33,137)

(1)	Foreign currency translation adjustments are shown net of tax expense (benefit) of $419 and $(1,203) for the three months ended September 30, 2012 and 2011, respectively, and net of tax (benefit) expense of $(140), $827 and $0 for the nine months ended September 30, 2012, period January 13 through September 30, 2011 and January 1 through January 12, 2011, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from January 13 to September 30,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Operating activities
Net (loss)	$6,233	$(17,392)	$(30,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,685	142,435	2,720
Amortization of deferred debt issuance costs and original issue discount	5,946	5,449	56
Allowance for uncollectible accounts	832	488	46
Allowance for credit losses	5,300	12,398	164
Deferred income tax (benefit) expense	(1,970)	(10,910)	2,095
Write-off of deferred financing costs	6,115	—	—
Debt extinguishment costs	6,458	—	—
Excess tax benefit from stock-based compensation	—	—	8,599
Stock-based compensation	4,984	5,368	29,162
Other, net	(410)	2,760	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,463)	(54,562)	11,650
Income tax receivable or payable	(8,690)	19,956	(34,313)
Prepaid and other current assets	(3,931)	(6,207)	(1,920)
Accounts payable	5,117	(10,139)	11,111
Accrued liabilities and deferred revenues	(23,791)	3,904	14,167
Other assets and long-term liabilities	18	(8,161)	(962)

Net cash provided by operating activities	121,433	85,387	11,839

Investing activities
Capital expenditures	(50,906)	(38,515)	—
Acquisitions, net of cash acquired	(37,980)	(2,733,121)	—

Net cash used in investing activities	(88,886)	(2,771,636)	—

Financing activities
Debt issuance costs paid	(10,181)	(56,393)	—
Principal payments on Old Senior Credit Facility	(1,014,750)	(7,688)	—
Principal payments on New Senior Credit Facility	(2,375)	—	—
Borrowings under Old Senior Credit Facility, net of discount	—	1,012,500	—
Borrowings under New Senior Credit Facility, net of discount	940,500	—	—
Proceeds from issuance of 9.125% senior unsecured notes	—	475,000	—
Carlyle contribution from Holdings	—	1,200,000	—
Distribution to Buccaneer Holdings, Inc.	(77)	—	—
Payments on capital lease obligation	(4,056)	(87)	—
Minimum tax withholding on stock-based compensation	—	—	(619)
Excess tax benefit from stock-based compensation	—	—	8,599
Distribution to noncontrolling interest	(1,070)	—	—

Net cash (used in) provided by financing activities	(92,009)	2,623,332	7,980

Effect of exchange rate changes on cash	1,051	(467)	15

Net (decrease) increase in cash	(58,411)	(63,384)	19,834
Cash at beginning of period	226,753	239,290	219,456

Cash at end of period	$168,342	$175,906	$239,290

Supplemental noncash investing and financing activities
Capital lease additions	$11,905	$—	$—
Supplemental cash flow information
Interest paid	$84,630	$52,022	$—
Income taxes paid (refunded)	5,193	(15,019)	71

See Notes to Unaudited Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Description of Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. Since 1987, including our time as part of our former parent company, we have served as one of the mobile telecommunication industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearing house, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our integrated suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to mobile subscribers, including wireless voice and data roaming, Short Message Service (“SMS”), Multimedia Messaging Services (“MMS”), number portability and wireless value-added services. We currently provide our services to over 740 telecommunications operators and to more than 150 enterprise customers in nearly 160 countries.

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

Use of Estimates

We have prepared our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the period. Actual results could differ from those estimates.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $128,349 and $129,796 as of September 30, 2012 and December 31, 2011, respectively.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in other, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, we recorded foreign currency transaction gains of $3,086 and $3,567, respectively, which included a $4,345 out-of-period gain during the third quarter 2012. For the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and January 1 through January 12, 2011, we recorded foreign currency transaction losses of $1,236, $744 and $349, respectively.

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

Revenues by service offering were as follows:

	Successor
	Three months ended September 30,
	2012	2011
	(Unaudited)
Network services	$90,654	$84,583
Messaging services	44,329	48,420
Roaming services	50,219	66,347
Other	4,154	4,330

Revenues	$189,356	$203,680

	Successor		Predecessor
	Nine months ended September 30,	Period from January 13 to September 30,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
Network services	$260,150	$233,003	$9,181
Messaging services	135,780	139,833	6,198
Roaming services	147,449	164,298	6,368
Other	14,250	14,307	267

Revenues	$557,629	$551,441	$22,014

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three months ended September 30,
	2012	2011
	(Unaudited)
North America	$140,773	$156,760
Asia Pacific	18,234	14,659
Caribbean and Latin America	14,116	11,416
Europe, Middle East and Africa	16,233	20,845

Revenues	$189,356	$203,680

	Successor		Predecessor
	Nine months ended September 30,	Period from January 13 to September 30,	Period from January 1 to January 12,
	2012	2011
	(Unaudited)
North America	$420,417	$430,821	$17,294
Asia Pacific	52,681	42,369	1,295
Caribbean and Latin America	40,439	31,378	1,428
Europe, Middle East and Africa	44,092	46,873	1,997

Revenues	$557,629	$551,441	$22,014

For the three months ended September 30, 2012 and 2011, we derived 69.1% and 71.3%, respectively, of our revenues from customers in the United States. For the nine months ended September 30, 2012, the period January 13, 2011 through September 30, 2011 and January 1 through January 12, 2011, we derived 70.1%, 72.0% and 80.5%, respectively, of our revenues from customers in the United States. During the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and during the periods January 13 through September 30 and January 1 through January 12, 2011, we did not generate revenue in excess of 10% of total revenues in any other individual country.

Long-lived assets by geographic location were as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
North America	$281,872	$279,931
Asia Pacific	5,169	5,164
Caribbean and Latin America	251	293
Europe, Middle East and Africa	6,251	5,925

Total long-lived assets	$293,543	$291,313

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which is included in the Accounting Standards Codification (“ASC”) in Topic 820 “Fair Value Measurement”. ASU 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard was effective for our financial statements beginning January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. The ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement was effective for presentation of comprehensive income for fiscal years beginning after December 15, 2011 and interim periods within those years and is applied retrospectively. As this guidance only amends the presentation of the components of other comprehensive income, the adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which is included in the ASC in Topic 350 “Intangibles—Goodwill and Other”. ASU 2012-02 permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If a greater than 50 percent likelihood exists that the indefinite-lived intangible asset is impaired then the quantitative impairment test, as described in Topic 350, must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any indefinite-lived intangible assets and proceed directly to performing the quantitative impairment test by comparing the fair value with the carrying amount as described in Topic 350. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

4. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Accrued payroll and related benefits	$23,386	$37,190
Accrued interest	18,470	31,831
Accrued network payables	6,298	7,052
Accrued revenue share expenses	1,420	1,799
Other accrued liabilities	14,740	14,635

Total accrued liabilities	$64,314	$92,507

5. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months and nine months ended September 30, 2012 was a benefit of 47.6% and a benefit of 718.2%, respectively. The effective tax rate for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period from January 1 through January 12, 2011, was a provision of 18.4%, a benefit of 40.8% and a benefit of 30.8%, respectively.

The change in our effective tax rate was chiefly attributable to (i) costs related to the Merger in 2011, some of which were non-deductible for income tax purposes, (ii) state and local effective income tax rate changes, including certain discrete adjustments recorded in 2011 related to state and local income tax positions and changes in deferred tax liabilities, (iii) the release of reserves on uncertain tax positions where statutes of limitations had expired, and (vii) certain return to provision true-ups related to returns filed.

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

6. Debt and Credit Facilities

Our total debt outstanding as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Senior Credit Facility:
Term Loan Facility, due 2019	$947,625	$—
Term loan B, due 2017	—	1,014,750
$150,000 revolving credit facility	—	—
Original issue discount	(15,641)	(10,875)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000

Total debt	1,406,984	1,478,875
Less: Current portion
Long-term debt, current portion	(9,500)	(10,250)
Original issue discount, current portion	2,417	450

Long-term debt	$1,399,901	$1,469,075

Maturities of long-term debt excluding the original issue discount as of September 30, 2012 for each of the five succeeding fiscal years were as follows:

Period ended December 31, 2012	2,375
Year ended December 31, 2013	9,500
Year ended December 31, 2014	9,500
Year ended December 31, 2015	9,500
Year ended December 31, 2016	9,500
Thereafter	1,382,250

$1,422,625

We incurred debt issuance costs of $19,681 associated with our New Senior Credit Facility (as defined below) consisting of $11,345 of original issue discount and $8,336 of deferred financing fees. Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2012 was $1,974 and $5,946, respectively. This amount includes amortization related to our Senior Credit Facility and our Senior Notes. Amortization during the nine months ended September 30, 2012 included $6,458 for a write-off of original issue discount and deferred financing fees related to the refinancing of our Old Senior Credit Facility as defined below. Amortization expense for the three months ended September 30, 2011, the period January 13, 2011 through September 30, 2011, and the period January 1 through January 12, 2011, for debt issuance costs and original issue discount was $1,952, $5,449 and $56, respectively. Amortization is included in interest expense in the condensed consolidated statement of operations. The net book value of deferred financing fees included in the accompanying condensed consolidated balance sheets was as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Debt issuance costs:
Prepaid and other current assets	$3,640	$4,543
Deferred costs, net	43,535	46,234

Total	$47,175	$50,777

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

We incurred additional debt issuance costs of $8,336 in connection with the refinancing, which was determined to be a partial debt modification and partial debt extinguishment under the applicable accounting guidance. We recorded $6,115 to interest expense related to the modification and recorded the remaining $2,221 as deferred financing fees to be amortized over the life of the debt consistent with debt extinguishment accounting treatment. We recorded additional debt extinguishment costs of $6,458 related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility in the debt extinguishment costs line item on the consolidated statement of operations.

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

Effective September 30, 2012, our Term Loan Facility amortizes in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the fiscal quarter ended September 30, 2012.

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

Level 3 —Unobservable inputs that are significant to the fair value of the assets or liabilities.

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three or nine months ended September 30, 2012.

Cash, accounts receivable, accounts payable, income taxes receivable and payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts, excluding original issue discount, and fair values of our long-term debt as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Old Senior Credit Facility	$—	$—	$1,014,750	$1,016,018
New Senior Credit Facility	947,625	953,548	—	—
Senior Notes	475,000	509,438	475,000	503,500

The fair values of the Old Senior Credit Facility, the New Senior Credit Facility and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

8. Commitments and Contingencies

Business Acquisition Agreement

On June 30, 2012, Syniverse Holdings, Inc. entered into an agreement (the “Purchase Agreement”) with WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, it will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à r.l. (“WP Roaming”) (the “Transaction”). WP Roaming is a holding company which conducts the business of MACH S.à r.l, also known as “The MACH Group”. The purpose of the Transaction is to give the Company added global scale and increased reach with more direct connections to support roaming, messaging and network solutions that enable its customers to deliver superior experiences to their end users.

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

The Purchase Agreement will terminate automatically if (i) a Relevant Competition Authority enjoins the transaction or the closing conditions described above have not been satisfied as of the Longstop Date; (ii) one of several specified subsidiaries of WP Roaming experiences an insolvency situation as of the closing date; or (iii) the marketing period for Syniverse Holdings, Inc.’s financing has not completed by the Longstop Date. Upon automatic termination of the Purchase Agreement, Syniverse Holdings, Inc. will pay a termination fee of €60,000 (against which the Deposit will be credited). In addition, Syniverse Holdings, Inc. may terminate the Purchase Agreement if WP Roaming’s existing lenders cannot confirm the release of all security interests under WP Roaming’s existing financing agreements effective as of the closing of the Transaction. If the Purchase Agreement is so terminated, the Seller will retain the Deposit but Syniverse Holdings, Inc. will not be obligated to pay an additional fee.

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

Other

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2012, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

9. Stockholder Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the stockholder of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

	Total	Syniverse Holdings, Inc. Stockholder Equity	Noncontrolling Interest
Predecessor balance, December 31, 2010	$722,481	$722,406	$75

Net (loss)	(30,767)	(30,764)	(3)
Other Comprehensive (loss) income from foreign currency translation adjustments	(2,366)	(2,373)	7
Stock-based compensation	29,162	29,162	—
Tax benefit from acceleration of stock-based compensation	8,599	8,599	—
Minimum tax withholding on restricted stock awards	(619)	(619)	—

Predecessor balance, January 12, 2011	$726,490	$726,411	$79

Purchase accounting adjustments	(723,058)	(726,411)	3,353

Successor

Capital contribution from Holdings	1,200,000	1,200,000	—
Net (loss) income	(29,075)	(30,296)	1,221
Other Comprehensive income from foreign currency translation adjustments	2,573	2,487	86
Stock-based compensation	2,433	2,433	—

Successor balance, September 30, 2011 (Unaudited)	$1,179,363	$1,174,624	$4,739

Successor balance, December 31, 2011	$1,194,113	$1,189,293	$4,820

Net Income	6,233	2,950	3,283
Other Comprehensive (loss) income from foreign currency translation adjustments	(2,746)	(2,831)	85
Stock-based compensation	4,984	4,984	—
Distribution to non-controlling interest	(1,070)	—	(1,070)
Distribution to Buccaneer Holdings, Inc.	(77)	(77)	—

Successor Balance, September 30, 2012 (Unaudited)	$1,201,437	$1,194,319	$7,118

10. Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, the period January 13, 2011 through September 30, 2011, and January 1 through January 12, 2011 was as follows:

	Three months ended September 30,	Three months ended September 30,
	2012	2011
Cost of operations	$18	$241
Sales and marketing	184	1,487
General and administrative	357	1,207

Total stock-based compensation	$559	$2,935

	Successor		Predecessor
	Nine months ended September 30,	Period from January 13 to September 30,	Period from January 1 to January 12,
	2012	2011
Cost of operations	$353	$453	$—
Sales and marketing	1,884	2,498	—
General and administrative	2,747	2,417	—
Merger Expenses	—	—	29,162

Total stock-based compensation	$4,984	$5,368	$29,162

The following table summarizes our stock option activity for the nine months ended September 30, 2012:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	7,406,672	$10.00
Granted	1,199,998	11.30
Exercised	(86,667)	10.00
Cancelled or expired	(463,332)	10.16

Outstanding at September 30, 2012	8,056,671	$10.18

The fair value for options granted in the three months ended September 30, 2012 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.1%
Volatility factor	55.0%
Dividend yield	0.0%
Weighted average expected life of options (in years)	6.5

11. Restructuring and Management Termination Benefits

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2,296. As of September 30, 2012, we have paid $2,107 related to this plan.

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1,276, of which $1,189 has been paid as of September 30, 2012. In addition, effective July 1, 2011, our former Chief Executive Officer and President retired from the Company. In conjunction with his retirement, we incurred management termination benefits expense of $1,067, which was entirely paid as of September 30, 2012. These costs were recorded in restructuring and management termination benefits expense.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce to provide better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3,713 and contract termination costs of $388 related to the exit of a leased facility. We have paid $3,319 related to this plan as of September 30, 2012.

We expect to pay the remainder of the benefits outstanding under each of these plans by June 30, 2013.

The following table summarizes the activity in our restructuring and management termination benefits liability for the nine months ended September 30, 2012:

	December 31, 2011 Balance	Additions	Payments	Adjustments	September 30, 2012 Balance
December 2010 Plan	$336	$—	$(147)	$—	$189
June 2011 Plan	1,354	—	(1,240)	(27)	87
December 2011 Plan	2,961	702	(2,777)	(104)	782

Total	$4,651	$702	$(4,164)	$(131)	$1,058

12. Merger Expenses

Predecessor period merger expenses incurred in the period January 1, 2011 through January 12, 2011 consisted of stock-based compensation of $29,162 related to the acceleration of the equity awards existing prior to the Merger, advisory costs of $15,690 and professional services costs including legal, tax and audit services of $2,351. Successor period merger expenses for the period January 13, 2011 through September 30, 2011 consisted of advisory costs of $35,023, of which a portion related to the transaction fee and expenses paid to Carlyle, and legal, accounting and insurance costs of $5,526.

13. Related Party Transactions

Consulting Agreement with Carlyle

On the effective date of the Merger, the Company entered into a consulting services agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. We recorded $2,392 associated with the annual consulting fee in general and administrative expenses for the nine months ended September 30, 2012 and $1,383 for the period January 13, 2011 through September 30, 2011. We also paid Carlyle $31,549 on the effective date of the Merger for a one-time transaction fee and expenses associated with the Transactions. Of that amount, $20,507 was recorded in merger expenses for the Successor period and $11,042 was included in capitalized debt issuance costs.

14. Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our consolidated revenue and net loss for the nine months ended September 30, 2011 assuming that the Merger had taken place on January 1, 2010:

Nine months Ended September 30, 2011
Pro Forma
Revenues	$573,455
Net Income	10,217

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

15. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive income (loss) and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the Subsidiary Guarantors and the non-guarantor subsidiaries for all periods presented to reflect the guarantor structure under the Senior Notes as discussed in Note 6. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by certain wholly owned domestic subsidiaries of Syniverse Inc., including Syniverse Technologies LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Subsidiary Guarantors”). Highwoods Corporation, Syniverse Technologies BV, Syniverse Technologies Holdings LLC, Perfect Profits International Limited, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors. Such guarantees are irrevocable, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2012

(AMOUNTS IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$127,068	$41,230	$—	$168,342
Accounts receivable, net of allowances	—	142,477	23,912	—	166,389
Accounts receivable—affiliates	1,309,068	—	221,874	(1,530,942)	—
Deferred tax assets	—	9,036	—	—	9,036
Income taxes receivable	—	13,483	9,625	(6,819)	16,289
Prepaid and other current assets	3,678	19,720	6,819	—	30,217

Total current assets	1,312,790	311,784	303,460	(1,537,761)	390,273
Property and equipment, net	—	75,799	8,764	—	84,563
Capitalized software, net	—	206,073	2,907	—	208,980
Deferred costs, net	43,535	—	—	—	43,535
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	497,670	3,241	—	500,911
Long-term note receivable—affiliates	—	—	7,183	(7,183)	—
Other assets	—	44,567	261	—	44,828
Investment in subsidiaries	1,263,348	302,361	—	(1,565,709)	—

Total assets	$2,619,673	$3,120,425	$325,816	$(3,110,653)	$2,955,261

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$16,776	$1,954	$—	$18,730
Accounts payable—affiliates	—	1,538,259	—	(1,538,259)	—
Income taxes payable	—	8,817	—	(6,620)	2,197
Accrued liabilities	18,370	36,555	9,389	—	64,314
Deferred revenues	—	6,529	3,943	—	10,472
Current portion of capital lease obligation	—	3,790	—	—	3,790
Current portion of long-term debt, net of original issue discount	7,083	—	—	—	7,083

Total current liabilities	25,453	1,610,726	15,286	(1,544,879)	106,586
Long-term liabilities:
Long-term note payable—affiliates	—	7,183	—	(7,183)	—
Deferred tax and other tax liabilities	—	234,559	—	—	234,559
Long-term capital lease obligation, less current maturities	—	4,106	—	—	4,106
Long-term debt, net of current portion and original issue discount	1,399,901	—	—	—	1,399,901
Other long-term liabilities	—	503	8,169	—	8,672

Total liabilities	1,425,354	1,857,077	23,455	(1,552,062)	1,753,824

Stockholder equity:
Common stock	—	—	125	(125)	—
Additional paid-in capital	1,213,272	529,580	356,113	(885,693)	1,213,272
(Accumulated deficit) retained earnings	(18,522)	727,548	(29,411)	(698,137)	(18,522)
Accumulated other comprehensive (loss) income	(431)	6,220	(24,466)	18,246	(431)

Total Syniverse Holdings Inc. stockholder equity	1,194,319	1,263,348	302,361	(1,565,709)	1,194,319
Noncontrolling interest	—	—	—	7,118	7,118

Total equity	1,194,319	1,263,348	302,361	(1,558,591)	1,201,437

Total liabilities and stockholder equity	$2,619,673	$3,120,425	$325,816	$(3,110,653)	$2,955,261

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$163,556	$25,800	$—	$189,356

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	59,814	9,778	—	69,592
Sales and marketing	—	11,204	4,853	—	16,057
General and administrative	—	25,641	103	—	25,744
Depreciation and amortization	—	43,057	1,354	—	44,411
Restructuring and management termination benefits	—	(60)	—	—	(60)

	—	139,656	16,088	—	155,744

Operating income	—	23,900	9,712	—	33,612
Other income (expense), net:
Income from equity investment	32,668	13,542	—	(46,210)	—
Interest income	—	74	92	—	166
Interest expense	(25,304)	—	—	—	(25,304)
Other, net	—	788	2,298	—	3,086

	7,364	14,404	2,390	(46,210)	(22,052)

Income (loss) before provision for (benefit from) income taxes	7,364	38,304	12,102	(46,210)	11,560
(Benefit from) provision for income taxes	(9,702)	5,636	(1,440)	—	(5,506)

Net income	17,066	32,668	13,542	(46,210)	17,066
Net income attributable to noncontrolling interest	—	—	—	1,627	1,627

Net income attributable to Syniverse Holdings, Inc.	$17,066	$32,668	$13,542	$(47,837)	$15,439

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$17,066	$32,668	$13,542	$(46,210)	$17,066
Other comprehensive (loss) (net of tax):
Foreign currency translation adjustment, net of tax expense of $419	—	—	(1,648)	—	(1,648)

Other comprehensive loss	—	—	(1,648)	—	(1,648)

Comprehensive income (loss)	17,066	32,668	11,894	(46,210)	15,418
Less: comprehensive income attributable to noncontrolling interest	—	—	—	2,062	2,062

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$17,066	$32,668	$11,894	$(48,272)	$13,356

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$483,233	$74,396	$—	$557,629

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	175,733	28,183	—	203,916
Sales and marketing	—	35,681	15,133	—	50,814
General and administrative	—	86,900	(2,645)	—	84,255
Depreciation and amortization	—	127,037	4,648	—	131,685
Restructuring and management termination benefits	—	533	38	—	571

	—	425,884	45,357	—	471,241

Operating income	—	57,349	29,039	—	86,388
Other income (expense), net:
Income from equity investment	61,490	24,655	—	(86,145)	—
Interest income	—	317	353	—	670
Interest expense	(83,405)	—	—	—	(83,405)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	383	3,184	—	3,567

	(28,373)	25,355	3,537	(86,145)	(85,626)

(Loss) income before (benefit from) provision for income taxes	(28,373)	82,704	32,576	(86,145)	762
(Benefit from) provision for income taxes	(34,606)	21,214	7,921	—	(5,471)

Net income	6,233	61,490	24,655	(86,145)	6,233
Net income attributable to noncontrolling interest	—	—	—	3,283	3,283

Net income attributable to Syniverse Holdings, Inc.	$6,233	$61,490	$24,655	$(89,428)	$2,950

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$6,233	$61,490	$24,655	$(86,145)	$6,233
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of ($140)	—	—	(2,746)	—	(2,746)

Other comprehensive loss	—	—	(2,746)	—	(2,746)

Comprehensive income (loss)	6,233	61,490	21,909	(86,145)	3,487
Less: comprehensive income attributable to noncontrolling interest	—	—	—	3,368	3,368

Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$6,233	$61,490	$21,909	$(89,513)	$119

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Operating activities
Net income	$6,233	$61,490	$24,655	$(86,145)	$6,233
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	127,036	4,649	—	131,685
Amortization of deferred debt issuance costs and original issue discount	5,946	—	—	—	5,946
Allowance for uncollectible accounts	—	221	611	—	832
Allowance for credit losses	—	3,906	1,394	—	5,300
Deferred income tax benefit	—	(1,970)	—	—	(1,970)
Write-off of deferred financing costs	6,115	—	—	—	6,115
Debt extinguishment costs	6,458	—	—	—	6,458
Income from equity investments	(61,490)	(24,655)	—	86,145	—
Stock-based compensation	4,984	—	—	—	4,984
Other, net	—	4,842	(5,252)	—	(410)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(8,684)	(3,779)	—	(12,463)
Accounts receivable - Affiliates	132,134	—	1,535	(133,669)	—
Income tax receivable or payable	—	(4,391)	(4,299)	—	(8,690)
Prepaid and other current assets	(38)	(3,555)	(338)	—	(3,931)
Accounts payable	—	4,398	719	—	5,117
Accounts payable - Affiliates	—	(133,669)	—	133,669	—
Accrued liabilities and deferred revenues	(13,459)	(9,491)	(841)	—	(23,791)
Other assets and long-term liabilities	—	(665)	683	—	18

Net cash provided by operating activities	86,883	14,813	19,737	—	121,433

Investing activities
Capital expenditures	—	(47,459)	(3,447)	—	(50,906)
Acquisitions, net of cash acquired	—	(37,980)	—	—	(37,980)

Net cash used in investing activities	—	(85,439)	(3,447)	—	(88,886)

Financing activities
Debt issuance costs paid	(10,181)	—	—	—	(10,181)
Principal payments on Old Senior Credit Facility	(1,014,750)	—	—	—	(1,014,750)
Principal payments on New Senior Credit Facility	(2,375)	—	—	—	(2,375)
Borrowings under New Senior Credit Facility, net of discount	940,500	—	—	—	940,500
Distribution to Buccaneer Holdings, Inc.	(77)	—	—	—	(77)
Payments on capital lease obligation	—	(4,056)	—	—	(4,056)
Distribution to noncontrolling interest	—	—	(1,070)	—	(1,070)

Net cash used in financing activities	(86,883)	(4,056)	(1,070)	—	(92,009)

Effect of exchange rate changes on cash	—	—	1,051	—	1,051

Net (decrease) increase in cash	—	(74,682)	16,271	—	(58,411)
Cash at beginning of period	44	201,750	24,959	—	226,753

Cash at end of period	$44	$127,068	$41,230	$—	$168,342

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(AMOUNTS IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$201,750	$24,959	$—	$226,753
Accounts receivable, net of allowances	—	137,920	21,502	—	159,422
Accounts receivable—affiliates	1,444,777	—	219,515	(1,664,292)	—
Deferred tax assets	—	9,103	—	—	9,103
Income tax receivable	—	275	5,099	—	5,374
Prepaid and other current assets	4,543	16,165	6,209	—	26,917

Total current assets	1,449,364	365,213	277,284	(1,664,292)	427,569
Property and equipment, net	—	74,460	8,170	—	82,630
Capitalized software, net	—	205,462	3,221	—	208,683
Deferred costs, net	46,234	—	—	—	46,234
Goodwill	—	1,684,856	—	—	1,684,856
Identifiable intangibles, net	—	568,082	4,322	—	572,404
Long-term note receivable—affiliates	—	—	7,299	(7,299)	—
Other assets	—	8,225	141	—	8,366
Investment in subsidiaries	1,204,399	277,278	—	(1,481,677)	—

Total assets	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$12,378	$1,729	$—	$14,107
Accounts payable—affiliates	—	1,669,228	—	(1,669,228)	—
Accrued liabilities	31,829	49,485	11,193	—	92,507
Deferred revenues	—	3,090	2,883	—	5,973
Current portion of capital lease obligation	—	117	—	—	117
Current portion of long-term debt, net of original issue discount	9,800	—	—	—	9,800

Total current liabilities	41,629	1,734,298	15,805	(1,669,228)	122,504
Long-term liabilities:
Long-term note payable—affiliates	—	7,183	—	(7,183)	—
Deferred tax and other tax liabilities	—	236,737	—	—	236,737
Long-term capital lease obligation, less current maturities	—	381	—	—	381
Long-term debt, net of current portion and original issue discount	1,469,075	—	—	—	1,469,075
Other long-term liabilities	—	578	7,354	—	7,932

Total liabilities	1,510,704	1,979,177	23,159	(1,676,411)	1,836,629

Stockholder equity:
Common stock	—	—	125	(125)	—
Additional paid-in capital	1,208,365	529,580	356,113	(885,693)	1,208,365
(Accumulated deficit) retained earnings	(21,472)	666,059	(54,068)	(611,991)	(21,472)
Accumulated other comprehensive income (loss)	2,400	8,760	(24,892)	16,132	2,400

Total Syniverse Holdings Inc. stockholder equity	1,189,293	1,204,399	277,278	(1,481,677)	1,189,293
Noncontrolling interest	—	—	—	4,820	4,820

Total equity	1,189,293	1,204,399	277,278	(1,476,857)	1,194,113

Total liabilities and stockholder equity	$2,699,997	$3,183,576	$300,437	$(3,153,268)	$3,030,742

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$174,666	$29,014	$—	$203,680

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	58,318	8,977	—	67,295
Sales and marketing	—	12,600	4,750	—	17,350
General and administrative	—	27,548	(654)	—	26,894
Depreciation and amortization	—	47,803	1,359	—	49,162
Restructuring and management termination benefits	—	—	699	—	699

	—	146,269	15,131	—	161,400

Operating income	—	28,397	13,883	—	42,280
Other income (expense), net:
Income from equity investment	28,849	8,412	—	(37,261)	—
Interest income	—	12	11	—	23
Interest expense	(26,728)	—	—	—	(26,728)
Other, net	—	(1,061)	(198)	—	(1,259)

	2,121	7,363	(187)	(37,261)	(27,964)

Income before (benefit from) provision for income taxes	2,121	35,760	13,696	(37,261)	14,316
(Benefit from) provision for income taxes	(9,562)	6,911	5,284	—	2,633

Net income	11,683	28,849	8,412	(37,261)	11,683
Net income attributable to noncontrolling interest	—	—	—	477	477

Net income attributable to Syniverse Holdings, Inc.	$11,683	$28,849	$8,412	$(37,738)	$11,206

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$11,683	$28,849	$8,412	$(37,261)	$11,683
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of $(1,203)	—	—	(211)	—	(211)

Other comprehensive loss	—	—	(211)	—	(211)

Comprehensive income	11,683	28,849	8,201	(37,261)	11,472
Less: comprehensive loss attributable to noncontrolling interest	—	—	—	(373)	(373)

Comprehensive income attributable to Syniverse Holdings, Inc.	$11,683	$28,849	$8,201	$(36,888)	$11,845

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$479,582	$71,859	$—	$551,441

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	166,055	25,990	—	192,045
Sales and marketing	—	32,383	14,190	—	46,573
General and administrative	—	70,668	(588)	—	70,080
Depreciation and amortization	—	138,194	4,241	—	142,435
Restructuring and management termination benefits	—	1,172	1,304	—	2,476
Merger expenses	—	40,549	—	—	40,549

	—	449,021	45,137	—	494,158

Operating income	—	30,561	26,722	—	57,283
Other income (expense), net:
Income from equity investment	35,565	20,663	—	(56,228)	—
Interest income	—	15	52	—	67
Interest expense	(85,966)	—	—	—	(85,966)
Other, net	—	(856)	112	—	(744)

	(50,401)	19,822	164	(56,228)	(86,643)

(Loss) income before (benefit from) provision for income taxes	(50,401)	50,383	26,886	(56,228)	(29,360)
(Benefit from) provision for income taxes	(33,009)	14,818	6,223	—	(11,968)

Net (loss) income	(17,392)	35,565	20,663	(56,228)	(17,392)
Net income attributable to noncontrolling interest	—	—	—	1,698	1,698

Net (loss) income attributable to Syniverse Holdings, Inc.	$(17,392)	$35,565	$20,663	$(57,926)	$(19,090)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE PERIOD JANUARY 13, 2011 THROUGH SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(17,392)	$35,565	$20,663	$(56,228)	$(17,392)
Other comprehensive income (net of tax):
Foreign currency translation adjustment, net of tax expense of $827	—	—	2,361	—	2,361

Other comprehensive income	—	—	2,361	—	2,361

Comprehensive (loss) income	(17,392)	35,565	23,024	(56,228)	(15,031)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	934	934

Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(17,392)	$35,565	$23,024	$(57,162)	$(15,965)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 13, 2011 THROUGH SEPTEMBER 30, 2011

(AMOUNTS IN THOUSANDS)

	Successor
	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Operating activities
Net (loss) income	$(17,392)	$35,565	$20,663	$(56,228)	$(17,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	138,194	4,241	—	142,435
Amortization of deferred debt issuance costs and original issue discount	5,197	252	—	—	5,449
Allowance for uncollectible accounts	—	305	183	—	488
Allowance for credit losses	—	11,245	1,153	—	12,398
Deferred income tax (benefit) expense	—	(15,158)	4,248	—	(10,910)
(Income) loss from equity investment	(35,565)	(20,663)	—	56,228	0
Stock-based compensation	5,368	—	—	—	5,368
Other, net	—	2,729	31	—	2,760
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(48,956)	(5,606)	—	(54,562)
Accounts receivable—affiliates	102,034	184,226	(81,998)	(204,262)	0
Income tax receivable or payable	—	28,671	(8,715)	—	19,956
Prepaids and other current assets	(38)	(4,627)	(1,542)	—	(6,207)
Accounts payable	—	(44,245)	34,106	—	(10,139)
Accounts payable—affiliates	36,770	(242,628)	1,596	204,262	0
Accrued liabilities and deferred revenues	13,164	(38,603)	29,343	—	3,904
Other assets and long-term liabilities	164	(5,305)	(3,020)	—	(8,161)

Net cash provided by (used in) operating activities	109,702	(18,998)	(5,317)	—	85,387

Investing activities
Capital expenditures	—	(35,459)	(3,056)	—	(38,515)
Acquisitions, net of cash acquired	(2,733,121)	—	—	—	(2,733,121)

Net cash (used in) investing activities	(2,733,121)	(35,459)	(3,056)	—	(2,771,636)

Financing activities
Debt issuance costs paid	(56,393)	—	—	—	(56,393)
Principal payments on Old Senior Credit Facility	(7,688)	—	—	—	(7,688)
Borrowings under New Senior Credit Facility, net of discount	1,012,500	—	—	—	1,012,500
Proceeds from issuance of 9.125% senior unsecured notes	475,000	—	—	—	475,000
Carlyle contribution from Holdings	1,200,000	—	—	—	1,200,000
Payments on capital lease obligation	—	(87)	—	—	(87)

Net cash provided by (used in) financing activities	2,623,419	(87)	—	—	2,623,332

Effect of exchange rate changes on cash	—	—	(467)	—	(467)

Net (decrease) in cash	—	(54,544)	(8,840)	—	(63,384)
Cash at beginning of period	44	216,551	22,695	—	239,290

Cash at end of period	$44	$162,007	$13,855	$—	$175,906

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

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net loss	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment, net of tax benefit of $0	—	(425)	(1,941)	—	(2,366)

Other comprehensive loss	—	(425)	(1,941)	—	(2,366)

Comprehensive loss	(30,767)	(18,660)	(7,423)	23,717	(33,133)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	4	4

Comprehensive loss attributable to Syniverse Holdings, Inc.	$(30,767)	$(18,660)	$(7,423)	$23,713	$(33,137)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011

(AMOUNTS IN THOUSANDS)

	Predecessor
	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Operating activities
Net loss	$(30,767)	$(18,235)	$(5,482)	$23,717	$(30,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,225	495	—	2,720
Amortization of deferred debt issuance costs and original issue discount	—	56	—	—	56
Allowance for uncollectible accounts	—	(24)	70	—	46
Allowance for credit losses	—	21	143	—	164
Deferred income tax expense (benefit)	—	3,802	(1,707)	—	2,095
Loss from equity investment	18,235	5,482	—	(23,717)	—
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Stock-based compensation	29,162	—	—	—	29,162
Other, net	—	16	15	—	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	11,124	526	—	11,650
Accounts receivable—affiliates	8,968	(69,024)	(106,723)	166,779	—
Income tax receivable or payable	—	(33,273)	(1,040)	—	(34,313)
Prepaids and other current assets	—	(2,419)	499	—	(1,920)
Accounts payable	—	46,500	(35,389)	—	11,111
Accounts payable—affiliates	(48,131)	38,214	176,696	(166,779)	—
Accrued liabilities and deferred revenues	5,954	34,060	(25,847)	—	14,167
Other assets and long-term liabilities	—	(840)	(122)	—	(962)

Net cash (used in) provided by operating activities	(7,980)	17,685	2,134	—	11,839

Investing activities

Net cash used in investing activities	—	—	—	—	—

Financing activities
Minimum tax withholding on stock-based compensation	(619)	—	—	—	(619)
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599

Net cash provided by financing activities	7,980	—	—	—	7,980

Effect of exchange rate changes on cash	—	—	15	—	15

Net increase in cash	—	17,685	2,149	—	19,834
Cash at beginning of period	44	198,866	20,546	—	219,456

Cash at end of period	$44	$216,551	$22,695	$—	$239,290

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the performance of global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	expectations of changes in our revenues from prior periods to future periods;

•	our beliefs concerning the effects that the current economic conditions will have on our business;

•	the costs and difficulties of acquiring and integrating complementary business and technologies could impede our future growth, diminish our competitiveness and harm our operations;

•	capital expenditures in future periods; and

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

The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger (as defined in Note 2 of this Quarterly Report on Form 10-Q) and the related Transactions (as defined in Note 2 of this Quarterly Report on Form 10-Q). Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes, we will discuss changes between the nine months ended September 30, 2012 and September 30, 2011 without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates our results of operations. The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2012, as well as the unaudited condensed consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Business

In today’s highly competitive wireless industry, a key priority for the roughly 1,000 mobile operators around the world is to offer uninterrupted network coverage to, and seamless wireless connectivity for, subscribers. When subscribers connect using their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is more readily achieved. However, when subscribers roam on other operators’ networks or connect with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and often incompatible technologies, networks and devices. The latter scenario requires physical connections between operators’ networks and numerous agreements that govern these interactions. We believe it is costly and inefficient for mobile operators to connect directly for certain data and transaction types, such as roaming. These transactions require visibility into proprietary subscriber data and usage patterns which is impractical to do with other mobile operators who may also be competitors. Therefore, it is important to have a neutral and trusted expert third-party intermediary, such as the Company, serve as the interface between operators to process these transactions.

We clear, process, route, translate and transport over a billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also have a secure physical network infrastructure, consisting of 18 data centers and 14 network points-of-presence worldwide, that provides the connections required to complete these transactions. Such connections can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services, mobile operators enable their subscribers to make phone calls, send and receive text messages, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.

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

Services

We provide an integrated suite of Network, Messaging and Roaming services for our customers, which are primarily utilized when mobile operators need to interact with one another. Most of our customers utilize two or more of our service offerings.

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

•

Signaling solutions provide cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. We have recently enhanced this platform to address interoperability issues encountered with 4G devices to enable effective, real-time communication between devices on 4G networks and devices on networks that utilize other technology. For example, this platform now supports communication between 4G and 3G networks. Signaling solutions services are primarily billed through per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

•	Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. Revenue for these services is based on the duration of use, number and size of data/messaging records provided to us by our customers for aggregation, translation and distribution among operators. MDR services allow CDMA data devices to roam on other CDMA operator networks. MDR generates revenue based on the size of data/messaging records processed.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire. Revenue for this service is based on a per-transaction fee.

•

IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking packet exchange (“IPX”) and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks. Revenue for these services is primarily based on fixed monthly charges.

•

RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction. These services generate revenue mainly through transaction-based fees.

•

Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing. Revenue for these services is based on per-subscriber or per-transaction fees.

•

Number portability services allow subscribers to retain their phone numbers when changing mobile service providers. These services primarily generate revenue by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations.

In addition to the services described above, we provide our customers with the ability to connect to various third-party intelligent network database providers (“Off-Network Database Queries”). We pass these charges on to our customers on a per-transaction basis, with little or no margin, based on the charges we receive from the third-party intelligent network database providers.

For all of our transaction based services, we recognize revenue at the time the transactions are processed. We recognize fixed fees as revenue on a monthly basis as the related services are performed. We defer revenue and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

Messaging services. We provide mobile operators with routing, translation and delivery services for SMS and MMS messages sent from one operator’s network to another. While mobile operators have routing and delivery capabilities for subscribers within their own networks, they do not generally have an efficient way to directly route and deliver messages to other operators’ networks as this would require a direct connection with each of over a thousand mobile operators throughout the world, as well as sophisticated translation capabilities between numerous mobile standards. Once one of our customers has determined that an SMS or an MMS message needs to be delivered outside of its network, the message is sent to us. From there, we determine where the message is going, translate the message so it can be read by the receiving network and deliver it. This is known as Peer-to-Peer (“P2P”) messaging. As part of our enterprise messaging business, known as Application-to-Peer (“A2P”) messaging, we provide enterprise customers with routing, translation and delivery services for direct communication with their customers and employees via SMS and MMS alerts. Our Messaging revenue is typically generated on a per-transaction (or per-message) basis and paid to us by the customer on whose network the message originated.

Roaming services. We operate the largest roaming clearing house in the world and process hundreds of billions of roaming transactions each year. A roaming transaction is generated when a subscriber from one mobile operator makes or receives a call, sends or receives an SMS or MMS message, or initiates a data session, in each case, while roaming on another operator’s network. Subscribers typically roam in places where their home operator’s network coverage is relatively limited or non-existent. In order to provide seamless global coverage, mobile operators enter into roaming agreements with one another to provide access for their subscribers to other operators’ networks in a given geography. When its subscribers roam, the home operator must pay the visited operator for use of the network. Through our clearing house, we clear and settle these roaming transactions. The information we provide determines the amount of roaming charges owed by one mobile operator to another. Fees are paid to us by the visited operator who ultimately bills the home operator for use of its network. In addition to this core service, we provide mobile operators a number of other value-added services, including roaming data analytics, roaming agreement management, fraud prevention and financial settlement services. Our Roaming revenue is typically generated on a per-transaction basis.

We provide technology turnkey solutions, including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions. Our turnkey solutions business provides software services to customers primarily in the Asia Pacific region.

Executive Overview

Financial Highlights

For the three months ended September 30, 2012, revenues decreased $14.3 million, or 7.0% to $189.4 million from $203.7 million for the three months ended September 30, 2011. The decrease was primarily driven by the Verizon Wireless contract renewal implemented at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012. The pricing impact was partially offset by transaction volume increases in our Network service offering, specifically our MDR, interstandard roaming solution and IPX products and in our enterprise messaging product. For the three months ended September 30, 2012, cost of operations increased $2.3 million due primarily to higher data processing and solutions costs, partially offset by lower revenue share cost resulting from a contractual rate reduction. Sales, marketing, general and administrative expenses declined $2.4 million, driven by lower stock based compensation and performance based compensation, partially offset by professional services costs associated with business development activities including our pending business acquisition. Depreciation and amortization expenses decreased $4.8 million to $44.4 million for the three months ended September 30, 2012 from $49.2 million for the same period in 2011 primarily due to reduced intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger. Operating income decreased $8.7 million to $33.6 million for the three months ended September 30, 2012 from $42.3 million for the same period in 2011, driven by the factors discussed above.

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

Revenues

Most of our revenues are derived from transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our Network, Messaging, Roaming and Other services to telecommunications operators and enterprise customers throughout the world. Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.

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

•

Merger expenses includes stock-based compensation related to the acceleration of equity awards in connection with the Merger, advisory costs, professional services costs including legal, tax and audit services, insurance costs and transaction fees and expenses paid to Carlyle incurred in connection with the Transactions.

Consolidated Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012	% of Revenues	Three months ended September 30, 2011	% of Revenues	Three months ended September 30, 2012 vs. 2011 $	Three months ended September 30, 2012 vs. 2011%
Revenues:
Network services	$90,654	47.9%	$84,583	41.5%	$6,071	7.2%
Messaging services	44,329	23.4%	48,420	23.8%	(4,091)	(8.4)%
Roaming services	50,219	26.5%	66,347	32.6%	(16,128)	(24.3)%
Other	4,154	2.2%	4,330	2.1%	(176)	(4.1)%

Revenues	189,356	100.0%	203,680	100.0%	(14,324)	(7.0)%
Costs and expenses:
Cost of operations	69,592	36.8%	67,295	33.0%	2,297	3.4%
Sales and marketing	16,057	8.5%	17,350	8.5%	(1,293)	(7.5)%
General and administrative	25,744	13.6%	26,894	13.2%	(1,150)	(4.3)%
Depreciation and amortization	44,411	23.5%	49,162	24.1%	(4,751)	(9.7)%
Restructuring and management termination benefits	(60)	0.0%	699	0.3%	(759)	(108.6)%

	155,744	82.2%	161,400	79.2%	(5,656)	(3.5)%

Operating income (loss)	33,612	17.8%	42,280	20.8%	(8,668)	(20.5)%
Other income (expense), net:
Interest income	166	0.2%	23	0.0%	143	622.8%
Interest expense	(25,304)	(13.4)%	(26,728)	(13.1)%	1,424	(5.3)%
Other, net	3,086	1.6%	(1,259)	(0.6)%	4,345	(345.2)%

	(22,052)	(11.6)%	(27,964)	(13.7)%	5,912	(21.1)%

Income (loss) before provision for (benefit from) income taxes	11,560	6.0%	14,316	7.0%	(2,756)	(19.3)%
Provision for (benefit from) income taxes	(5,506)	(2.9)%	2,633	1.3%	(8,139)	(309.1)%

Net income (loss)	17,066	9.0%	11,683	5.7%	5,383	46.1%
Net income attributable to noncontrolling interests	1,627	0.9%	477	0.2%	1,150	241.1%

Net income (loss) attributable to Syniverse Holdings, Inc.	$15,439	8.2%	$11,206	5.5%	$4,233	37.8%

	Successor		Combined Predecessor & Successor	% of Revenues	Successor	% of Revenues	Predecessor	% of Revenues	Nine months ended September 30, 2012 vs. 2011 $	Nine months ended September 30, 2012 vs. 2011%
	Nine months ended September 30, 2012	% of Revenues	Nine months ended September 30, 2011		Period from January 13 to September 30, 2011		Period from January 1 to January 12, 2011
			(dollars in thousands)
Revenues:
Network services	$260,150	46.7%	$242,184	42.2%	$233,003	42.3%	$9,181	41.7%	$17,966	7.4%
Messaging services	135,780	24.3%	146,031	25.5%	139,833	25.4%	6,198	28.2%	(10,251)	(7.0)%
Roaming services	147,449	26.4%	170,666	29.8%	164,298	29.8%	6,368	28.9%	(23,217)	(13.6)%
Other	14,250	2.6%	14,574	2.5%	14,307	2.6%	267	1.2%	(324)	(2.2)%

Revenues	557,629	100.0%	573,455	100.0%	551,441	100.0%	22,014	100.0%	(15,826)	(2.8)%
Costs and expenses:
Cost of operations	203,916	36.6%	201,319	35.1%	192,045	34.8%	9,274	42.1%	2,597	1.3%
Sales and marketing	50,814	9.1%	48,949	8.5%	46,573	8.4%	2,376	10.8%	1,865	3.8%
General and administrative	84,255	15.1%	73,744	12.9%	70,080	12.7%	3,664	16.6%	10,511	14.3%
Depreciation and amortization	131,685	23.6%	145,155	25.3%	142,435	25.8%	2,720	12.4%	(13,470)	(9.3)%
Restructuring and management termination benefits	571	0.1%	2,476	0.4%	2,476	0.4%	—	0.0%	(1,905)	(77.0)%
Merger expenses	—	0.0%	87,752	15.3%	40,549	7.4%	47,203	214.4%	(87,752)	(100.0)%

	471,241	84.5%	559,395	97.5%	494,158	89.6%	65,237	296.3%	(88,154)	(15.8)%

Operating income (loss)	86,388	15.5%	14,060	2.5%	57,283	10.4%	(43,223)	(196.3)%	72,328	(514.4)%
Other income (expense), net:
Interest income	670	0.1%	67	0.0%	67	0.0%	—	0.0%	603	900.4%
Interest expense	(83,405)	(15.0)%	(86,825)	(15.1)%	(85,966)	(15.6)%	(859)	(3.9)%	3,420	(3.9)%
Debt extinguishment costs	(6,458)	(1.2)%	—	0.0%	—	0.0%	—	0.0%	(6,458)	(100.0)%
Other, net	3,567	0.6%	(1,093)	(0.2)%	(744)	0.1%	(349)	(1.6)%	4,660	(426.3)%

	(85,626)	(15.4)%	(87,851)	(15.3)%	(86,643)	(15.7)%	(1,208)	(5.5)%	2,225	(2.5)%

Income (loss) before provision for (benefit from) income taxes	762	0.1%	(73,791)	(12.9)%	(29,360)	(5.3)%	(44,431)	(201.8)%	74,553	(101.0)%
Benefit from income taxes	(5,471)	(1.0)%	(25,632)	(4.5)%	(11,968)	(2.2)%	(13,664)	(62.1)%	20,161	(78.7)%

Net income (loss)	6,233	1.1%	(48,159)	(8.4)%	(17,392)	(3.2)%	(30,767)	(139.7)%	54,392	(112.9)%
Net income (loss) attributable to noncontrolling interests	3,283	0.6%	1,695	0.3%	1,698	0.3%	(3)	(0.0)%	1,588	93.6%

Net income (loss) attributable to Syniverse Holdings, Inc.	$2,950	0.5%	$(49,854)	(8.7)%	$(19,090)	(3.5)%	$(30,764)	(139.7)%	$52,804	(105.9)%

Revenues

Revenues decreased $14.3 million to $189.4 million for the three months ended September 30, 2012 from $203.7 million for the same period in 2011. Revenues decreased $15.9 million to $557.6 million for the nine months ended September 30, 2012 from $573.5 million for the same period in 2011. The decline in revenues was primarily due to the impact of the Verizon Wireless contract renewal at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012.

Network services revenue increased $6.1 million, or 7.2%, to $90.7 million for the three months ended September 30, 2012 from $84.6 million for the same period in 2011. Network services revenue increased $18.0 million, or 7.4%, to $260.2 million for the nine months ended September 30, 2012 from $242.2 million for the same period in 2011. MDR revenue increased $4.8 million and $15.7 million on a quarter- and year-to-date basis, respectively, driven by continued volume increases, offset in part by the pricing impact of customer contract renewals. In addition, volume growth in our IPX solutions contributed to a revenue increase of $0.7 million and $3.1 million, respectively, on a quarter- and year-to-date basis. Volume growth in our interstandard roaming solution also contributed $2.5 million during the third quarter, and $3.3 million on a year-to-date basis. These increases were partially offset by declines in other Network products driven primarily by customer contract renewals.

Messaging services revenue decreased $4.1 million, or 8.4%, to $44.3 million for the three months ended September 30, 2012 from $48.4 million in the comparable prior year period. Messaging services revenue decreased $10.2 million, or 7.0%, to $135.8 million for the nine months ended September 30, 2012 from $146.0 million for the same period in 2011. The decrease is primarily due to the impact of lower pricing for customer contract renewals on SMS/MMS transactions and slower volume growth, in addition to a decline in Picturemail revenue resulting from contractual price reductions that were implemented in 2010. These decreases are partially offset by volume growth in our enterprise messaging product of $2.1 million and $10.1 million for the three and nine months ended September 30, 2012, respectively.

Roaming services revenue decreased $16.1 million, or 24.3%, to $50.2 million for the three months ended September 30, 2012 from $66.3 million for the same period in 2011. Roaming services revenue decreased $23.3 million, or 13.6%, to $147.4 million for the nine months ended September 30, 2012 from $170.7 million for the same period in 2011. The decrease was primarily driven by the pricing impact of the Verizon Wireless contract renewal and the Sprint network build-out. Volume growth in our data clearing house continues to be predominantly driven by data sessions, while SMS growth continues at a slower pace compared to the prior year third quarter.

Other services revenue decreased $0.1 million, or 4.1%, to $4.2 million for the three months ended September 30, 2012 from $4.3 million for the same period in 2011. Other services revenue decreased $0.3 million, or 2.2%, to $14.3 million for the nine months ended September 30, 2012 from $14.6 million for the same period in 2011.

Costs and Expenses

Cost of operations increased $2.3 million to $69.6 million for the three months ended September 30, 2012 from $67.3 million for the same period in 2011. Cost of operations increased $2.6 million to $203.9 million for the nine months ended September 30, 2012 from $201.3 million for the nine months ended September 30, 2011. The tables below summarize our cost of operations by category of spending.

	Three months ended September 30,		Increase /	Increase /
	2012	2011	(Decrease) $	(Decrease) %
	(dollars in thousands)
Cost of Operations:
Headcount and related costs	22,710	22,903	$(193)	(0.8)%
Variable costs	14,427	15,070	(643)	(4.3)%
Data processing and related hosting and support costs	20,142	17,442	2,700	15.5%
Network costs	9,260	9,720	(460)	(4.7)%
Other operating related costs	3,053	2,160	893	41.4%

Cost of Operations	$69,592	$67,295	$2,297	3.4%

	Successor	Combined Predecessor & Successor	Increase/ (Decrease) $	Increase/ (Decrease) %
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
		(dollars in thousands)
Cost of Operations:
Headcount and related costs	68,396	67,376	$1,020	1.5%
Variable costs	41,422	46,592	(5,170)	(11.1)%
Data processing and related hosting and support costs	57,589	51,332	6,257	12.2%
Network costs	27,905	29,421	(1,516)	(5.2)%
Other operating related costs	8,604	6,598	2,006	30.4%

Cost of Operations	$203,916	$201,319	$2,597	1.3%

The year-to date increase in headcount and related costs is primarily due to higher headcount year over year. The third quarter ended September 30, 2012 had higher headcount compared to the comparable prior year period. The increase in headcount and related costs during the third quarter ended September 30, 2012 was offset by lower performance based compensation. Variable costs decreased due primarily to a decline in revenue share cost resulting from a contractual rate reduction, partially offset by increased volumes in our mobile enterprise services resulting in higher messaging termination fees. The increase in data processing and related hosting and support costs is primarily due to increased facility-related hosting costs from our data center expansion to support additional capacity and capability. As a percentage of revenues, cost of operations increased to 36.8% and 36.6% for the three and nine months ended September 30, 2012, respectively, from 33.0% and 35.1% for the three and nine months ended September 30, 2011, respectively.

Sales and marketing expenses decreased $1.3 million to $16.1 million for the three months ended September 30, 2012 from $17.4 million for the same period in 2011. Sales and marketing expenses increased $1.9 million to $50.8 million for the nine months ended September 30, 2012 from $48.9 million for the same period in 2011. The decrease quarter-to-date is primarily due to lower stock based and performance based compensation of $2.1 million partially offset by higher headcount related expenses of $0.7 million associated with expanding our global sales force to support growth in developing markets. Sales and marketing expense increase year-to-date is driven by higher headcount and travel related expenses associated with expanding our global sales force. As a percentage of revenues, sales and marketing expense was flat at 8.5% for the three months ended September 30, 2012 and increased to 9.1% for the nine months ended September 30, 2012 from 8.5% for the nine months ended September 30, 2011.

General and administrative expense decreased $1.2 million to $25.7 million for the three months ended September 30, 2012 from $26.9 million for the same period in 2011. General and administrative expense increased $10.6 million to $84.3 million for the nine months ended September 30, 2011 from $73.7 million for the same period in 2011. The decrease quarter-to-date is primarily due to lower stock based and performance based compensation of $2.2 million and an increase in capitalizable product development of $1.1 million partially offset by higher professional service costs of $2.1 million, or 1.1% of revenue, related to business development activities. The year-to-date increase was primarily due to higher professional service costs of $14.4 million, or 2.6% of revenue, related to business development activities including our pending acquisition, partially offset by lower headcount related expenses of $3.3 million. As a percentage of revenues, general and administrative expense increased to 13.6% and 15.1% for the three and nine months ended September 30, 2012, respectively, from 13.2% and 12.9% for the three and nine months ended September 30, 2011, respectively.

Depreciation and amortization expenses decreased $4.8 million to $44.4 million for the three months ended September 30, 2012 from $49.2 million in the comparable prior year period. Depreciation and amortization expenses decreased $13.5 million to $131.7 million for the nine months ended September 30, 2012 from $145.2 million for the same period in 2011. The decrease was driven by intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger.

Restructuring and management termination benefits expenses were $0.6 million for the nine months ended September 30, 2012, resulting from our December 2011 restructuring plans, driven by severance costs and the exit of the leased facility.

Other Income (Expense)

Interest expense decreased $1.4 million to $25.3 million for the three months ended September 30, 2012 from $26.7 million for the same period in 2011. Interest expense decreased $3.4 million to $83.4 million for the nine months ended September 30, 2012 from $86.8 million for the same period in 2011. The year-to-date decrease is primarily due to the impact of a lower interest rate and lower outstanding debt balance resulting from the refinancing of our Old Senior Credit Facility. In addition, the prior year period included $7.1 million of financing costs associated with an unused bridge loan related to pre-Merger interest expense in the Successor period of 2011. Considering the impact of the refinance of our old Senior Credit Facility, we expect to incur approximately $25.0 million of interest and $2.0 million of amortization of financing fees on a quarterly basis.

Debt extinguishment costs were $6.5 million for the nine months ended September 30, 2012 and were associated with the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility.

Other, net increased $4.4 million to a gain of $3.1 million for the three months ended September 30, 2012 from a loss of $1.3 in the same period in 2011. Other, net increased $4.7 million to a $3.6 million gain for the nine months ended September 30, 2012 from a $1.1 million loss for the same period in 2011. The increase in 2012 was primarily due to a $4.3 million out-of-period gain for foreign currency transaction gains.

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $5.5 million for the three months ended September 30, 2012, compared to a $2.6 million provision in the comparable prior year period. During the three months ended September 30, 2012 and 2011, the effective tax rate was a benefit of 47.6% and a provision of 18.4%, respectively. We recorded an income tax benefit of $5.5 million for the nine months ended September 30, 2012 compared to a provision of $25.6 million for the same period in 2011. During the nine months ended September 30, 2012 and 2011, the effective tax rate was a benefit of 718.2% and a benefit of 34.7%, respectively. The change in our effective tax rate is chiefly attributable to (i) costs related to the Merger in 2011, some of which were non-deductible for income tax purposes, (ii) state and local effective income tax rate changes, including certain discrete adjustments recorded in 2011 related to state and local income tax positions and changes in deferred tax liabilities, (iii) the release of reserves on uncertain tax positions where statutes of limitations have expired, and (vii) return to provision true-ups related to returns filed.

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

Cash Flow

Cash and cash equivalents were $168.3 million at September 30, 2012 as compared to $226.8 million at December 31, 2011. The following table sets forth, for the periods indicated, the selected consolidated cash flow activity.

	Successor	Combined Predecessor & Successor
	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$121,433	$97,226
Net cash used in investing activities	(88,886)	(2,771,636)
Net cash (used in) provided by financing activities	(92,009)	2,631,312
Effect of exchange rate changes on cash	1,051	(452)

Net decrease in cash	$(58,411)	$(43,550)

Net cash provided by operating activities increased $24.2 million to $121.4 million for the nine months ended September 30, 2012 from $97.2 million for the same period in 2011. Net income adjusted for non-cash items increased $12.5 million, primarily as a result of the cash Merger expenses in the nine months ended September 30, 2011, partially offset by the increase in costs of professional services associated with business development activities in the nine months ended September 30, 2012. Cash used for working capital decreased $11.7 million due primarily to higher collections of accounts receivable driven by the impact of higher fourth quarter 2011 revenues compared to fourth quarter 2010 revenues and timing of income tax receipts and payments, partially offset by lower cash interest expense related to our debt structure resulting from the Transactions.

Net cash used in investing activities was $88.9 million for the nine months ended September 30, 2012 which includes $50.9 million of capital expenditures and a non-refundable deposit of approximately $38.0 million related to the pending MACH transaction. Net cash used in investing activities for the nine months ended September 30, 2011 was $2,771.6 million, which includes $38.5 million for capital expenditures and $2,733.1 million of cash consideration for the Merger. Capital expenditures in both periods were driven by investments in internal infrastructure, including capacity increases as well as capitalized software for new products and services.

Net cash used in financing activities was $92.0 million for the nine months ended September 30, 2012, which includes $950.0 million of borrowings under the New Senior Credit Facility offset by $1,014.8 million of payments on the Old Senior Credit Facility and $19.7 million of debt issuance costs paid. Net cash provided by financing activities was $2,631.3 million for the nine months ended September 30, 2011, which includes $1,487.5 million of borrowings on our Old Senior Credit Facility and Senior Notes as well as $1,200.0 million of cash equity contributions from Buccaneer Holdings, Inc. offset by $56.4 million of financing costs paid that were capitalized and $7.7 million of principal payments on our Old Senior Credit Facility. We intend to fund the pending acquisition of MACH with available cash and new debt financing.

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

Effective September 30, 2012, our Term Loan Facility amortizes in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the fiscal quarter ended September 30, 2012.

As of September 30, 2012, we had a carrying amount of $950.0 million, excluding original issue discount, of outstanding indebtedness under the New Senior Credit Facility. As of September 30, 2012, the applicable interest rate was 5.00% on the term loan facility based on the Eurodollar option.

Our Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at September 30, 2012, which was considered a reduction against our Revolving Credit Facility under the Credit Agreement. The unused commitment under the Revolving Credit Facility was $148.1 million at September 30, 2012.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125%, referred to herein as the Senior Notes, that mature on January 15, 2019. Interest on the Senior Notes is paid on January 15 and July 15 of each year.

The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2012, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.

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

Non-GAAP Financial Measures

We believe that Adjusted EBITDA and Free Cash Flow are measures commonly used by investors to evaluate our performance and that of our competitors. We believe issuers of “high-yield” debt securities also present Adjusted EBITDA and the related ratio data because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We further believe that the disclosure of Adjusted EBITDA and Free Cash Flow is useful to investors as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluate our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. Adjusted EBITDA and Free Cash Flow are not presentations made in accordance with U.S. GAAP and our use of the terms Adjusted EBITDA and Free Cash Flow may vary from that of others in our industry. Adjusted EBITDA and Free Cash Flow should not be considered as alternatives to net income (loss), operating income (loss), revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity.

In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, Adjusted EBITDA and Free Cash Flow should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We attempt to compensate for these limitations by relying primarily upon our U.S. GAAP results and using Adjusted EBITDA and Free Cash Flow as supplemental information only.

Adjusted EBITDA and Free Cash Flow have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

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

Free Cash Flow is determined by adding net cash provided by or used in operating activities, Merger expenses (less non-cash stock compensation included in Merger expenses), and pre-Merger interest expense less capital expenditures. Pre-Merger interest expense relates to the repayment and discharge of Predecessor debt and an unused bridge loan financing cost.

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

Reconciliation of Non-GAAP Measures to GAAP

A reconciliation of net income (loss), the closest GAAP financial measure to Adjusted EBITDA, is presented in the following tables:

	Three months ended September 30,
	2012	2011
	(in thousands)
Reconciliation to Adjusted EBITDA
Net income (loss)	$17,066	$11,683
Other expense, net	22,052	27,964
Provision for (benefit from) income taxes	(5,506)	2,633
Depreciation and amortization	44,411	49,162
Restructuring and management termination benefits (a)	(60)	699
Non-cash stock compensation (b)	559	2,935
Acquisition, integration and other expenses (c)	2,546	527
Management fee and related expenses (e)	906	778

Adjusted EBITDA	$81,974	$96,381

	Successor	Combined Predecessor & Successor
	Nine months ended September 30,
	2012	2011
	(in thousands)
Reconciliation to Adjusted EBITDA
Net income (loss)	$6,233	$(48,159)
Other expense, net	85,626	87,851
Provision for (benefit from) income taxes	(5,471)	(25,632)
Depreciation and amortization	131,685	145,155
Restructuring and management termination benefits (a)	571	2,476
Non-cash stock compensation (b)	4,984	5,368
Acquisition, integration and other expenses (c)	13,664	2,602
Carlyle transaction and merger expenses (d)	—	87,752
Management fee and related expenses (e)	2,392	2,777

Adjusted EBITDA	$239,684	$260,190

(a)	For the three and nine month periods ended September 30, 2012, reflects severance and contract termination costs primarily associated with a plan to regionalize our customer support workforce including the exit of a leased facility. For the three and nine month periods ended September 30, 2011, reflects severance associated with a plan to realign certain sales management positions and management termination benefits associated with the July 1, 2011 retirement of our former Chief Executive Officer and President.
(b)	Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within the Transactions and Merger expenses (see (d) below).
(c)	Reflects items associated with acquisition and integration expenses, such as incremental contractor, travel and marketing costs, and certain advisory services and employee retention costs.
(d)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.
(e)	Reflects management fees paid to Carlyle and related expenses.

A reconciliation of Free Cash Flow to net cash provided by operating activities, the closest GAAP measure, is presented in the following table:

	Three months ended September 30,
	2012	2011
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$31,517	$50,872
Capital expenditures	(11,216)	(12,250)

Free Cash Flow	$20,301	$38,622

	Successor	Combined Predecessor & Successor
	Nine months ended September 30,
	2012	2011
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$121,433	$97,226
Merger expenses	—	87,752
Less: non-cash stock compensation included in Merger expenses	—	(29,162)
Pre-Merger interest expense	—	10,219
Capital expenditures	(50,906)	(38,515)

Free Cash Flow	$70,527	$127,520

Off-Balance Sheet Arrangements

We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $128.3 million and $129.8 million as of September 30, 2012 and December 31, 2011, respectively.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and equipment and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease office space is similar to that used by many other companies of our size and does not have a material impact on our financial statements. We intend to continue to enter into operating leases for facilities and equipment as these leases expire or additional capacity is required.

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

Contractual Obligations

Our total long term debt obligation, which consists of the New Senior Credit Facility and the Senior Notes, decreased to $2,022 million as of September 30, 2012 from $2,110 million at December 31, 2011 primarily as a result of the refinancing of our old Senior Credit Facility. Our long term debt obligation includes principal and interest. Commencing on September 30, 2012, our New Senior Credit Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount of $950.0 million, with the remaining balance due at maturity.

Our total capital lease obligations increased to $7.9 million as of September 30, 2012 from $0.5 million at December 31, 2011 due to a software lease entered into during the second quarter of 2012. The lease has a term of three years with payments due at the beginning of each year. We made the first payment of approximately $4.0 million in July of 2012.

There have been no other material changes to our Contractual Obligations disclosure in our 2011 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

During the nine months ended September 30, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We have exposure to fluctuations in interest rates on our New Senior Credit Facility. Our New Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar floor. Under the Credit Agreement governing our New Senior Credit Facility, the Eurodollar rate floor was 1.25% and the base rate floor was 2.25% as of September 30, 2012. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2012, a one-eighth percent change in assumed interest rates on our New Senior Credit Facility would result in $1.2 million of additional interest expense during the next year.

Foreign Currency Exchange Rate Risk

Although the majority of our operations are conducted in U.S. dollars, a portion of our foreign operations are conducted in Euros and Great Britain Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses are affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We do not hedge our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency exchange rates against the U.S. dollar during the nine months ended September 30, 2012 and 2011 would have increased or decreased our revenues and net income by approximately $7.4 million and $3.3 million, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2012. Based on our evaluation, as of September 30, 2012, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Consummation of the proposed acquisition of MACH is subject to the receipt of certain regulatory approvals. As a result, we cannot guarantee that the proposed acquisition will be consummated. Our integration planning and preparation will require significant efforts both before and after the consummation of the acquisition. In the event that the proposed acquisition is not consummated or that the business of MACH is not successfully integrated:

•	Management’s attention from our day-to-day business may be diverted without any corresponding benefits from the acquisition;

•	Our or MACH’s relationships with customers and vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We may be unable to retain our or MACH’s employee base during the pre-closing and post-closing integration periods due to uncertainty surrounding long term job stability or satisfaction;

•	We may be required to pay significant transactions costs related to the proposed acquisition;

•	We will owe a termination fee to WP Roaming of €60 million (against which the deposit of €30 million will be credited).

In the event we are able to consummate the proposed acquisition of MACH we will incur substantial additional debt of up to $700 million. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various documents governing our indebtedness. Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant cash flow in the future. Our business, following the acquisition of MACH, may not generate sufficient cash flow from operations and future borrowings may not be available in an amount sufficient to enable us to pay our indebtedness on or before maturity. If we cannot service our indebtedness we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effective on commercially reasonable terms or at all.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019(1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: November 7, 2012	/S/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Administrative and Financial Officer
(Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc.(1)

4.1	Indenture dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Note due 2019(1)

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

***101	The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text).

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act, except as shall be expressly set forth by specific reference in such filings, and otherwise is not subject to liability under these sections.