Form 10-K
period 2012-12-31
SYNIVERSE HOLDINGS INC
filed 2013-03-06
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
 _________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
COMMISSION FILE NUMBER    333-176382
_________________________
SYNIVERSE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	30-0041666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8125 Highwoods Palm Way
Tampa, Florida 33647
(Address of principal executive office)
(Zip code)
(813) 637-5000
(Registrant’s telephone number, including area code)
________________
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
_________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2012 was $0. The number of shares of common stock of the registrant outstanding at March 6, 2013 was 1,000.
Documents Incorporated by Reference
None

SYNIVERSE HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain of the statements in this Annual Report on Form 10-K, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the performance of the global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
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

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	expectations of changes in our revenues from prior periods to future periods;

•	our beliefs concerning the effects that the current economic conditions will have on our business;

•	the cost and difficulties of acquiring and integrating complementary businesses and technologies;

•	capital expenditures in future periods; and

•
the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our New Senior Credit Facility (as defined under Item 1 of this Annual Report on Form 10-K) to fund our operations, debt service and capital expenditures.

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
In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K for the year ended December 31, 2012 might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as otherwise may be required by law.
MARKET, RANKING AND INDUSTRY DATA
The data included herein regarding markets and ranking, including the size of certain service markets and our position and the position of our competitors and customers within these markets, is based on the referenced independent industry publications, reports from government agencies or other published industry sources and our estimates are based on our management’s knowledge and experience in the markets in which we operate. When we rank our customers by size, we base those rankings on the number of subscribers our customers serve. When we describe our market position, we base those descriptions on the number of subscribers serviced by our customers. Our estimates have been based on information obtained from our customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Annual Report on Form 10-K. However, this information may prove to be inaccurate because of the methods by which we obtain certain data for our estimates, because this information cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. In addition, the provided market data is not a guarantee of future market characteristics because consumption patterns and consumer preferences can and do change. See also “Statements Regarding Forward-Looking Information.”
OTHER DATA
Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

PART I

ITEM   1.    BUSINESS
Overview
Founded in 1987, we are a leading global provider of technology solutions for mobile operators and the broader wireless ecosystem. Our integrated solutions enable wireless services across disparate networks, technologies and geographies. For nearly 25 years, we have served as an integral third-party intermediary to stakeholders across the global telecommunications industry including mobile operators and enterprise customers, among others. Our product offerings include roaming clearing house and financial settlement services between operators; networks and applications which facilitate connectivity across the wireless ecosystem; and text and multimedia message delivery services.
    We clear, process, route, translate and transport over two billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also operate a secure physical network infrastructure, consisting of 18 data centers and 14 network points-of-presence worldwide, that provides the connections required to complete these transactions. Our Network services provide connectivity to mobile service operators ("MSOs") and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services, mobile operators enable their subscribers to make phone calls, send and receive text messages, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.
We generate the majority of our revenues on a per-transaction basis, often generating multiple transactions from a single subscriber call, text message or data session. Growing demand for transactions is driven primarily by the volume of wireless voice calls and data sessions, the frequency of subscriber roaming activity, the amount of data downloaded while roaming, the number of text and multimedia messages exchanged, subscriber adoption of new wireless data services and evolving wireless technology.
We currently provide services to over 740 mobile operators, including Verizon Wireless, Telefónica, Vodafone and China Unicom, and to more than 150 enterprise customers across nearly 160 countries. We have maintained a customer service agreement renewal rate of 98% since 2006.
On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, we consummated a merger with Buccaneer Holdings, Inc. (“Holdings”) and Buccaneer Merger Sub, Inc. (“Merger Sub”), affiliates of The Carlyle Group (“Carlyle”), under which Holdings acquired 100% of our equity and Merger Sub merged with and into Syniverse Holdings, Inc. ("Syniverse" or the "Company") with Syniverse as the surviving corporation (also referred to herein as the “Merger”). As a result of the Merger, the common stock of Syniverse Holdings, Inc. is no longer listed on the New York Stock Exchange ("NYSE").
Our principal executive offices are located at 8125 Highwoods Palm Way, Tampa, Florida 33647. Our telephone number is +1 (813) 637-5000, and our website is www.syniverse.com. The information on or linked to our website is not part of this Annual Report on Form 10-K, nor is such content incorporated by reference here.
The following sections of our Annual Report on Form 10-K excluding Item 6 and Item 8 represent information about our financial condition and results of operations and cover periods before and after the Merger and the related Transactions (as defined in Note 4 to our Consolidated Financial Statements). Accordingly, the financial information of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the periods presented without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates the results of operations. Effects of the Transactions will be discussed where applicable. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Executive Overview
Financial Highlights
For the year ended December 31, 2012, revenues decreased $24.1 million, or 3.1% to $743.9 million from $768.0 million for the year ended December 31, 2011. The decrease was primarily driven by the Verizon Wireless contract renewal executed at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012. The pricing impact was partially offset by transaction volume increases in our Network service offering, specifically Mobile Data Roaming ("MDR"), our interstandard roaming solution and interworking packet exchange ("IPX") products and our enterprise messaging product. For the year ended December 31, 2012, cost of operations increased $6.5 million due primarily to higher data processing and hosting costs and message termination fees, partially offset by lower revenue share cost resulting from a contractual rate reduction. Sales, marketing, general and administrative expenses increased $15.8 million, driven by higher professional services costs associated with business development activities including our pending acquisition (as further discussed below). Depreciation and amortization expenses decreased $21.6 million to $177.3 million for the year ended December 31, 2012 from $198.9 million for the same period in 2011 primarily due to our pattern of consumption amortization method for customer relationships valued in the Merger. Operating income increased $66.8 million to $102.3 million for the year ended December 31, 2012 from $35.6 million for the same period in 2011 due to $87.8 million of Merger expenses recorded in 2011 relating to the Merger, offset by the factors discussed above.
Business Developments
Business Acquisition Agreement
On June 30, 2012, we entered into an agreement (the “Purchase Agreement”) with WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, we will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à r.l. (“WP Roaming”) (the “Acquisition”). WP Roaming is a holding company which conducts the business of MACH S.à r.l. (“MACH”). MACH connects and monetizes the telecom world with its comprehensive and growing portfolio of cloud-based communication services, providing its 650 operator customers with solutions to monetize mobile data, simplify interoperability between networks, optimize wholesale processes and protect revenues. Headquartered in Luxembourg, MACH has offices in 12 countries.
At the closing of the Acquisition, which we expect to occur during the second quarter of 2013, we will pay to the Seller an amount equal to €172.7 million, subject to adjustment, plus €0.25 million per month from December 31, 2011 through the closing date of the Acquisition. In addition, at the closing of the Acquisition, we shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, we paid the Seller a deposit of €30 million.
Refer to Note 18 and Note 22 to the Consolidated Financial Statements for additional information regarding this pending business acquisition.
Delayed Draw Facility
On February 4, 2013, Syniverse Magellan Finance, LLC, our direct wholly-owned subsidiary entered into a delayed draw credit agreement (the "Delayed Draw Credit Agreement") with Barclays Bank PLC, as administrative agent, and the other lenders from time to time, providing for a new senior credit facility consisting of a $700 million delayed draw term loan facility (the “Delayed Draw Facility”). The lenders will fund the Delayed Draw Facility when certain conditions are satisfied, including the consummation of the Acquisition discussed above.

Under this facility, borrowings will bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of term loans under the Delayed Draw Facility, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the term loans under the Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

The Delayed Draw Facility will mature the earliest of (i) April 23, 2019, (ii) if there are no term loans outstanding, the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of our 9.125% Senior Notes due 2019 (the “Senior Notes”) remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.
Refer to Note 21 to our Consolidated Financial Statements for additional detail regarding the Delayed Draw Facility.
Verizon Wireless Renewal
In September 2011, contracts with Verizon Wireless, our largest customer, expired. Verizon Wireless uses a large suite of our services for its data clearing and roaming operations – products such as interstandard roaming solutions, MDR, data clearing house, Real-Time Intelligence ("RTI") tools and a number of other services. During the second quarter of the year ending December 31, 2012, the renewal with Verizon Wireless was completed at substantially similar terms and reduced pricing effective May 1, 2012 for a four year term.
Senior Credit Facility Refinancing
On April 23, 2012, we refinanced our Old Senior Credit Facility (as defined in Note 9 of this Annual Report on Form 10-K) and entered into a credit agreement (the “New Credit Agreement”) with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. In conjunction with this refinancing, we utilized $81.2 million of cash to pay down the principal balance of the term loan under the Old Senior Credit Facility of approximately $62.2 million, pay the original issue discount on the New Senior Credit Facility of $9.5 million, $9.0 million in financing costs and $0.5 million of accrued interest and fees for the Old Senior Credit Facility.
Please see Note 9 to our Consolidated Financial Statements for additional detail regarding the New Senior Credit Facility.
Business Description
We provide an integrated suite of Network, Messaging and Roaming services for our customers, which are primarily utilized when mobile operators need to interact with one another. We also provide technology turnkey solutions to customers primarily in the Asia Pacific Region. Most of our customers utilize two or more of our service offerings.
Our primary service offerings are as follows:
Network services. We offer Network services which primarily consist of our intelligent network products such as Signaling System 7 (“SS7”) solutions, interstandard roaming solutions, MDR, call setup and tear down, internet protocol (“IP”) platform solutions, RTI tools, database solutions and number portability services.

•
Signaling solutions provide cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators, and facilitate the signaling requirements for call delivery and Short Messaging Service ("SMS") delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. We have recently enhanced this platform to address interoperability for 4G devices to enable effective, real-time communication between devices on 4G networks and devices on networks that utilize other technology. For example, this platform now supports communication between 4G and 3G networks.

•
Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. MDR services allow CDMA data devices to roam on other CDMA operator networks.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire.

•
IP platform solutions enable operators a means of secure transport of roaming, messaging, IPX and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customer’s networks.

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
Messaging services. We provide mobile operators with routing, translation and delivery services for SMS and Multimedia Messaging Service ("MMS") messages sent from one operator’s network to another. While mobile operators have routing and delivery capabilities for subscribers within their own networks, they do not generally have an efficient way to directly route and deliver messages to other operators’ networks as this would require a direct connection with each of over a thousand mobile operators throughout the world, as well as sophisticated translation capabilities between numerous mobile standards. Once one of our customers has determined that an SMS or an MMS message needs to be delivered outside of its network, the message is sent to us. From there, we determine where the message is going, translate the message so it can be read by the receiving network and deliver it. This is known as Peer-to-Peer (“P2P”) messaging. As part of our enterprise messaging business, known as Application-to-Peer (“A2P”) messaging, we provide enterprise customers with routing, translation and delivery services for direct communication with their customers and employees via SMS and MMS alerts.
Roaming services. We operate the largest roaming clearing house in the world and process hundreds of billions of roaming transactions each year. A roaming transaction is generated when a subscriber from one mobile operator makes or receives a call, sends or receives an SMS or MMS message, or initiates a data session, in each case, while roaming on another operator’s network. Subscribers typically roam in places where their home operator’s network coverage is relatively limited or non-existent. In order to provide seamless global coverage, mobile operators enter into roaming agreements with one another to provide access for their subscribers to other operators’ networks in a given geography. When its subscribers roam, the home operator must pay the visited operator for use of the network. Through our clearing house, we clear and settle these roaming transactions. The information we provide determines the amount of roaming charges owed by one mobile operator to another and enables the home operator to issue retail bills to its subscribers for their usage while roaming. Fees are paid to us by the visited operator who ultimately bills the home operator for use of its network. In addition to this core service, we provide mobile operators a number of other value-added services, including roaming data analytics, roaming agreement management, fraud prevention and financial settlement services.
Other services. We provide technology turnkey solutions, including operator solutions for number portability readiness, prepaid applications, interactive video, value-added roaming services and mobile broadband solutions. Our turnkey solutions business provides software services to customers primarily in the Asia Pacific region.
Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.
Segments
We currently operate as a single operating segment, as our Chief Executive Officer reviews financial information on the basis of our consolidated financial results for the purposes of making resource allocation decisions.
Revenues by service offering are as follows:

	Successor	Combined Predecessor & Successor	Successor	Predecessor
			Period from	Period from
			January 13 to	January 1 to	Year Ended
	Year Ended December 31,		December 31,	January 12,	December 31,
	2012	2011	2011		2010
	(in thousands)
Network services	$347,651	$327,847	$318,666	$9,181	$254,118
Messaging services	180,471	194,029	187,831	6,198	190,949
Roaming services	195,409	225,577	219,209	6,368	188,549
Other	20,343	20,539	20,272	267	16,583
Revenues	$743,874	$767,992	$745,978	$22,014	$650,199
Revenues by geographic region based on the “bill to” location on the invoice, are as follows:

	Successor	Combined Predecessor & Successor	Successor	Predecessor
			Period from	Period from
			January 13 to	January 1 to	Year Ended
	Year Ended December 31,		December 31,	January 12,	December 31,
	2012	2011	2011		2010
	(in thousands)
North America	$557,238	$598,434	$581,140	$17,294	$513,449
Asia Pacific	71,525	60,323	59,028	1,295	43,263
Caribbean and Latin America	55,070	44,841	43,413	1,428	38,604
Europe, Middle East and Africa	60,041	64,394	62,397	1,997	54,883
Revenues	$743,874	$767,992	$745,978	$22,014	$650,199
For the years ended December 31, 2012, 2011 and 2010, we derived 69.6%, 72.2% and 71.9% , respectively, of our revenues from customers in the United States. During the years ended December 31, 2012, 2011 and 2010, we did not generate revenues in excess of 10% of revenues in any other individual country.
Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
North America	$273,880	$279,931
Asia Pacific	6,307	5,164
Caribbean and Latin America	219	293
Europe, Middle East and Africa	6,860	5,925
Total long-lived assets, net	$287,266	$291,313

Industry Summary
In today's evolving and highly competitive wireless industry, a key priority is the need to provide a seamless user experience to mobile subscribers across varied networks, devices, standards, and content types. When subscribers communicate on their own mobile operator's network or with other subscribers of the same mobile operator, this objective is easily achieved. However, when subscribers roam on other networks or communicate with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and incompatible technologies, networks and devices. The latter scenario requires inter-carrier roaming agreements and physical access by the mobile operator to other mobile operators' networks. It is often preferable to have a neutral and trusted third-party intermediary, such as Syniverse, sit between mobile operators.
The global wireless industry has grown rapidly as consumer preferences shift toward faster, more convenient means of communication and wireless services become increasingly available and affordable. We believe that robust consumer demand will continue to drive transaction volume growth due to increased global mobile penetration; smartphone proliferation; deployment and expansion of existing 3G, 4G and LTE networks; and economic growth globally and in high-growth developing markets particularly. One of the more substantial growth opportunities for us has stemmed from the growth of mobile data traffic driven by continued smartphone proliferation and growing usage of data-rich applications, trends that we expect to continue going forward. Cisco estimates mobile data traffic will increase nearly 13-fold by 2017 representing a compound annual growth rate ("CAGR") of 66% from 2012 to 2017.
  Network. Network services connect calls and messages between subscribers of different operators and support roaming for smartphones and other mobile data devices. Many operators look to outsourced network providers like Syniverse to arrange for cost effective connectivity to other networks via our SS7 infrastructure, thereby avoiding the cost and complexity of managing individual network connections with multiple operators. SS7 is an industry standard signaling protocol used by most telecommunications operators in North America. The SS7 network’s core function is to relay the routing information for a phone number so that wireless calls can connect and messages can be delivered. SS7 and C7, a similar standard used outside of North America, support many other telecommunications functions, such as call setup and tear down, text message delivery, toll-free calling services, prepaid billing mechanisms, caller ID and number portability services. Signaling networks are evolving through emerging IP protocols, such as Signaling Transport (“SIGTRAN”), Session Initiation Protocol (“SIP”) and Diameter, to replace the legacy SS7 standard. This evolution is necessary as global mobility services transition from existing 2G and 3G mobile networks to 4G. Growth in Network services is driven by global wireless subscriber growth, the emergence of non-traditional providers of wireless services (such as wireline operators and cable operators), increasing government-mandated number portability, consumer adoption of smartphones and other data devices and the standardization of additional operator service offerings, such as caller ID.
 Messaging. Growth in messaging transaction volumes is driven by favorable consumer preferences for sending text messages versus calling, regulator-mandated reductions in SMS rates, enhanced device capabilities for MMS and the proliferation of smartphones. In many emerging markets, where data capabilities are limited by network quality (second generation or “2G” networks) and less sophisticated devices (basic feature phones), subscribers are increasingly using less expensive SMS rather than voice services to communicate for business and social purposes. In developed markets, SMS growth has been further enhanced with the introduction of smartphones, which drive higher messaging volumes because of the availability of the full keyboard and more user-friendly display. As a result of these trends, subscribers are increasingly likely to communicate via SMS rather than make a phone call. In addition, enterprises are utilizing SMS and MMS as a means to reach consumers for notification and marketing purposes. Growth in SMS and MMS is being tempered in part by the proliferation of closed community messaging applications that utilize the data channel for transport. Over the next several years, Portio Research expects worldwide SMS traffic to grow at a 4% CAGR from 7.8 trillion messages in 2011 to 9.5 trillion messages in 2016, while global MMS traffic should increase at a 6% CAGR during that same period.
Roaming. Roaming transaction volume growth is driven by travel trends; subscriber growth; voice, messaging and data roaming traffic; increases in wireless penetration and economic growth in high-growth developing markets; and regulator-mandated reductions in roaming rates for subscribers. Global voice, messaging and data roaming traffic, which drive growth in roaming transaction volume, are forecasted to grow at CAGRs of 16%, 20% and 34%, respectively, from 2011 to 2016. In emerging markets, we expect that increasing mobile penetration, economic growth, fragmented network coverage and reduced prices for devices and plans will drive strong roaming growth. Retail roaming rates are increasingly subjected to heightened scrutiny, as regulators become more concerned with “bill shock”, which results when consumers receive unexpectedly high bills for roaming and other services. We expect that declining retail roaming rates resulting from regulator-mandated tariff reductions and other market pressures will further increase roaming activity as we anticipate subscribers will become more inclined to roam as retail roaming rates decrease. This trend should generate greater transaction volume and revenues for providers like Syniverse.

We expect the technological complexities and operational challenges faced by communications providers to continue to grow as the industry evolves. These complexities and challenges are driven by a variety of wireless industry trends, including the growing number of mobile subscribers, wireless roaming calls, SMS and MMS messages and wireless data transactions. In addition, we believe the emergence of next-generation wireless communication services, such as Long Term Evolution (“LTE”) and Voice over Internet Protocol (“VoIP”) and the potential for future regulator-mandated changes within the industry (in particular, with respect to roaming), as well as the adoption of new applications for existing communications services, will further drive the need for our Network, Messaging and Roaming services.
Competition
Although we do not have an individual competitor that competes with us across all of our service offerings, we have a number of competitors for each specific service we offer.

•
Network. Our competitors for SS7 network connectivity and intelligent network services include BICS, iBasis, TNS, Inc., AT&T, Tata Communications and local exchange carriers. Wireless and fixed-line operators may also choose to deploy and manage their own in-house SS7 networks. Syniverse competes with Neustar and Ericsson for global number portability implementations.

•	Messaging. Our primary competitors include Sybase, Inc., an affiliate of SAP, Aicent, Inc., and BICS.

•
Roaming. Our primary competitors for our clearing solutions include MACH, TNS, Inc., Comfone S.A., Emirates Data Clearing House, Nextgen Clearing, Ltd and Advanced Roaming and Clearing House, Ltd. Additionally, several mobile operator groups have aggregated all roaming related services across their multiple operator companies in the form of “hubs”. These roaming hubs provide a centralized organizational point to select solutions and service providers, thereby concentrating competitive offers to one location within a mobile operator group. Further, the competitive landscape incorporates services that operators perform on a turnkey or in-house methodology rather than outsource to a third party managed service provider. These services include data and financial clearing, and other services such as steering of roaming.

Strategy
 As we continuously evaluate strategies to strengthen our market leadership position, enhance growth and maximize profitability, we intend to:
Continue growth generation. We continue to build our business both geographically and by serving new entrants to the mobile ecosystem, where we serve MSOs, internet service providers, and enterprises. With a focus on both these newer entrants as well as established mobile network operators, we currently serve the top 10 global operators and eight of the top 10 U.S. banks. We are also focusing on key markets such as China and India where the demand for mobile services continues to outpace the rest of the world. These markets represent growth opportunities, and as we pursue contract wins with major mobile operators in these key markets, we believe our local presence will provide a platform for expanded product offerings and access to the local customers that we target for new business opportunities. For example, in 2009, we were awarded a number portability contract in the fast-growing and highly attractive Indian wireless market, which continues to provide a platform through which we offer other Roaming and Messaging services in the Indian market. In addition, we are providing services to China Unicom to deploy a wide range of Syniverse solutions that will enhance the end-user experience for its subscribers both at home and abroad while preparing the customer to make the transition from 3G to 4G and beyond. Since 2005, we have grown our employee base from 797 employees primarily based in the U.S. to a global workforce of 1,931 full-time equivalent employees as of December 31, 2012, with most of that growth consisting of technology, operations and sales employees outside the U.S. Over the coming years, we expect to continue to diversify our customer base beyond North America by utilizing our established global technology and sales infrastructure to secure customer wins and sell incremental services while growing our per-customer revenues across other key geographies, as well as through potential strategic international acquisitions.
Deliver operational excellence. We continue to seek opportunities to manage our business more efficiently and maximize our competitiveness and profitability. Our first priority is to continue delivering high quality, reliable services to our existing customer base and newly acquired customers through our global infrastructure and mobile expertise. Our ability to deliver on this strategy is evidenced by our customer service agreement renewal rate of 98% since 2006 and longstanding relationships with our core customers. We continue to focus on improving customer satisfaction through investment in on-the-ground regional support. We have also been successful in using our customer service platform to identify additional services to be sold to existing customers. Over the last five years, revenues from our current top 10 customers have more than doubled as a result of volume growth, the sale of additional services and strategic acquisitions. We plan to continue to provide high quality services to our customers and develop technologies in collaboration with these customers through process and platform optimization.

 Focus on customer needs. As mobile technologies evolve and the complexities of interoperability issues increase, we believe our ability to develop innovative technical solutions will put us in a position to not only address our existing customers’ evolving needs but those of future market participants as well. We intend to work closely with our customers to identify and evaluate their business issues and to develop and implement solutions that have potentially broader application in the marketplace. For example, subscriber demand for high QoE is based on the need for immediacy, accuracy, ubiquity and personalization of their service. To address this, we offer our customers RTI solutions that proactively monitor and improve end user QoE resulting in fewer billing disputes, increased customer loyalty, brand protection and additional revenue opportunities for our customers. As networks evolve from 3G to 4G, our experienced technology and sales teams work in collaboration with a number of our customers to address the local and global interoperability issues associated with the development of 4G and LTE technologies. We also are currently assessing roaming and interoperability opportunities for emerging services, such as mobile video, flexible charging services, and location-based services, driven by subscriber and operator trends. By cultivating relationships with new entrants in the mobile ecosystem, we continue to broaden our customer base and increase awareness of our service offerings.
Focus on Free Cash Flow generation. We intend to focus on maximizing Free Cash Flow through continued revenue growth and cost management in order to expand Adjusted EBITDA margins and reduce leverage, as we have done historically. We have a largely fixed cost structure, allowing us to benefit from volume growth with low marginal costs. Our gross margins have exceeded 60% every year since 2005. Adjusted EBITDA margins have ranged from approximately 41% to 45% over the last three fiscal years, and we have consistently converted a substantial portion of Adjusted EBITDA into Free Cash Flow as a result of our low capital expenditures and working capital needs. See “Non-GAAP Financial Measures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in Item 7 of this Annual Report on Form 10-K for the reconciliation of net income to Adjusted EBITDA and the reconciliation of net cash provided by operating activities to Free Cash Flow. A significant portion of our capital expenditures in the year ended December 31, 2012 was spent on new product development, as opposed to ongoing maintenance. We plan to continue implementing continuous improvement programs such as automation to increase operational efficiencies within our service offerings and technology platforms in order to maximize our Free Cash Flow.
 Pursue a disciplined acquisition strategy. Throughout our history, we have been successful in making and integrating a number of accretive acquisitions, including the acquisitions of BSG Wireless in 2007 and the messaging business of VeriSign ("VM3") in 2009. The BSG Wireless acquisition enhanced our data clearing house capabilities by consolidating technical and operational platforms, resulting in significant cost savings. Through the VM3 acquisition, we expanded our Messaging operations, enhanced our technical capabilities and increased scale in order to better meet customers’ growing demand for Messaging services. We are currently proposing to acquire MACH for added global scale and increased reach with more direct connections to support roaming, messaging and network solutions that will help enable our customers to deliver superior experiences to their end users. See “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K for additional details regarding the MACH Acquisition. We intend to continue to selectively explore opportunities for strategic acquisitions. While we would not expect to alter our core business, future acquisitions may present opportunities to expand our range of services, customer base and cross-selling opportunities, as well as increase economies of scale or expand and deepen our geographic footprint.
 Customers
We provide our services to over 740 telecommunications operators, many of whom are the world’s leading mobile operators, and to more than 150 enterprise customers in nearly 160 countries. Our customers include mobile operators, telecommunications service providers, MSOs, internet service providers, social networking portals, cable companies and other nontraditional and enterprise clients, such as financial institutions, airlines, logistics companies and others. We serve most of the largest global mobile providers including America Movil, AT&T Wireless, China Mobile, China Unicom, Reliance Communications, Sprint Nextel, T-Mobile, Telefónica, Verizon Wireless and Vodafone. We believe that maintaining strong relationships with our customers is one of our core competencies and is critical to our success.
Our two largest customers, Verizon Wireless and Sprint Nextel, generated 36%, 39% and 37% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. No other customer generated more than 10% of total revenues during those periods.
Our 10 largest customers for the year ended December 31, 2012, 2011 and 2010 represented approximately 60%, 61% and 60% of our revenues in the aggregate, respectively.

Employees
As of December 31, 2012, we had 1,931 full-time equivalent employees, with approximately 46% located outside the United States. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. Management believes that employee relations are positive.
Sales and Marketing
As of December 31, 2012, our sales and marketing organizations included 267 people who identify and address customer needs and concerns, deliver comprehensive services and offer a comprehensive customer support system.

•
Sales. Our sales team is geographically diverse and regionally focused. Sales directors are organized geographically with regional offices responsible for North America, Caribbean and Latin America, Asia Pacific and Europe/Middle East/Africa. Account managers are product specialists and work as a team to respond to customer needs.

•
Marketing. Our marketing organization is comprised of marketing and communications employees. This organization is responsible for consistent communications and global brand management as well as market planning and analysis and industry relations. This includes strategic plan development, product marketing and competitive analysis, media relations, event planning, web marketing and marketing communications.

Technology and Operations
Technology
As of December 31, 2012, our technology group was comprised of 694 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the technology group include Product Management, Product Development and Life Cycle, Operational Support Services, Technology Services and Research and Development.

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

Research and development costs are charged to expense as incurred. Research and development costs, which are included in general and administrative expense in the consolidated statements of operations, were $22.3 million, $23.5 million and $18.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Operations
As of December 31, 2012, we had 588 employees dedicated to managing internal operations and customer support functions. Key functions include:

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

As of December 31, 2012, we had 106 employees dedicated to network provisioning, monitoring and support.

•
Network Operations Center. We maintain a state-of-the-art Network Operations Center that actively monitors applications, network and connections to customers. The Network Operations Center provides support both domestically and globally 24 hours per day, seven days per week, 365 days per year. The Network Operations Center proactively identifies potential issues with our applications, operating system, network, switch connectivity and call processing. These issues are managed through resolution with customers in conjunction with Inter-Exchange Operators, Local Exchange Operators, field engineering, our internal product support and development teams and vendors.

•
Network Services. Designs, develops and supports our SS7 and Internet Protocol-based Intelligent Network Service offerings. Employees within Network Services work closely with other functional departments and vendors to ensure that we are engineering and monitoring cost effective and reliable network solutions that meet customers’ needs.

Governmental Regulation
Certain services we offer are subject to regulation by the United States Federal Communications Commission (“FCC”). These regulations could have an indirect effect on our business. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. Some of our customers may also be subject to federal or state regulation that could have an indirect effect on our business. We do not currently offer services that are deemed to be common carrier telecommunications services.
Certain services we offer are also subject to regulation outside of the United States. In particular, we hold government issued licenses to provide number portability services in India and Singapore.
Intellectual Property Rights
We attempt to protect our intellectual property rights in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We currently maintain approximately 237 registrations and 59 applications in 32 countries covering our marks; approximately 46 patents and 25 patent applications, 11 jointly-owned with Verizon Communications in the United States and in foreign countries; and over 60 U.S. Copyright Registrations covering numerous software applications. In addition, we have attempted to protect certain of our technologies as trade secrets. In order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

ITEM 1A.       RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If these events occur, we may not be able to pay all or part of the interest or principal on the Senior Notes (as defined below). Information contained in this section may be considered “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.
Risks Relating to the Senior Notes
The right of holders of our $475,000 senior unsecured notes bearing interest at 9.125% (the "Senior Notes") to receive payments on the Senior Notes is effectively subordinated to the rights of our existing and future secured creditors. Further, the guarantees of the Senior Notes are effectively subordinated to all our guarantors’ existing and future secured indebtedness.
Holders of our secured indebtedness and the secured indebtedness of the guarantors could have claims that are prior to the claims of holders of the Senior Notes to the extent of the value of the assets securing that other indebtedness. Notably, we and certain of our subsidiaries, including the guarantors, are parties to our New Senior Credit Facility, which is secured by liens on substantially all of our assets and the assets of the guarantors and, following the initial borrowing thereunder, our Delayed Draw Facility will be secured by liens on substantially all of our assets and the assets of the guarantors. The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of the Senior Notes may receive less, ratably, than holders of secured indebtedness.
 As of December 31, 2012, the aggregate amount of our secured indebtedness, net of original issue discount was approximately $930.2 million, and $148.1 million of unused commitments were available for additional borrowings under the revolving portion of our New Senior Credit Facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2012, which is considered a reduction against our revolving credit facility under the credit agreement. On February 4, 2013, we entered into a new delayed draw credit agreement providing us with commitments to borrow up to $700.0 million of additional secured debt, subject to the satisfaction of certain conditions. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the Senior Notes.
Restrictive covenants in the indenture governing the Senior Notes, the credit agreement governing our New Senior Credit Facility and the credit agreement governing our Delayed Draw Facility may restrict our ability to pursue our business strategies.
The indenture governing the Senior Notes, the credit agreement governing our New Senior Credit Facility and the credit agreement governing our Delayed Draw Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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
 The restrictions contained in the indenture governing the Senior Notes, the credit agreement governing our New Senior Credit Facility and the credit agreement governing our Delayed Draw Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
 A breach of any of these restrictive covenants or our inability to comply with financial ratios, if required to be tested, could result in a default under the credit agreement governing our New Senior Credit Facility and the credit agreement governing our Delayed Draw Facility, as applicable. If a default occurs, the lenders under our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility, as applicable may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indenture governing the Senior Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility, as applicable, will also have the right to proceed against the collateral that secures those borrowings. If the indebtedness under our New Senior Credit Facility, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility and the Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.
Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.
The Senior Notes are guaranteed on a senior basis by our current and future wholly owned domestic subsidiaries that are guarantors of our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, will become guarantors of our Delayed Draw Facility. Our non-guarantor subsidiaries held approximately $100.2 million, or 3.4%, of our total assets and $52.6 million, or 3.0%, of our total liabilities as of December 31, 2012 and accounted for approximately $101.7 million, or 13.7%, of our revenues for the year ended December 31, 2012 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture and each credit agreement, and any subsidiary so designated will not be a guarantor of the Senior Notes, the New Senior Credit Facility or the Delayed Draw Facility.
Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of noteholders to realize proceeds from the sale of any of those subsidiaries’ assets, are effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of debt of those subsidiaries. In addition, the indenture governing the Senior Notes permits non-guarantor subsidiaries to incur significant additional indebtedness.
The trading price of the Senior Notes may be volatile and can be directly affected by many factors, including our credit rating.
The trading price of the Senior Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for non-investment grade securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities.
Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the Senior Notes, or the trading market for the Senior Notes, to the extent a trading market for the Senior Notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the Senior Notes.
We are a holding company with no operations and may not have access to sufficient cash to make payments on the Senior Notes.
We are a holding company and have limited direct operations. Our most significant assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law, the instruments governing our indebtedness, including the indenture governing the Senior Notes, the credit agreement governing our New Senior Credit Facility and the credit agreement governing our Delayed Draw Facility, or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the Senior Notes. In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are guarantors of the Senior Notes, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause our existing and any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness, including the indenture governing the Senior Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on the notes when due. In addition, any guarantee of the notes is subordinated to any secured indebtedness of a subsidiary guarantor to the extent of the value of the collateral securing such indebtedness.
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
If a guarantee is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of the guarantor. In such case, any payment by the guarantor pursuant to its guarantee could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor. If a guarantee is voided or held unenforceable for any other reason, holders of the Senior Notes would cease to have a claim against the subsidiary based on the guarantee and would be creditors only of the Company and any guarantor whose guarantee was not similarly voided or otherwise held unenforceable.
The lenders under our New Senior Credit Facility have the discretion to release the guarantors under our New Senior Credit Facility in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Senior Notes.
While any obligations under our New Senior Credit Facility remain outstanding, any guarantee of the Senior Notes may be released without action by, or consent of, any holder of the Senior Notes or the trustee under the indenture governing the Senior Notes offered hereby, at the discretion of lenders under our New Senior Credit Facility, if such guarantor is no longer a guarantor of obligations under our New Senior Credit Facility or any other indebtedness. The lenders under our New Senior Credit Facility will have the discretion to release the guarantees under our New Senior Credit Facility in a variety of circumstances. You will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Senior Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.
We may not be able to satisfy our obligations to holders of the Senior Notes upon a change of control.
Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the Senior Notes has the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest and additional interest, if any. Our failure to purchase, or give notice of purchase of, the Senior Notes would be a default under the indenture, which would in turn be a default under our New Senior Credit Facility and our Delayed Draw Facility. In addition, a change of control may constitute an event of default under our New Senior Credit Facility and our Delayed Draw Facility. A default under our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility, would result in an event of default under the indenture if the lenders accelerate the debt under our New Senior Credit Facility or our Delayed Draw Facility, as applicable.
If a change of control occurs, we may not have enough assets to satisfy all obligations under our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility, and the indenture related to our Senior Notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility, and the Senior Notes or obtain a waiver from the lenders or you as a holder of the Senior Notes. There is no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indenture governing the Senior Notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.
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
Certain private equity investment funds affiliated with Carlyle own substantially all of our equity and their interests may not be aligned with those of the holders of the Senior Notes.
Carlyle and certain co-investors own substantially all of the fully diluted equity of our parent company, and, therefore, have the power to control our affairs and policies. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Carlyle could conflict with those of the holders of our Senior Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates and co-investors, as equity holders, might conflict with those of the holders of our Senior Notes. Carlyle may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our Senior Notes. Additionally, Carlyle is in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Senior Notes.

We have a significant amount of indebtedness. At December 31, 2012, we had $1,405.2 million of indebtedness, net of original issue discount on a consolidated basis, of which approximately $930.2 million was secured. In addition, we had $148.1 million of unused commitments under our Revolving Credit Facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2012, which is considered a reduction against our Revolving Credit Facility under the agreement. Further, on February 4, 2013, we entered into a new delayed draw credit agreement providing us with commitments to borrow up to $700.0 million of additional secured debt, subject to the satisfaction of certain conditions.
Our substantial indebtedness could have important consequences to our investors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	expose us to the risk of increased interest rates, as borrowings under our New Senior Credit Facility are subject to variable rates of interest;

•	expose us to additional risks related to currency exchange rates and repatriation of funds;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•
limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

     In addition, the indenture governing the Senior Notes and the credit agreement governing our New Senior Credit Facility contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur significant additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.
The terms of the indenture governing the Senior Notes, our New Senior Credit Facility and the credit agreement governing our Delayed Draw Facility permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our New Senior Credit Facility, the anticipated borrowing under our Delayed Draw Facility and any other secured debt, would be effectively senior to the Senior Notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify. See Note 9 to our Consolidated Financial Statements “Debt and Credit Facilities” for more covenant disclosure related to the New Senior Credit Facility, the Delayed Draw Facility and the Senior Notes.
To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments on and to refinance our indebtedness, including the Senior Notes, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the Senior Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our New Senior Credit Facility and, following the initial borrowing thereunder and the transactions taking place in connection therewith, our Delayed Draw Facility and the Senior Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreement governing the New Senior Credit Facility, the credit agreement governing the Delayed

Draw Facility and the indenture governing the Senior Notes restrict our ability to sell assets and use the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our New Senior Credit Facility, our Delayed Draw Facility and the indenture governing the Senior Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and additional interest, if any, the lenders under our New Senior Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Revolving Credit Facility to avoid being in default. If we breach our covenants under our New Senior Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our New Senior Credit Facility or our Delayed Draw Facility, as applicable, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.
There is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by our New Senior Credit Facility and our Delayed Draw Facility, as applicable, and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could be difficult to replace our New Senior Credit Facility on similar terms.
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
Security breaches could damage our reputation and harm our operating results.
            We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks. The services we offer involve the storage and transmission of proprietary information and customer and subscriber data. The risk that a security breach could seriously harm our business is likely to increase as we expand our technology and network footprint. Security breaches, such as physical or electronic break-ins, sabotage, intentional acts of vandalism and other cyber related attacks, can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Any security breaches that occur could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our strategy to be a leading provider of technology solutions to the wireless ecosystem may be adversely impacted.
We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.
Our 10 largest customers for the year ended December 31, 2012 and for the year ended December 31, 2011 represented approximately 60% and 61% of our revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues. Because our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Any non-renewal of contracts with these customers could materially reduce our revenues.
Most of our customer contracts do not provide for minimum payments at or near our historical levels of revenues from these customers.
Although some of our customer contracts require our customers to make minimum payments to us, these minimum payments are substantially less than the revenues that we have historically earned from these customers. While our contracts generally run for three years, the amount of revenue produced by the contract is not guaranteed. If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, or not to renew their contracts with us, our revenues would decline.
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

We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business. We face competition from large, well-funded providers of similar services, such as MACH Solutions, Ltd., Sybase, an affiliate of SAP; TNS, Inc., Neustar, Inc., Ericsson and other existing communications, billing and technology companies. We are aware of major internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with the services we offer. We anticipate increased competition in the telecommunications industry and the entrance of new competitors into our business.
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

•
the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including for example a delay we experienced in receiving regulatory confirmation for the commencement of number portability services in India; and

•	the potential difficulty in enforcing intellectual property rights in certain foreign countries.

For the year ended December 31, 2012, 30.4% of total revenue was generated outside of the United States as compared to 22.6% for the year ended December 31, 2011. In addition, revenues generated by international operations are unlikely to be at entities that guarantee the Senior Notes. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.
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
We conduct business in international markets with complex and evolving tax rules, which subjects us to international tax compliance risks.
While we obtain advice from tax and legal advisors as necessary to help ensure compliance with tax and regulatory matters, some tax jurisdictions in which we operate have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on the taxes to which we are subject, including income tax, value-added tax and transfer tax. From time to time, our foreign subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations of our services. There is a risk, if one or more taxing authorities significantly disagrees with our interpretations, allocations or valuations, that any additional taxes, interest or penalties which may result could be material and could reduce our income and cash flow from our international subsidiaries.
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
We cannot guarantee that the proposed acquisition of MACH will be consummated. Any failure to consummate the proposed acquisition could have a material adverse impact on our consolidated results of operations and financial condition.
Consummation of the proposed acquisition of MACH is subject to the receipt of certain regulatory approvals and other closing conditions set forth in the Purchase Agreement. As a result, we cannot guarantee that the proposed acquisition will be consummated. In the event that the proposed acquisition is not consummated:

•	Management’s attention from our day-to-day business may be diverted without any corresponding benefits from the acquisition;

•	Our relationships with customers and vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We may be required to pay significant transactions costs related to the proposed acquisition without any corresponding benefits from the acquisition;

•	We will owe a termination fee to WP Roaming of €60 million (against which the deposit of €30 million will be credited).
We will incur substantial indebtedness in order to finance the MACH acquisition, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.
In the event we are able to consummate the proposed acquisition of MACH we expect to incur substantial additional debt of up to $700 million under the Delayed Draw Credit Agreement. Although we have a financing commitment from lenders for the Delayed Draw Facility, the agreement is subject to certain conditions and we cannot assure you that those conditions will be satisfied.
Upon the funding of the Delayed Draw Facility, we will have substantially more indebtedness which could adversely affect our ability to raise additional capital to fund our operations, may limit our ability to react to changes in the economy or our industry, may expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various documents governing our indebtedness. Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant cash flow in the future. Our business, following the acquisition of MACH, may not generate sufficient cash flow from operations and future borrowings may not be available in an amount sufficient to enable us to pay our indebtedness on or before maturity. If we cannot service our indebtedness we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effective on commercially reasonable terms or be able to be consummated at all.
Under the terms of the New Senior Credit Facility and the Senior Notes, we are required to satisfy a net senior secured leverage ratio of 4.00:1.00 to borrow under the Delayed Draw Facility. The net senior secured leverage ratio is defined as consolidated debt that is secured by a lien less unrestricted cash and cash equivalents to Adjusted EBITDA (as discussed in Non-GAAP Financial Measures in Item 7). If the additional debt incurred to finance the MACH acquisition would cause our net senior secured leverage ratio to exceed 4.00:1.00, we would need to reduce the amount of borrowings under the Delayed Draw Facility and seek funding from other sources such as the issuance of additional notes.
In the event we are able to consummate the proposed acquisition of MACH, we may not realize the expected benefit of the acquisition because of integration difficulties and other challenges.
The ultimate success of the MACH acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating MACH's business with our existing business. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of MACH's business include, among others:

•	failure to implement our business plan for the combined business

•	unanticipated issues in integrating technology platforms, logistics, information, communications and other systems;

•	resolving inconsistencies in standards, controls, procedures and policies, and compensation structures between MACH's structure and our structure;

•	failure to retain key customers and third-party vendors;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks in MACH's business and our business; and

•	unanticipated issues, expenses and liabilities.
Following the acquisition, we may not be able to maintain levels of revenue, earnings or operating efficiency that each of Syniverse and MACH had achieved or might achieve separately. In addition, we may not accomplish the integration of MACH's business smoothly, successfully or within the anticipated costs or time frame. If we experience difficulties with the integration process, the anticipated benefits of the MACH acquisition may not be realized fully, or at all, or may take longer to realize than expected.
The inability of our customers to successfully implement our services could have a material adverse impact on our operations.
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
Our success depends on software, equipment, network connectivity and infrastructure hosting services supplied by our vendors and customers such as Real Networks, which provides us with a P2P messaging software platform, and Ericsson, which provides us with software for number porting. We cannot assure you that we will be able to continue to purchase the necessary software, equipment and services from these vendors on acceptable terms or at all. If we are unable to maintain current purchasing terms or ensure service availability with these vendors and customers, we may lose customers during any disruption in services and experience an increase in costs in seeking alternative supplier services, migration of equipment or services or incur additional capital expenditure costs.
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
Inability to develop or maintain relationships with material vendors could have a material adverse impact on our operations.
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

A significant part of our business consists of sales made to customers outside the United States. During the year ended December 31, 2012, approximately 13% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these revenues and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, including intercompany balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.
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
We cannot assure you that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, the credit agreement governing the New Senior Credit Facility and the indenture governing the Senior Notes contain financial and other restrictive covenants that limit our ability to incur indebtedness or obtain financing. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.
Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 73% of the total assets on our balance sheet as of December 31, 2012. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.
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
We cannot predict when, or upon what terms and conditions, further regulation—including reregulation or deregulation - might occur or the effects, adverse or otherwise, that such regulation may have on our business.
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
Failure to protect our intellectual property rights adequately may have a material adverse effect on our results of operations or our ability to compete.
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

ITEM  1B.      UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters is located in a 198,750 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility is eleven years and commenced on November 1, 2005. At our option, we have the right to renew the lease for two additional periods of five years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions. We lease 35,130 square feet of office space in Campbell, California, which supports our messaging technology and operations functions.
We lease several offices for our Asia Pacific operations including 14,404 square feet in Hong Kong, 9,370 square feet in Nanjing and 40,835 square feet in Bangalore, India. The Bangalore, India facility primarily supports our technology and operations functions.
In Europe, we have leases for office space as follows: 20,782 square feet in Russelsheim, Germany and 7,942 square feet in London, England. These facilities comprise technology and operations functions.
In addition, we have a secure physical network infrastructure, consisting of 18 data centers and 14 network points-of-presence worldwide which are primarily facilitated through co-location leases.
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
Market for Common Stock
Our common stock was traded on the NYSE under the trading symbol “SVR” until January 12, 2011. Trading of our common stock on the NYSE was suspended upon the consummation of the Merger (see Note 4 to our Consolidated Financial Statements) and the registration of our common stock under Section 12 of the Exchange Act was terminated. As of the date of this Annual Report on Form 10-K, there is one record holder of our common stock, and there is no public market for our common stock.
Dividend Policy
We have not paid any cash dividends on our common stock since our incorporation. Future determination as to the payment of cash or stock dividends on our common stock to our only stockholder, Holdings, will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our senior credit facility, limitations contained in the indenture governing the Senior Notes, and such other factors as our Board of Directors considers appropriate.
For additional information regarding these lending arrangements and securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” Note 9, “Debt and Credit Facilities,” and Note 11, “Stock-Based Compensation,” to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Equity Compensation Plan Information
As of December 31, 2012, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our parent company, Holdings, are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The Company has been a wholly-owned subsidiary of Holdings since January 13, 2011, and therefore does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009, and 2008 and the selected historical consolidated statements of operations data for the year ended December 31, 2012, the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011 and for the years ended December 31, 2010, 2009, and 2008, have been derived from our audited Consolidated Financial Statements.
The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and accompanying Notes included elsewhere herein.

	Successor		Predecessor
	Year Ended	Period from	Period from
	December 31,	January 13 to	January 1 to	Year Ended December 31,
	2012	December 31, 2011	January 12, 2011	2010	2009	2008
	(in thousands)
Statement of Operations Data (1):
Revenues	$743,874	$745,978	$22,014	$650,199	$482,991	$506,356
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	275,301	259,549	9,274	245,673	172,950	165,236
Sales and marketing	68,549	63,708	2,376	58,929	38,789	45,549
General and administrative	117,995	100,993	3,664	93,855	74,502	79,241
Depreciation and amortization (2)	177,320	196,161	2,720	75,869	60,397	55,344
Restructuring and management termination benefits (3)	2,361	6,207	—	1,962	2,583	(29)
Merger expenses (4)	—	40,549	47,203	4,313	—	—
	641,526	667,167	65,237	480,601	349,221	345,341
Operating income (loss)	102,348	78,811	(43,223)	169,598	133,770	161,015
Other income (expense), net:
Interest income	790	583	—	99	323	1,894
Interest expense	(108,704)	(112,996)	(859)	(27,137)	(28,890)	(37,246)
Debt extinguishment costs	(6,458)	—	—	—	—	—
Other, net	3,940	(2,993)	(349)	2,787	939	(402)
	(110,432)	(115,406)	(1,208)	(24,251)	(27,628)	(35,754)
(Loss) income before provision for (benefit from) income taxes	(8,084)	(36,595)	(44,431)	145,347	106,142	125,261
(Benefit from) provision for income taxes	(7,889)	(16,926)	(13,664)	52,728	40,465	46,797
Net (loss) income	(195)	(19,669)	(30,767)	92,619	65,677	78,464
Net income (loss) attributable to noncontrolling interest	3,046	1,803	(3)	(1,573)	(590)	—
Net (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$(21,472)	$(30,764)	$94,192	$66,267	$78,464
Balance Sheet Data (at end of period):
Total assets	2,959,039	3,030,742		1,420,826	1,309,724	1,199,834
Total debt and capital leases	1,413,481	1,479,373		499,581	512,464	513,813

 _____________________

(1)	Results include the following acquisitions in the respective periods subsequent to the acquisition date: VM3 acquisition completed in October 2009 and the Merger in January 2011.

(2)
Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense within the Statement of Operations Data.

(3)	Restructuring and management termination benefits is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented as follows:

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

•
In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1.3 million. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company. In conjunction with his retirement, we incurred employee termination benefits of $1.1 million.

•
In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million, as of December 31, 2012, related to the exit of a leased facility.

•
In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1.8 million as of December 31, 2012.

(4)	Reflects costs associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger (as defined in Note 4 to our Consolidated Financial Statements) and the related Transactions (as defined in Note 4 to our Consolidated Financial Statements). Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. However, the general nature of our operations was not impacted by the Transactions. As such, for comparative purposes we will discuss changes between the periods presented without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates our results of operations. Effects of the Transactions will be discussed where applicable. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Selected Financial Data” and the historical audited consolidated financial statements, including the related Notes, appearing elsewhere in this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.
Carlyle Merger
On January 13, 2011, we consummated a Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of our equity for a net purchase price of $2,493.8 million. The purchase price was funded through the net proceeds of our Old Senior Credit Facility of $1,025.0 million, the issuance of $475.0 million of senior unsecured notes bearing interest at 9.125% due 2019 ("Senior Notes") and a cash equity contribution of $1,200.0 million from an affiliate of Carlyle. For additional discussion of the Transactions, see Note 4 to our Consolidated Financial Statements.
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
In connection with the Merger and as discussed below in “Liquidity and Capital Resources”, we incurred significant indebtedness, and our total indebtedness and related interest expense will be significantly higher than prior to the Merger. In addition, we incurred certain Merger related expenses during the years ended December 31, 2011 and 2010.
Business

In today's evolving and highly competitive wireless industry, a key priority is the need to provide a seamless user experience to mobile subscribers across varied networks, devices, standards, and content types. When subscribers communicate on their own mobile operator's network or with other subscribers of the same mobile operator, this objective is easily achieved. However, when subscribers roam on other networks or communicate with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and incompatible technologies, networks and devices. The latter scenario requires inter-carrier roaming agreements and physical access by the mobile operator to other mobile operators' networks. It is often preferable to have a neutral and trusted third-party intermediary, such as Syniverse, sit between mobile operators.
We clear, process, route, translate and transport over two billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also operate a secure physical network infrastructure, consisting of 18 data centers and 14 network points-of-presence worldwide, that provides the connections required to complete these transactions. Such connections can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services, mobile operators enable their subscribers to make phone calls, send and receive text messages, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.
We generate the majority of our revenues on a per-transaction basis, often generating multiple transactions from a single subscriber call, text message or data session. Growing demand for transactions is driven primarily by the volume of wireless voice calls and data sessions, the frequency of subscriber roaming activity, the amount of data downloaded while roaming, the number of text and multimedia messages exchanged, subscriber adoption of new wireless data services and evolving wireless technology.
Services
We provide an integrated suite of Network, Messaging and Roaming services for our customers, which are primarily utilized when mobile operators need to interact with one another. We also provide technology turnkey solutions to customers primarily in the Asia Pacific region. Most of our customers utilize two or more of our service offerings.
See Item 1 "Business" and Note 2 to our Consolidated Financial Statements for a detailed description of our service offerings.
Executive Overview
Financial Highlights
For the year ended December 31, 2012, revenues decreased $24.1 million, or 3.1% to $743.9 million from $768.0 million for the year ended December 31, 2011. The decrease was primarily driven by the Verizon Wireless contract renewal executed at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012. The pricing impact was partially offset by transaction volume increases in our Network service offering, specifically Mobile Data Roaming ("MDR"), our interstandard roaming solution and interworking packet exchange ("IPX") products and our enterprise messaging product. For the year ended December 31, 2012, cost of operations increased $6.5 million due primarily to higher data processing and hosting costs and message termination fees, partially offset by lower revenue share cost resulting from a contractual rate reduction. Sales, marketing, general and administrative expenses increased $15.8 million, driven by higher professional services costs associated with business development activities including our pending acquisition (as further discussed below). Depreciation and amortization expenses decreased $21.6 million to $177.3 million for the year ended December 31, 2012 from $198.9 million for the same period in 2011 primarily due to our pattern of consumption amortization method for customer relationships valued in the Merger. Operating income increased $66.8 million to $102.3 million for the year ended December 31, 2012 from $35.6 million for the same period in 2011 due to $87.8 million of Merger expenses recorded in 2011 relating to the Merger, offset by the factors discussed above.
Business Developments
Business Acquisition Agreement
On June 30, 2012, we entered into an agreement (the “Purchase Agreement”) with WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, we will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à r.l. (“WP Roaming”) (the “Acquisition”). WP Roaming is a holding company which conducts the business of MACH S.à r.l. (“MACH”). MACH connects and monetizes the telecom world with its comprehensive and growing portfolio of cloud-based communication services, providing its 650 operator customers with solutions to monetize mobile data, simplify interoperability between networks, optimize wholesale processes and protect revenues. Headquartered in Luxembourg, MACH has offices in 12 countries.
At the closing of the Acquisition, we will pay to the Seller an amount equal to €172.7 million, subject to adjustment, plus €0.25 million per month from December 31, 2011 through the closing date of the Acquisition. In addition, at the closing of the Acquisition, we shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30 million.
Refer to Note 18 and Note 22 to the Consolidated Financial Statements for additional information regarding this pending business acquisition.
Delayed Draw Facility

On February 4, 2013, Syniverse Magellan Finance, LLC, our direct wholly-owned subsidiary entered into a delayed draw credit agreement (the "Delayed Draw Credit Agreement") with Barclays Bank PLC, as administrative agent, and the other lenders from time to time, providing for a new senior credit facility consisting of a $700 million delayed draw term loan facility (the “Delayed Draw Facility”). The lenders will fund the term loans under the Delayed Draw Facility when certain conditions are satisfied, including the consummation of the Acquisition discussed above.

Under this facility, borrowings will bear interest at a floating rate which can be, at the Company's option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin under the Delayed Draw Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

The Delayed Draw Facility will mature the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of our Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Refer to Note 21 to our Consolidated Financial Statements for additional detail regarding the Delayed Draw Facility.
Verizon Wireless Renewal
In September 2011, contracts with Verizon Wireless, our largest customer, expired. Verizon Wireless uses a large suite of our services for its data clearing and roaming operations – products such as inter-standard roaming solutions, MDR, data clearing house, RTI tools and a number of other services. During the second quarter of the year ending December 31, 2012, the renewal was completed at substantially similar terms and reduced pricing effective May 1, 2012 for a four year term.
Senior Credit Facility Refinancing
On April 23, 2012, we refinanced our Old Senior Credit Facility (as defined in Note 9 to our Consolidated Financial Statements) and entered into a credit agreement (the “New Credit Agreement”) with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. In conjunction with this refinancing, we utilized $81.2 million of cash to pay down the principal balance of the term loan under the Old Senior Credit Facility of approximately $62.2 million, pay the original issue discount on the New Senior Credit Facility of $9.5 million, $9.0 million in financing costs and $0.5 million of accrued interest and fees for the Old Senior Credit Facility.
Please see Note 9 to our Consolidated Financial Statements for additional detail regarding the New Senior Credit Facility.
Revenues
The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our Network, Messaging, Roaming and Other services to telecommunications operators and enterprise customers throughout the world. Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.
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

Results of Operations
Comparison of 2012 and 2011

	Successor		Combined Predecessor & Successor		Successor		Predecessor
					Period from		Period from		Year ended	Year ended
	Year ended		Year ended		January 13 to		January 1 to		December 31,	December 31,
	December 31,	% of	December 31,	% of	December 31,	% of	January 12,	% of	2012 vs.	2012 vs.
	2012	Revenues	2011	Revenues	2011	Revenues	2011	Revenues	2011	2011
	(in thousands)
Revenues:
Network services	$347,651	46.7%	$327,847	42.7%	$318,666	42.7%	$9,181	41.7%	$19,804	6.0%
Messaging services	180,471	24.3%	194,029	25.3%	187,831	25.2%	6,198	28.2%	(13,558)	(7.0)%
Roaming services	195,409	26.3%	225,577	29.4%	219,209	29.4%	6,368	28.9%	(30,168)	(13.4)%
Other	20,343	2.7%	20,539	2.6%	20,272	2.7%	267	1.2%	(196)	(1.0)%
Revenues	743,874	100.0%	767,992	100.0%	745,978	100.0%	22,014	100.0%	(24,118)	(3.1)%
Costs and expenses:
Cost of operations	275,301	37.0%	268,823	35.0%	259,549	34.8%	9,274	42.1%	6,478	2.4%
Sales and marketing	68,549	9.2%	66,084	8.6%	63,708	8.5%	2,376	10.8%	2,465	3.7%
General and administrative	117,995	15.9%	104,657	13.6%	100,993	13.5%	3,664	16.6%	13,338	12.7%
Depreciation and amortization	177,320	23.8%	198,881	25.9%	196,161	26.3%	2,720	12.4%	(21,561)	(10.8)%
Restructuring and management termination benefits	2,361	0.3%	6,207	0.8%	6,207	0.8%	—	0.0%	(3,846)	(62.0)%
Merger expenses	—	0.0%	87,752	11.4%	40,549	5.4%	47,203	214.4%	(87,752)	(100.0)%
	641,526	86.2%	732,404	95.3%	667,167	89.3%	65,237	296.3%	(90,878)	(12.4)%
Operating income (loss)	102,348	13.8%	35,588	4.7%	78,811	10.7%	(43,223)	(196.3)%	66,760	187.6%
Other income (expense), net:
Interest income	790	0.1%	583	0.1%	583	0.1%	—	0.0%	207	35.5%
Interest expense	(108,704)	(14.6)%	(113,855)	(14.8)%	(112,996)	(15.1)%	(859)	(3.9)%	5,151	(4.5)%
Debt extinguishment costs	(6,458)	(0.9)%	—	0.0%	—	0.0%		0.0%	(6,458)	0.0%
Other, net	3,940	0.5%	(3,342)	(0.4)%	(2,993)	(0.4)%	(349)	(1.6)%	7,282	(217.9)%
	(110,432)	(14.8)%	(116,614)	(15.1)%	(115,406)	(15.4)%	(1,208)	(5.5)%	6,182	(5.3)%
(Loss) income before provision for (benefit from) income taxes	(8,084)	(1.1)%	(81,026)	(10.4)%	(36,595)	(4.7)%	(44,431)	(201.8)%	72,942	(90.0)%
Benefit from income taxes	(7,889)	(1.1)%	(30,590)	(4.0)%	(16,926)	(2.3)%	(13,664)	(62.1)%	22,701	(74.2)%
Net (loss) income	(195)	0.0%	(50,436)	(6.4)%	(19,669)	(2.4)%	(30,767)	(139.7)%	50,241	(99.6)%
Net income (loss) attributable to noncontrolling interests	3,046	0.4%	1,800	0.2%	1,803	0.2%	(3)	0.0%	1,246	69.2%
Net (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	(0.4)%	$(52,236)	(6.6)%	$(21,472)	(2.6)%	$(30,764)	(139.7)%	$48,995	(93.8)%
Revenues
Revenues decreased $24.1 million to $743.9 million for the year ended December 31, 2012 from $768.0 million for the same period in 2011. The decline in revenues was primarily due to the impact of the Verizon Wireless contract renewal at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012.
Network services revenue increased $19.8 million, or 6.0%, to $347.7 million for the year ended December 31, 2012 from $327.8 million for the same period in 2011. While continued volume increases contributed a $19.4 million increase in MDR revenue, volume growth was tempered by a Sprint network build-out which resulted in fewer Sprint customers roaming while in Sprint's home network. The increase in MDR revenue was offset in part by the pricing impact of customer contract renewals.

In addition, volume growth in our interstandard roaming solution and our IPX solutions contributed a revenue increase of $4.7 million and $3.4 million, respectively. These increases were partially offset by declines in other Network products driven primarily by customer contract renewals.
Messaging services revenue decreased $13.6 million, or 7.0%, to $180.5 million for the year ended December 31, 2012 from $194.0 million for the same period in 2011. The decrease is primarily due to the impact of lower pricing for customer contract renewals on SMS/MMS transactions and slower volume growth, in addition to a decline in Picturemail revenue resulting from contractual price reductions that were implemented in 2010 and include progressive rate reductions through the end of the contract term. These decreases are partially offset by volume growth in our enterprise messaging product of $13.2 million for the year ended December 31, 2012.
Roaming services revenue decreased $30.2 million, or 13.4%, to $195.4 million for the year ended December 31, 2012 from $225.6 million for the same period in 2011. The decrease was primarily driven by the pricing impact of the Verizon Wireless contract renewal and Sprint network build-out. Volume in our data clearing house continues to grow and is predominantly driven by data sessions, while SMS growth continues at a slower pace compared to the prior year.
Other services revenue decreased $0.2 million, or 1.0%, to $20.3 million for the year ended December 31, 2012 from $20.5 million for the same period in 2011.
Costs and Expenses
Cost of operations increased $6.5 million to $275.3 million for the year ended December 31, 2012 from $268.8 million for the year ended December 31, 2011. The tables below summarize our cost of operations by category of spending.

	Successor	Combined Predecessor & Successor	Increase/ (Decrease) $	Increase/ (Decrease) %
	Year ended December 31, 2012	Year ended December 31, 2011
	(in thousands)
Cost of Operations:
Headcount and related costs	$91,347	$88,030	$3,317	3.8%
Variable costs	57,447	63,204	(5,757)	(9.1)%
Data processing and related hosting and support costs	77,431	69,083	8,348	12.1%
Network costs	37,674	39,470	(1,796)	(4.6)%
Other operating related costs	11,402	9,036	2,366	26.2%
Cost of Operations	$275,301	$268,823	$6,478	2.4%
The increase in headcount and related costs is primarily due to higher headcount year over year. Variable costs decreased due primarily to a decline in revenue share cost resulting from a contractual rate reduction, partially offset by increased volumes in our mobile enterprise services resulting in higher messaging termination fees. The increase in data processing and related hosting and support costs is primarily due to investments in data center expansion to support additional capacity, as well as higher processing costs resulting from transactional volume growth. We intend to continue investing in our network infrastructure in the foreseeable future in order to support future growth opportunities. As a percentage of revenues, cost of operations increased to 37.0% for the year ended December 31, 2012, from 35.0% for the year ended December 31, 2011.
Sales and marketing expense increased $2.5 million to $68.5 million for the year ended December 31, 2012 from $66.1 million for the same period in 2011. The increase is primarily due to higher headcount related costs of $3.1 million associated with the expansion of our global sales force to support growth in developing markets. This increase is partially offset by lower stock-based and performance-based compensation of $2.0 million primarily driven by lower annual incentive plan payments. As a percentage of revenues, sales and marketing expense increased to 9.2% for the year ended December 31, 2012 from 8.6% for the year ended December 31, 2011.
General and administrative expense increased $13.3 million to $118.0 million for the year ended December 31, 2012 from $104.7 million for the same period in 2011. The increase was primarily due to higher professional service costs of $21.2 million, or 2.6% of revenue, of which $20.0 million related to business development activities including our pending acquisition. This increase was partially offset by an increase in capitalizable product development costs of $5.2 million. As a percentage of revenues, general and administrative expense increased to 15.9% for the year ended December 31, 2012, from 13.6% for the year ended December 31, 2011.

Depreciation and amortization expense decreased $21.6 million to $177.3 million for the year ended December 31, 2012 from $198.9 million for the same period in 2011. The decrease was driven by lower intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger which results in higher amortization expense earlier in the assets' useful lives.
Restructuring and management termination benefits expense was $2.4 million for the year ended December 31, 2012, driven by severance costs resulting from our December 2012 restructuring plan, and the exit of a leased facility related to our December 2011 restructuring plan. See Note 13 to our Consolidated Financial Statements for additional details regarding our restructuring plans.
Other Income (Expense), net
Interest expense decreased $5.2 million to $108.7 million for the year ended December 31, 2012 from $113.9 million for the same period in 2011. The decrease is primarily due to the impact of a lower interest rate and lower outstanding debt balance resulting from the refinancing of our Old Senior Credit Facility. In addition, the prior year period included $7.1 million of financing costs associated with an unused bridge loan related to pre-Merger interest expense in the Successor period of 2011. Considering the impact of the refinance of our Old Senior Credit Facility, we expect to incur approximately $25.0 million of interest expense and $2.0 million of amortization of financing fees on a quarterly basis.
Debt extinguishment costs were $6.5 million for the year ended December 31, 2012 and were associated with the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility.
Other, net increased $7.3 million to a $3.9 million gain for the year ended December 31, 2012 from a $3.3 million loss for the same period in 2011. The increase in 2012 was primarily due to a $4.3 million out-of-period gain for foreign currency transaction gains and foreign currency transactions in foreign denominated cash balances and intercompany accounts as a result of our global presence.
Benefit from Income Taxes
We recorded an income tax benefit of $7.9 million for the year ended December 31, 2012 compared to a benefit of $30.6 million for the same period in 2011. During the years ended December 31, 2012 and 2011, the effective tax rate was a benefit of 97.6% and a benefit of 37.8%, respectively. The change in our effective tax rate is chiefly attributable to (i) costs related to the Merger in 2011, some of which were non-deductible for income tax purposes, (ii) state and local effective income tax rate changes, including certain discrete adjustments recorded in 2011 related to state and local income tax positions and changes in deferred tax liabilities, (iii) the release of reserves on uncertain tax positions where statutes of limitations have expired in 2012, and (vii) return to provision true-ups related to returns filed in 2012.

Results of Operations
Comparison of 2011 and 2010

	Combined Predecessor & Successor		Successor		Predecessor
	Year ended December 31, 2011	% of Revenues	Period from January 13 to December 31, 2011	% of Revenues	Period from January 1 to January 12, 2011	% of Revenues	Year ended December 31, 2010	% of Revenues	Year ended December 31, 2011 vs. 2010	Year ended December 31, 2011 vs. 2010
	(in thousands)
Revenues:
Network services	$327,847	42.7%	$318,666	42.7%	$9,181	41.7%	$254,118	39.1%	$73,729	29.0%
Messaging services	194,029	25.3%	187,831	25.2%	6,198	28.2%	190,949	29.4%	3,080	1.6%
Roaming services	225,577	29.4%	219,209	29.4%	6,368	28.9%	188,549	29.0%	37,028	19.6%
Other	20,539	2.7%	20,272	2.7%	267	1.2%	16,583	2.6%	3,956	23.9%
Revenues	767,992	100.0%	745,978	100.0%	22,014	100.0%	650,199	100.0%	117,793	18.1%
Costs and expenses:
Cost of operations	268,823	35.0%	259,549	34.8%	9,274	42.1%	245,673	37.8%	23,150	9.4%
Sales and marketing	66,084	8.6%	63,708	8.5%	2,376	10.8%	58,929	9.1%	7,155	12.1%
General and administrative	104,657	13.6%	100,993	13.5%	3,664	16.6%	93,855	14.4%	10,802	11.5%
Depreciation and amortization	198,881	25.9%	196,161	26.3%	2,720	12.4%	75,869	11.7%	123,012	162.1%
Restructuring and management termination benefits	6,207	0.8%	6,207	0.8%	—	0.0%	1,962	0.3%	4,245	216.4%
Merger expenses	87,752	11.4%	40,549	5.4%	47,203	214.4%	4,313	0.7%	83,439	—
	732,404	95.3%	667,167	89.4%	65,237	296.3%	480,601	73.9%	251,803	52.4%
Operating income (loss)	35,588	4.6%	78,811	10.6%	(43,223)	(196.3)%	169,598	26.1%	(134,010)	(79.0)%
Other income (expense), net:
Interest income	583	0.1%	583	0.1%	—	0.0%	99	0.0%	484	488.9%
Interest expense	(113,855)	(14.8)%	(112,996)	(15.1)%	(859)	(3.9)%	(27,137)	(4.2)%	(86,718)	319.6%
Other, net	(3,342)	(0.4)%	(2,993)	(0.4)%	(349)	(1.6)%	2,787	0.4%	(6,129)	(219.9)%
	(116,614)	(15.2)%	(115,406)	(15.5)%	(1,208)	(5.5)%	(24,251)	(3.7)%	(92,363)	380.9%
(Loss) income before (benefit from) provision for income taxes	(81,026)	(10.6)%	(36,595)	(4.9)%	(44,431)	(201.8)%	145,347	22.4%	(226,373)	(155.7)%
(Benefit from) provision for income taxes	(30,590)	(4.0)%	(16,926)	(2.3)%	(13,664)	(62.1)%	52,728	8.1%	(83,318)	(158.0)%
Net (loss) income	(50,436)	(6.6)%	(19,669)	(2.6)%	(30,767)	(139.8)%	92,619	14.2%	(143,055)	(154.5)%

	Combined Predecessor & Successor		Successor		Predecessor
Net income (loss) attributable to noncontrolling interests	1,800	0.2%	1,803	0.2%	(3)	0.0%	(1,573)	0.2%	3,373	214.4%
Net (loss) income attributable to Syniverse Holdings, Inc.	$(52,236)	(6.8)%	$(21,472)	(2.9)%	$(30,764)	(139.7)%	$94,192	14.5%	$(146,428)	(155.5)%
Revenues
Revenues increased $117.8 million to $768.0 million for the year ended December 31, 2011 from $650.2 million for the same period in 2010. The increase in revenues was primarily due to transaction volume growth driven by our Network and Roaming services.
Network services revenues increased $73.7 million, or 29.0%, to $327.8 million for the year ended December 31, 2011 from $254.1 million for the same period in 2010. The increase was primarily due to a continued increase in volumes from our interstandard roaming and MDR services, resulting in a $40.8 million improvement, increased porting volumes in North America and from the launch of these services in India which contributed $12.7 million, and higher usage of calling name directory (“CNAM”) services resulting in an increase of $9.6 million.
Messaging services revenues increased $3.1 million, or 1.6%, to $194.0 million for the year ended December 31, 2011 from $190.9 million for the same period in 2010. The increase was primarily due to continued growth in enterprise messaging of $14.7 million, partially offset by declines associated with contract renewals.
Roaming services revenues increased $37.0 million, or 19.6%, to $225.6 million for the year ended December 31, 2011 from $188.6 million for the same period in 2010. The increase was primarily due to volume growth driven by our data clearing house partially offset by the impact of a lower pricing for customer contract renewals. Volume growth in our data clearing house was predominantly generated by data sessions and SMS although we saw a small increase in voice sessions compared to the prior year.
Other services revenues increased $4.0 million, or 23.9%, to $20.6 million for the year ended December 31, 2011 from $16.6 million for the same period in 2010. The increase was driven by a greater number of completed turnkey solutions projects.
Costs and Expenses
Cost of operations increased $23.2 million, or 9.4%, to $268.8 million for the year ended December 31, 2011 from $245.7 million for the same period in 2010. The increase in cost of operations by category of spending is outlined in the table below.

	Combined Predecessor& Successor	Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Increase/(Decrease) $	Increase/(Decrease) %
	(in thousands)
Cost of Operations:
Headcount and related costs	$88,030	$81,845	$6,185	7.6%
Variable costs	63,204	57,891	5,313	9.2%
Data processing and related hosting and support costs	69,083	60,532	8,551	14.1%
Network costs	39,470	37,289	2,181	5.8%
Other operating related costs	9,036	8,116	920	11.3%
Cost of Operations	$268,823	$245,673	$23,150	9.4%

The increase in data processing and related hosting and support costs was driven primarily by software maintenance and facility-related costs. Headcount and related costs increased primarily due to higher performance-based compensation. In addition, we incurred higher variable costs associated with increased volumes across our service offerings including messaging termination fees which were partially offset by lower revenue share costs. Network costs increased due to higher network infrastructure capacity. As a percentage of revenues, cost of operations decreased to 35.0% for the year ended December 31, 2011 from 37.8% for the year ended December 31, 2010 as a result of the relatively fixed nature of our core cost structure and our ability to leverage these costs across our product portfolio.
Sales and marketing expense increased $7.2 million to $66.1 million for the year ended December 31, 2011 from $58.9 million for the same period in 2010. Of the total increase, approximately $6.2 million was driven by higher headcount and related expenses including the expansion of our sales force and product management teams to support new products and growth in developing markets and increased variable sales incentives. As a percentage of revenues, sales and marketing expense remained relatively consistent at 8.6% for the year ended December 31, 2011, compared to 9.1% for year ended December 31, 2010.
General and administrative expense increased $10.8 million to $104.7 million for the year ended December 31, 2011 from $93.9 million for the same period in 2010. Approximately $4.3 million of the increase was driven by higher headcount and related costs including performance-based compensation. Professional services costs increased approximately $3.8 million with the remaining increase driven primarily by other corporate administrative costs. As a percentage of revenues, general and administrative expense decreased to 13.6% for the year ended December 31, 2011, from 14.4% for the year ended December 31, 2010, due to the leveraging of costs across the increased revenues.
Depreciation and amortization expense increased $123.0 million to $198.9 million for the year ended December 31, 2011 from $75.9 million for the same period in 2010. The increase was driven by the higher amortization expense associated with the increased value of customer relationships and developed technology intangible assets recorded in connection with the Merger.
Restructuring and management termination benefits expense was $6.2 million for the year ended December 31, 2011. In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions resulting in expenses of $1.3 million. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company, and we incurred employee termination benefits expense of $1.1 million associated with his retirement. In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs which resulted in expenses of $3.5 million. Additional expenses of $0.3 million were incurred during the year ended December 31, 2011 related to the December 2010 restructuring plan for supplemental charges associated with certain employee terminations.
Merger expenses were $87.8 million for the year ended December 31, 2011 and $4.3 million for the year ended December 31, 2010, all of which resulted from the Merger. These costs primarily consist of stock-based compensation of $29.2 million resulting from the acceleration of the equity awards existing at the time of the Merger, advisory costs of $50.7 million, a portion of which relates to the transaction fee and expenses paid to Carlyle, and professional services costs including legal, tax, accounting and audit and insurance costs of $12.2 million.
Other Income (Expense)
Interest income increased $0.5 million to $0.6 million for the year ended December 31, 2011 from $0.1 million for the same period in 2010. The increase was due to interest earned on late payments by customers.
Interest expense increased $86.8 million to $113.9 million for the year ended December 31, 2011 from $27.1 million for the same period in 2010. The increase was due to increased borrowings under our Old Senior Credit Facility and the Senior Notes entered into in connection with the Merger. Total pre-Merger interest expense in the Successor period was $10.2 million, which includes $7.1 million in financing costs associated with an unused bridge loan.
Other, net decreased $6.1 million to a $3.3 million loss for the year ended December 31, 2011 from a $2.8 million gain for the same period in 2010. The decrease was primarily due to foreign currency exchange losses on foreign denominated cash balances and intercompany accounts as a result of our global presence.
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes decreased $83.3 million to a $30.6 million tax benefit for the year ended December 31, 2011 from a $52.7 million tax provision for the same period in 2010. During the year ended December 31, 2011 and 2010, the effective tax rate was a benefit of 37.8% and an expense of 36.3%, respectively. The change in our effective tax rate was primarily attributable to a shift in taxable income to lower foreign tax jurisdictions driven by higher interest expense on our new debt structure impacting U.S. earnings and the impact of state and local income tax positions.

 Liquidity and Capital Resources
Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the revolving portion of our New Senior Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. On June 30, 2012, we entered into an agreement to acquire MACH. We intend to finance the acquisition through a borrowing under the Delayed Draw Facility as described in "Debt and Credit Facilities" below.
We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the revolving portion of our New Senior Credit Facility, will be sufficient to meet our cash requirements for the next twelve months. We may need supplemental funding for those activities, which we believe could be available from the debt markets.
Cash Flow
Cash and cash equivalents were $232.2 million at December 31, 2012 as compared to $226.8 million at December 31, 2011. The following table summarizes our consolidated cash flow activity.

	Successor	Combined Predecessor & Successor
	Year ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$201,335	$170,379
Net cash (used in) investing activities	(103,735)	(2,788,855)
Net cash (used in) provided by financing activities	(94,473)	2,628,514
Effect of exchange rate changes on cash	2,315	(2,741)
Net increase in cash	$5,442	$7,297
Net cash provided by operating activities increased $31.0 million to $201.3 million for the year ended December 31, 2012 from $170.4 million for the same period in 2011. Net income adjusted for non-cash items increased $8.6 million, primarily as a result of the cash Merger expenses in the year ended December 31, 2011, partially offset by the increase in professional services costs associated with business development activities in the year ended December 31, 2012, as well as the pricing-driven decline in our revenues and higher operating costs in 2012 as compared to 2011. Cash used for working capital decreased $22.3 million in 2012 due primarily to improved collections of accounts receivable and timing of income tax receipts and payments, partially offset by the timing of performance-based compensation payments.
Net cash used in investing activities was $103.7 million for the year ended December 31, 2012 which includes $65.8 million of capital expenditures and a non-refundable deposit of approximately $38.0 million related to the pending MACH transaction. Net cash used in investing activities was $2,788.9 million for the year ended December 31, 2011, which includes $55.7 million for capital expenditures and $2,733.1 million of cash consideration for the Merger. Capital expenditures for both years were primarily related to investments in internal infrastructure, including capacity increases and messaging integration as well as capitalized software for new products and services.
Net cash used in financing activities was $94.5 million for the year ended December 31, 2012, which includes $940.5 million of borrowings under the New Senior Credit Facility offset by $1,014.8 million of payments on the Old Senior Credit Facility and $10.2 million of debt issuance costs paid. Net cash provided by financing activities was $2,628.5 million for the year ended December 31, 2011, which includes $1,487.5 million of borrowings on our Old Senior Credit Facility and proceeds from the sale of the Senior Notes as well as $1,200.0 million of cash equity contributions from investment funds affiliated with

Carlyle and certain co-investors, partially offset by $56.6 million of financing costs paid that were capitalized and $10.3 million of principal payments on our Old Senior Credit Facility.
Debt and Credit Facilities
Old Senior Credit Facility
On December 21, 2010, we entered into our Old Senior Credit Facility consisting of a $150.0 million revolving credit facility and a $1,025.0 million term loan facility and on January 13, 2011, our Old Senior Credit Facility became effective. On April 23, 2012, we refinanced our Old Senior Credit Facility by entering into the New Senior Credit Facility (described below) and terminating the Old Senior Credit Facility.
New Senior Credit Facility
On April 23, 2012, we entered into a credit agreement (the “New Credit Agreement”) with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.
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
Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.
As of December 31, 2012, we had a carrying amount of $945.3 million, excluding original issue discount, of outstanding indebtedness under the New Senior Credit Facility. At December 31, 2012, the applicable interest rate was 5.00% on the Term Loan Facility based on the Eurodollar option.
Our Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at December 31, 2012, which was considered a reduction against our Revolving Credit Facility under the Credit Agreement. The unused commitment under the Revolving Credit Facility was $148.1 million at December 31, 2012.
9.125% Senior Unsecured Notes Due 2019
On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125%, referred to herein as the Senior Notes, that mature on January 15, 2019. Interest on the Senior Notes is paid on January 15 and July 15 of each year.
The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2012, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.
Delayed Draw Credit Agreement and Amended Commitment Letter

On June 30, 2012, we entered into an Agreement (the "Purchase Agreement") with WP Roaming S.à.r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, we will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à.r.l. (“WP Roaming”) (the “Acquisition”). In addition, at the closing of the Acquisition, we shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming's third-party lenders in order to ensure the release of all related guarantees and security interests (the “Refinancing”). The Seller has covenanted in the Purchase Agreement that the principal amounts repayable (excluding interest and any other fees, costs and expenses relating thereto) will not exceed approximately €348 million and $89 million.

Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our direct wholly-owned subsidiary entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). The financial institutions and lenders will fund the term loans under the Delayed Draw Facility when certain conditions specified in the Delayed Draw Credit Agreement are satisfied, including:

•
the consummation of the Acquisition substantially concurrently with the initial funding under the Delayed Draw Facility in accordance with the terms of the Purchase Agreement without giving effect to any modification, amendment, consent or waiver material and adverse to the lenders without the consent of the commitment parties;

•	the accuracy of certain major representations, as described in the Delayed Draw Credit Agreement;

•	the absence of certain major events of default, as described in the Delayed Draw Credit Agreement;

•	the consummation of the Refinancing (as defined above) substantially concurrently with the initial borrowing under the Delayed Draw Facility;

•	the delivery of financial statements, as described in the Delayed Draw Credit Agreement;

•
the execution and delivery of guarantees and security documentation for the Delayed Draw Credit Facility, including receipt of documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules; and

•	the payment of fees and expenses in connection with the Facilities (as defined below).

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Delayed Draw Facility may be expanded (or a new term loan facility added to the Delayed Draw Credit Agreement) by an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Under the Delayed Draw Credit Agreement, Finance Sub is required to merge with and into us, with the Company as the surviving entity (the “Finance Sub Merger”) following the initial borrowing under the Delayed Draw Facility (such date, the “Funding Date”) and consummation of the Acquisition described above. In connection with the Finance Sub Merger, we will assume the obligations of Finance Sub under the Delayed Draw Facility. Moreover, the Delayed Draw Credit Agreement contains a covenant requiring us to use commercially reasonable efforts to refinance the Delayed Draw Facility with incremental loans under the New Credit Agreement with an identical maturity, amortization, interest rate and floors to those described below (the “Takeout”). This obligation terminates 30 days after the Funding Date. We are not obligated to effectuate the Takeout if we determine, in good faith, that it would result in adverse tax consequences to us.

Maturity
The Delayed Draw Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of our Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Amortization; Prepayments
Commencing with the end of the first fiscal quarter beginning after the Funding Date, the Delayed Draw Facility will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under the Delayed Draw Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that prepayments and certain refinancings of the Delayed Draw Facility within one year after the Funding Date of the Delayed Draw Facility will be subject to a prepayment premium of 1.0% of the principal amount prepaid. We must prepay the Delayed Draw Facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under the Delayed Draw Credit Agreement unless specifically incurred to refinance a portion of the Delayed Draw Facility) and, for the year ended December 31, 2013 (or if the Funding Date occurs after June 30, 2013, December 31, 2014) and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of less than or equal to 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, including for the ratable prepayment or redemption of pari passu indebtedness, as well as the right of the lenders to decline certain prepayments.

Interest; Fees
Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Delayed Draw Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

Guarantees; Security
After the Finance Sub Merger, our obligations under the Delayed Draw Facility will be guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing the Delayed Draw Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which we and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the Delayed Draw Facility would result in a material adverse tax consequence, and will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions)). The guarantee by Holdings will contain a negative covenant restricting the activities of Holdings subject to customary exceptions.

Covenants; Representations and Warranties
The Delayed Draw Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain debt in the event of a change of control, amendments of certain debt documents and the activities of Finance Sub between the execution of the Delayed Draw Credit Agreement and the Funding Date. The negative covenants are subject to the customary exceptions.

There are no financial covenants included in the Delayed Draw Credit Agreement.

Events of Default; Change of Control
The Delayed Draw Credit Agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including the existing senior notes, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default. The events of default are subject to exceptions and cure rights.

Amended Commitment Letter

In connection with the Purchase Agreement and as previously disclosed, on June 29, 2012, we entered into a debt financing commitment letter (the “Commitment Letter”) with Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank (the “Commitment Parties”). On January 28, 2013, we and the Commitment Parties entered into an amendment to the Commitment Letter (the “Amended Commitment Letter”), which became effective upon the execution of the Delayed Draw Credit Agreement described above.

Pursuant to the Amended Commitment Letter, if, on the Funding Date, any of the lenders or other financial institutions party to the Delayed Draw Credit Agreement does not fund its pro rata share of the commitments, each Commitment Party will become a replacement lender under the “yank-a-bank” provisions of the Delayed Draw Credit Agreement in respect of its ratable portion of the commitments of all such lenders or other financial institutions. In addition, certain of the Commitment Parties will act as the initial lenders, joint lead arrangers and joint bookrunners with respect to a backstop facility which will be available if and to the extent that (i) we are unable to incur all or a portion of the Delayed Draw Facility in compliance with the terms of our New Credit Agreement and the Senior Notes on the closing date of the Acquisition or (ii) we require additional funds to consummate the Acquisition (the “Backstop Facility”, and together with the Delayed Draw Facility, the “Facilities”), but in no event more than $700.0 million in the aggregate being incurred under the Facilities. The Backstop Facility is subject to the terms and conditions set forth in the Commitment Letter. Proceeds from the Facilities, together with the proceeds of any debt issued in lieu of the Backstop Facility, and our cash on hand will be used to finance the Acquisition and pay the fees and expenses related to the foregoing.

The Backstop Facility will include certain representations and warranties, affirmative and negative covenants, events of default, guarantee arrangements, as described in the Commitment Letter. The Commitment Parties' obligations to provide the financing under the Backstop Facility are subject to the satisfaction of specified conditions.

The documentation governing the Backstop Facility has not been finalized, and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Amended Commitment Letter.

Non-GAAP Financial Measures
We believe that Adjusted EBITDA and Free Cash Flow are measures commonly used by investors to evaluate our performance and that of our competitors. We believe issuers of “high-yield” debt securities also present Adjusted EBITDA and the related ratio data because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We further believe that the disclosure of Adjusted EBITDA and Free Cash Flow is useful to investors, as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluate our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, some of the means by which our management team operates and evaluates our company. Adjusted EBITDA and Free Cash Flow are not presentations made in accordance with U.S. GAAP and our use of the terms Adjusted EBITDA and Free Cash Flow may vary from that of others in our industry. Adjusted EBITDA and Free Cash Flow should not be considered as alternatives to net income (loss), operating income (loss), revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity.
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
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net (loss) income, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Successor	Combined Predecessor & Successor	Predecessor
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation to Adjusted EBITDA
Net (loss) income	$(195)	$(50,436)	$92,619
Other expense, net	110,432	116,614	24,251
(Benefit from) provision for income taxes	(7,889)	(30,590)	52,728
Depreciation and amortization	177,320	198,881	75,869
Restructuring and management termination benefits (a)	2,361	6,207	1,962
Non-cash stock compensation (b)	7,068	8,365	12,937
Acquisition, integration and other expenses (c)	21,231	2,958	3,559
Carlyle transaction and merger expenses (d)	—	87,752	4,313
Management fee and related expenses (e)	3,142	3,697	—
Adjusted EBITDA	$313,470	$343,448	$268,238

(a)	Restructuring and management termination benefits expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented as follows:

•
In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.0 million in 2010 and an additional $0.3 million in 2011 for supplemental charges related to certain employee terminations.

•
In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1.3 million. In addition, effective July 1, 2011, our former Chief Executive Officer and President, Tony G. Holcombe, retired from the Company. In conjunction with his retirement, we incurred employee termination benefits of $1.1 million. In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million, and have incurred contract termination costs of $0.4 million, as of December 31, 2012, related to the exit of a leased facility.

•
In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we have incurred severance related costs of $1.8 million as of December 31, 2012.

(b)
Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within Merger expenses (see (e) below). Also see Note 4 to our Consolidated Financial Statements for additional discussion.

(c)	Reflects items associated with acquisition and integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(d)	Reflects items associated with the Transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.

(e)	Reflects management fees paid to Carlyle and related expenses.
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Successor	Combined Predecessor & Successor	Predecessor
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$201,335	$170,379	$182,845
Merger expenses	—	87,752	4,313
Less: non-cash stock compensation included in Merger expenses	—	(29,162)	—
Pre-Merger interest expense	—	10,219	—
Capital expenditures	(65,755)	(55,734)	(57,529)
Free Cash Flow	$135,580	$183,454	$129,629

Off-Balance Sheet Arrangements
We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $132.4 million and $129.8 million as of December 31, 2012 and December 31, 2011, respectively.
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

Contractual Obligations
The following table sets forth the schedule of future payments under certain existing contracts, including debt agreements, as of December 31, 2012.

		Payments Due by Period
		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(in thousands)
Long-term debt obligations including interest (1)	$2,022,437	$116,087	$201,542	$199,179	$1,505,629
Operating lease obligations (2)	23,292	8,691	11,028	3,299	274
Purchase and contractual obligations (3)	45,912	18,618	12,177	6,000	9,117
Capital lease obligations including interest (4)	8,263	3,943	4,320	—	—
Pension obligation (5)	2,006	30	96	291	1,589
Total (6)	$2,101,910	$147,369	$229,163	$208,769	$1,516,609

(1)
Based on an assumed interest rate on our New Senior Credit Facility of 3.75% plus LIBOR (subject to a floor assumed to be 1.25%) and the interest rate on the Senior Notes of 9.125%. Includes $14.6 million in ticking fees under the terms of the Commitment Letter in effect at December 31, 2012, assuming the MACH acquisition and related financing provided for under the Commitment Letter will close on May 31, 2013.

(2)
Reflects estimated property and equipment operating lease payments based on contractual rates. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying lease agreement.

(3)
Reflects purchase and contractual obligations for equipment and services. Certain of these obligations represent fees that we would incur if we were to cancel or terminate the underlying purchase agreement.

(4)	Reflects capital lease obligations for certain of our network equipment.

(5)	Reflects estimated obligations from a noncontributory defined benefit retirement plan associated with one of our foreign subsidiaries.

(6)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 15 to our Consolidated Financial Statements.

Effect of Inflation
Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2012, the periods January 1 through January 12, 2011 and January 13 through December 31, 2011 and the year ended December 31, 2010.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.
During the year ended December 31, 2012, we have not adopted, changed, or changed the application of any critical accounting policies from the year ended December 31, 2011 that have had a material impact on our financial statements.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") 605 - Revenue Recognition. Our revenues are generated through the sale of our Network, Messaging, Roaming and Other services to mobile operators and enterprise customers throughout the world. The majority of our revenues are generated on a per-transaction basis, primarily through long-term contracts typically averaging three years in duration. We also generate revenues through monthly recurring charges and customer implementation services.

For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.
See Note 2 to our Consolidated Financial Statements for a detailed discussion of our service offerings and revenue recognition.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, including property and equipment, capitalized software and intangible assets with finite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and modify our annual depreciation and/or amortization expense if it is determined that the useful life of an asset or group of assets is different than originally estimated.
If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds the sum of its estimated undiscounted future cash flows. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. We did not record any impairments of long-lived assets in 2012 or 2011.
Impairment of Goodwill
We evaluate goodwill for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of generally accepted accounting principles. Our evaluation of goodwill is measured by a two-step impairment test. In the first step we compare the fair value of our reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. We did not record any impairments of goodwill in 2012 or 2011.
Impairment of Indefinite-Lived Identifiable Intangible Assets
We evaluate our indefinite-lived identifiable intangible assets for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of generally accepted accounting principles. We compare the carrying amount of our indefinite-lived identifiable intangible assets with their fair value, and if the carrying amount exceeds fair value, we record an impairment loss. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary. We did not record any impairments of indefinite-lived identifiable intangible assets in 2012 or 2011.
Income Taxes
We are subject to income taxes in the United States as well as in several foreign jurisdictions. The determination of our provision for income taxes requires management's judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We believe our tax return positions are fully supportable; however, we establish liabilities for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Issues raised by a tax authority may be finally resolved at an amount different than the related liability. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these liabilities are adjusted through the provision for income taxes in the period of change.
Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. Our deferred tax assets include net accumulated foreign net operating losses (NOL's) of $11.7 million, net accumulated federal NOL's of  $6.5 million and net of accumulated state NOL's of $7.4 million. The foreign NOL's remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOL's in specific jurisdictions will expire if not utilized between tax years 2013 and 2032. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign  NOL's. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $11.4 million at December 31, 2012.  Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which is included in the ASC in Topic 350 “Intangibles—Goodwill and Other”. ASU 2012-02 permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If a greater than 50 percent likelihood exists that the indefinite-lived intangible asset is impaired then the quantitative impairment test, as described in Topic 350, must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any indefinite-lived intangible assets and proceed directly to performing the quantitative impairment test by comparing the fair value with the carrying amount as described in Topic 350. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for fiscal years beginning after December 15, 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our New Senior Credit Facility. Our New Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar floor. Under the Credit Agreement governing our New Senior Credit Facility, the Eurodollar rate floor was 1.25% and the base rate floor was 2.25% as of December 31, 2012. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2012, a one-eighth percent change in assumed interest rates on our New Senior Credit Facility would result in $1.2 million of additional interest expense during the next year.
Foreign Currency Market Risk
Although the majority of our operations are conducted in U.S. dollars, a portion of our foreign operations are conducted in Euros and Great British Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses are affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2012 would have increased or decreased our revenues and net loss by approximately $10.0 million and $4.6 million, respectively.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are included as a separate section of this Annual Report on Form 10-K. See Item 15 for an index to our “Consolidated Financial Statements” which are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM  9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2012. Based on the evaluation, as of December 31, 2012, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

ITEM 9B.           OTHER INFORMATION
Not applicable.

PART III

ITEM   10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 28, 2013:

Name	Age	Position
James A. Attwood, Jr.	54	Chairman of the Board of Directors
Tony G. Holcombe	57	Vice Chairman of the Board of Directors
Kevin L. Beebe	53	Director
Stephen C. Gray	54	Director
Mark J. Johnson	39	Director
Raymond A. Ranelli	65	Director
Jeffrey S. Gordon	52	Director, President and Chief Executive Officer
Laura E. Binion	56	Senior Vice President and General Counsel
Alfredo T. de Cárdenas	48	Chief Operating Officer
Scott A. Hatfield	48	Executive Vice President and Chief Technology Officer
Leigh M. Hennen	62	Chief Human Resources Officer
David W. Hitchcock	52	Executive Vice President, Chief Financial and Administrative Officer
Janet M. Roberts	57	Chief Marketing Officer
James A. Attwood, Jr. became a director of the Company in January 2011. He is a managing director of The Carlyle Group, a company he joined in 2000 and currently serves as the head of Carlyle's Telecommunications and Media team. Prior to joining The Carlyle Group, Mr. Attwood served as Executive Vice President for Strategy, Development and Planning at Verizon Communications, Inc. from 1996 to 2000. At Verizon (and GTE prior to that), Mr. Attwood was responsible for the oversight of all strategic planning, alliances, ventures, corporate strategy, development and M&A activities. Prior to joining GTE, Mr. Attwood served as an investment banker at Goldman, Sachs & Co. for 11 years, working in both the New York and Tokyo offices. Mr. Attwood graduated summa cum laude from Yale University in 1980 with a B.A. in applied mathematics and an M.A. in statistics. In 1985, he received both J.D. and M.B.A. degrees from Harvard University. Mr. Attwood serves as a member of the Boards of Directors of CoreSite Realty, Getty Images and The Nielsen Company. We believe Mr. Attwood's previous experiences in the telecommunications industry and his current responsibilities at The Carlyle Group, the Holdings' largest shareholder, qualifies Mr. Attwood to serve on the Board of Directors.
Tony G. Holcombe has served as a member of the Board of Directors of the Company since 2003 and served as the President and Chief Executive Officer of the Company from January 2006 until his retirement from management of the Company, effective July 1, 2011. Mr. Holcombe continues to serve as the Vice Chairman of the Board of Directors of the Company. From December 2003 to November 2005, Mr. Holcombe served in various executive positions at Web MD, including as President of its Emdeon Business Services segment (formerly known as WebMD Business Services) and as President of Web MD. From 2002 to 2003, Mr. Holcombe was Chief Executive Officer of Valutec Card Solutions. From 1997 to 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries, including Executive Vice President of Ceridian Corporation. Prior to joining Ceridian Corporation, from 1994 to 1997, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc. Mr. Holcombe serves on the Board of Directors of the Numerex Corporation. Mr. Holcombe holds a Bachelor of Arts degree from Georgia State University. We believe Mr. Holcombe's previous experience as Chief Executive Officer of the Company and his knowledge of the mobile telecommunications industry qualifies him to serve on the Board of Directors.
Kevin L. Beebe was elected as a director of the Company in January 2011. He has served since November 2007 as the President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic and operational advice to private equity clients and private and public companies. From 1998 to 2007, Mr. Beebe was Group President of Operations at Alltel Corporation, a telecommunications services company. Prior to joining Alltel, Mr. Beebe served as Executive Vice President of Operations at 360° Communications Co., a wireless communications company, from 1996 to 1998. Mr. Beebe also held numerous positions of increasing responsibility at Sprint Corporation, including Vice President of Operations, from 1984 to 1995. Mr. Beebe graduated with honors from Kutztown University in 1981 with a B.A. in economics and received his M.A. in economics from Bowling Green University in 1982. Mr. Beebe serves as a member of the Board of Directors of Skyworks Solutions, SBA

Communications, Sting Communications and Nextel International. We believe Mr. Beebe's previous experience in and knowledge of the mobile telecommunications industry, including his experience as a senior officer of several of the Company's largest customers, qualifies him to serve on the Board of Directors.
Stephen C. Gray was elected as a director of the Company in January 2011. He is the founder of Gray Venture Partners, LLC. Mr. Gray has served as Chairman of SecurityCoverage, Inc., a provider of personal security software and PC support services, since October 2005. He has also served as Chairman of ImOn Communications, LLC, a cable and telecommunications operator in Cedar Rapids, Iowa, since January 2007, as Chairman of HH Ventures, LLC (d/b/a, ReadyMobile, LLC) a prepaid wireless services provider, since August 2009, as Chairman of Involta, LLC, a provider of computer data storage centers, since December 2010, and as an Operating Executive to The Carlyle Group since December 2007. Mr. Gray currently serves as a director of CommScope, Inc., which is a Carlyle portfolio company, and until October 2010 served as a Director of Hawaiian Telecom Communications, Inc. From 1994 to 2004, Mr. Gray served as the President of McLeodUSA Incorporated. Mr. Gray joined McLeodUSA in 1992 as its Chief Operating Officer. Mr. Gray was also a member of the Board of Directors of McLeodUSA from 1992 to 2004 and a member of the Executive Committee from 2001 to 2004. From August 1990 to September 1992, Mr. Gray served as Vice President of Business Services at MCI Communications Corp., and from February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA, Inc. From September 1986 to February 1988, Mr. Gray held a variety of management positions with Williams Telecommunications Company. Mr. Gray is a graduate of the University of Tennessee. We believe Mr. Gray's current and prior service on numerous boards in the telecommunications industry and his experience as a senior executive officer of several companies qualifies him to serve on the Board of Directors.
Mark J. Johnson became a director of the Company in January 2011. He is a Principal in the U.S. Buyout Fund at The Carlyle Group where he is responsible for sourcing, executing and managing leveraged buyouts and growth equity investments in the communications sector globally. Prior to joining The Carlyle Group, Mr. Johnson was a member of the private equity team at the Blackstone Group where he executed private equity investments in an array of industries. Mr. Johnson has also worked at JH Whitney & Co., Level (3) Communications and Merrill Lynch. Mr. Johnson served as a member of the Obama '08 Telecommunications, Media & Technology Policy Group and both the Technology, Innovation and Government Reform (TIGR) and CFTC Agency Review transition teams. Mr. Johnson is a graduate of Princeton University and received his M.B.A. from the Harvard Business School. Mr. Johnson has served as a member of the Board of Directors of TRW Automotive Holdings, Insight Communications and the Governing Board of St. Albans School. We believe Mr. Johnson's previous experience in the private equity market as well as his current responsibilities at The Carlyle Group, the Holdings' largest shareholder, qualifies him to serve on the Board of Directors.
Raymond A. Ranelli was elected as a director of the Company in January 2011. He has served as a Senior Advisor to Welsh, Carson, Andersen and Stowe since 2009, where his responsibilities include ensuring best practices on Audit Committees. From 1981 to 2003, Mr. Ranelli was a partner at PricewaterhouseCoopers where he held several positions including Audit Partner, Transaction Services Partner, Managing Partner of the Washington D.C. Regional Offices and Vice Chairman and Global Leader of the Financial Advisory Services practice with operations in twenty countries. Mr. Ranelli serves as a member of the Board of Directors of United Surgical Partners International, United Vision Logistics, Ozburn-Hessey Logistics, LLC, K2M, Inc. and Peak10. We believe Mr. Ranelli's expertise in accounting and prior service on audit committees of other companies qualifies him to serve on the Board of Directors.
Jeffrey S. Gordon became our President and Chief Executive Officer and member of the Board of Directors on July 1, 2011, and previously served as our Chief Operating Officer since January 2011 and Chief Technology Officer since January 2008. Prior to joining Syniverse, commencing in 1997, he held a number of leadership positions at Convergys Corporation, most recently as Senior Vice President of Industry Solutions. Prior to Convergys, he served in a wide range of key technology positions at Bell Atlantic, IBM and General Electric. Mr. Gordon, who is the co-author of seven U.S. patents relating to systems architecture and wireless communications, earned his Bachelor's degree in Electrical Engineering, with honors, from Purdue University and is a graduate of the IBM Systems Research Institute. We believe that Mr. Gordon's previous experience at the Company and other telecommunications providers and his current role as Chief Executive Officer of the Company qualifies him to serve on the Board of Directors.
Laura E. Binion became our Senior Vice President and General Counsel in June 2008. Prior to joining Syniverse, Ms. Binion served as Executive Vice President and General Counsel of CheckFree Corporation, a position she held from 2001 to 2007. From 1986 to 2001, Ms. Binion held various positions in the legal departments of Verizon Wireless (or its predecessor companies-Contel Corporation, Contel Cellular, GTE Corporation and GTE Wireless), including General Counsel of Contel Cellular from 1991 to 1995 and Vice President and General Counsel of GTE Wireless from 1997 to 2000. Prior to joining Contel

Corporation in 1986, Ms. Binion was an associate at the law firms of Parker, Hudson, Rainer, Dobbs & Kelly and Kutak, Rock & Huie. Ms. Binion earned both a Bachelor's degree in Political Science and a Juris Doctor degree from the University of Georgia.
Alfredo T. de Cárdenas joined Syniverse in April 2008 and serves as Chief Operating Officer leading a unified organization that ensures Syniverse's solutions are aligned directly with the needs of its customers. In this role, he is responsible for the direction of Syniverse's roaming, messaging and network lines of business in addition to the company's global sales processes, methods, tools and global account coordination. He brought to Syniverse more than 20 years of experience in the global telecommunications industry. Before joining Syniverse, Mr. de Cárdenas was with Nortel Networks, most recently as general manager of converged multimedia networks. He also held a number of other key leadership roles since joining Nortel in 1992, including vice president positions in carrier support and operations, sales, marketing, customer care, and network operations as well as assignments in Colombia and Brazil. He began his career as a senior engineer for Southern Bell. Fluent in English and Spanish, and conversational in Portuguese, Mr. de Cárdenas earned his Bachelor's degree in industrial and systems engineering from Florida International University and his Master's of business administration degree from Nova Southeastern University.
Scott A. Hatfield joined the Company in November 2011 as our Chief Technology Officer. Prior to joining Syniverse, Mr. Hatfield headed the Cable and Satellite practice of Capgemini, LLC., a global provider of consulting, technology, outsourcing, and local professional services.  At Capgemini, LLC.,  Mr. Hatfield was responsible for all aspects of service to clients in the North American Cable industry and his duties included the conceptualization of service lines and products, penetration of new accounts, sales, resource management, and delivery of solutions.  Between 1996 and 2010 Mr. Hatfield served in a variety of roles of increasing responsibility for Cox Communications, Inc., a cable entertainment and broadband services provider, including as its Executive Vice President and Chief Technology Officer.  While at Cox Communications, Inc., Mr. Hatfield managed an IT and Technology organization of approximately 2000 resources, and was accountable for systems and network direction, investment, and operations.  Mr. Hatfield earned his Master's degree in Computer Science from Oakland University and his Bachelor's degree in Computer Science from Western Michigan University.
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
David W. Hitchcock became our Executive Vice President and Chief Financial Officer in June 2007, and on July 1, 2011, also became our Chief Administrative Officer. Prior to joining Syniverse, Mr. Hitchcock was Chief Financial Officer of North America for Alcatel-Lucent. Mr. Hitchcock has almost 20 years of experience in corporate finance, mainly with AT&T and Lucent Technologies. Commencing in 2003, he held a wide range of key financial leadership roles, including Corporate Controller for Lucent Technologies as well as Business Operations and Financial Vice President for Lucent Worldwide Services. Mr. Hitchcock earned both his Bachelor's degree in Accounting and Master's degree in Business Administration from Wake Forest University. He is a certified public accountant.
Janet M. Roberts joined Syniverse as Vice President of Corporate Communications & Marketing in September 2006 and currently serves as Chief Marketing Officer since January 2011. Prior to joining Syniverse, Ms. Roberts was the Vice President of Global Marketing & Communications for Telcordia Technologies from 2003 to 2006, Vice President of Global Marketing Communications for 360 Networks from 2000 to 2001 and Vice President of Marketing for De La Rue plc from 1996 to 1998. Prior to that, Ms. Roberts held various positions at AT&T for 11 years. Ms. Roberts earned both her Bachelor's degree in Liberal Arts and her Master's of Business Administration degree in Marketing from the University of Alabama.
Governance Matters
Selection of Directors
The Company has one shareholder who elects all of the members of the Board. The shareholder has selected Directors who have skills, experience and backgrounds that are relevant to the key strategic and operational issues that impact the Company. Directors are typically selected based upon their character, track record of accomplishment in leadership roles, as well as their professional and corporate expertise, skills and experience. There are no procedures pursuant to which anyone other than the shareholder may recommend nominees to the Company's Board.

Independence of Directors
Although the shares of the Company's stock are not publicly traded on any exchange, the Board continues to use the listing standards of the NYSE to determine whether or not the members of the Board are independent. Under these standards, the Board has determined that Messrs. Attwood, Johnson, Holcombe and Gordon are not independent directors.
Board Committees
The Board of Directors has established two standing committees-the Audit Committee and the Compensation Committee.
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
The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Stephen C. Gray. None of the members of the Compensation Committee was an officer or employee of the Company in 2012 or any time prior thereto. During 2012, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee, of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Code of Ethics
We have adopted a Code of Ethics that applies to all employees. A copy of our Code of Ethics is available on our website www.syniverse.com, under the heading “About”, “Code of Business Conduct” free of charge.
ITEM   11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (“CD&A”)
Compensation Philosophy and Objectives
The Company's compensation program for its executive officers is designed to motivate executives to achieve the business objectives of the Company, to reward them for their achievements and to attract and retain executive officers who contribute to the long-term success of the Company. The Company believes that its compensation program links pay to performance by basing a significant portion of our executives' compensation on the achievement of both annual and long-term goals and objectives.
Our philosophy is to provide competitive base compensation to attract and retain personnel, while offering additional incentives to achieve short-term and longer-term financial performance goals and to maximize long-term value for our shareholders. Our compensation program provides us the flexibility to allocate between short-term and long-term compensation and between cash and equity-based compensation. We provide annual cash bonuses which reward executive performance against short-term goals and stock option awards which align executive pay with long-term gains in shareholder value and long-term financial performance results.
The primary objectives of our 2012 compensation program are:

•	to attract and retain the best possible executive talent;

•	to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and

•	to align executive officers' incentives with increases in shareholder value and the achievement of corporate objectives.
The compensation of our named executive officers, which we refer to as NEOs, was determined by the Compensation Committee, which considered the following factors in making its determination:

•	performance against corporate objectives for the year;

•	value of an individual's unique skills and capabilities to support our objectives; and

•	contribution as a member of the executive management team.

The Compensation Committee also seeks to provide compensation that is competitive in the marketplace and aligned with our performance.  The Company periodically reviews compensation surveys to obtain market pay data for comparable companies including the 2012 Mercer US Executive Remuneration Suite, 2012 IPAS Global Technology Survey, 2012 Radford Technology Survey, and 2012 Radford Sales Survey.  In using these studies, we review comparable local data for base salary, bonus and long term compensation and target compensation for our executive officers between the 50th and 75th percentile of the market data available in these surveys for comparably-sized organizations with revenues generally falling within a range of 50% to 200% of the Company's revenues.  We believe this is an appropriate target compensation level in that it allows the Company to recruit highly qualified and experienced executive talent from comparable or larger-sized organizations, many of which provide higher levels of pay, and allows the Company to recruit and retain executives around the world as necessary for its global operations.

Our NEOs for 2012 are Mr. Jeffrey S. Gordon, our Chief Executive Officer; Mr. David W. Hitchcock, Chief Financial and Administrative Officer; Mr. Alfredo T. de Cárdenas, Chief Operating Officer; Mr. Scott A. Hatfield, Chief Technology Officer; and Ms. Laura E. Binion, Senior Vice President and General Counsel.
Oversight of Compensation Program
The Compensation Committee of our Board of Directors administers the compensation policies for the Company's executive officers and directors. The Compensation Committee is also responsible for approving the equity compensation of executive officers under the Company's long-term equity incentive plan. The Compensation Committee reviewed and approved all components of compensation of our Chief Executive Officer and each other NEO, including salary, bonus, and long-term equity incentive compensation, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits, and the amounts payable under several potential severance and change-in-control scenarios. The Compensation Committee reviews and approves the compensation of our NEOs with input from our Chief Executive Officer and Chief Human Resources Officer for executive officers other than themselves. The Chief Executive Officer and Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the comparative data as described above. The Chief Executive Officer and Chief Human Resources Officer do not participate in the discussions or decisions regarding their own compensation.
Executive Compensation Programs
In 2012, our executive officer compensation consisted of three components:

•	base salary;

•	annual incentive compensation; and

•	long-term equity incentive compensation.
Each of these elements is discussed in more detail below.
Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. Mr. Gordon's present base salary was set at $500,000 at the time that he was named President and Chief Executive Officer of the Company in July 2011. At the same time Mr. Hitchcock was promoted to Chief Financial and Administrative Officer and Mr. de Cárdenas was promoted to President of Global Sales and Customer Support and their base salaries were each set at $420,000. The Compensation Committee believes that these salaries are appropriate due to the increased responsibilities of each of these executives and in recognition of the importance of these executives' continued employment with the Company. Mr. Hatfield's salary was set at $400,000 at the time he joined the Company as Chief Technology Officer in November 2011. The Compensation Committee believes Mr. Hatfield's base salary is appropriate based on comparative data, the compensation of Mr. Hatfield's peers within the Company and Mr. Hatfield's contribution to the Company. The base salaries for Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield remained unchanged for 2012. In February 2012 Ms. Binion's compensation was increased from $295,000 to $310,000 based upon the annual review of competitive benchmark data for all senior level executives.
Annual Incentive Compensation.    The purpose of the annual incentive plan is to focus executives and other management employees on key goals in support of our annual business plan and reinforce a results-oriented management culture by providing opportunities to earn cash incentive awards based on the financial results of the Company. For each individual, the annual incentive is calculated by using a combination of factors, including individual annual percentage award opportunities, corporate financial measurements and weightings, performance goals, in the discretion of the Compensation Committee, an individual performance adjustment based on the Company's progress with respect to strategic objectives. Each of these factors is discussed below.
First, each eligible employee, including each NEO, is assigned a target annual incentive award opportunity which is reflected as a percentage of his or her base salary. For 2012, Mr. Gordon's target annual award opportunity remained unchanged and was 100% of his base salary. The target annual reward opportunity for Mr. Hitchcock and Mr. de Cárdenas also remained unchanged in 2012 and was 75% of their base salaries. Mr. Hatfield's target annual incentive award opportunity was set in November 2011 when he joined the Company at 70% of his base salary. Ms. Binion's target annual award opportunity was increased from 50% to 60% of her base salary in February 2012 when the Compensation Committee created a new level of senior vice presidents. The target annual incentive award opportunities are set by the Compensation Committee and are believed to be appropriate in light of the responsibilities of each of these executives.
Second, the Compensation Committee chooses certain corporate financial measures which it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive payout. For 2012, the Compensation Committee selected the following measures and weightings for determining annual incentive awards for the NEOs.

Financial Measure	Weighting
Syniverse consolidated Revenues	30%
Syniverse consolidated Adjusted EBITDA	40%
Syniverse consolidated Free Cash Flow	20%
Syniverse new business revenue	10%
The Compensation Committee chose these financial measures because it believes they provide a balanced, comprehensive measurement of the Company's overall financial performance, and focused executives and other plan participants on profitable growth. These are the same financial measures the Compensation Committee chose for 2011.
Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they were determined using straight-line interpolation). In 2012, the goals established by the Compensation Committee were as follows:

Financial Measure*	Threshold	Target	Superior
Syniverse consolidated Revenues	$ 705 million	$ 745 million	$ 780 million
Syniverse consolidated Adjusted EBITDA	$ 284 million	$ 316 million	$ 348 million
Syniverse consolidated Free Cash Flow	$ 105 million	$ 110 million	$ 115 million
Syniverse new business revenue	$ 35 million	$ 48 million	$ 50 million
*For purposes of determining whether these targets were achieved, Adjusted EBITDA and Free Cash Flow are considered non-GAAP financial measures. See “Non-GAAP Financial Measures” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this filing for a reconciliation of these non-GAAP financial measures to the most directly comparable financial measure presented in accordance with GAAP and the reasons management believes the presentation of these non-GAAP financial measures provide useful information.
For all NEOs, if the Company's financial performance reaches the threshold goal, then the percentage of the annual incentive cash award attributable to that financial measure is calculated at 50% of the individual's annual target incentive. If the Company's financial performance reaches the target goal, the percentage is 100%, and if the Company's financial performance reaches the superior goal, the percentage is 150% of the target award opportunity. The table below sets forth the percentage of each NEO's base salary payable upon the Company achieving the financial performance goals described above.

	Threshold	Target	Superior
Jeffrey S. Gordon	50.00%	100.00%	150.00%
David W. Hitchcock	37.50%	75.00%	112.50%
Alfredo T. de Cárdenas	37.50%	75.00%	112.50%
Scott A. Hatfield	35.00%	70.00%	105.00%
Laura E. Binion	30.00%	60.00%	90.00%
Fourth, in 2012, the Compensation Committee changed the annual incentive plan to specifically allow it to increase or decrease annual incentive awards within a range of 80% to 120% of the originally calculated amounts based on the Company's progress on certain strategic objectives or other factors the Committee deems appropriate. This strategic initiative adjustment can be applied by the Committee on either an individual or group-wide basis and is applicable to all executives at the level of senior vice president or above. In 2012 the Compensation Committee decided to apply an overall strategic multiplier of 115% based on the Company's overall progress toward its strategic goals. In addition, the Compensation Committee decided that the 115% strategic multiplier should be adjusted upward or downward with respect to each individual's bonus based upon that individual's contribution to the Company's strategic goals. Specifically, the Compensation Committee determined that Mr. Gordon's individual strategic multiplier should be 115% based upon his overall strategic contribution to the Company. The Compensation Committee, upon Mr. Gordon's recommendation, also approved strategic multipliers of 115%, 110%, 110% and 120%, respectively, for Messrs. Hitchcock, de Cárdenas, Hatfield and Ms. Binion. Mr. Hitchcock's strategic multiplier was based upon his overall strategic contribution to the Company. Mr. de Cárdenas' strategic multiplier was based upon his contribution to the Company's strategy regarding penetration of its largest customer accounts. Mr. Hatfield's strategic multiplier was based upon his contribution to the Company's strategy regarding automation of its processes. Ms. Binion's strategic multiplier was based upon her contribution to the proposed MACH acquisition.
The annual incentive award may be decreased to 0% if the employee's individual performance is rated as "unsatisfactory." The Compensation Committee may also apply discretion to the final determination of any incentive payment for situations where unanticipated events would either unduly reward or unduly deprive participants of just rewards based upon factors beyond their control. In 2012, the Compensation Committee did not use this discretionary authority to adjust the incentive payouts for any of our NEOs.
In 2012, the Company achieved successful financial results as compared to the annual incentive plan performance goals. Revenues and Adjusted EBITDA were slightly below the target goals; Free Cash Flow exceeded the superior goal and New Business Revenue did not meet the threshold goal. Based on these results and the individual strategic multiplier, the Compensation Committee of the Board of Directors approved the following bonuses for the fiscal year 2012.

	2012 Annual Incentive Plan Award	% of Base Salary
Jeffrey S. Gordon	$578,163	115.63%
David W. Hitchcock	$364,242	86.72%
Alfredo T. de Cárdenas	$348,406	82.95%
Scott A. Hatfield	$309,694	77.42%
Laura E. Binion	$224,428	72.40%
Long-Term Equity Incentive Plan. In April 2011, Holdings, the sole shareholder of the Company, adopted the 2011 Equity Incentive Plan of Buccaneer Holdings, Inc., or the “2011 Plan.” Under the 2011 Plan, directors, employees and consultants of Holdings and its subsidiaries, including the Company, may be granted options to purchase the common stock of Holdings or may be granted an offer to purchase common stock of Holdings. The purposes of the 2011 Plan are (i) to further the growth, development and financial success of the Company by providing additional incentives to employees, consultants and directors who are given responsibility for the management or administration of the Company's business affairs; and (ii) to enable the Company to obtain and retain the services of the type of professional, technical and managerial employees, consultants and directors considered essential to the long-range success of the Company, in both cases by providing these individuals with an opportunity to become owners of the common stock of the Company's parent thereby allowing them to benefit directly from the growth, development and financial success of the Company. The Compensation Committee believes the 2011 Plan accomplishes these purposes by fostering a partnership between the shareholder and management to promote a corporate culture in which managers act and think as shareholders in evaluating strategic and day-to-day decisions and by providing managers with the opportunity to share in the value creation of the Company.
In April 2011, the Compensation Committee granted 666,667 stock options to each of Messrs. Gordon, Hitchcock and de Cárdenas and 133,333 stock options to Ms. Binion. The stock options have both service- and performance-based vesting conditions. The options vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year 2011 through 2015, based on continuous service of the employee and 5% of the options (the “performance based options”) vesting on a date on or within 90 days following December 31 of each calendar year 2011 through 2015 if, as of such date, the Compensation Committee has determined that the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year. If the Adjusted EBITDA as of the end of any calendar year 2011 through 2015 is less than the applicable Adjusted EBITDA Target with respect to such year, that portion of the option that was subject to vesting with respect to such year will become vested on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.
The Compensation Committee chose Adjusted EBITDA as the performance metric for the stock options because it believes such metric provides a balanced, comprehensive measurement of the Company's overall financial performance, and focused executives and other plan participants on profitable growth. The goals established by the Compensation Committee were intended to be challenging but achievable based upon the Company's strategic plan. The 2011 Adjusted EBITDA Target was achieved and the Compensation Committee approved the vesting of the 2011 performance-based options in April 2012 effective as of March 31, 2012. The 2012 Adjusted EBITDA Target was not achieved. However, the Company delivered 98.6% of the Adjusted EBITDA Target for 2012, significantly exceeded the 2 year cumulative Adjusted EBITDA target and made significant progress on its strategic objectives. As a result, the Compensation Committee, in its discretion, approved the vesting of the 2012 performance-based options in February 2013.
In connection with their promotions in July 2011, the Compensation Committee granted Messrs. Gordon, Hitchcock, and de Cárdenas 400,000, 133,333 and 133,333 additional options, respectively. These options have the same vesting schedule as the April 2011 grants discussed above.
On January 23, 2012 the Compensation Committee granted Mr. Hatfield 400,000 options. The options vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year 2012 through 2016, based on continuous service of the employee and 5% of the options vesting on a date on or within 90 days following December 31 of each calendar year 2012 through 2016 if, as of such date, the Compensation Committee has determined that the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year. As noted above, the Compensation Committee approved the vesting of the 2012 performance-based options in February 2013.
Other Compensation. We do not currently provide a pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives or employees. In 2012, the NEOs participated in the employee benefit plans provided to all employees which included the following:

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

Employment Agreements
In May 2011, the Company entered into new employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas. Each of the employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas were amended June 3, 2011, to reflect these executives' promotions. On October 28, 2011 the Company entered into an employment agreement with Mr. Hatfield. The Compensation Committee believes these agreements are appropriate because they help the Company retain these talented executives. Ms. Binion does not have an employment agreement; however, she is entitled to certain severance benefits pursuant to letter agreements with the Company. For a description of the material terms of the employment agreements, the severance benefits available under such agreements, and the severance benefits available to Ms. Binion pursuant to her letter agreements, see the “Material Terms of Employment Agreements” following “Executive Compensation-Grants of 2012 Plan-Based Awards,” and “Executive Compensation-Potential Payments Upon Termination of Employment or Change in Control.”
Compensation Committee Report
The members of the Company's Compensation Committee reviewed and discussed the above CD&A with management of the Company and, based on that review and discussion, recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

By the Company’s Compensation Committee
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Stephen C. Gray
Compensation Committee Interlocks and Insider Participation
As of December 31, 2012, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Stephen C. Gray. None of the members of our Compensation Committee was an officer or employee of the Company in 2012 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($) (5)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($)(7)(8)	Total ($)
Jeffrey S. Gordon	2012	500,000		—	—	578,163	12,500	1,090,663
President and Chief Executive Officer	2011	439,346		—	6,020,469	607,057	3,264,332	10,331,204
	2010	358,077		—	448,927	371,964	12,250	1,191,218

David W. Hitchcock	2012	420,000		—	—	364,242	12,500	796,742
Executive Vice President, Chief Financial and Administrative Officer	2011	406,231		—	4,529,133	434,432	3,018,698	8,388,494
	2010	376,923		—	464,402	397,243	12,250	1,250,818

Alfredo T. de Cárdenas	2012	426,664	(3)	—	—	348,406	12,500	787,570
Chief Operating Officer	2011	403,808		—	4,529,133	434,432	2,396,862	7,764,235
	2010	368,846		—	313,955	301,427	12,250	996,478

Scott A. Hatfield (1)	2012	400,000		—	2,368,120	309,694	12,500	3,090,314
Executive Vice President and Chief Technology Officer	2011	—		—	—	—	—	—
	2010	—		—	—	—	—	—

Laura E. Binion (2)	2012	311,418	(4)	—	—	224,428	12,500	548,346
Senior Vice President and General Counsel	2011	294,250		—	756,691	209,844	1,221,934	2,482,719
	2010	—		—	—	—	—	—

(1)	Mr. Hatfield was not a named executive officer in 2011 or 2010.

(2)	Ms. Binion was not a named executive officer in 2010.

(3)	Includes vacation payout of $6,663.

(4)	Includes vacation payout of $5,659.

(5)
Reflects the grant date fair value of stock and option awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 11 to our audited consolidated financial statements for the fiscal year ended December 31, 2012. The grant date fair value of the performance-based restricted stock awards granted in 2010 is computed based upon the probable outcome of the applicable performance conditions as of the date of grant, which was $0 for 2010. The following table discloses the grant date fair value of the performance-based restricted stock awards granted during 2010 assuming that the highest level of performance conditions was achieved. Mr. Hatfield and Ms. Binion are excluded from the table below because they were not named executive officers in 2010.

Maximum Grant Date Fair Value of
Named Executive Officer	Performance-Based Restricted Stock Awards for 2010
Mr. Gordon	191,638
Mr. Hitchcock	191,638
Mr. de Cárdenas	131,423

(6)	Reflects the annual non-equity incentive bonuses earned during the applicable year.

(7)	Reflects the 401(k) Core and Company Match contributions in All Other Compensation columns for 2012 and 2010.

(8)	The following table reflects the items that are included in the All Other Compensation column for 2011.

	401(k) Contribution ($)	Restricted Stock Acceleration ($) (a)	Stock Option Acceleration ($) (b)	Total All Other Compensation ($)
Mr. Gordon	12,250	1,559,610	1,692,472	3,264,332
Mr. Hitchcock	12,250	1,559,610	1,446,838	3,018,698
Mr. de Cárdenas	12,250	1,303,240	1,081,372	2,396,862
Ms. Binion	12,250	739,660	470,024	1,221,934

(a)
Reflects the value of the acceleration of vesting of option awards in connection with the Merger, calculated based on the number of unvested option awards outstanding on January 13, 2011, the closing date of the Merger, multiplied by $31.00, the per share Merger consideration.

(b)
Reflects the value of the acceleration of vesting of option awards in connection with the Merger, calculated based on the number of unvested option awards outstanding on January 13, 2011, the closing date of the Merger, multiplied by the difference between $31.00, the per share merger consideration, and the applicable exercise price of the option award.

2012 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Board Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Mr. Gordon			250,000	500,000	750,000

Mr. Hitchcock			157,500	315,000	472,500

Mr. de Cárdenas			157,500	315,000	472,500

Mr. Hatfield			140,000	280,000	420,000
	1/23/2012	1/23/2012					100,000		300,000	$11.00	1,776,090

Ms. Binion			93,000	186,000	279,000

(1)
Represents potential threshold, target and maximum payout opportunities under the annual incentive plan excluding strategic initiative multipliers. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects option awards with performance-based vesting requirements.

(3)	Reflects option awards with service-based vesting requirements.

(4)	The exercise price is the fair market value of Holdings common stock on the grant date.

(5)
Reflects the grant date fair value of the option awards, determined in accordance with applicable share-based compensation accounting guidance. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 11 to our audited consolidated financial statements for the fiscal year ended December 31, 2012, included in our Form 10-K filed with the SEC.

Material Terms of Employment Agreements
The employment agreements with Messrs. Gordon, Hitchcock and de Cárdenas have an initial term of three years, ending on May 3, 2014. Mr. Hatfield's employment agreement has an initial term of three years, ending on November 14, 2014. The terms of each of these agreements automatically will extend for additional one-year periods unless either party gives prior notice of non-renewal.  The agreements, as amended, provide for the base salaries and target annual incentive opportunities discussed above in the Compensation Discussion & Analysis. Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield's salaries may be increased (but not decreased) in the sole discretion of the Compensation Committee. Each of Messrs. Gordon, Hitchcock and de Cárdenas is entitled to be reimbursed up to $5,000 for attorneys' fees incurred in connection with the review of the employment agreement. Additionally, Mr. Gordon is entitled to have his dues and fees related to his membership in his country club reimbursed, as well as first-class air travel domestically and business-class air travel internationally reimbursed if he is traveling on business. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control of the Company, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control of the Company or the termination of their employment as of December 31, 2012, see “Executive Compensation-Potential Payments Upon Termination of Employment or Change in Control.”
Outstanding Equity Awards at 2012 Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Mr. Gordon	233,333	300,000	(1)	133,334	(5)	10.00	04/06/21
	140,000	180,000	(2)	80,000	(5)	10.00	07/01/21

Mr. Hitchcock	233,333	300,000	(1)	133,334	(5)	10.00	04/06/21
	46,667	60,000	(4)	26,666	(5)	10.00	07/01/21

Mr. de Cárdenas	233,333	300,000	(1)	133,334	(5)	10.00	04/06/21
	46,667	60,000	(4)	26,666	(5)	10.00	07/01/21

Mr. Hatfield	60,000	240,000	(3)	100,000	(6)	11.00	01/23/22

Ms. Binion	46,667	60,000	(4)	26,666	(5)	10.00	04/06/21

(1)	100,000 options vest on each of December 31, 2013, December 31, 2014, and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(2)	60,000 options vest on each of December 31, 2013, December 31, 2014 and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(3)	60,000 options vest on each of December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016, provided that the executive remains in continuous service on each applicable vesting date.

(4)	20,000 options vest on each of December 31, 2013, December 31, 2014, and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

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

(6)
The options will become vested and exercisable in five equal and cumulative installments, provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met as follows: (i) an installment consisting of 5% of the options will become vested and exercisable on a date on or within 90 days following December 31 of each calendar year 2012 through 2016 if, as of such date, the Compensation Committee has determined that the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year; and (ii) if the EBITDA as of the end of any calendar year 2012 through 2016 is less than the applicable EBITDA Target with respect to such year, that portion of the options that was subject to vesting and exercisability pursuant to (i) above with respect to such year will become vested and exercisable on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.

 2012 Option Exercises and Stock Vested
None of our NEOs exercised stock options during 2012.
Pension Benefits
None of our NEOs were covered by a pension plan during 2012.
Potential Payments Upon Termination of Employment or Change in Control
Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield
Each of the employment agreements with Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. In the case of Messrs. Gordon, Hitchcock and de Cárdenas, the executive will be entitled to receive severance benefits if (i) the executive's employment is terminated without cause, (ii) the executive resigns for good reason, (iii) the executive's employment terminates by reason of the Company's non-renewal of the agreement, (iv) the executive's employment terminates by reason of his death or disability, or (v) the executive's employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement (collectively referred to herein as a “Qualifying Termination.”) In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus, payable at such time as the bonus would have been paid absent the executive's termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, a portion of the executive's stock options granted on April 6, 2011 and July 1, 2011, will become vested and exercisable, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on May 3, 2011 and ending on December 30, 2011, 20% of the time-vesting option (15% of the option) will automatically become vested and exercisable

•
if the date of termination occurs during the period beginning on December 31, 2011 and ending on December 30, 2012, 40% of the time-vesting option (30% of the option) will automatically become vested and exercisable

•
if the date of termination occurs during the period beginning on December 31, 2012 and ending on December 30, 2013, 70% of the time-vesting option (52.5% of the option) will automatically become vested and exercisable

•
if the date of termination occurs during the period beginning on December 31, 2013 and ending on December 30, 2014, 90% of the time-vesting option (67.5% of the option) will automatically become vested and exercisable

•
if the date of termination occurs during the period beginning on December 31, 2014 and ending on December 30, 2015, 100% of the time-vesting option (75% of the option) will automatically become vested and exercisable

Pursuant to Mr. Hatfield's employment agreement, he will be entitled to receive severance benefits if (i) his employment is terminated without cause, (ii) he resigns for good reason, (iii) his employment terminates by reason of the Company's non-renewal of the agreement, or (iv) his employment terminates by reason of his death or disability (collectively referred to herein as a “Qualifying Termination.”) In each such case, Mr. Hatfield will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to a pro rata portion of his target bonus, payable at such time as the bonus would have been paid absent the executive's termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months.
For purposes of Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield's employment agreements, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive's covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means requiring the executive to relocate outside of a 50 mile radius from the executive's current employment location; assigning the executive duties which, in the aggregate, represent a material diminution in executive's title, authority or responsibilities; reducing the base salary of the executive; materially reducing, in the aggregate, the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; or in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement.
Each of the employment agreements with Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield contains noncompetition, employee nonsolicitation and customer nonsolicitation covenants that apply during the executive's employment and for one year thereafter. The term of these restrictive covenants will be extended for any period in which the restrictive covenants are breached. Each of the employment agreements also contains covenants regarding confidentiality, ownership of property and non-disparagement.
In addition, Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield's employment agreements provide that the executives' unvested stock options will become immediately vested upon a change in control of Holdings, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield's employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of the Company possessing the voting power to elect a majority of the Board (whether by merger, consolidation, reorganization, combination, sale or transfer of the Company's equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of the Company's assets determined on a consolidated basis.
Ms. Binion
Pursuant to her letter agreement with the Company, if Ms. Binion's employment is terminated without cause (referred to herein as a “Qualifying Termination”), the executive will be entitled to a severance payment equal to one times her then-current base salary, payable in installments over one year. Pursuant to her stock option agreements, Ms. Binion's stock options will become fully vested and exercisable if her employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of Ms. Binion's stock option agreements, “Cause” generally means the failure to substantially perform the executive's duties; failure to carry out, or comply with any lawful and reasonable directive of the Board or the executive's immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offense or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company's premises or while performing the executive's duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct, or breach of fiduciary duty against the Company. For purposes of Ms. Binion's stock option agreements, “Change in Control” has the same meaning as provided above for Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield.
Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control.
The following table below shows the estimated value of benefits to Messrs. Gordon, Hitchcock, de Cárdenas and Hatfield, and Ms. Binion if their employment had been terminated under the various circumstances described below as of December 31, 2012, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2012.

	Qualifying Termination (Not in Connection with a Change in Control) ($)	Qualifying Termination (Following or In Connection with a Change in Control) ($)	Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($)	Change in Control (Absent Termination)
Mr. Gordon
Salary (1)	500,000	500,000	—	—
Bonus (2)	500,000	500,000	—	—
COBRA Premium (3)	18,060	18,060	—	—
Value of Unvested Options (4)(7)	360,000	1,040,000	—	1,040,000
TOTAL	1,378,060	2,058,060	—	1,040,000
Mr. Hitchcock
Salary (1)	420,000	420,000	—	—
Bonus (2)	315,000	315,000	—	—
COBRA Premium (3)	16,414	16,414	—	—
Value of Unvested Options (4)(7)	270,000	780,000	—	780,000
TOTAL	1,021,414	1,531,414	—	780,000
Mr. de Cárdenas
Salary (1)	420,000	420,000	—	—
Bonus (2)	315,000	315,000	—	—
COBRA Premium (3)	18,060	18,060	—	—
Value of Unvested Options (4)(7)	270,000	780,000	—	780,000
TOTAL	1,023,060	1,533,060	—	780,000
Mr. Hatfield
Salary (1)	400,000	400,000	—	—
Bonus (2)	280,000	280,000	—	—
COBRA Premium (3)	17,891	17,891	—	—
Value of Unvested Options (5)(7)	—	170,000	—	170,000
TOTAL	697,891	867,891	—	170,000
Ms. Binion
Salary (1)	310,000	310,000	—	—
Bonus	—	—	—	—
COBRA Premium	—	—	—	—
Value of Unvested Options (6)(7)	—	130,000	—	—
TOTAL	310,000	440,000	—	—

(1)	Reflects the executive's base salary as of December 31, 2012 which amount would be payable in installments over one year.

(2)	Reflects 100% of the executive’s 2012 target bonus as of December 31, 2012, payable at such time as the bonus would have been paid absent the executive's termination of employment.

(3)	Represents an estimated value, based on current rates, for payment of the employee-portion of any COBRA premiums for 12 months.

(4)
Pursuant to the executive's employment agreements, if the executive's date of termination occurs during the period beginning on December 31, 2012 and ending on December 30, 2013, 70% of the time-vesting options (52.5% of the options) granted on April 6, 2011 and July 1, 2011, will automatically become vested and exercisable. In addition, upon the occurrence of a change in control, all of the executives' stock options automatically become vested and exercisable.

(5)	Pursuant to the executive's employment agreement, upon the occurrence of a change in control, all of the executives' stock options automatically become vested and exercisable.

(6)
Pursuant to the executive's stock option agreement, if the executive's employment is terminated within the 12-month period immediately following a change in control, all of the executives' stock options automatically become vested and exercisable.

(7)
For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2012 ($11.50) and the exercise price of the unvested option.

2012 Director Compensation
 In 2012, each independent director, and Mr. Holcombe, received an annual retainer of $60,000. The Chairman of the Audit Committee received an additional $15,000 and each non-Chair member of the Audit Committee and the Compensation Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of common stock of Holdings. In 2012, Mr. Ranelli made such an election with respect to $37,500 of his cash fees and accordingly, received 3,409 shares of common stock of Holdings. In addition, on April 6, 2011, Messrs. Ranelli, Beebe and Gray received a one-time grant of 30,000 stock options of Holdings, which stock options have a $10.00 exercise price and vest in five equal annual installments beginning on the one-year anniversary of the date of grant. On April 6, 2011 Mr. Holcombe, as President and Chief Executive Officer of the Company, received a one-time grant of 1,333,333 stock options of Holdings, 75% of which vested in five equal annual installments beginning on December 31, 2011 (“time based options”) and 25% of which vested in five equal annual installments beginning on December 31, 2011 depending upon the financial performance of the Company. On July 1, 2011, Mr. Holcombe, in connection with his retirement, forfeited all but 50,000 of his time based options which have an exercise price of $10.00.
The following table provides information about the compensation earned by members of the Board of Directors during 2012.
2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		All Other Compensation		Total ($)
James A. Attwood, Jr.	—		—		—
Tony G. Holcombe	60,000		87,500	(1)	147,500
Kevin L. Beebe	67,500		—		67,500
Stephen C. Gray	75,000		—		75,000
Mark J. Johnson	—		—		—
Raymond A. Ranelli	75,000	(2)	—		75,000

(1)	Reflects consulting fees paid to Mr. Holcombe pursuant to the terms of his consulting agreements with the Company.

(2)
Mr. Ranelli was eligible to receive $75,000 in cash fees. He elected to receive $37,500 in the form of shares of common stock of Holdings. Accordingly, he received 3,409 shares of common stock of Holdings.

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
The following table sets forth the number of shares of Holdings' common stock beneficially owned as of February 28, 2013 by: (i) each shareholder who is known to own beneficially more than 5% of our common stock; (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table set forth above under Item 11, “Executive Compensation,” and (iv) the current directors and executive officers as a group:

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Funds Affiliated with The Carlyle Group(1)	120,000,000	97.3%

Directors
James A. Attwood, Jr.	—	*
Tony G. Holcombe (2)	70,000	*
Kevin L. Beebe (3)	112,000	*
Stephen C. Gray (4)	22,000	*
Mark J. Johnson	—	*
Raymond A. Ranelli (5)	32,409	*

Named Executive Officers
Jeffrey S. Gordon (6)	446,667	*
David W. Hitchcock (7)	320,000	*
Alfredo T. de Cárdenas (8)	330,000	*
Scott A. Hatfield (9)	80,000	*
Laura E. Binion (10)	53,333	*
All executive officers and directors as a group (13 persons)	1,598,075	1.3%
Total	123,338,479

*	Less than 1%

(1)	Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P. and Syniverse Coinvestment, L.P.

(2)	Includes 50,000 shares owned and 20,000 options vested.

(3)	Includes 100,000 shares owned, 6,000 options vested and 6,000 options vesting within 60 days of February 28, 2013.

(4)	Includes 10,000 shares owned, 6,000 options vested and 6,000 options vesting within 60 days of February 28, 2013.

(5)	Includes 20,409 shares owned, 6,000 options vested and 6,000 options vesting within 60 days of February 28, 2013.

(6)	Mr. Gordon also serves as a director of the Company. Includes 20,000 shares owned and 426,667 options vested.

(7)	Includes 320,000 options vested.

(8)	Includes 10,000 shares owned and 320,000 options vested.

(9)	Includes 80,000 options vested.

(10)	Includes 53,333 options vested.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2012. However, the following table provides information as of December 31, 2012, about the securities of Holdings, our parent, that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	8,150,003	10.21	803,255
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	8,150,003	10.21	803,255
___________________

(1)	2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (“BHI Plan”).

(2)	Reflects options outstanding under the BHI Plan as of December 31, 2012. Excludes 338,409 shares purchased by certain members of management and the Board.

(3)	All of such shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
Consulting Agreement with Carlyle
On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3.0 million, reimburse its out-of-pocket expenses and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee of $30.0 million on the effective date of the Merger. In 2012, the Company reimbursed Carlyle for expenses totaling $142,397.24 under the agreement.
Consulting Agreement with Mr. Tony G. Holcombe
On June 15, 2011, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company during the time period beginning July 1, 2011 and ending June 30, 2012 and agreed to pay Mr. Holcombe $150,000 for these services in equal monthly increments. On December 1, 2012, we entered into a separate consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company in connection with a special project for a fee of $12,500 per month. The consulting agreement is effective December 1, 2012 and terminates upon either party providing the other party with 30 days' notice of termination.
Employment Agreements
See “Executive Compensation - Compensation Discussion and Analysis - Employment Agreements,” for a description of the employment agreements with our named executive officers.
Director Independence
Information on independence of our Board is included above under Item 10, “Directors, Executive Officers and Corporate Governance-Independence of Board Members.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit and other services rendered by our independent registered certified public accountants, Ernst & Young LLP, for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees (1)	$1,310,111	$1,412,700
Audit-related fees (2)	1,389,735	466,313
Tax fees (3)	—	170,000
All other (4)	1,930	32,237
Total fees	$2,701,776	$2,081,250
____________________

(1)
Audit fees include fees for our fiscal year-end audit, review of financial statements included in our Form 10-Q Quarterly Reports, services related to the Merger for 2011 and also services related to the registration statement incurred in 2011 and services that are normally provided by the independent registered certified public accounting firm in connection with regulatory filings for those fiscal years.

(2)	Audit-related fees include fees for due diligence performed in connection with proposed acquisitions and internal control attestation services.

(3)	Tax fees include fees for tax advice and tax planning services.

(4)	All other includes fees for the independent registered certified public accountants subscription-based research service in 2012 and 2011, and an operations-based consulting analysis in 2011.
Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants
The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the Chief Financial Officer or a member of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountants in accordance with this pre-approval policy. During fiscal year 2012 and 2011, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Index to Consolidated Financial Statements	76
		Report of Independent Registered Certified Public Accounting Firm	76
		Consolidated Balance Sheets	77
		Consolidated Statements of Operations	78
		Consolidated Statements of Comprehensive (Loss) Income	78
		Consolidated Statements of Changes in Stockholder Equity	80
		Consolidated Statements of Cash Flows	81
		Notes to Consolidated Financial Statements	83
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	133

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of
December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholder equity and cash flows for the year ended December 31, 2012 (Successor), the period January 13, 2011 to December 31, 2011 (Successor), the period January 1, 2011 to January 12, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 (Successor), the period January 13, 2011 to December 31, 2011 (Successor), the period January 1, 2011 to January 12, 2011 (Predecessor), and for the year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Tampa, Florida
March 6, 2013

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$232,195	$226,753
Accounts receivable, net of allowances of $9,912 and $7,374, respectively	148,697	159,422
Deferred tax assets	11,942	9,103
Income taxes receivable	6,075	5,374
Prepaid and other current assets	25,195	26,917
Total current assets	424,104	427,569
Property and equipment, net	85,152	82,630
Capitalized software, net	202,114	208,683
Deferred costs, net	42,071	46,234
Goodwill	1,682,171	1,684,856
Identifiable intangibles, net	477,083	572,404
Deferred tax assets	1,290	—
Other assets	45,054	8,366
Total assets	$2,959,039	$3,030,742
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$17,761	$14,107
Income taxes payable	6,197	—
Accrued liabilities	79,590	92,507
Deferred revenues	5,711	5,973
Deferred tax liabilities	243	—
Current portion of capital lease obligation	3,943	117
Current portion of long-term debt, net of original issue discount	7,082	9,800
Total current liabilities	120,527	122,504
Long-term liabilities:
Deferred tax liabilities	212,676	220,384
Long-term capital lease obligation, net of current maturities	4,320	381
Long-term debt, net of current portion and original issue discount	1,398,136	1,469,075
Other long-term liabilities	26,953	24,285
Total liabilities	1,762,612	1,836,629
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2012 and 2011	—	—
Additional paid-in capital	1,215,350	1,208,365
Accumulated deficit	(24,713)	(21,472)
Accumulated other comprehensive (loss) income	(970)	2,400
Total Syniverse Holdings, Inc. stockholder equity	1,189,667	1,189,293
Noncontrolling interest	6,760	4,820
Total equity	1,196,427	1,194,113
Total liabilities and stockholder equity	$2,959,039	$3,030,742
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Year Ended	January 13 to December 31,	January 1 to January 12,	Year Ended
	December 31,			December 31,
	2012	2011		2010

Revenues	$743,874	$745,978	$22,014	$650,199
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	275,301	259,549	9,274	245,673
Sales and marketing	68,549	63,708	2,376	58,929
General and administrative	117,995	100,993	3,664	93,855
Depreciation and amortization	177,320	196,161	2,720	75,869
Restructuring and management termination benefits	2,361	6,207	—	1,962
Merger expenses	—	40,549	47,203	4,313
	641,526	667,167	65,237	480,601
Operating income (loss)	102,348	78,811	(43,223)	169,598
Other income (expense), net:
Interest income	790	583	—	99
Interest expense	(108,704)	(112,996)	(859)	(27,137)
Debt extinguishment costs	(6,458)	—	—	—
Other, net	3,940	(2,993)	(349)	2,787
	(110,432)	(115,406)	(1,208)	(24,251)
(Loss) income before (benefit from) provision for income taxes	(8,084)	(36,595)	(44,431)	145,347
(Benefit from) provision for income taxes	(7,889)	(16,926)	(13,664)	52,728
Net (loss) income	(195)	(19,669)	(30,767)	92,619
Net income (loss) attributable to noncontrolling interest	3,046	1,803	(3)	(1,573)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$(21,472)	$(30,764)	$94,192

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Year Ended	January 13 to December 31,	January 1 to January 12,	Year Ended
	December 31,			December 31,
	2012	2011		2010
Net (loss) income	$(195)	$(19,669)	$(30,767)	$92,619
Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustment (1)	(2,160)	2,486	(2,366)	(16,649)
Actuarial loss on defined benefit pension plan (2)	(1,246)	(501)	—	(277)
Net change in fair value of interest rate swap (3)	—	—	—	1,143
Other comprehensive (loss) income	(3,406)	1,985	(2,366)	(15,783)
Comprehensive (loss) income	(3,601)	(17,684)	(33,133)	76,836
Less: comprehensive income (loss) attributable to noncontrolling interest	3,010	1,388	4	(1,513)
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	(6,611)	$(19,072)	$(33,137)	$78,349
 ____________________

(1)
Foreign currency translation adjustments are shown net of tax expense of $387 for the year ended December 31, 2012, net of tax benefit of ($98) and $0 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively and net of tax benefit of ($2,380) for the year ended December, 31, 2010.

(2)
Actuarial loss on defined benefit pension plan is shown net of tax benefit of ($521) for the year ended December 31, 2012, net of tax benefit of ($193) and $0 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively, and net of tax expense of $182 for the year ended December, 31, 2010.

(3)	Net change in fair value of interest rate swap is shown net of tax benefit of ($728) for the year ended December, 31, 2010.
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Predecessor Balance, December 31, 2009	69,383	$69	$483,227	$149,582	$(12,205)	$(15)	$496	$621,154
Net income (loss)		—	—	94,192	—	—	(1,573)	92,619
Other comprehensive (loss) income -
Foreign currency translation adjustment, net of tax benefit of ($2,380)		—	—	—	(16,709)	—	60	(16,649)
Actuarial gain on defined benefit pension plan, net of tax of $182		—	—	—	(277)	—	—	(277)
Net change in fair value of interest rate swap, net of tax benefit of ($728)		—	—	—	1,143	—	—	1,143
Issuance of stock for stock options exercised	864	1	7,438	—	—	—	—	7,439
Stock-based compensation		—	12,937	—	—	—	—	12,937
Excess tax benefit from stock options exercised		—	1,359	—	—	—	—	1,359
Issuances of stock under employee stock purchase plan	162	—	2,404	—	—	—	—	2,404
Minimum tax withholding on restricted stock awards	(39)	—	(740)	—	—	—	—	(740)
Capital contribution from noncontrolling interest in a joint venture	—	—	—	—	—	—	1,092	1,092
Predecessor Balance, December 31, 2010	70,370	$70	$506,625	$243,774	$(28,048)	$(15)	$75	$722,481
Net (loss)		—	—	(30,764)	—	—	(3)	(30,767)
Other comprehensive (loss) income -
Foreign currency translation adjustment, net of tax of $0		—	—	—	(2,373)	—	7	(2,366)
Stock-based compensation		—	29,162	—	—	—	—	29,162
Excess tax benefit from stock options exercised		—	8,599	—	—	—	—	8,599
Minimum tax withholding on restricted stock awards	80	—	(619)	—	—	—	—	(619)
Predecessor Balance, January 12, 2011	70,450	$70	$543,767	$213,010	$(30,421)	$(15)	$79	$726,490
Purchase accounting adjustments	(70,450)	(70)	(543,767)	(213,010)	30,421	15	3,353	(723,058)
Successor
Capital contribution from Holdings	1	—	1,200,000	—	—	—	—	1,200,000
Net (loss) income		—	—	(21,472)	—	—	1,803	(19,669)
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax benefit of ($98)		—	—	—	2,901	—	(415)	2,486
Actuarial gain on defined benefit pension plan, net of tax benefit of ($193)		—	—	—	(501)	—	—	(501)
Stock-based compensation		—	8,365	—	—	—	—	8,365
Successor Balance, December 31, 2011	1	$—	$1,208,365	$(21,472)	$2,400	$—	$4,820	$1,194,113
Net (loss) income		—	—	(3,241)	—	—	3,046	(195)
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax expense of $387		—	—	—	(2,124)	—	(36)	(2,160)
Actuarial loss on defined benefit pension plan, net of tax benefit of ($521)		—	—	—	(1,246)	—	—	(1,246)
Stock-based compensation		—	7,068	—	—	—	—	7,068
Distribution to non-controlling interest		—	—	—	—	—	(1,070)	(1,070)
Distribution to Buccaneer Holdings, Inc.		—	(83)	—	—	—	—	(83)
Successor Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$—	$6,760	$1,196,427
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Year Ended	January 13 to December 31,	January 1 to January 12,	Year Ended
	December 31,			December 31,
	2012	2011		2010
Cash flows from operating activities
Net (loss) income	$(195)	$(19,669)	$(30,767)	$92,619
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	177,320	196,161	2,720	75,869
Amortization of deferred debt issuance costs and original issue discount	7,949	7,447	56	1,715
Allowance for uncollectible accounts	864	1,436	46	1,446
Allowance for credit memos	8,135	14,777	164	15,494
Deferred income tax (benefit) expense	(11,449)	(30,563)	2,095	9,445
Excess tax benefit from stock-based compensation	—	—	8,599	1,359
Debt modification costs	6,115	—	—	—
Debt extinguishment costs	6,458	—	—	—
Stock-based compensation	7,068	8,365	29,162	12,937
Other, net	115	3,702	31	(57)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,479	(44,081)	11,650	(34,170)
Income tax receivable or payable	6,044	27,527	(34,313)	(137)
Prepaid and other current assets	1,015	(4,428)	(1,920)	(1,030)
Accounts payable	4,411	(7,105)	11,111	20,385
Accrued liabilities and deferred revenues	(13,667)	18,593	14,167	(12,790)
Other assets and liabilities	(327)	(13,622)	(962)	(240)
Net cash provided by operating activities	201,335	158,540	11,839	182,845
Cash flows from investing activities
Capital expenditures	(65,755)	(55,734)	—	(57,529)
Acquisitions, net of acquired cash	—	(2,733,121)	—	(497)
Deposit on pending acquisition	(37,980)	—	—	—
Net cash used in investing activities	(103,735)	(2,788,855)	—	(58,026)
Cash flows from financing activities
Debt issuance costs paid	(10,181)	(56,600)	—	—
Borrowings under capital lease obligation	—	—	—	619
Payments on capital lease obligation	(4,139)	(116)	—	—
Principal payments on Predecessor Term Loan B	—	—	—	(3,335)
Principal payments on Old Senior Credit Facility	(1,014,750)	(10,250)	—	—
Principal payments on New Senior Credit Facility	(4,750)	—	—	—
Borrowings under Old Senior Credit Facility, net of original issue discount	—	1,012,500	—	—
Borrowings under New Senior Credit Facility, net of original issue discount	940,500	—	—	—
Proceeds from issuance of 9.125% senior unsecured notes	—	475,000	—	—
Carlyle contribution from Buccaneer Holdings, Inc.	—	1,200,000	—	—
Distribution to Buccaneer Holdings, Inc.	(83)	—	—	—
Issuances of stock under employee stock purchase plan	—	—	—	2,404
Issuances of stock for stock options exercised	—	—	—	7,439
Minimum tax withholding on restricted stock awards	—	—	(619)	(740)
Excess tax benefit from stock-based compensation	—	—	8,599	1,359
Capital contribution from noncontrolling interest in a joint venture	—	—	—	1,092
Distribution to noncontrolling interest	(1,070)	—	—	—
Net cash (used in) provided by financing activities	(94,473)	2,620,534	7,980	8,838
Effect of exchange rate changes on cash	2,315	(2,756)	15	(6,135)
Net increase (decrease) in cash	5,442	(12,537)	19,834	127,522
Cash at beginning of period	226,753	239,290	219,456	91,934
Cash at end of period	$232,195	$226,753	$239,290	$219,456

Supplemental noncash investing and financing activities
Capital lease additions	$12,391	$—	$—	$—
Supplemental cash flow information
Interest paid	$96,973	$65,811	$—	$25,301
Income taxes (refunded) paid	$(2,484)	$(6,135)	$71	$38,700

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. Description of Business
We are a leading global provider of technology solutions for mobile operators and the broader wireless ecosystem. Our integrated solutions enable wireless services across disparate networks, technologies and geographies. For nearly 25 years, we have served as an integral third-party intermediary to stakeholders across the telecommunications industry including mobile operators and enterprise customers, among others. Our product offerings include roaming clearinghouse and financial settlement services between operators; applications which facilitate connectivity across the wireless ecosystem; and text and multimedia message delivery services. We currently provide our services to over 740 telecommunications operators and to more than 150 enterprise customers in nearly 160 countries.
On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, among Syniverse Holdings, Inc. (“Syniverse” or “the Company”), Buccaneer Holdings, Inc., a Delaware corporation (“Holdings”) formed by an affiliate of The Carlyle Group (“Carlyle”) and Buccaneer Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) formed solely for the purpose of entering into the merger, Merger Sub merged with and into Syniverse, with Syniverse as the surviving corporation (also referred herein as the “Merger”). As a result of the Merger, Syniverse, Inc. became a wholly-owned subsidiary of Holdings. See Note 4 for more information regarding the Merger.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, Inc. and all of its wholly owned subsidiaries and a variable interest entity (“VIE”) for which Syniverse, Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion of a consolidated joint venture not owned by us. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our Network, Messaging, Roaming and Other services to telecommunications operators and enterprise customers throughout the world.

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, Mobile Data Roaming ("MDR") and roaming clearing house.

•
Network services primarily consist of our intelligent network products such as Signaling System 7 (“SS7”) solutions, interstandard roaming solutions, MDR, call setup and tear down, internet protocol (“IP”) platform solutions, Real-Time Intelligence (“RTI”) tools, database solutions and number portability services.

•
Signaling solutions provide cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators and facilitate the signaling requirements for call delivery and SMS delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. We have recently enhanced this platform to address interoperability for 4G devices to enable effective, real-time communication between devices on 4G networks and devices on networks that utilize other technology. For example, this platform now supports communication between 4G and 3G networks. Signaling solutions services are primarily billed through per-transaction fees, based on the number of validation, authorization and other call processing messages generated by wireless subscribers.

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

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire. Revenue for this service is generated on a per-transaction basis.

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

•
RTI tools analyze the real and near real time traffic data being processed through our platforms and networks to provide multiple use cases that enable our customers to more effectively manage their subscriber’s quality of experience (“QoE”) and satisfaction. Revenue for these services is generated primarily through transaction-based fees.

•
Database solutions enable caller ID on various technology platforms provided to subscriber devices and intelligent network-based queries to support accurate call routing. Revenue for these services is based on per-subscriber or per-transaction fees.

•
Number portability services allow subscribers to retain their phone numbers when changing mobile service providers. These services primarily generate revenue based on per-transaction processing fees, monthly fixed fees, and fees for customer implementations.

In addition to the services described above, we provide our customers with the ability to connect to various third-party intelligent network database providers (“Off-Network Database Queries”). We pass these charges on to our customers on a per-transaction basis, with little or no margin, based on the charges we receive from the third-party intelligent network database providers.

•
Messaging services primarily consist of SMS and MMS services. Revenue for these services are generated on a per-transaction basis, and vary based on the number of messaging records provided to us by our customers for aggregation, translation and distribution among operators.

•
Roaming services primarily consist of roaming, data and financial clearing house services which principally generate revenues on a per-transaction basis. For our roaming clearing house and DataNet services, revenues are based on the number of records provided to us by our customers for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearing house and settlement services, revenues are based on the number of invoices or roaming agreements managed on the customer’s behalf.

•
Other services include turnkey solutions with multiple product and service elements which may include software and third-party hardware products, installation services, post-contract customer support and training. In those cases, we recognize revenue attributable to an element in a customer arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

Cost of operations

Cost of operations includes data processing costs, network costs, revenue share service provider arrangements, message termination fees, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges.

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the year ended December 31, 2012, we recorded research and development costs of $22,282. For the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, we recorded research and development costs of $22,763 and $716, respectively. For the year ended December 31, 2010, we recorded research and development costs of $18,899.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of operations based on the grant-date fair value of equity awards. We recognize compensation expense, reduced for estimated forfeitures, under the accelerated attribution method over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. Please refer to Note 11 for further discussion regarding stock-based compensation.

Cash

We consider all highly liquid investments with original maturities of three months or less to be cash. Cash consists primarily of various deposit accounts that are stated at cost, which approximates fair value.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $132,351 and $129,796 as of December 31, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount that we expect to collect on our gross customer trade receivables. We establish an allowance for estimated losses that may result from the inability of our customers to pay as well as for specific receivables from customers with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2012 and 2011, our allowance for uncollectible accounts was $3,000 and $2,765, respectively.

We maintain an allowance for credit memos based on our historical activity. These allowances are recorded primarily as the result of price concessions, service level penalties, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as direct reductions of accounts receivable and revenues. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required. As of December 31, 2012 and 2011, our allowance for credit memos was $6,912 and $4,609, respectively.

Property and Equipment, Net

Property and equipment consists primarily of computer hardware and network equipment, leasehold improvements and furniture and fixtures, which are recorded at cost and depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the term of the lease or life of the asset.

The useful lives of our property and equipment are as follows:

Average Lives (In Years)
Computers and Equipment	5
Furniture and fixtures	6
Leasehold improvements	2 – 15

When depreciable assets are replaced, retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the respective accounts and any gains or losses on disposition are recognized in income. Repairs and maintenance costs are expensed as incurred.

Capitalized Software Costs

We capitalize the cost of externally purchased software, internal-use software and developed technology that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 3 years and 3 to 7 years, respectively.

Goodwill and Indefinite-Lived Identifiable Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Indefinite-lived intangible assets are comprised of tradename and trademarks. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill and indefinite-lived intangible assets impairment test.

Finite-Lived Identifiable Intangible Assets

Our finite-lived identifiable intangible assets include customer-related intangible assets such as customer relationships and customer contracts as well as a covenant not to compete associated with our acquisitions. Customer relationships are amortized based on the pattern of consumption of the expected benefits to be realized for Successor periods. The benefits are expected to be realized for these relationships over 5 to 10 years based on the underlying asset. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. Customer-related intangible assets recorded in Predecessor periods were amortized on a straight-line basis over the estimated useful life. We amortize our covenant not to compete over the contract term of 3 years using the straight-line method.

Impairment of Long-Lived Assets

We evaluate our long-lived assets including property and equipment, capitalized software and amortizable identifiable intangible assets for impairment when events occur that indicate the carrying value of such assets may not be recoverable. If indicators of impairment are present, we compare the sum of the estimated undiscounted future cash flows attributable to the long-lived asset to its carrying amount and  if the undiscounted cash flows are less than the long-lived asset's carrying amount, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Fair value is estimated based on discounted future cash flows. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We believe our long-live assets , including property and equipment, capitalized software and identifiable intangibles assets were not impaired as of December 31, 2012 or 2011.

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

Joint Venture Interests

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The activity of this joint venture is not significant to our overall operations. The assets of this joint venture are restricted from the standpoint of Syniverse, Inc., in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse, Inc.

Fair Value of Financial Instruments
The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 19 for more information, including a listing of our assets and liabilities required to be measured or disclosed at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2012.

Derivative Instruments and Hedging Activities

Derivative instruments are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. See Note 16 for more information on our interest rate swap.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in other, net in the consolidated statements of operations. For the year ended December 31, 2012, we recorded foreign currency transaction gains of $3,940, which included a $4,345 out-of-period gain during the third quarter 2012. For the periods January 13, 2011 through December 31, 2011, and January 1, 2011 through January 12, 2011, we recorded foreign currency transaction losses of $3,009 and $349, respectively. For the year ended December 31, 2010, we recorded foreign currency transaction gains of $2,058.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive (loss) income and is included in stockholder equity. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive (loss) income. Income statement items are translated at the average rates prevailing during the period.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of changes in our currency translation adjustment account, net of tax, changes in our minimum pension liability account, net of tax and changes in the fair value of our interest rate swap, net of tax. Accumulated other comprehensive (loss) income for the periods ended December 31, 2012, December 31, 2011, January 12, 2011, and December 31, 2010 was as follows:

	Foreign Currency Translation Gain (Loss)	Actuarial Gain on Defined Benefit Pension Plan	Net Change in Fair Value of Interest Rate Swap	Total
Predecessor Balance, December 31, 2009	$(11,305)	$243	$(1,143)	$(12,205)
Changes	(16,709)	(277)	1,143	(15,843)
Predecessor Balance, December 31, 2010	(28,014)	(34)	—	(28,048)
Changes	(2,373)	—	—	(2,373)
Predecessor Balance, January 12, 2011	(30,387)	(34)	—	(30,421)
Purchase accounting adjustments	30,387	34	—	30,421
Successor
Changes	2,901	(501)	—	2,400
Successor Balance, December 31, 2011	2,901	(501)	—	2,400
Changes	(2,124)	(1,246)	—	(3,370)
Successor Balance, December 31, 2012	$777	$(1,747)	$—	$(970)

Segment Information

In accordance with the applicable accounting guidance, we have evaluated our portfolio of service offerings, reportable segments and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. We currently operate as a single operating segment, as our Chief Executive Officer reviews financial information on the basis of our consolidated financial results for the purposes of making resource allocation decisions.

Revenues by service offerings were as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	January 13 to	January 1 to	Year Ended
	December 31,	December 31,	January 12,	December 31,
	2012	2011		2010
Network services	$347,651	$318,666	$9,181	$254,118
Messaging services	180,471	187,831	6,198	190,949
Roaming services	195,409	219,209	6,368	188,549
Other	20,343	20,272	267	16,583
Revenues	$743,874	$745,978	$22,014	$650,199

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	January 13 to	January 1 to	Year Ended
	December 31,	December 31,	January 12,	December 31,
	2012	2011		2010
North America	$557,238	$581,140	$17,294	$513,449
Asia Pacific	71,525	59,028	1,295	43,263
Caribbean and Latin America	55,070	43,413	1,428	38,604
Europe, Middle East and Africa	60,041	62,397	1,997	54,883
Revenues	$743,874	$745,978	$22,014	$650,199

For the year ended December 31, 2012, we derived 69.6% of our revenues from customers in the United States. For the period ended January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, we derived 72.0% and 80.5%, respectively, of our revenues from customers in the United States. For the year ended December 31, 2010, we derived 71.9% of our revenues from customers in the United States. For all periods presented, we did not generate revenue in excess of 10% of total revenues in any other individual country.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	December 31, 2012	December 31, 2011
North America	$273,880	$279,931
Asia Pacific	6,307	5,164
Caribbean and Latin America	219	293
Europe, Middle East and Africa	6,860	5,925
Total long-lived assets, net	$287,266	$291,313

Reclassifications of Prior Year Presentation

Certain prior year balances have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on our reported results of operations. Effective December 31, 2012 we reclassified liabilities for uncertain tax positions from Deferred tax and other tax liabilities into Other long-term liabilities.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. The ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements for interim and annual reports. This statement was effective for presentation of comprehensive income for fiscal years beginning after December 15, 2011 and interim periods within those years and is applied retrospectively. As this guidance only amends the presentation of the components of other comprehensive income, the adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is included in the ASC in Topic 350 “Intangibles—Goodwill and Other”. ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A company may resume performing the qualitative assessment in any subsequent period. This statement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for interim reporting periods beginning after December 15, 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.
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

•
Merger Sub, a wholly owned subsidiary of Holdings formed solely for the purpose of completing the Merger, issued $475,000 aggregate principal amount of 9.125% senior unsecured notes due 2019 (the "Senior Notes") and entered into senior secured credit facilities (our “Old Senior Credit Facility”) consisting of (1) a senior secured term loan facility of $1,025,000, which was issued with an original issue discount of $10,250 and (2) a senior secured revolving credit facility with commitments of $150,000;

•	the merger of Merger Sub with and into Syniverse, Inc. with Syniverse, Inc. surviving such merger, became effective;

•
at the effective time of the Merger, each share of Syniverse, Inc.’s common stock issued and outstanding, including any shares to be issued upon the automatic exercise of any options outstanding under our 2006 Employee Stock Purchase Plan, immediately prior to the effective time of the Merger were automatically canceled and converted into the right to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•
at the effective time of the Merger, each outstanding and unexercised option to purchase shares of Syniverse, Inc.’s common stock, whether or not then vested, were canceled and entitled the holder thereof to receive a cash amount equal to the excess, if any, of $31.00 over the per-share exercise price of such option, without interest, less applicable withholding tax;

•
at the effective time of the Merger, each outstanding restricted stock award granted under Syniverse, Inc.’s equity plan became fully vested and the holder thereof was entitled to receive $31.00 per share in cash, without interest, less applicable withholding tax;

•	the Company’s then existing 7 3/4% senior subordinated notes due 2013 were satisfied and discharged and certain indebtedness of the Company’s was repaid, including its existing credit facilities;

•
approximately $158,284 of fees and expenses were incurred related to the foregoing, which included $4,313 of costs recorded in the fourth quarter of 2010, capitalized financing costs of $56,000, interest costs of $10,219 relating to the existing debt repayment and discharge and an unused bridge loan financing cost; and

•
at the effective time of the Merger, the Company entered into a consulting agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. For the period from January 13, 2011 through December 31, 2011, we recorded $2,883 associated with the annual consulting fee within general and administrative expenses. During the same period we paid to Carlyle a one-time transaction fee and related expenses associated with the Transactions, of which $20,507 was recorded in Merger expenses and $11,042 was included in the capitalized financing costs noted above.

We refer to the Merger, the equity contribution to Holdings, the borrowings under our Old Senior Credit Facility, the issuance of the 9.125% senior unsecured notes and the other transactions described above as the “Transactions.”

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

The following provides the allocation of the purchase price of the Merger:

Cash consideration	$2,733,121
Less: cash acquired	239,290
Total purchase price	2,493,831

Allocated to:
Cash	$239,290
Accounts receivable	130,807
Prepaid and other current assets	39,473
Property and equipment	80,370
Capitalized software	233,203
Identifiable intangibles	691,181
Other assets	4,089
Accounts payable	(21,185)
Accrued payroll and related benefits	(30,874)
Deferred revenues	(8,585)
Other accrued liabilities	(42,792)
Deferred tax liabilities	(256,669)
Capital lease	(619)
Other long-term liabilities	(5,618)
Other	(374)
Noncontrolling interests	(3,432)
Net assets acquired	1,048,265
Allocation to goodwill	$1,684,856

The fair value of property and equipment acquired (as of the date of Merger) was as follows:

	Fair Value	Useful Life (years)
Computers and equipment	$54,937	1-5
Furniture and fixtures	954	1-6
Leasehold improvements	9,949	2-15
Construction in progress	14,530	—
Total property and equipment	$80,370

The fair value of capitalized software assets acquired (as of the date of Merger) was as follows:

	Fair Value	Useful Life (years)
Capitalized software	$27,803	3
Developed technology	205,400	3-7
Total capitalized software	$233,203

The fair value of identifiable intangible assets acquired (as of the date of Merger) was as follows:

	Fair Value	Amortization Period (years)
Finite-lived intangible assets:
Customer relationships	$608,500	5-10
Covenant not to compete	281	3
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—
Total intangible assets	$691,181

The following unaudited pro forma financial information presents a summary of our consolidated revenue and net income (loss) for the year ended December 31, 2011 and 2010 assuming that the Merger had taken place on January 1, 2010:

	Years Ended December 31,
	2011	2010
	Pro Forma	Pro Forma
Revenues	$767,922	$650,199
Net income (loss)	1,882	(20,234)

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

5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31, 2012	December 31, 2011
Computers and Equipment	$123,829	$91,419
Computer equipment under capital lease	381	533
Furniture and fixtures	2,463	1,956
Leasehold improvements	10,990	10,530
Construction in progress	3,285	5,219
	140,948	109,657
Accumulated depreciation	(55,796)	(27,027)
Total	$85,152	$82,630

Depreciation expense related to property and equipment was $27,830 for the year ended December 31, 2012, $27,600 and $900 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively, and $23,557 for the year ended December 31, 2010. Depreciation expense is included in depreciation and amortization in the consolidated statements of operations.

6. Capitalized Software

Capitalized software, net, consisted of the following:

	December 31, 2012	December 31, 2011
Capitalized Software	$296,461	$258,645
Capitalized software under capital lease	7,485	—
Accumulated amortization	(101,832)	(49,962)
Total	$202,114	$208,683

Amortization expense related to capitalized software was $54,175 for the year ended December 31, 2012, $49,780 and $907 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively, and $25,781 for the year ended December 31, 2010. Amortization expense related to capitalized software is included in depreciation and amortization in the consolidated statements of operations.

7. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consisted of the following:

	December 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$608,499	$(213,894)	$394,605	$608,505	$(118,680)	$489,825
Covenant not to compete	282	(204)	78	282	(103)	179
	608,781	(214,098)	394,683	608,787	(118,783)	490,004
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	82,400	—	82,400
Total intangible assets	$691,181	$(214,098)	$477,083	$691,187	$(118,783)	$572,404

Customer relationships recorded in conjunction with the Merger in the Successor period are amortized based on the pattern of consumption of the expected benefits to be realized. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. The weighted-average amortization period for customer relationships is 9.7 years. The covenant not to compete recorded in the Successor period is amortized over its estimated useful life using a weighted-average amortization period of 3 years. The weighted-average amortization period for finite-lived intangible assets is 9.7 years.

Amortization expense of identifiable intangible assets, which is included in depreciation and amortization in the consolidated statements of operations, was $95,315 for the year ended December 31, 2012. Amortization expense of intangible assets was $118,781 and $913 for the periods January 13, 2011 through December 31, 2011, and January 1, 2011 through January 12, 2011, respectively, and $26,531 for the year ended December 31, 2010.

The estimated amortization expense of intangible assets over the next five years and thereafter is as follows:

Year ended December 31, 2013	$92,417
Year ended December 31, 2014	81,475
Year ended December 31, 2015	54,492
Year ended December 31, 2016	50,584
Year ended December 31, 2017	41,857
Thereafter	73,858
Total	$394,683

Estimated amortization expense for intangible assets denominated in currencies other than the U.S. dollar is based on foreign exchange rates as of December 31, 2012.

The following table summarizes the changes in the carrying amount of goodwill for the periods ended December 31, 2012 and 2011:

Predecessor Balance, at December 31, 2010	$670,818
Effect of foreign currency translation	(2,681)
Predecessor Balance, at January 12, 2011	668,137
Elimination of Predecessor goodwill	(668,137)
Successor
Merger goodwill	$1,684,856
Successor Balance, at December 31, 2011	1,684,856
Effect of out-of-period currency translation adjustment	(2,685)
Successor Balance, at December 31, 2012	$1,682,171

8. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Accrued payroll and related benefits	$20,285	$37,190
Accrued interest	29,353	31,831
Accrued network and data processing expenses	6,266	7,052
Accrued revenue share expenses	2,288	1,799
Other accrued liabilities	21,398	14,635
Total accrued liabilities	$79,590	$92,507

9. Debt and Credit Facilities

Our total outstanding debt as of December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
Senior Credit Facility:
Term Loan B, due 2017	$—	$1,014,750
Term Loan Facility, due 2019	945,250	—
Original issue discount	(15,032)	(10,875)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	1,405,218	1,478,875
Less: Current portion
Long-term debt, current portion	(9,500)	(10,250)
Original issue discount, current portion	2,418	450
Long-term debt	$1,398,136	$1,469,075

Maturities of long-term debt excluding original issue discount for each of the next five years and thereafter are as follows:

Year ended December 31, 2013	$9,500
Year ended December 31, 2014	9,500
Year ended December 31, 2015	9,500
Year ended December 31, 2016	9,500
Year ended December 31, 2017	9,500
Thereafter	1,372,750
$1,420,250

We incurred debt issuance costs of $19,681 associated with our New Senior Credit Facility (as defined below) consisting of $9,500 of original issue discount, $4,066 of deferred financing fees and $6,115 of interest expense. Amortization of original issue discount and deferred financing fees for the year ended December 31, 2012 was $7,949. This amount includes amortization related to our Old and New Senior Credit Facility and our Senior Notes. We recorded debt extinguishment costs of $6,458 during the year ended December 31, 2012 for the write-off of original issue discount and deferred financing fees related to the refinancing of our Old Senior Credit Facility as defined below. Amortization expense for debt issuance costs and original issue discount was $7,447 and $56 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively. Amortization is included in interest expense in the consolidated statement of operations. The net book value of deferred financing fees included in the accompanying consolidated balance sheets was as follows:

	December 31, 2012	December 31, 2011
Prepaid and other current assets	$3,709	$4,543
Deferred costs, net	42,071	46,234
Total	$45,780	$50,777

Old Senior Credit Facility

On December 21, 2010, we entered into a senior credit facility consisting of a $150,000 revolving credit facility and a $1,025,000 Term Loan B (the "Old Senior Credit Facility"), and on January 13, 2011, our Old Senior Credit Facility became effective. The Old Senior Credit Facility was used to fund, in part, the Transactions. The Company received net proceeds of $1,012,500 after payment of upfront fees of $12,500 to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We recorded the upfront fees as an original issue discount to be amortized over the life of the debt using the effective interest method. In addition, we incurred debt issuance costs of $36,164. The revolving portion of our Old Senior Credit Facility was undrawn at December 31, 2011. We had $148,143 of unused commitments under this facility, including an outstanding Euro letter of credit of $1,857 at December 31, 2011, which is considered a reduction against this facility under the credit agreement.

Borrowings bore interest at a floating rate which could have been, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.50% or a base rate floor of 2.50%, as applicable. The applicable margin for the term loan and revolving loans under our Old Senior Credit Facility was 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment based on a total net leverage ratio test.

New Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “New Credit Agreement”) with Holdings, Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950,000 term loan facility (the “Term Loan Facility”); and (ii) a $150,000 revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. We received net proceeds of $940,500 under the Term Loan Facility and paid upfront fees of $11,345. The proceeds from the New Senior Credit Facility plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9,500 of the upfront fees as an original issue discount to be amortized over the life of the Term Loan Facility using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1,845 of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $148,143 of unused commitments under this facility, including an outstanding Euro letter of credit of $1,857 at December 31, 2012, which is considered a reduction against this facility under the credit agreement.

We incurred additional debt issuance costs of $8,336 in connection with the refinancing, which was determined to be a partial debt modification and partial debt extinguishment under the applicable accounting guidance. We recorded $6,115 to interest expense related to the modification and recorded the remaining $2,221 as deferred financing fees, of which $1,212 will be amortized over the life of the Term Loan Facility and $1,009 will be amortized over the life of the Revolving Credit Facility. We recorded additional debt extinguishment costs of $6,458 related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility in the debt extinguishment costs line item on the consolidated statement of operations.

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

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the year ended December 31, 2012.

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475,000 senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Interest on the notes will be paid on January 15 and July 15 of each year.

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

The Senior Notes are guaranteed on a senior basis by the following domestic subsidiary guarantors: Syniverse Technologies, LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the Indenture governing our Senior Notes, and any subsidiary so designated will not be a guarantor of the notes. The right of noteholders to receive payment on the Senior Notes is effectively subordinated to the rights of our existing and future secured creditors.

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

10. Employee Benefits

Savings Plans of Syniverse, Inc.

In 2002, we adopted a 401(k) plan covering all U.S. employees subject to certain eligibility requirements. Under this plan, a certain percentage of contributions are matched. Contributions made to the 401(k) plan were $4,418 for the year ended December 31, 2012, $3,966 and $210 for the period January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively, and $3,690 for the year ended December 31, 2010.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation. The plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $8,913 and $6,693 as of December 31, 2012 and 2011, respectively, which are included in other long-term liabilities on the consolidated balance sheet.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
Discount rate	3.8%	5.0%
Average compensation increase (salaried employees only)	3.0%	3.0%

The following table provides a reconciliation of benefit obligation, plan assets, and funded status of the plan as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Projected benefit obligation	$8,913	$6,693
Plan assets at fair value	—	—
Net liability in other long-term liabilities	$8,913	$6,693

The following table provides a reconciliation of the change in our benefit obligation for the year ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Benefit obligation at beginning of year	$6,693	$5,430
Service cost	283	233
Interest cost	332	291
Actuarial loss	1,767	694
Benefits paid	(30)	(8)
Effect of currency translation	(132)	53
Balance at end of year	$8,913	$6,693

Net benefit cost recognized in the statement of operations for the years ended December 31, 2012, 2011 and 2010 included the following components:

	Successor		Predecessor
	December 31,	December 31,	December 31,
	2012	2011	2010
Service cost on benefits earned during the year	$283	$233	$205
Interest cost on projected benefit obligation	332	291	270
Net benefit expense	$615	$524	$475

     We estimate benefit payments for each of the next five years and in aggregate for the five years thereafter as follows:

2013	$24
2014	71
2015	71
2016	130
2017	219
2018 – 2022	1,589

11. Stock-Based Compensation

Buccaneer Holdings, Inc. Plan

Effective April 6, 2011, Holdings established the 2011 Equity Incentive Plan (the “BHI Plan”) for the employees, consultants and directors of Holdings and its subsidiaries. The BHI Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Holdings will issue shares of common stock of Holdings to satisfy equity based compensation instruments. The number of shares of common stock of Holdings that may be issued under the BHI Plan may not exceed 9,291,667. Of that amount, 625,000 shares are restricted for purchase by the Board and certain members of management.

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

In accordance with the BHI Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. Employee stock option vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings based targets. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. As of December 31, 2012 and 2011, there were 8,150,003 and 7,406,672 options outstanding under the BHI Plan, respectively.

In February 2013, the Committee, utilizing the discretion afforded under the BHI Plan, approved the vesting of the 2012 performance based stock options resulting in a modification of the vesting terms.

Directors have the option to receive restricted shares in lieu of a portion of their director fee. During the year ended December 31, 2012 and 2011, 3,409 and 2,000 restricted shares, respectively, were issued in lieu of director fees and are fully vested. Restricted stock awards are issued and measured at market value on the date of grant.

The fair values of stock option grants are amortized as compensation expense on the accelerated attribution basis over the vesting period of the grants and the fair values of the restricted stock awards are recognized as compensation expense on the applicable date of grants. The fair values for options as of December 31, 2012 and 2011 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011
Risk-free interest rate	1.2%	2.8%
Volatility factor	55.0%	56.0%
Dividend yield	0%	0%
Weighted-average expected life of options (in years)	6.5	6.5

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

The applicable accounting guidance requires us to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. We estimate our forfeitures based on an average of our historical experience excluding certain option grants from the management team issued in a period of high turnover.

The following table summarizes our Successor stock option activity for the years ended December 31, 2012 and 2011:

Stock Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 13, 2011	—	$—	$—
Granted	8,756,672	10.00
Exercised	—	—
Canceled or expired	(1,350,000)	10.00
Outstanding at December 31, 2011	7,406,672	$10.00	$7,407
Granted	1,333,330	11.32
Exercised	(86,667)	10.00
Canceled or expired	(503,332)	10.15
Outstanding at December 31, 2012	8,150,003	$10.21	$10,542

As of December 31, 2012 and 2011, there was $31,836 and $33,579, respectively, of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 3.2 years.

The impact to our loss from operations of recording stock-based compensation under the BHI Plan for the year ended December 31, 2012 and the period January 13, 2011 through December 31, 2011 was as follows:

	Year Ended December 31,	Period from January 13 to December 31,
	2012	2011
Cost of operations	$500	$699
Sales and marketing	2,732	3,740
General and administrative	3,836	3,926
Total stock-based compensation	$7,068	$8,365
Tax benefit	$2,237	$2,980

Options vested and exercisable at December 31, 2012 and 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
2012	2,591,326	10.11	8.36	3,602
2011	1,100,000	10.00	9.29	1,100

During the years ended December 31, 2012 and 2011:

•	the weighted-average fair value per share of stock options granted to employees was $6.06 and $5.66, respectively;

•	the total intrinsic value of stock options exercised was $0.1 million and $0, respectively; and

•	the total fair value of stock options that vested during the period was $9,067 and $6,226, respectively.

There was no stock-based compensation cost capitalized into assets for the period ended December 31, 2012 and 2011.

Unvested shares activity for the years ended December 31, 2012 and 2011 was as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 13, 2011	—	$—
Granted	8,756,672	$5.66
Vested	(1,100,000)	$5.66
Canceled or expired	(1,350,000)	$5.68
Unvested at December 31, 2011	6,306,672	$5.66
Granted	1,333,330	$6.06
Vested	(1,587,993)	$5.71
Canceled or expired	(493,332)	$5.71
Unvested at December 31, 2012	5,558,677	$5.74
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

All outstanding Syniverse, Inc. options, restricted stock awards and restricted stock unit awards granted prior to January 13, 2011 vested upon the closing of the Transactions, and included 2,868,722 stock options, 801,994 service-based restricted stock and restricted stock unit awards, of which 20,000 shares vested in 2011 prior to the Transactions and 286,160 performance-based restricted stock awards. As a result of the accelerated vesting, the Company recognized a charge of $29,162, which is included in merger expenses, in the period from January 1, 2011 to January 12, 2011. From the date of the definitive agreement for the Merger, there were no new grants or awards under any of the Syniverse Plans. The Syniverse Plans were terminated effective January 13, 2011.

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

The impact to our loss from operations of recording stock-based compensation under the Syniverse Plans for the period January 1, 2011 through January 12, 2011, and for the year ended December 31, 2010 was as follows:

	Predecessor
	Period from January 1 to January 12,	Year ended December 31,
	2011	2010
Cost of operations	$—	$593
Sales and marketing	—	4,668
General and administrative	—	7,676
Merger expenses	29,162	—
Total stock-based compensation	$29,162	$12,937
Tax benefit	$7,664	$4,693

We incurred $8,599 in excess tax benefit relating to the accelerated vesting of stock options under the Syniverse Plans for the period January 1, 2011 through January 12, 2011.

Options

The fair values of stock option grants were amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2010
Risk-free interest rate	1.9%
Volatility factor	55.0%
Dividend yield	—%
Weighted average expected life of options (in years)	5.0

The following table summarizes our Predecessor stock option activity:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,480,977	$14.71	7.68	$7,263
Granted	998,170	$19.71
Exercised	(534,868)	$13.90
Canceled or expired	(75,557)	$15.90
Outstanding at December 31, 2010	2,868,722	$16.57	6.66	$40,965

Options vested and exercisable, December 31, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
2010	1,025,531	$15.08	6.33	$16,175

During the year ended December 31, 2010:

•	the weighted-average fair value per share of stock options granted to employees was $9.41;

•	the total intrinsic value of stock options exercised was $4,428; and

•	the total fair value of stock options that vested during the periods was $4,456.

The amount of cash received from the exercise of stock options was $7,439 for the year ended December 31, 2010. A tax benefit of $1,359 was realized from the exercise of those options for the year ended December 31, 2010. Cash was not used to settle any equity instruments previously granted. There was no stock-based compensation cost capitalized into assets for the year ended December 31, 2010.

Unvested shares activity for the year ended December 31, 2010 was as follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	1,671,243	$6.10
Granted	998,170	$9.41
Vested	(753,601)	$5.91
Forfeited	(72,609)	$7.22
Unvested at December 31, 2010	1,843,203	$7.93

Restricted Stock

Restricted stock awards were issued and measured at market value on the date of grant. Vesting of service based restricted stock is based solely on time vesting. Vesting of performance-based restricted stock is based on time vesting as well as the achievement of certain financial metrics.

Restricted stock activity for the year ended December 31, 2010 was as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	802,550	$16.24
Granted	238,690	$18.30
Vested	(158,716)	$15.11
Forfeited	(60,530)	$16.81
Unvested at December 31, 2010	821,994	$17.02

Performance-based restricted stock activity for the year ended December 31, 2010 was as follows:

Performance-Based Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	133,590	$17.50
Granted	155,470	$15.93
Vested	—	$—
Forfeited	(2,900)	$16.76
Unvested at December 31, 2010	286,160	$16.65

During the year ended December 31, 2010:

•	the weighted-average fair value per share of restricted stock granted to employees was $18.30;

•	the total intrinsic value of restricted stock vested during the periods was $3,247; and

•	the total fair value of restricted stock vested during the periods was $2,398.

12. Leasing Arrangements

We lease certain facilities and equipment for use in our operations. We record operating lease expenses on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases amounted to $13,284 for the year ended December 31, 2012, $12,907 and $502 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively, and $11,637 for the year ended December 31, 2010. These leases contain various renewal options that could extend the terms of the leases beyond 2017 at our option.

During the second quarter of 2012 we entered into a software lease totaling $11,453 at an imputed interest rate of 4.0% per annum. The lease has a term of three years with payments due at the beginning of each year. We made the first payment of approximately $3,968 in July of 2012. Amortization expense for the year ended December 31, 2012 and accumulated amortization as of December 31, 2012 was $3,818.

As of December 31, 2012, the aggregate future minimum lease commitments under non-cancelable leases were as follows:

	Capital Leases	Operating Leases
Year ended December 31, 2013	$4,203	$8,691
Year ended December 31, 2014	4,192	6,742
Year ended December 31, 2015	223	4,286
Year ended December 31, 2016	—	2,922
Year ended December 31, 2017	—	377
Thereafter	—	274
Total future minimum lease payouts	$8,618	$23,292
Less: amount representing interest	355
Present value of net minimum lease payments	8,263
Less: current portion (net of interest of $260)	3,943
Long-term obligations under capital leases at December 31, 2012 (net of interest of $95)	$4,320

13. Restructuring and Management Termination Benefits

In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2,296. As of December 31, 2012, we have paid $2,107 related to this plan.

We had the following activity in our restructuring accruals for the period January 1, 2011 through January 12, 2011:

	Predecessor
	December 31, 2010 Balance	Additions	Payments	Reductions	January 12, 2011 Balance
December 2010 Plan	$1,962	$—	$(56)	$—	$1,906
Total	$1,962	$—	$(56)	$—	$1,906

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1,303, all of which has been paid as of December 31, 2012. In addition, effective July 1, 2011, our former Chief Executive Officer and President, retired from the Company. In conjunction with his retirement, we incurred management termination benefits of $1,067, all of which was paid as of December 31, 2012. These costs were included within restructuring and management termination benefits expense.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3,705 and contract termination costs of $388 related to the exit of a leased facility. We have paid $3,601 related to this plan as of December 31, 2012.

In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1,796. We have paid $133 related to this plan as of December 31, 2012.

We had the following activity in our restructuring accruals for the period January 13, 2011 through December 31, 2011:

	Successor
	January 13, 2011 Balance	Additions	Payments	Reductions	December 31, 2011 Balance
December 2010 Plan	$1,906	$334	$(1,904)	$—	$336
June 2011 Plan	—	2,370	(1,016)	—	1,354
December 2011 Plan	—	3,503	(542)	—	2,961
Total	$1,906	$6,207	$(3,462)	$—	$4,651

We had the following activity in our restructuring accruals for the year ended December 31, 2012:

	Successor
	December 31, 2011				December 31, 2012
	Balance	Additions	Payments	Reductions	Balance
December 2010 Plan	$336	$—	$(147)	$—	$189
June 2011 Plan	1,354	(25)	(1,344)	15	—
December 2011 Plan	2,961	590	(3,059)	(13)	479
December 2012 Plan	—	1,796	(133)	—	1,663
Total	$4,651	$2,361	$(4,683)	$2	$2,331

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the first quarter of 2014.

14. Merger Expenses

Predecessor period merger expenses incurred in the period January 1, 2011 through January 12, 2011 consisted of stock-based compensation of $29,162 related to the acceleration of the equity awards existing prior to the Merger, advisory costs of $15,690 and professional services costs including legal, tax and audit services of $2,351. Predecessor period merger expenses incurred in the year ended December 31, 2010 consisted of professional services costs including legal, tax and audit services of $4,313. Successor period merger expenses for the period January 13, 2011 through December 31, 2011 consisted of advisory costs of $35,023, of which a portion related to the transaction fee and expenses paid to Carlyle, and legal, accounting and insurance costs of $5,526.

15. Income Taxes

The components of income tax (benefit) expense are as follows:

	Successor		Predecessor
	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2012	2011		2010
Current:
Federal	$(6,056)	$6,022	$(18,706)	$38,507
Foreign	9,099	5,943	35	2,899
State and local	517	1,672	2,096	7,107
	3,560	13,637	(16,575)	48,513

Deferred
Federal	(11,379)	(22,857)	7,035	10,627
Foreign	1,753	722	(346)	(4,777)
State and local	(1,823)	(8,428)	(3,778)	(1,635)
	(11,449)	(30,563)	2,911	4,215
Provision for (benefit from) income taxes	$(7,889)	$(16,926)	$(13,664)	$52,728

The income tax expense (benefit) differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income as follows:

	Successor		Predecessor
	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2012	2011		2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	6.2	8.4	4.1	4.5
Impact of foreign tax rates	33.2	5.3	(3.3)	(1.1)
Foreign withholding and audit	(18.7)	(2.8)	(0.1)	—
Acquisition-related costs	—	(7.6)	(2.4)	0.5
Other permanent items	6.6	(2.5)	—	(0.1)
Tax credits	19.8	2.1	—	(0.5)
Changes to uncertain tax positions	9.9	(7.2)	(2.4)	(0.3)
Changes in measurement of deferred tax liabilities and other	(13.5)	27.0	—	0.8
Change in valuation allowance	11.3	(5.6)	(0.1)	(1.5)
Expiration of net operating losses (“NOL’s”)	(2.8)	(7.1)	—	—
Domestic production benefits	37.9	—	—	—
Unrealized gain/loss	(24.8)	—	—	—
Other, net	(2.5)	1.3	—	(1.0)
	97.6%	46.3%	30.8%	36.3%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $15,546 at December 31, 2012, $17,035 at December 31, 2011 and $12,304 at December 31, 2010. Uncertain tax positions are included in other long-term liabilities on the consolidated balance sheets. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Successor		Predecessor
	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2012	2011		2010
Balance at beginning of period	$17,035	$15,900	$12,304	$10,615
Additions based on tax positions related to the current year	1,188	2,442	3,571	457
Additions for tax positions of prior years	459	1,453	25	3,486
Reductions for tax positions of prior years	(168)	(738)	—	—
Reductions for tax positions effectively settled	—	—	—	(2,254)
Reductions for lapse of statute of limitations	(2,968)	(2,022)	—	—
Balance at December 31	$15,546	$17,035	$15,900	$12,304

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Cumulative accrued interest and penalties was $1,071 as of December 31, 2012, $703 and $1,407 as of December 31, 2011 and January 12, 2011, respectively, and $1,407 as of December 31, 2010. Period accrued interest and penalties were an expense of $367 for the year ended December 31, 2012, a benefit of $703 and $0 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively, and expense of $1,146 for the year ended December 31, 2010.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States. Tax years 2009 through 2012 are subject to examination by the federal taxing authorities. Tax years 2001 through 2012 are subject to examination by the state taxing authorities. In our international tax jurisdictions, tax years 2006 and subsequent years remain open in all of our major international tax jurisdictions. We are currently under audit by the Internal Revenue Service of the United States for the 2009 and 2010 tax years, as well as for our Predecessor period ending January 11, 2011. We expect that the examination phase of the audit for these periods will conclude in 2013.

The Company's non-U.S. subsidiaries had $45,954 in cumulative undistributed earnings as of December 31, 2012. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company's non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

The components of pretax (loss) income from operations are as follows:

	Successor		Predecessor
	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,	Year Ended December 31,
	2012	2011		2010
United States	$(49,456)	$(58,718)	$(39,204)	$139,862
Foreign	41,372	22,123	(5,227)	5,485
	$(8,084)	$(36,595)	$(44,431)	$145,347

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

	Successor
	December 31, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Deferred Tax Assets and Liabilities:
Intangibles	$—	$(151,958)	$—	$(163,905)
Property & equipment	—	(65,723)	—	(74,454)
Interest	—	(9,452)	—	1,565
Employee benefit accruals	3,719	5,446	8,910	3,148
Accrued expenses	452	—	433	—
Deferrals	—	377	—	217
Foreign currency translation	—	26	—	(300)
Net operating loss carryforwards	7,075	18,455	—	20,027
Other, net	748	2,505	1,034	6,277
	11,994	(200,324)	10,377	(207,425)
Less: Valuation allowance	(295)	(11,062)	(1,274)	(12,959)
Total Net Deferred Tax Assets and Liabilities	$11,699	$(211,386)	$9,103	$(220,384)

The activity in deferred tax assets during 2012 includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $134 to increase the deferred tax asset on accumulated other comprehensive income (loss). The activity in deferred tax assets during 2011 includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $291 to decrease the deferred tax liability on accumulated other comprehensive income (loss). These items did not impact deferred income tax expense for the year ended December 31, 2010.

Our deferred tax assets include net accumulated foreign net operating losses (NOL’s) of $11,735, net accumulated federal NOL's of $6,460 and net accumulated state NOL’s of $7,361. The foreign NOL’s remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOL’s in specific jurisdictions will expire if not utilized between tax years 2013 and 2032. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOL’s. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $11,356 at December 31, 2012 and $14,233 at December 31, 2011. The change is mainly related to expired NOL's that are no longer reported as deferred tax assets on the balance sheet and partial reductions to existing valuation allowances, partially offset by recognition of current period net operating losses.

Certain intangible assets and goodwill arising from our prior acquisition activities have tax deductible basis. However, these assets were subsequently recorded at fair value in the prior period in accordance with the applicable accounting guidance for business combinations as it relates to the Merger. We believe the tax benefits for these historical assets will continue in future periods and are included in our deferred tax liabilities.

Beginning January 13, 2011, Syniverse Holdings, Inc. files consolidated federal income tax returns, which include Buccaneer Holdings, Inc. Our financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods in accordance with the applicable income tax accounting guidance, as if Buccaneer Holdings, Inc. were a separate taxpayer.

16. Derivative Instruments and Hedging Activities

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

The interest rate swap was designated as a cash flow hedge. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We do not hold or enter into financial instruments for speculative trading purposes.

The interest rate swap agreement matured on October 31, 2010 and a new interest rate swap agreement was not entered into, accordingly there was no fair value as of December 31, 2010. There was no ineffective portion of the swap during the year ended December 31, 2010.

We did not have any derivative financial instruments during the years ended December 31, 2012 and 2011.

Net Investment Hedge of a Foreign Operation

Our previous Euro-denominated debt (Predecessor) as described in Note 9 was designated as a net investment hedge of certain foreign operations. For the Predecessor period from January 1, 2011 through January 12, 2011 and the year ended December 31, 2010, we recorded losses of $2,026 and $9,399, respectively, related to the revaluation of the debt from Euros to U.S. dollars as a component of accumulated other comprehensive loss. In conjunction with the Merger, our Euro denominated debt was repaid and discharged.

17. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. Two customers represented more than 10% of accounts receivable for the years ended December 31, 2012, 2011 and 2010. Our cash is placed with high credit quality financial institutions.

The table below summarizes the percent of revenues generated from customers who represented more than 10% of total revenues:

	Successor		Predecessor
	Year ended	January 13 through	January 1 through	Year ended
	December 31,	December 31,	January 12,	December 31,
	2012	2011	2011	2010
Verizon Wireless	23.6%	22.8%	21.6%	19.5%
Sprint Nextel	12.2%	15.7%	17.6%	17.4%

No other customer represented more than 10% of revenues for the periods presented, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

18. Commitments and Contingencies

Business Acquisition Agreement

On June 30, 2012, Syniverse Holdings, Inc. entered into an agreement (the “Purchase Agreement”) with WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, it will acquire from the Seller all the shares and preferred equity certificates (whether convertible or not) in WP Roaming III S.à r.l. (“WP Roaming”) (the “Acquisition”). WP Roaming is a holding company which conducts the business of MACH S.à r.l, also known as “The MACH Group”. The purpose of the Acquisition is to give the Company added global scale and increased reach with more direct connections to support roaming, messaging and network solutions that enable its customers to deliver superior experiences to their end users.

At the closing of the Acquisition, Syniverse Holdings, Inc. will pay to the Seller an amount equal to approximately €172,700 (the “Base Amount”), subject to adjustment, plus €250 per month from December 31, 2011 through the closing date of the Acquisition. The Purchase Agreement reflects a “locked box” approach, such that Syniverse Holdings, Inc. will acquire

WP Roaming with economic effect from December 31, 2011. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30,000 (the “Deposit”) which is recorded in Other assets on the consolidated balance sheets.

In addition, at the closing of the Acquisition, Syniverse Holdings, Inc. shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests (the “Refinancing”). The Seller has covenanted in the Purchase Agreement that the principal amounts repayable (excluding interest and any other fees, costs and expenses relating thereto) will not exceed approximately €348,000 and $89,000. As of the lockbox date of December 31, 2011, cash consideration would have been approximately €550,000.

Consummation of the transaction is subject to receipt of approval of competition authorities in the European Union (or applicable Member States), Brazil, Columbia, Jersey, Taiwan and the Ukraine; and to there being no restraints imposed by competition authorities in Australia, New Zealand, Singapore or the United States (together, these are referred to as the “Relevant Competition Authorities”). Syniverse Holdings, Inc. is responsible for obtaining the required competition approvals by a date that would permit closing of the Acquisition to occur no later than June 24, 2013 (the “Longstop Date”).

The Purchase Agreement will terminate automatically if (i) a Relevant Competition Authority enjoins the transaction or the closing conditions described above have not been satisfied as of the Longstop Date; (ii) one of several specified subsidiaries of WP Roaming experiences an insolvency situation as of the closing date; or (iii) the marketing period for Syniverse Holdings, Inc.’s financing has not completed by the Longstop Date. Upon automatic termination of the Purchase Agreement, Syniverse Holdings, Inc. will pay a termination fee of €60,000 (against which the Deposit will be credited). In addition, Syniverse Holdings, Inc. may terminate the Purchase Agreement if WP Roaming’s existing lenders cannot confirm the release of all security interests under WP Roaming’s existing financing agreements effective as of the closing of the Acquisition. If the Purchase Agreement is so terminated, the Seller will retain the Deposit but Syniverse Holdings, Inc. will not be obligated to pay an additional fee.

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

Pursuant to the Commitment Letter, certain of the Commitment Parties will act as the initial lenders, joint lead arrangers and joint bookrunners with respect to a $700,000 senior secured credit facility (the “Acquisition Term Loan Facility”) and a backstop facility which will be available if and to the extent that the Company is unable to incur all or a portion of the Acquisition Term Loan Facility in compliance with its existing financing agreements on the closing date of the Acquisition (the “Acquisition Backstop Facility”, and together with the Acquisition Term Loan Facility, the “Facilities”), each subject to the terms and conditions set forth in the Commitment Letter. Proceeds from the Facilities, together with the proceeds of any debt issued in lieu of the Acquisition Backstop Facility, and cash on hand at the Company will be used to finance the Acquisition and pay the fees and expenses related to the foregoing.

Each of the Acquisition Facilities will include certain representations and warranties, affirmative and negative covenants, events of default, guarantee arrangements and, in the case of the Acquisition Term Loan Facility, collateral arrangements, as described in the Commitment Letter. The Commitment Parties’ obligations to provide the financing are subject to the satisfaction of specified conditions, including:

•
the consummation of the Acquisition substantially concurrently with the initial funding under the Acquisition Facilities in accordance with the terms of the Purchase Agreement without giving effect to any modification, amendment, consent or waiver material and adverse to the lenders without the consent of the Commitment Parties;

•	the accuracy of certain major representations, as described in the Commitment Letter;

•	the absence of certain major events of default, as described in the Commitment Letter;

•	the consummation of the Refinancing substantially concurrently with the initial funding under the Acquisition Facilities;

•	the delivery of financial statements and certain marketing materials, as described in the Commitment Letter;

•
the execution and delivery of definitive loan documentation for the Facilities, including receipt of documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules; and

•	the payment of fees and expenses in connection with the Acquisition Facilities.

See Note 22 for a discussion of events related to the Commitment Letter and acquisition financing occurring after December 31, 2012.

Other

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of December 31, 2012, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

19. Fair Value of Financial Instruments

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the years ended December 31, 2012 and 2011.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts and fair values of our long-term debt as of December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Old Senior Credit Facility	$—	$—	$1,014,750	$1,016,018
New Senior Credit Facility	945,250	958,247	—	—
Senior Notes	475,000	515,375	475,000	503,500

The fair values of the Old Senior Credit Facility, the New Senior Credit Facility and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

20. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for the year ended December 31, 2012.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012
Revenues	$185,065	$183,208	$189,356	$186,245
Gross Profit	118,049	115,900	119,764	114,860
Operating income	31,658	21,118	33,612	15,960
Net income (loss)	4,513	(15,346)	17,066	(6,428)
Net income (loss) attributable to Syniverse Holdings, Inc.	3,282	(15,771)	15,439	(6,191)

The following table summarizes quarterly financial results for the year ended December 31, 2011.

	Predecessor	Successor
	January 1	January 13
	through	through	Second	Third	Fourth
	January 12,	March 31,	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2011
Revenues	$22,014	$152,681	$195,080	$203,680	$194,537
Gross Profit	12,740	96,222	126,789	136,385	127,033
Operating (loss) income	(43,223)	(20,580)	35,583	42,280	21,528
Net (loss) income	(30,767)	(34,714)	5,639	11,683	(2,277)
Net (loss) income attributable to Syniverse Holdings, Inc.	(30,764)	(35,266)	4,970	11,206	(2,382)

21. Related Party Transactions
Consulting Agreement with Carlyle
On January 13, 2011 we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the year ended December 31, 2012 and the period January 13, 2011 through December 31, 2011, we recorded $3,142 and $2,883, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the period January 13, 2011 through December 31, 2011, we paid to Carlyle a one-time transaction fee and related expenses associated with the Transactions, of which $20,507 was recorded in Merger expenses and $11,042 was included in capitalized debt issuance costs.
Consulting Agreement with Mr. Tony G. Holcombe
On December 1, 2012, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company in connection with a special project for a fee of $12,500 per month. The consulting agreement is effective December 1, 2012 and terminates upon either party providing the other party with 30 days' notice of termination.

22. Subsequent Event

Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our direct wholly-owned subsidiary entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). The financial institutions and lenders will fund the term loans under the Delayed Draw Facility when certain conditions specified in the Delayed Draw Credit Agreement are satisfied, including:

•
the consummation of the Acquisition substantially concurrently with the initial funding under the Delayed Draw Facility in accordance with the terms of the Purchase Agreement without giving effect to any modification, amendment, consent or waiver material and adverse to the lenders without the consent of the commitment parties;

•	the accuracy of certain major representations, as described in the Delayed Draw Credit Agreement;

•	the absence of certain major events of default, as described in the Delayed Draw Credit Agreement;

•	the consummation of the Refinancing (as defined above) substantially concurrently with the initial borrowing under the Delayed Draw Facility;

•	the delivery of financial statements, as described in the Delayed Draw Credit Agreement;

•
the execution and delivery of guarantees and security documentation for the Delayed Draw Credit Facility, including receipt of documentation and other information required by regulatory authorities under applicable “know your customer” and anti-money laundering rules; and

•	the payment of fees and expenses in connection with the Facilities.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Delayed Draw Facility may be expanded (or a new term loan facility added to the Delayed Draw Credit Agreement) by an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Under the Delayed Draw Credit Agreement, Finance Sub is required to merge with and into us, with Syniverse Holdings, Inc. as the surviving entity (the “Finance Sub Merger”) following the initial borrowing under the Delayed Draw Facility (such date, the “Funding Date”) and consummation of the Acquisition described above. In connection with the Finance Sub Merger, we will assume the obligations of Finance Sub under the Delayed Draw Facility. Moreover, the Delayed Draw Credit Agreement

contains a covenant requiring us to use commercially reasonable efforts to refinance the Delayed Draw Facility with incremental loans under the New Credit Agreement with an identical maturity, amortization, interest rate and floors to those described below (the “Takeout”). This obligation terminates 30 days after the Funding Date. We are not obligated to effectuate the Takeout if we determine, in good faith, that it would result in adverse tax consequences to us.

Maturity
The Delayed Draw Facility will mature the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of our 9.125% Senior Notes due 2019 (the “Senior Notes”) remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Amortization; Prepayments
Commencing with the end of the first fiscal quarter beginning after the Funding Date, the Delayed Draw Facility will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under the Delayed Draw Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that prepayments and certain refinancings of the Delayed Draw Facility within one year after the Funding Date of the Delayed Draw Facility will be subject to a prepayment premium of 1.0% of the principal amount prepaid. We must prepay the Delayed Draw Facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under the Delayed Draw Credit Agreement unless specifically incurred to refinance a portion of the Delayed Draw Facility) and, for the year ended December 31, 2013 (or if the Funding Date occurs after June 30, 2013, December 31, 2014) and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of less than or equal to 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, including for the ratable prepayment or redemption of pari passu indebtedness, as well as the right of the lenders to decline certain prepayments.

Interest; Fees
Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Delayed Draw Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

Guarantees; Security
After the Finance Sub Merger, our obligations under the Delayed Draw Facility will be guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) as described in Note 23 (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing the Delayed Draw Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which we and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the Delayed Draw Facility would result in a material adverse tax consequence, and will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions)). The guarantee by Holdings will contain a negative covenant restricting the activities of Holdings subject to customary exceptions.

Covenants; Representations and Warranties
The Delayed Draw Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain debt in the event of a change of control, amendments of certain debt documents and the activities of Finance Sub between the execution of the Delayed Draw Credit Agreement and the Funding Date. The negative covenants are subject to the customary exceptions.

There are no financial covenants included in the Delayed Draw Credit Agreement.

Events of Default; Change of Control
The Delayed Draw Credit Agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including the existing senior notes, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default. The events of default are subject to exceptions and cure rights.

Amended Commitment Letter

In connection with the Purchase Agreement and as previously disclosed, on June 29, 2012, we entered into a debt financing commitment letter (the “Commitment Letter”) with Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank (the “Commitment Parties”). On January 28, 2013, we and the Commitment Parties entered into an amendment to the Commitment Letter (the “Amended Commitment Letter”), which became effective upon the execution of the Delayed Draw Credit Agreement described above.

Pursuant to the Amended Commitment Letter, if, on the Funding Date, any of the lenders or other financial institutions party to the Delayed Draw Credit Agreement does not fund its pro rata share of the commitments, each Commitment Party will become a replacement lender under the “yank-a-bank” provisions of the Delayed Draw Credit Agreement in respect of its ratable portion of the commitments of all such lenders or other financial institutions. In addition, certain of the Commitment Parties will act as the initial lenders, joint lead arrangers and joint bookrunners with respect to a backstop facility which will be available if and to the extent that (i) we are unable to incur all or a portion of the Delayed Draw Facility in compliance with the terms of our New Credit Agreement and the Senior Notes on the closing date of the Acquisition or (ii) we require additional funds to consummate the Acquisition (the “Backstop Facility”, and together with the Delayed Draw Facility, the “Facilities”), but in no event more than $700,000 in the aggregate being incurred under the Facilities. The Backstop Facility is subject to the terms and conditions set forth in the Commitment Letter. Proceeds from the Facilities, together with the proceeds of any debt issued in lieu of the Backstop Facility, and our cash on hand will be used to finance the Acquisition and pay the fees and expenses related to the foregoing.

The Backstop Facility will include certain representations and warranties, affirmative and negative covenants, events of default, guarantee arrangements, as described in the Commitment Letter. The Commitment Parties' obligations to provide the financing under the Backstop Facility are subject to the satisfaction of specified conditions described in Note 18.

The documentation governing the Backstop Facility has not been finalized, and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Amended Commitment Letter.

The Acquisition

The Company has received notification that the European Commission intends to issue a Statement of Objections in connection with the proposed Acquisition. The Statement of Objections is limited to the markets of Data Clearing and Near Real-Time Roaming Data Exchange. The Statement of Objections is a normal step in the second phase merger review procedure. It sets out a provisional position of the Commission and does not prejudge the final outcome of the case. We have been and will continue to work closely with the Commission in order to resolve the competition issues identified by the Commission with the goal of completing this transaction in the second quarter of 2013.

23. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive income (loss) and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the Subsidiary

Guarantors and the subsidiary non-guarantors for all periods presented to reflect the guarantor structure under the Senior Notes as discussed in Note 9. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.'s payment obligations under the Senior Notes are guaranteed by certain 100% owned domestic subsidiaries of Syniverse Inc., including Syniverse Technologies LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Subsidiary Guarantors”). Highwoods Corporation, Syniverse Technologies B.V., Syniverse Technologies Holdings LLC, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors (collectively, the "Subsidiary Non-Guarantors"). Such guarantees are irrevocable, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$182,869	$49,326	$—	$232,195
Accounts receivable, net of allowances	—	124,937	23,760	—	148,697
Accounts receivable - affiliates	1,166,304	628,810	93,267	(1,888,381)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	6,460	4,321	1,161	—	11,942
Income taxes receivable	—	3,604	2,471	—	6,075
Prepaid and other current assets	3,851	15,647	5,697	—	25,195
Total current assets	1,176,615	960,188	190,576	(1,903,275)	424,104
Property and equipment, net	—	74,945	10,207	—	85,152
Capitalized software, net	—	198,936	3,178	—	202,114
Deferred costs, net	42,071	—	—	—	42,071
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	474,200	2,883	—	477,083
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	—	—	1,290		1,290
Other assets	—	44,793	261	—	45,054
Investment in subsidiaries	1,603,922	96,861	—	(1,700,783)	—
Total assets	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,213	$3,548	$—	17,761
Accounts payable - affiliates	193,976	1,635,043	59,362	(1,888,381)	—
Income taxes payable	—	—	6,197	—	6,197
Accrued liabilities	29,178	39,216	11,196	—	79,590
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	2,346	3,365	—	5,711
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	3,791	152	—	3,943
Current portion of long-term debt, net of original issue discount	7,082	—	—	—	7,082
Total current liabilities	230,236	1,709,503	84,063	(1,903,275)	120,527
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	4,569	192,361	15,746	—	212,676
Long-term capital lease obligation, net of current maturities	—	4,075	245	—	4,320
Long-term debt, net of current portion and original issue discount	1,398,136	—	—	—	1,398,136
Other long-term liabilities	—	15,050	11,903	—	26,953
Total liabilities	1,632,941	1,928,172	111,957	(1,910,458)	1,762,612

Stockholder equity:
Common stock	—	—	207	(207)	—
Additional paid-in capital	1,215,350	1,489,267	45,377	(1,534,644)	1,215,350
(Accumulated deficit) retained earnings	(24,713)	114,122	59,540	(173,662)	(24,713)
Accumulated other comprehensive (loss) income	(970)	533	(1,503)	970	(970)
Total Syniverse Holdings Inc. stockholder equity	1,189,667	1,603,922	103,621	(1,707,543)	1,189,667
Noncontrolling interest	—	—	—	6,760	6,760
Total equity	1,189,667	1,603,922	103,621	(1,700,783)	1,196,427
Total liabilities and stockholder equity	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$642,189	$101,685	$—	$743,874
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	236,698	38,603	—	275,301
Sales and marketing	—	47,836	20,713	—	68,549
General and administrative	—	122,349	(4,354)	—	117,995
Depreciation and amortization	—	170,955	6,365	—	177,320
Restructuring and management termination benefits	—	2,323	38	—	2,361
	—	580,161	61,365	—	641,526
Operating income	—	62,028	40,320	—	102,348
Other income (expense), net:
Income from equity investment	67,701	25,872	—	(93,573)	—
Interest income	—	370	420	—	790
Interest expense	(108,704)	—	—	—	(108,704)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	5,547	(1,607)	—	3,940
	(47,461)	31,789	(1,187)	(93,573)	(110,432)
(Loss) income before (benefit from) provision for income taxes	(47,461)	93,817	39,133	(93,573)	(8,084)
(Benefit from) provision for income taxes	(44,220)	26,116	10,215	—	(7,889)
Net (loss) income	(3,241)	67,701	28,918	(93,573)	(195)
Net income attributable to noncontrolling interest	—	—	—	3,046	3,046
Net (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$67,701	$28,918	$(96,619)	$(3,241)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(3,241)	$67,701	$28,918	$(93,573)	$(195)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax expense of $387	—	—	(2,160)	—	(2,160)
Actuarial loss on defined benefit pension plan, net of tax benefit of ($521)	—	—	(1,246)	—	(1,246)
Other comprehensive (loss)	—	—	(3,406)	—	(3,406)
Comprehensive (loss) income	(3,241)	67,701	25,512	(93,573)	(3,601)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	3,010	3,010
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$67,701	$25,512	$(96,583)	$(6,611)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,241)	$67,701	$28,918	$(93,573)	$(195)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	170,955	6,365	—	177,320
Amortization of deferred debt issuance costs and original issue discount	7,949	—	—	—	7,949
Allowance for uncollectible accounts	—	133	731	—	864
Allowance for credit memos	—	5,957	2,178	—	8,135
Deferred income tax (benefit) expense	2,490	(15,692)	1,753	—	(11,449)
Income from equity investment	(67,701)	(25,872)	—	93,573	—
Debt modification costs	6,115	—	—	—	6,115
Debt extinguishment costs	6,458	—	—	—	6,458
Stock-based compensation	7,068	—	—	—	7,068
Other, net	—	5,690	(5,575)	—	115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	6,911	(5,432)	—	1,479
Accounts receivable - affiliates	(105,322)	(75,499)	180,821	—	—
Income tax receivable or payable	44,220	(30,372)	(7,804)	—	6,044
Prepaid and other current assets	(141)	504	652	—	1,015
Accounts payable	—	1,822	2,589	—	4,411
Accounts payable - affiliates	193,976	(21,095)	(172,881)	—	—
Accrued liabilities and deferred revenues	(2,651)	(7,602)	(3,414)	—	(13,667)
Other assets and liabilities	—	114	(441)	—	(327)
Net cash provided by operating activities	89,220	83,655	28,460	—	201,335
Cash flows from investing activities
Capital expenditures	—	(59,378)	(6,377)	—	(65,755)
Deposit on pending acquisition	—	(37,980)	—	—	(37,980)
Net cash used in investing activities	—	(97,358)	(6,377)	—	(103,735)
Cash flows from financing activities
Debt issuance costs paid	(10,181)	—	—	—	(10,181)
Payments on capital lease obligation	—	(4,258)	119	—	(4,139)
Principal Payments on Old Senior Credit Facility	(1,014,750)	—	—	—	(1,014,750)
Principal Payments on New Senior Credit Facility	(4,750)	—	—	—	(4,750)
Borrowings under New Senior Credit Facility, net of original issue discount	940,500	—	—	—	940,500
Distributions to Buccaneer Holdings, Inc.	(83)	—	—	—	(83)
Distribution of noncontrolling interest	—	—	(1,070)	—	(1,070)
Net cash used in financing activities	(89,264)	(4,258)	(951)	—	(94,473)
Effect of exchange rate changes on cash	—	(920)	3,235	—	2,315
Net (decrease) increase in cash	(44)	(18,881)	24,367	—	5,442
Cash at beginning of period	44	201,750	24,959	—	226,753
Cash at end of period	$—	$182,869	$49,326	$—	$232,195

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$44	$201,750	$24,959	$—	$226,753
Accounts receivable, net of allowances	—	137,920	21,502	—	159,422
Accounts receivable - affiliates	1,449,597	—	219,631	(1,669,228)	—
Deferred tax assets	—	8,345	758	—	9,103
Income taxes receivable	—	7,517	—	(2,143)	5,374
Prepaid and other current assets	4,543	16,165	6,209	—	26,917
Total current assets	1,454,184	371,697	273,059	(1,671,371)	427,569
Property and equipment, net	—	74,460	8,170	—	82,630
Capitalized software, net	—	205,462	3,221	—	208,683
Deferred costs, net	46,234	—	—	—	46,234
Goodwill	—	1,684,856	—	—	1,684,856
Identifiable intangibles, net	—	568,082	4,322	—	572,404
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	4,380	—	—	(4,380)	—
Other assets	—	8,225	141	—	8,366
Investment in subsidiaries	1,195,199	251,579	—	(1,446,778)	—
Total assets	$2,699,997	$3,164,361	$296,096	$(3,129,712)	$3,030,742

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$12,378	$1,729	$—	$14,107
Accounts payable - affiliates	—	1,669,228	—	(1,669,228)	—
Income taxes payable	—	—	2,143	(2,143)	—
Accrued liabilities	31,829	49,485	11,193	—	92,507
Deferred revenues	—	3,090	2,883	—	5,973
Current portion of capital lease obligation	—	117	—	—	117
Current portion of long term debt, net of original issue discount	9,800	—	—	—	9,800
Total current liabilities	41,629	1,734,298	17,948	(1,671,371)	122,504
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	—	211,033	13,731	(4,380)	220,384
Long-term capital lease obligation, net of current maturities	—	381	—	—	381
Long-term debt, net of current portion and original issue discount	1,469,075	—	—	—	1,469,075
Other long-term liabilities	—	16,267	8,018	—	24,285
Total liabilities	1,510,704	1,969,162	39,697	(1,682,934)	1,836,629

Stockholder equity:
Common stock	—	—	125	(125)	—
Additional paid-in capital	1,208,365	1,140,018	250,544	(1,390,562)	1,208,365
(Accumulated deficit) retained earnings	(21,472)	46,421	30,622	(77,043)	(21,472)
Accumulated other comprehensive income (loss)	2,400	8,760	(24,892)	16,132	2,400
Total Syniverse Holdings Inc. stockholder equity	1,189,293	1,195,199	256,399	(1,451,598)	1,189,293
Noncontrolling interest	—	—	—	4,820	4,820
Total equity	1,189,293	1,195,199	256,399	(1,446,778)	1,194,113
Total liabilities and stockholder equity	$2,699,997	$3,164,361	$296,096	$(3,129,712)	$3,030,742

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$647,160	$98,818	$—	$745,978
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	223,321	36,228	—	259,549
Sales and marketing	—	44,385	19,323	—	63,708
General and administrative	—	104,181	(3,188)	—	100,993
Depreciation and amortization	—	190,921	5,240	—	196,161
Restructuring and management termination benefits	—	2,936	3,271	—	6,207
Merger expenses	—	40,549	—	—	40,549
	—	606,293	60,874	—	667,167
Operating income (loss)	—	40,867	37,944	—	78,811
Other income (expense), net:
Income (loss) from equity investment	46,421	28,819	—	(75,240)	—
Interest income	—	459	124	—	583
Interest expense	(112,996)	—	—	—	(112,996)
Other, net	—	(1,818)	(1,175)	—	(2,993)
	(66,575)	27,460	(1,051)	(75,240)	(115,406)
(Loss) income before provision for (benefit from) income taxes	(66,575)	68,327	36,893	(75,240)	(36,595)
(Benefit from) provision for income taxes	(45,103)	21,906	6,271	—	(16,926)
Net (loss) income	(21,472)	46,421	30,622	(75,240)	(19,669)
Net income attributable to noncontrolling interest	—	—	—	1,803	1,803
Net (loss) income attributable to Syniverse Holdings, Inc.	$(21,472)	$46,421	$30,622	$(77,043)	$(21,472)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(21,472)	$46,421	$30,622	$(75,240)	$(19,669)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax benefit of ($98)	—	—	2,486	—	2,486
Actuarial loss on defined benefit pension plan, net of tax benefit ($193)	—	—	(501)	—	(501)
Other comprehensive income	—	—	1,985	—	1,985
Comprehensive (loss) income	(21,472)	46,421	32,607	(75,240)	(17,684)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	1,388	1,388
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(21,472)	$46,421	$32,607	$(76,628)	$(19,072)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(21,472)	$46,421	$30,622	$(75,240)	$(19,669)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	190,921	5,240	—	196,161
Amortization of deferred debt issuance costs and original issue discount	7,447	—	—	—	7,447
Allowance for uncollectible accounts	—	1,004	432	—	1,436
Allowance for credit memos	—	13,290	1,487	—	14,777
Deferred income tax (benefit) expense	—	(32,270)	1,707	—	(30,563)
Income from equity investment	(46,421)	(28,819)	—	75,240	—
Stock-based compensation	8,365	—	—	—	8,365
Other, net	—	3,650	52	—	3,702
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(44,521)	440	—	(44,081)
Accounts receivable - affiliates	102,687	190,277	(76,718)	(216,246)	—
Income tax receivable or payable	—	35,434	(7,907)	—	27,527
Prepaid and other current assets	—	(5,305)	877	—	(4,428)
Accounts payable	—	(41,520)	34,415	—	(7,105)
Accounts payable - affiliates	37,630	(248,954)	(4,922)	216,246	—
Accrued liabilities and deferred revenues	24,235	(32,499)	26,857	—	18,593
Other assets and liabilities	—	(10,105)	(3,517)	—	(13,622)
Net cash provided by operating activities	112,471	37,004	9,065	—	158,540
Cash flows from investing activities
Capital expenditures	—	(51,689)	(4,045)	—	(55,734)
Acquisitions, net of acquired cash	(2,733,121)	—	—	—	(2,733,121)
Net cash used in investing activities	(2,733,121)	(51,689)	(4,045)	—	(2,788,855)
Cash flows from financing activities
Debt issuance costs paid	(56,600)	—	—	—	(56,600)
Payments on capital lease obligation	—	(116)	—	—	(116)
Principal payment on Old Senior Credit Facility	(10,250)	—	—	—	(10,250)
Borrowings under Old Senior Credit Facility, net of original issue discount	1,012,500	—	—	—	1,012,500
Proceeds from issuance of 9.125% senior unsecured notes	475,000	—	—	—	475,000
Carlyle contribution from Buccaneer Holdings, Inc.	1,200,000	—	—	—	1,200,000
Net cash provided by (used in) financing activities	2,620,650	(116)	—	—	2,620,534
Effect of exchange rate changes on cash	—	—	(2,756)	—	(2,756)
Net (decrease) increase in cash	—	(14,801)	2,264	—	(12,537)
Cash at beginning of period	44	216,551	22,695	—	239,290
Cash at end of period	$44	$201,750	$24,959	$—	$226,753

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$19,576	$2,438	$—	$22,014
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	8,132	1,142	—	9,274
Sales and marketing	—	1,762	614	—	2,376
General and administrative	—	3,195	469	—	3,664
Depreciation and amortization	—	2,225	495	—	2,720
Merger expenses	20,735	21,371	5,097	—	47,203
	20,735	36,685	7,817	—	65,237
Operating income (loss)	(20,735)	(17,109)	(5,379)	—	(43,223)
Other income (expense), net:
Income from equity investment	(18,232)	(5,479)	—	23,711	—
Interest income	—	—	—	—	—
Interest expense	—	(859)	—	—	(859)
Other, net	—	18	(367)	—	(349)
	(18,232)	(6,320)	(367)	23,711	(1,208)
Loss before benefit from income taxes	(38,967)	(23,429)	(5,746)	23,711	(44,431)
(Benefit from) income taxes	(8,203)	(5,197)	(264)	—	(13,664)
Net loss	(30,764)	(18,232)	(5,482)	23,711	(30,767)
Net loss attributable to noncontrolling interest	—	—	—	(3)	(3)
Net loss attributable to Syniverse Holdings, Inc.	$(30,764)	$(18,232)	$(5,482)	$23,714	$(30,764)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(30,764)	$(18,232)	$(5,482)	$23,711	$(30,767)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax expense of $0	—	(425)	(1,941)	—	(2,366)
Other comprehensive (loss)	—	(425)	(1,941)	—	(2,366)
Comprehensive (loss) income	(30,764)	(18,657)	(7,423)	23,711	(33,133)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	4	4
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(30,764)	$(18,657)	$(7,423)	$23,707	$(33,137)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(30,764)	$(18,232)	$(5,482)	$23,711	$(30,767)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,225	495	—	2,720
Amortization of deferred debt issuance costs	—	56	—	—	56
Allowance for uncollectible accounts	—	(24)	70	—	46
Allowance for credit memos	—	21	143	—	164
Deferred income tax expense (benefit)	—	3,802	(1,707)	—	2,095
Income from equity investment	18,232	5,479	—	(23,711)	—
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Stock-based compensation	29,162	—	—	—	29,162
Other, net	—	16	15	—	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	11,124	526	—	11,650
Accounts receivable - affiliates	8,968	(69,024)	(106,723)	166,779	—
Income tax receivable or payable	—	(33,273)	(1,040)	—	(34,313)
Prepaid and other current assets	—	(2,419)	499	—	(1,920)
Accounts payable	—	46,500	(35,389)	—	11,111
Accounts payable - affiliates	(48,131)	38,214	176,696	(166,779)	—
Accrued liabilities and deferred revenues	5,954	34,060	(25,847)	—	14,167
Other assets and liabilities	—	(840)	(122)	—	(962)
Net cash (used in) provided by operating activities	(7,980)	17,685	2,134	—	11,839
Cash flows from financing activities
Minimum tax withholding on restricted stock awards	(619)	—	—	—	(619)
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Net cash provided by financing activities	7,980	—	—	—	7,980
Effect of exchange rate changes on cash	—	—	15	—	15
Net increase in cash	—	17,685	2,149	—	19,834
Cash at beginning of period	44	198,866	20,546	—	219,456
Cash at end of period	$44	$216,551	$22,695	$—	$239,290

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$571,262	$78,937	$—	$650,199
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	671	213,770	31,232	—	245,673
Sales and marketing	4,350	36,554	18,025	—	58,929
General and administrative	3,941	83,102	6,812	—	93,855
Depreciation and amortization	—	61,810	14,059	—	75,869
Restructuring and management termination benefits	—	1,072	890	—	1,962
Merger expenses	—	4,313	—	—	4,313
	8,962	400,621	71,018	—	480,601
Operating income (loss)	(8,962)	170,641	7,919	—	169,598
Other income (expense), net:
Income from equity investment	99,609	10,095	—	(109,704)	—
Interest income	—	31	68	—	99
Interest expense	—	(25,725)	(1,412)	—	(27,137)
Other, net	—	1,958	829	—	2,787
	99,609	(13,641)	(515)	(109,704)	(24,251)
Income before (benefit from) provision for income taxes	90,647	157,000	7,404	(109,704)	145,347
(Benefit from) provision for income taxes	(3,545)	57,391	(1,118)	—	52,728
Net income	94,192	99,609	8,522	(109,704)	92,619
Net (loss) attributable to noncontrolling interest	—	—	—	(1,573)	(1,573)
Net income attributable to Syniverse Holdings, Inc.	$94,192	$99,609	$8,522	$(108,131)	$94,192

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income (loss)	$94,192	$99,609	$8,522	$(109,704)	$92,619
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of ($2,380)	—	—	(16,649)	—	(16,649)
Actuarial loss on defined benefit pension plan, net of tax expense of $182	—	—	(277)	—	(277)
Net change in fair value of interest rate swap, net of tax benefit of ($728)	—	—	1,143	—	1,143
Other comprehensive (loss)	—	—	(15,783)	—	(15,783)
Comprehensive income (loss)	94,192	99,609	(7,261)	(109,704)	76,836
Less: comprehensive (loss) attributable to noncontrolling interest	—	—	—	(1,513)	(1,513)
Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$94,192	$99,609	$(7,261)	$(108,191)	$78,349

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$94,192	$99,609	$8,522	$(109,704)	$92,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	61,810	14,059	—	75,869
Amortization of deferred debt issuance costs and original issue discount	—	1,715	—	—	1,715
Allowance for uncollectible accounts	—	914	532	—	1,446
Allowance for credit memos	—	12,201	3,293	—	15,494
Deferred income tax expense (benefit)	—	9,690	(245)	—	9,445
Excess tax benefit from stock-based compensation	1,359	—	—	—	1,359
Income from equity investment	(99,609)	(10,095)	—	109,704	—
Stock-based compensation	12,937	—	—	—	12,937
Other, net	—	(64)	7	—	(57)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(27,964)	(6,206)	—	(34,170)
Accounts receivable - affiliates	(18,008)	(92,633)	(2,309)	112,950	—
Income tax receivable or payable	—	22	(159)	—	(137)
Prepaid and other current assets	—	(936)	(94)	—	(1,030)
Accounts payable	1,168	16,961	2,256	—	20,385
Accounts payable - affiliates	(2,501)	127,964	(12,513)	(112,950)	—
Accrued liabilities and deferred revenues	—	(9,513)	(3,277)	—	(12,790)
Other assets and liabilities	—	(711)	471	—	(240)
Other long-term receivables and liabilities - affiliates	—	7,183	(7,183)	—	—
Net cash (used in) provided by operating activities	(10,462)	196,153	(2,846)	—	182,845
Cash flows from investing activities
Capital expenditures	—	(52,608)	(4,921)	—	(57,529)
Acquisitions, net of acquired cash	—	(497)	—	—	(497)
Net cash used in investing activities	—	(53,105)	(4,921)	—	(58,026)
Cash flows from financing activities
Borrowings under capital lease obligation	—	619	—	—	619
Principal Payments on Predecessor Term Loan B	—	(3,335)	—	—	(3,335)
Issuance of stock under employee stock purchase plan	2,404	—	—	—	2,404
Issuance of stock for stock options exercised	7,439	—	—	—	7,439
Minimum tax withholding on restricted stock awards	(740)	—	—	—	(740)
Excess tax benefit from stock-based compensation	1,359	—	—	—	1,359
Capital contribution from noncontrolling interest in a joint venture	—	(1,096)	2,188	—	1,092
Net cash provided by (used in) financing activities	10,462	(3,812)	2,188	—	8,838
Effect of exchange rate changes on cash	—	—	(6,135)	—	(6,135)
Net increase (decrease) in cash	—	139,236	(11,714)	—	127,522
Cash at beginning of period	44	59,630	32,260	—	91,934
Cash at end of period	$44	$198,866	$20,546	$—	$219,456

Schedule II—Valuation and Qualifying Accounts
Syniverse Holdings, Inc.
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Write-offs of	Balance
	Beginning	Costs and	Uncollectible	at end
Description	of Period	Expenses	Accounts	of Period
Allowance for doubtful accounts:
Predecessor
Year ended December 31, 2010	$1,470	$1,388	$(305)	$2,553
Period January 1 through January 12, 2011	$2,553	$46	$(18)	$2,581
Successor
Period January 13 through December 31, 2011	$2,581	$1,436	$(1,252)	$2,765
Year ended December 31, 2012	$2,765	$864	$(629)	$3,000
____________________

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance
	Beginning	Costs and		at end
Description	of Period	Expenses	Deductions	of Period
Allowance for credit memos:
Predecessor
Year ended December 31, 2010	$5,820	$8,102	$(8,972)	$4,950
Period January 1 through January 12, 2011	$4,950	$164	$(84)	$5,030
Successor
Period January 13 through December 31, 2011	$5,030	$14,777	$(15,198)	$4,609
Year ended December 31, 2012	$4,609	$8,135	$(5,832)	$6,912
____________________

Column A	Column B	Column C		Column D		Column E
	Balance at	Charged to				Balance
	Beginning	Costs and				at end
Description	of Period	Expenses		Deductions		of Period
Valuation allowance for deferred income taxes:
Predecessor
Year ended December 31, 2010	$14,643	$1,031	(1)	$(2,210)	(2)	$13,464
Period January 1 through January 12, 2011	$13,464	$727	(1)	$(664)	(2)	$13,527
Successor
Period January 13 through December 31, 2011	$13,527	$3,490	(1)	$(2,784)	(2)	$14,233
Year ended December 31, 2012	$14,233	$378	(1)	$(3,255)	(2)	$11,356
____________________

(1)	Recognition of additional valuation allowances.

(2)	Reduction related to partial reversal of valuation allowance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2013.

SYNIVERSE HOLDINGS, INC.
By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ JEFFERY S. GORDON	Chief Executive Officer, President and Director	March 6, 2013
Jeffery S. Gordon	(Principal Executive Officer)
/S/ JAMES A. ATTWOOD, JR.	Chairman of the Board of Directors	March 6, 2013
James A. Attwood, Jr.
/S/ TONY G. HOLCOMBE	Vice Chairman of the Board of Directors	March 6, 2013
Tony G. Holcombe
/S/ KEVIN L. BEEBE	Director	March 6, 2013
Kevin L. Beebe
/S/ STEPHEN C. GRAY	Director	March 6, 2013
Stephen C. Gray
/S/ MARK J. JOHNSON	Director	March 6, 2013
Mark J. Johnson
/s/ RAYMOND A. RANELLI	Director	March 6, 2013
Raymond A. Ranelli

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (1)
4.1
Indenture, dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)
#10.1	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and Jeffrey S. Gordon (1)
#10.2	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and Jeffrey S. Gordon (1)
#10.3	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and Alfredo T. de Cárdenas (1)
#10.4	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and Alfredo T. de Cárdenas (1)
#10.5	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and David W. Hitchcock (1)
#10.6	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and David W. Hitchcock (1)
#10.7	Consulting Agreement, effective July 1, 2011, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe (1)
**#10.8	Consulting Agreement, effective December 1, 2012, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe
#10.9	2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (1)
#10.10	Form of Stock Option Agreement for 2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (1)
10.11
Management Stockholders Agreement, dated April 6, 2011, by and among Buccaneer Holdings, Inc., certain Carlyle entities named therein, and certain individual stockholders who become parties thereto from time to time in accordance with the terms thereof (1)

#10.12	Form of Director Indemnification Agreement (1)
10.13
Credit Agreement, dated April 23, 2012 by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (4)

10.14	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (4)
10.15
Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (4)

10.16	Purchase Agreement, dated June 30, 2012, by and between Syniverse Holdings, Inc. and WP Roaming S.à r.l.(5)
10.17
Commitment Letter, dated June 29, 2012, by and between Syniverse Holdings, Inc. and Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA. (5)

*10.18	Credit Agreement, dated as of February 4, 2013, among Syniverse Magellan Finance, LLC, Barclays Bank PLC and other lenders party thereto.
*10.19
Amended Commitment Letter, dated January 28, 2013, by and between Syniverse Holdings, Inc. and Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA

**#10.20	Employment Agreement, dated November 14, 2011 among Buccaneer Holdings, Inc. and Scott A. Hatfield.
*12.1	Statement regarding computation of ratio of earnings to fixed charges
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

Exhibit No.	Description
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 10, 2006.

(3)	Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by Syniverse Holdings, Inc. on February 27, 2009 .

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 26, 2012.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 8, 2012.

*	Filed herewith

**	Furnished herewith

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

#	Management contract or compensatory plan or arrangement