Form 10-Q
period 2013-03-31
SYNIVERSE HOLDINGS INC
filed 2013-05-08
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at May 8, 2013 was 1,000.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$228,623	$232,195
Accounts receivable, net of allowances of $7,833 and $9,912, respectively	159,384	148,697
Deferred tax assets	6,270	11,942
Income taxes receivable	6,232	6,075
Prepaid and other current assets	29,766	25,195
Total current assets	430,275	424,104
Property and equipment, net	94,470	85,152
Capitalized software, net	194,904	202,114
Deferred costs, net	41,222	42,071
Goodwill	1,682,171	1,682,171
Identifiable intangibles, net	453,958	477,083
Deferred tax assets	7,341	1,290
Other assets	43,926	45,054
Total assets	$2,948,267	$2,959,039
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$24,800	$17,761
Income taxes payable	4,407	6,197
Accrued liabilities	74,431	79,590
Deferred revenues	7,004	5,711
Deferred tax liabilities	243	243
Current portion of capital lease obligation	6,292	3,943
Current portion of long-term debt, net of original issue discount	7,081	7,082
Total current liabilities	124,258	120,527
Long-term liabilities:
Deferred tax liabilities	209,321	212,676
Long-term capital lease obligation, net of current maturities	6,333	4,320
Long-term debt, net of current portion and original issue discount	1,396,358	1,398,136
Other long-term liabilities	26,815	26,953
Total liabilities	1,763,085	1,762,612
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,219,030	1,215,350
Accumulated deficit	(38,172)	(24,713)
Accumulated other comprehensive loss	(2,172)	(970)
Total Syniverse Holdings, Inc. stockholder equity	1,178,686	1,189,667
Noncontrolling interest	6,496	6,760
Total equity	1,185,182	1,196,427
Total liabilities and stockholder equity	$2,948,267	$2,959,039
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues	$183,882	$185,065
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	71,931	67,016
Sales and marketing	20,149	17,822
General and administrative	35,534	25,011
Depreciation and amortization	45,087	43,184
Restructuring and management termination benefits	1,058	374
	173,759	153,407
Operating income	10,123	31,658
Other income (expense), net:
Interest income	50	232
Interest expense	(26,844)	(26,534)
Other, net	(684)	1,314
	(27,478)	(24,988)
(Loss) income before (benefit from) provision for income taxes	(17,355)	6,670
(Benefit from) provision for income taxes	(4,308)	2,157
Net (loss) income	(13,047)	4,513
Net income attributable to noncontrolling interest	412	1,231
Net (loss) income attributable to Syniverse Holdings, Inc.	$(13,459)	$3,282

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net (loss) income	$(13,047)	$4,513
Other comprehensive loss (net of tax):
Foreign currency translation adjustment (1)	(1,087)	(452)
Other comprehensive loss	(1,087)	(452)
Comprehensive (loss) income	(14,134)	4,061
Less: comprehensive income attributable to noncontrolling interest	527	1,137
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(14,661)	$2,924

(1)	Foreign currency translation adjustments are shown net of income tax (benefit) expense of ($590) and $571 for the three months ended March 31, 2013 and 2012, respectively.
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Balance, December 31, 2011	1	$—	$1,208,365	$(21,472)	$2,400	$1,189,293	$4,820	$1,194,113
Net income	—	—	—	3,282	—	3,282	1,231	4,513
Other comprehensive (loss) -
Foreign currency translation adjustment, net of tax	—	—	—	—	(358)	(358)	(94)	(452)
Stock-based compensation	—	—	2,688	—	—	2,688	—	2,688
Distribution to Buccaneer Holdings, Inc.	—	—	(22)	—	—	(22)	0	(22)
Balance, March 31, 2012 (Unaudited)	1	$—	$1,211,031	$(18,190)	$2,042	$1,194,883	$5,957	$1,200,840

Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$1,189,667	$6,760	$1,196,427
Net (loss) income	—	—	—	(13,459)	—	(13,459)	412	(13,047)
Other comprehensive (loss) income -
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,202)	(1,202)	115	(1,087)
Stock-based compensation	—	—	3,698	—	—	3,698	—	3,698
Distribution to noncontrolling interest	—	—	—	—	—	—	(791)	(791)
Distribution to Buccaneer Holdings, Inc.	—	—	(18)	—	—	(18)	—	(18)
Balance, March 31, 2013 (Unaudited)	1	$—	$1,219,030	$(38,172)	$(2,172)	$1,178,686	$6,496	$1,185,182
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(13,047)	$4,513
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,087	43,184
Amortization of deferred debt issuance costs and original issue discount	2,001	2,017
Allowance for uncollectible accounts	304	177
Allowance for credit memos	1,654	2,524
Deferred income tax benefit	(3,161)	(2,048)
Stock-based compensation	3,698	2,688
Other, net	964	801
Changes in operating assets and liabilities:
Accounts receivable	(13,196)	(10,256)
Income tax receivable or payable	(1,845)	2,780
Prepaid and other current assets	(4,616)	(1,998)
Accounts payable	7,090	1,599
Accrued liabilities and deferred revenues	(3,682)	(28,854)
Other assets and liabilities	(900)	545
Net cash provided by operating activities	20,351	17,672
Cash flows from investing activities
Capital expenditures	(19,085)	(9,887)
Net cash used in investing activities	(19,085)	(9,887)
Cash flows from financing activities
Debt issuance costs paid	(625)	—
Payments on capital lease obligation	(626)	(29)
Principal payments on Old Senior Credit Facility	—	(2,563)
Principal payments on New Senior Credit Facility	(2,375)	—
Distribution to Buccaneer Holdings, Inc.	(18)	(22)
Distribution to noncontrolling interest	(791)	—
Net cash used in financing activities	(4,435)	(2,614)
Effect of exchange rate changes on cash	(403)	(110)
Net (decrease) increase in cash	(3,572)	5,061
Cash at beginning of period	232,195	226,753
Cash at end of period	$228,623	$231,814

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$4,985	$—
Supplemental cash flow information
Interest paid	$34,083	$36,474
Income taxes paid	$698	$1,724

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
We are a leading global provider of technology solutions for mobile operators and the broader wireless ecosystem. Our integrated solutions enable wireless services across disparate networks, technologies and geographies. For nearly 25 years, we have served as an integral third-party intermediary to stakeholders across the telecommunications industry including mobile operators and enterprise customers, among others. Our product offerings include roaming clearinghouse and financial settlement services between operators; applications which facilitate connectivity across the wireless ecosystem; and text and multimedia message delivery services. We currently provide our services to nearly 740 telecommunications operators and to more than 150 enterprise customers in nearly 160 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2012 (the “2012 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2012 financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $134.6 million and $132.4 million as of March 31, 2013 and December 31, 2012, respectively.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in other, net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2013 and 2012, we recorded a foreign currency transaction loss of $0.7 million, and gain of $1.3 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss and is included in stockholder equity. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive (loss) income. Items within the statement of operations are translated at the average rates prevailing during the period.

Seasonality

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, Mobile Data Roaming (“MDR”) and roaming clearing house.

Segment Information

In accordance with the applicable accounting guidance, we have evaluated our portfolio of service offerings, reportable segments and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. We currently operate as a single operating segment, as our Chief Executive Officer reviews financial information on the basis of our unaudited condensed consolidated financial results for the purposes of making resource allocation decisions.

Revenues by service offerings were as follows:

	Three months ended March 31,
	2013	2012
(In thousands)	(Unaudited)
Network services	$87,713	$84,636
Messaging services	46,722	47,008
Roaming services	45,880	49,143
Other	3,567	4,278
Revenues	$183,882	$185,065

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three months ended March 31,
	2013	2012
(In thousands)	(Unaudited)
North America	$135,867	$141,938
Asia Pacific	16,266	16,361
Caribbean and Latin America	16,306	13,123
Europe, Middle East and Africa	15,443	13,643
Revenues	$183,882	$185,065

For the three months ended March 31, 2013 and 2012, we derived 68.8% and 71.2% of our revenues from customers in the United States, respectively. During the three months ended March 31, 2013 and 2012, we did not generate revenue in excess of 10% of total revenues in any other individual country.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	March 31, 2013	December 31, 2012
(In thousands)	(Unaudited)
North America	$274,544	$273,880
Asia Pacific	7,767	6,307
Caribbean and Latin America	193	219
Europe, Middle East and Africa	6,870	6,860
Total long-lived assets, net	$289,374	$287,266

3. Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which is included in the ASC in Topic 350 “Intangibles-Goodwill and Other”. ASU 2012-02 permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If a greater than 50 percent likelihood exists that the indefinite-lived intangible asset is impaired then the quantitative impairment test, as described in Topic 350, must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any indefinite-lived intangible assets and proceed directly to performing the quantitative impairment test by comparing the fair value with the carrying amount as described in Topic 350. A company may resume performing the qualitative assessment in any subsequent period. This accounting standard was effective for our financial statements beginning January 1, 2013. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard was effective for our financial statements beginning January 1, 2013. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
(In thousands)	(Unaudited)
Accrued payroll and related benefits	$16,780	$20,285
Accrued interest	20,068	29,353
Accrued network and data processing expenses	6,926	6,266
Accrued revenue share expenses	4,397	2,288
Other accrued liabilities	26,260	21,398
Total accrued liabilities	$74,431	$79,590

5. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2013, and 2012, was a benefit of 24.8% and an expense of 32.3%, respectively. The change in our effective tax rate was chiefly attributable to certain favorable permanent items and a shift in taxable income to lower foreign tax rate jurisdictions.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return under Buccaneer Holdings, Inc. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying unaudited condensed consolidated statements of operations.

6. Debt and Credit Facilities

Our total outstanding debt as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
(In thousands)	(Unaudited)
Senior Credit Facility:
Term Loan Facility, due 2019	$942,875	$945,250
Original issue discount	(14,436)	(15,032)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	1,403,439	1,405,218
Less: Current portion
Long-term debt, current portion	(9,500)	(9,500)
Original issue discount, current portion	2,419	2,418
Long-term debt	$1,396,358	$1,398,136

Maturities of long-term debt excluding original issue discount for each of the next five years and thereafter are as follows:

(In thousands)
Year ended December 31, 2013	$7,125
Year ended December 31, 2014	9,500
Year ended December 31, 2015	9,500
Year ended December 31, 2016	9,500
Year ended December 31, 2017	9,500
Thereafter	1,372,750
$1,417,875

During the second quarter of 2012, we incurred debt issuance costs of $19.7 million associated with our New Senior Credit Facility (as defined below) consisting of $9.5 million of original issue discount, $4.1 million of deferred financing fees and $6.1 million of interest expense. Amortization of original issue discount and deferred financing fees for the three months ended March 31, 2013 was $2.0 million and was related to our New Senior Credit Facility and Senior Notes (as defined below). Amortization of original issue discount and deferred financing fees for the three months ended March 31, 2012 was $2.0 million and was related to our Old Senior Credit Facility (as defined below) and Senior Notes.

Amortization is included in interest expense in the unaudited condensed consolidated statement of operations. The net book value of deferred financing fees included in the accompanying unaudited condensed consolidated balance sheets was as follows:

	March 31, 2013	December 31, 2012
(In thousands)	(Unaudited)
Prepaid and other current assets	$3,779	$3,709
Deferred costs, net (1)	41,222	42,071
Total	$45,001	$45,780
(1) Includes $0.6 million of financing fees related to our Delayed Draw Facility (as defined below).

Old Senior Credit Facility

On December 21, 2010, we entered into a senior credit facility consisting of a $150.0 million revolving credit facility and a $1,025.0 million Term Loan B (the “Old Senior Credit Facility”), and on January 13, 2011, our Old Senior Credit Facility became effective. The Old Senior Credit Facility was used to fund, in part, the Carlyle merger. The Company received net proceeds of $1,012.5 million after payment of upfront fees of $12.5 million to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We recorded the upfront fees as an original issue discount to be amortized over the life of the debt using the effective interest method. In addition, we incurred debt issuance costs of $36.2 million.

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

New Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “New Credit Agreement”) with Buccaneer Holdings, Inc. (“Holdings”), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. We received net proceeds of $940.5 million under the Term Loan Facility and paid upfront fees of $11.3 million. The proceeds from the New Senior Credit Facility plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Term Loan Facility using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $148.1 million of unused commitments under this facility, including an outstanding Euro letter of credit of $1.9 million at March 31, 2013 and December 31, 2012, respectively. This is considered a reduction against the facility under the credit agreement.

During the second quarter of 2012, we incurred additional debt issuance costs of $8.3 million in connection with the refinancing, which was determined to be a partial debt modification and partial debt extinguishment under the applicable accounting guidance. We thus recorded $6.1 million to interest expense related to the modification and recorded the remaining $2.2 million as deferred financing fees, of which $1.2 million is being amortized over the life of the Term Loan Facility and

$1.0 million is being amortized over the life of the Revolving Credit Facility. We recorded additional debt extinguishment costs of $6.5 million related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility in the debt extinguishment costs line item on the unaudited condensed consolidated statement of operations.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by up to (i) $425.0 million plus (ii) an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Our Term Loan Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facility and (iii) the date the loans under the Term Loan Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facility will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the New Credit Agreement.

Effective September 30, 2012, our Term Loan Facility amortizes in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

We may voluntarily prepay loans or reduce commitments under our New Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. We must prepay our Term Loan Facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our New Senior Credit Facility unless specifically incurred to refinance a portion of our New Senior Credit Facility) and, for the year ended December 31, 2013 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the three months ended March 31, 2013.

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our direct wholly owned subsidiary, entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). The financial institutions and lenders will fund the term loans under the Delayed Draw Facility when certain conditions specified in the Delayed Draw Credit Agreement are satisfied, including:

•
the consummation of the Acquisition (as defined in Note 8) substantially concurrently with the initial funding under the Delayed Draw Facility in accordance with the terms of the Purchase Agreement (as defined in Note 8) without giving effect to any modification, amendment, consent or waiver material and adverse to the lenders without the consent of the commitment parties;

•	the accuracy of certain major representations, as described in the Delayed Draw Credit Agreement;

•	the absence of certain major events of default, as described in the Delayed Draw Credit Agreement;

•	the consummation of the Refinancing (as defined in Note 8) substantially concurrently with the initial borrowing under the Delayed Draw Facility;

•	the delivery of financial statements, as described in the Delayed Draw Credit Agreement;

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

Under the Delayed Draw Credit Agreement, Finance Sub is required to merge with and into us, with Syniverse Holdings, Inc. as the surviving entity (the “Finance Sub Merger”) following the initial borrowing under the Delayed Draw Facility (such date, the “Funding Date”) and consummation of the Acquisition. In connection with the Finance Sub Merger, we will assume the obligations of Finance Sub under the Delayed Draw Facility. Moreover, the Delayed Draw Credit Agreement contains a covenant requiring us to use commercially reasonable efforts to refinance the Delayed Draw Facility with incremental loans under the New Credit Agreement with an identical maturity, amortization, interest rate and floors to those described below (the “Takeout”). This obligation terminates 30 days after the Funding Date. We are not obligated to effectuate the Takeout if we determine, in good faith, that it would result in adverse tax consequences to us.

The Delayed Draw Facility will mature the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of Senior Notes remain outstanding on the First Springing Maturity Date, the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the Second Springing Maturity Date, the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

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

After the Finance Sub Merger, our obligations under the Delayed Draw Facility will be guaranteed by Holdings and each of our Subsidiary Guarantors as described in Note 12 (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing the Delayed Draw Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which we and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the Delayed Draw Facility would result in a material adverse tax consequence, and will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions)). The guarantee by Holdings will contain a negative covenant restricting the activities of Holdings subject to customary exceptions.

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

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Interest on the notes must be paid on January 15 and July 15 of each year.

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

We incurred financing fees of $20.4 million in connection with the issuance of the Senior Notes which are amortized over the term of the notes using the effective interest method.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three months ending March 31, 2013 and 2012.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts and fair values of our long-term debt as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
New Senior Credit Facility	$942,875	$951,125	$945,250	$958,247
Senior Notes	475,000	523,688	475,000	515,375

The fair values of the New Senior Credit Facility and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

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

At the closing of the Acquisition, Syniverse Holdings, Inc. will pay to the Seller an amount equal to approximately €172.7 million (the “Base Amount”), subject to adjustment, plus €0.3 million per month from December 31, 2011 through the closing date of the Acquisition. The Purchase Agreement reflects a “locked box” approach, such that Syniverse Holdings, Inc. will acquire WP Roaming with economic effect from December 31, 2011. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30.0 million (the “Deposit”) which is recorded in Other assets on the unaudited condensed consolidated balance sheets.

In addition, at the closing of the Acquisition, Syniverse Holdings, Inc. shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests (the “Refinancing”). The Seller has covenanted in the Purchase Agreement that the principal amounts repayable (excluding interest and any other fees, costs and expenses relating thereto) will not exceed approximately €348.0 million and $89.0 million. As of the lockbox date of December 31, 2011, cash consideration would have been approximately €550.0 million.

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

The Purchase Agreement will terminate automatically if (i) a Relevant Competition Authority enjoins the transaction or the closing conditions described above have not been satisfied as of the Longstop Date; (ii) one of several specified subsidiaries of WP Roaming experiences an insolvency situation as of the closing date; or (iii) the marketing period for Syniverse Holdings, Inc.’s financing has not completed by the Longstop Date. Upon automatic termination of the Purchase Agreement, Syniverse Holdings, Inc. will pay a termination fee of €60.0 million (against which the Deposit will be credited). In addition, Syniverse Holdings, Inc. may terminate the Purchase Agreement if WP Roaming’s existing lenders cannot confirm the release of all security interests under WP Roaming’s existing financing agreements effective as of the closing of the Acquisition. If the Purchase Agreement is so terminated, the Seller will retain the Deposit but Syniverse Holdings, Inc. will not be obligated to pay an additional fee.

The Purchase Agreement provides that Syniverse Holdings, Inc. will be indemnified for breaches of the Seller’s pre-closing covenants and representations, subject to certain limitations.

The Company received a Statement of Objections in connection with the proposed Acquisition from the European Commission in March 2013. The Statement of Objections is limited to the markets of Data Clearing and Near Real-Time Roaming Data Exchange. The Statement of Objections is a normal step in the second phase merger review procedure. It sets out a provisional position of the Commission and does not prejudge the final outcome of the case. The Company has since been in discussions with the Commission in order to resolve the competition issues identified by the Commission with the goal of completing this transaction in the second quarter of 2013.

Amended Commitment Letter

On June 29, 2012, the Company entered into a debt financing commitment letter (the “Commitment Letter”) with Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank (the “Commitment Parties”).

Pursuant to the Commitment Letter, certain of the Commitment Parties will act as the initial lenders, joint lead arrangers and joint bookrunners with respect to a $700.0 million senior secured credit facility (the “Acquisition Term Loan Facility”) and a backstop facility which will be available if and to the extent that the Company is unable to incur all or a portion of the Acquisition Term Loan Facility in compliance with its existing financing agreements on the closing date of the Acquisition (the “Acquisition Backstop Facility”, and together with the Acquisition Term Loan Facility, the “Facilities”), each subject to the terms and conditions set forth in the Commitment Letter. Proceeds from the Facilities, together with the proceeds of any debt issued in lieu of the Acquisition Backstop Facility, and cash on hand at the Company will be used to finance the Acquisition and pay the fees and expenses related to the foregoing.

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

Other

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2013, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

9. Stock-Based Compensation

Effective April 6, 2011, Holdings established the 2011 Equity Incentive Plan (the "BHI Plan") for the employees, consultants, and directors of Holdings and its subsidiaries. The BHI plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Holdings will issue shares of common stock of Holdings to satisfy equity based compensation instruments.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
(In thousands)	2013	2012
Cost of operations	$239	$210
Sales and marketing	1,599	1,027
General and administrative	1,860	1,451
Total stock-based compensation	$3,698	$2,688

In February 2013, the Compensation Committee of the Board of Directors, utilizing the discretion afforded under the BHI Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

The following table summarizes our stock option activity for the three months ended March 31, 2013:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2012	8,150,003	$10.21
Granted	—	—
Exercised	(10,000)	10.00
Canceled or expired	(270,000)	10.22
Outstanding at March 31, 2013	7,870,003	$10.21

10. Restructuring and Management Termination Benefits

In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.3 million. During March 2013, we increased the reserve by $0.3 million. As of March 31, 2013, we have paid $2.1 million related to this plan.

     In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of March 31, 2013.

In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1.8 million in 2012 and an additional $0.1 million during the first quarter of 2013. We have paid $0.9 million related to this plan as of March 31, 2013.

In March 2013, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $0.6 million.

The following table shows the activity in our restructuring accruals for the three months ended March 31, 2013:

	December 31, 2012				March 31, 2013
(In thousands)	Balance	Additions	Payments	Reductions	Balance
December 2010 Plan	$189	$349	$—	$—	$538
December 2011 Plan	479	—	(158)	—	321
December 2012 Plan	1,663	100	(769)	—	994
March 2013 Plan	—	609	—	—	609
Total	$2,331	$1,058	$(927)	$—	$2,462

We expect to pay the remaining outstanding balances under each of these plans by the end of the second quarter of 2016.

11. Related Party Transactions
Consulting Agreement with Carlyle
On January 13, 2011 we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2013 and 2012, we recorded $1.0 million and $0.8 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses.
Consulting Agreement with Mr. Tony G. Holcombe
On December 1, 2012, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company in connection with a special project for a fee of $12,500 per month. The consulting agreement was effective December 1, 2012 and terminated on March 31, 2013.
12. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the Subsidiary Guarantors and the subsidiary non-guarantors for all periods presented to reflect the guarantor structure under the Senior Notes as discussed in Note 6. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by certain 100% owned domestic subsidiaries of Syniverse, Inc., including Syniverse Technologies LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation and The Rapid Roaming Company (collectively, the “Subsidiary Guarantors”). Highwoods Corporation, Syniverse Technologies B.V., Syniverse Technologies Holdings LLC, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$180,776	$47,847	$—	$228,623
Accounts receivable, net of allowances	—	136,500	22,884	—	159,384
Accounts receivable - affiliates	1,169,666	730,343	108,725	(2,008,734)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	1,217	3,892	1,161	—	6,270
Income taxes receivable	—	3,952	2,280	—	6,232
Prepaid and other current assets	3,884	17,727	8,155	—	29,766
Total current assets	1,174,767	1,073,190	205,946	(2,023,628)	430,275
Property and equipment, net	—	82,173	12,297	—	94,470
Capitalized software, net	—	192,371	2,533	—	194,904
Deferred costs, net	40,597	625	—	—	41,222
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	451,411	2,547	—	453,958
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	—	—	7,341	—	7,341
Other assets	—	43,526	400	—	43,926
Investment in subsidiaries	1,621,937	110,378	—	(1,732,315)	—
Total assets	$2,837,301	$3,635,845	$238,247	$(3,763,126)	$2,948,267

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$19,288	$5,512	$—	24,800
Accounts payable - affiliates	230,358	1,709,095	69,281	(2,008,734)	—
Income taxes payable	—	—	4,407	—	4,407
Accrued liabilities	19,818	43,131	11,482	—	74,431
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	3,722	3,282	—	7,004
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	6,135	157	—	6,292
Current portion of long-term debt, net of original issue discount	7,081	—	—	—	7,081
Total current liabilities	257,257	1,796,265	94,364	(2,023,628)	124,258
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	5,000	189,141	15,180	—	209,321
Long-term capital lease obligation, net of current maturities	—	6,128	205	—	6,333
Long-term debt, net of current portion and original issue discount	1,396,358	—	—	—	1,396,358
Other long-term liabilities	—	15,191	11,624	—	26,815
Total liabilities	1,658,615	2,013,908	121,373	(2,030,811)	1,763,085

Stockholder equity:
Common stock	—	—	981	(981)	—
Additional paid-in capital	1,219,030	1,498,572	45,740	(1,544,312)	1,219,030
(Accumulated deficit) retained earnings	(38,172)	122,368	73,322	(195,690)	(38,172)
Accumulated other comprehensive (loss) income	(2,172)	997	(3,169)	2,172	(2,172)
Total Syniverse Holdings Inc. stockholder equity	1,178,686	1,621,937	116,874	(1,738,811)	1,178,686
Noncontrolling interest	—	—	—	6,496	6,496
Total equity	1,178,686	1,621,937	116,874	(1,732,315)	1,185,182
Total liabilities and stockholder equity	$2,837,301	$3,635,845	$238,247	$(3,763,126)	$2,948,267

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$159,077	$24,805	$—	$183,882
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	61,807	10,124	—	71,931
Sales and marketing	—	14,679	5,470	—	20,149
General and administrative	—	35,580	(46)	—	35,534
Depreciation and amortization	—	43,386	1,701	—	45,087
Restructuring and management termination benefits	—	709	349	—	1,058
	—	156,161	17,598	—	173,759
Operating income	—	2,916	7,207	—	10,123
Other income (expense), net:
Income from equity investment	8,247	13,370	—	(21,617)	—
Interest income	—	2	48	—	50
Interest expense	(26,652)	(180)	(12)	—	(26,844)
Other, net	—	(787)	450	(347)	(684)
	(18,405)	12,405	486	(21,964)	(27,478)
(Loss) income before (benefit from) provision for income taxes	(18,405)	15,321	7,693	(21,964)	(17,355)
(Benefit from) provision for income taxes	(5,293)	7,074	(6,089)	—	(4,308)
Net (loss) income	(13,112)	8,247	13,782	(21,964)	(13,047)
Net income attributable to noncontrolling interest	—	—	—	412	412
Net (loss) income attributable to Syniverse Holdings, Inc.	$(13,112)	$8,247	$13,782	$(22,376)	$(13,459)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(13,112)	$8,247	$13,782	$(21,964)	$(13,047)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of $590	—	—	(1,087)	—	(1,087)
Other comprehensive loss	—	—	(1,087)	—	(1,087)
Comprehensive (loss) income	(13,112)	8,247	12,695	(21,964)	(14,134)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	527	527
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(13,112)	$8,247	$12,695	$(22,491)	$(14,661)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(13,112)	$8,247	$13,782	$(21,964)	$(13,047)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	43,386	1,701	—	45,087
Amortization of deferred debt issuance costs and original issue discount	2,001	—	—	—	2,001
Allowance for uncollectible accounts	—	330	(26)	—	304
Allowance for credit memos	—	1,839	(185)	—	1,654
Deferred income tax (benefit) expense	(5,293)	8,182	(6,050)	—	(3,161)
Income from equity investment	(8,247)	(13,370)	—	21,617	—
Stock-based compensation	3,698	—	—	—	3,698
Other, net	—	—	617	347	964
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(13,711)	515	—	(13,196)
Accounts receivable - affiliates	(3,712)	(103,054)	106,766	—	—
Income tax receivable or payable	—	(180)	(1,665)	—	(1,845)
Prepaid and other current assets	35	(2,072)	(2,579)	—	(4,616)
Accounts payable	—	5,107	1,983	—	7,090
Accounts payable - affiliates	36,382	75,415	(111,797)	—	—
Accrued liabilities and deferred revenues	(9,359)	5,474	203	—	(3,682)
Other assets and liabilities	—	2,601	(3,501)	—	(900)
Net cash provided by (used in) operating activities	2,393	18,194	(236)	—	20,351
Cash flows from investing activities
Capital expenditures	—	(16,278)	(2,807)	—	(19,085)
Net cash used in investing activities	—	(16,278)	(2,807)	—	(19,085)
Cash flows from financing activities
Debt issuance costs paid	—	(625)	—	—	(625)
Payments on capital lease obligation	—	(587)	(39)	—	(626)
Principal Payments on New Senior Credit Facility	(2,375)	—	—	—	(2,375)
Distributions to Buccaneer Holdings, Inc.	(18)	—	—	—	(18)
Distribution of noncontrolling interest	—	—	(791)	—	(791)
Net cash used in financing activities	(2,393)	(1,212)	(830)	—	(4,435)
Effect of exchange rate changes on cash	—	(2,797)	2,394	—	(403)
Net decrease in cash	—	(2,093)	(1,479)	—	(3,572)
Cash at beginning of period	—	182,869	49,326	—	232,195
Cash at end of period	$—	$180,776	$47,847	$—	$228,623

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$182,869	$49,326	$—	$232,195
Accounts receivable, net of allowances	—	124,937	23,760	—	148,697
Accounts receivable - affiliates	1,166,304	628,810	93,267	(1,888,381)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	6,460	4,321	1,161	—	11,942
Income taxes receivable	—	3,604	2,471	—	6,075
Prepaid and other current assets	3,851	15,647	5,697	—	25,195
Total current assets	1,176,615	960,188	190,576	(1,903,275)	424,104
Property and equipment, net	—	74,945	10,207	—	85,152
Capitalized software, net	—	198,936	3,178	—	202,114
Deferred costs, net	42,071	—	—	—	42,071
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	474,200	2,883	—	477,083
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	—	—	1,290		1,290
Other assets	—	44,793	261	—	45,054
Investment in subsidiaries	1,603,922	96,861	—	(1,700,783)	—
Total assets	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,213	$3,548	$—	$17,761
Accounts payable - affiliates	193,976	1,635,043	59,362	(1,888,381)	—
Income taxes payable	—	—	6,197	—	6,197
Accrued liabilities	29,178	39,216	11,196	—	79,590
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	2,346	3,365	—	5,711
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	3,791	152	—	3,943
Current portion of long term debt, net of original issue discount	7,082	—	—	—	7,082
Total current liabilities	230,236	1,709,503	84,063	(1,903,275)	120,527
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	4,569	192,361	15,746	—	212,676
Long-term capital lease obligation, net of current maturities	—	4,075	245	—	4,320
Long-term debt, net of current portion and original issue discount	1,398,136	—	—	—	1,398,136
Other long-term liabilities	—	15,050	11,903	—	26,953
Total liabilities	1,632,941	1,928,172	111,957	(1,910,458)	1,762,612

Stockholder equity:
Common stock	—	—	207	(207)	—
Additional paid-in capital	1,215,350	1,489,267	45,377	(1,534,644)	1,215,350
(Accumulated deficit) retained earnings	(24,713)	114,122	59,540	(173,662)	(24,713)
Accumulated other comprehensive (loss) income	(970)	533	(1,503)	970	(970)
Total Syniverse Holdings Inc. stockholder equity	1,189,667	1,603,922	103,621	(1,707,543)	1,189,667
Noncontrolling interest	—	—	—	6,760	6,760
Total equity	1,189,667	1,603,922	103,621	(1,700,783)	1,196,427
Total liabilities and stockholder equity	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$161,971	$23,094	$—	$185,065
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	58,447	8,569	—	67,016
Sales and marketing	—	12,767	5,055	—	17,822
General and administrative	—	26,343	(1,332)	—	25,011
Depreciation and amortization	—	41,638	1,546	—	43,184
Restructuring and management termination benefits	—	399	(25)	—	374
	—	139,594	13,813	—	153,407
Operating income	—	22,377	9,281	—	31,658
Other income (expense), net:
Income from equity investment	23,155	7,219	—	(30,374)	—
Interest income	—	62	170	—	232
Interest expense	(26,534)	—	—	—	(26,534)
Other, net	—	91	1,223	—	1,314
	(3,379)	7,372	1,393	(30,374)	(24,988)
(Loss) income before provision for (benefit from) income taxes	(3,379)	29,749	10,674	(30,374)	6,670
(Benefit from) provision for income taxes	(6,661)	6,594	2,224	—	2,157
Net income	3,282	23,155	8,450	(30,374)	4,513
Net income attributable to noncontrolling interest	—	—	—	1,231	1,231
Net income attributable to Syniverse Holdings, Inc.	$3,282	$23,155	$8,450	$(31,605)	$3,282

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$3,282	$23,155	$8,450	$(30,374)	$4,513
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $571	—	—	(452)	—	(452)
Other comprehensive loss	—	—	(452)	—	(452)
Comprehensive income	3,282	23,155	7,998	(30,374)	4,061
Less: comprehensive income attributable to noncontrolling interest	—	—	—	1,137	1,137
Comprehensive income attributable to Syniverse Holdings, Inc.	$3,282	$23,155	$7,998	$(31,511)	$2,924

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$3,282	$23,155	$8,450	$(30,374)	$4,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	41,638	1,546	—	43,184
Amortization of deferred debt issuance costs and original issue discount	2,017	—	—	—	2,017
Allowance for uncollectible accounts	—	141	36	—	177
Allowance for credit memos	—	1,754	770	—	2,524
Deferred income tax expense (benefit)	3,566	(5,567)	(47)	—	(2,048)
Income from equity investment	(23,155)	(7,219)	—	30,374	—
Stock-based compensation	2,688	—	—	—	2,688
Other, net	—	805	(4)	—	801
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(6,736)	(3,520)	—	(10,256)
Accounts receivable - affiliates	26,185	(205)	(5,046)	(20,934)	—
Income tax receivable or payable	—	4,154	(1,374)	—	2,780
Prepaid and other current assets	(113)	(1,292)	(593)	—	(1,998)
Accounts payable	—	1,421	178	—	1,599
Accounts payable - affiliates	—	(21,230)	296	20,934	—
Accrued liabilities and deferred revenues	(11,885)	(15,779)	(1,190)	—	(28,854)
Other assets and liabilities	—	479	66	—	545
Net cash provided by (used in) operating activities	2,585	15,519	(432)	—	17,672
Cash flows from investing activities
Capital expenditures	—	(9,244)	(643)	—	(9,887)
Net cash used in investing activities	—	(9,244)	(643)	—	(9,887)
Cash flows from financing activities
Payments on capital lease obligation	—	(29)	—	—	(29)
Principal payment on Old Senior Credit Facility	(2,563)	—	—	—	(2,563)
Distributions to Buccaneer Holdings, Inc.	(22)	—	—	—	(22)
Net cash used in financing activities	(2,585)	(29)	—	—	(2,614)
Effect of exchange rate changes on cash	—	—	(110)	—	(110)
Net increase (decrease) in cash	—	6,246	(1,185)	—	5,061
Cash at beginning of period	44	201,750	24,959	—	226,753
Cash at end of period	$44	$207,996	$23,774	$—	$231,814

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
All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for our future business and financial performance and/or the performance of the global telecommunications industry and economy generally. Such forward-looking statements include, without limitation, statements regarding:

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

•
the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our New Senior Credit Facility (as defined under Note 6 to the unaudited condensed consolidated financial statements) to fund our operations, debt service and capital expenditures.

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
The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	system failures, delays and other problems;

•	security breaches;

•	the loss of major customers and the resulting decrease in revenue;

•	the lack of minimum payments in our customer contracts;

•	future consolidation among our customers that may cause decreased transaction volume and/or a reduction in our pricing;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	intense competition in our market for services and the advantages that many of our competitors have or may develop over us, through acquisitions or technological innovations;

•	customer migrations from our services to in-house solutions;

•	the failure to achieve or sustain desired pricing levels or transaction volumes;

•	certain risks with our continued expansion into international markets, including risks associated with anti-corruption laws and international tax compliance;

•	the costs and difficulties of acquiring and integrating complementary businesses and technologies, including the pending Acquisition (as defined in Note 8);

•	the inability of our customers to successfully implement our services;

•	the risk exposure related to our reliance on third-party providers for communications software, hardware and infrastructure;

•	our inability to develop or maintain relationships with material vendors;

•	fluctuations in currency exchange rates;

•	the failure to obtain additional capital on acceptable terms, or at all;

•	the impairment of our intangible assets or goodwill;

•	regulations affecting our customers and us and future regulations to which they or we become subject;

•	the capacity limits on our network and application platforms and inabilities to expand and upgrade our systems to meet demand;

•	the inability to obtain or retain licenses or authorizations that may be required to sell our services internationally;

•	the failure to protect our intellectual property rights;

•	claims that we are in violation of intellectual property rights of others and any indemnities to our customers that may result therefrom;

•	the loss of key personnel and the potential inability to successfully attract and retain personnel;

•	unfavorable general economic conditions in the U.S. or in other major global markets;

•	our exposure to, and the expense of defending and resolving, lawsuits that arise in the ordinary course of business;

•	other factors disclosed in this Quarterly Report on Form 10-Q; and

•	other factors beyond our control.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as otherwise may be required by law.

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013, as well as the unaudited condensed consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Business

In today’s evolving and highly competitive wireless industry, a key priority is the need to provide a seamless user experience to mobile subscribers across varied networks, devices, standards, and content types. When subscribers communicate on their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is easily achieved. However, when subscribers roam on other networks or communicate with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and incompatible technologies, networks and devices. The latter scenario requires inter-carrier roaming agreements and physical access by the mobile operator to other mobile operators’ networks. It is often preferable to have a neutral and trusted third-party intermediary, such as Syniverse Holdings, Inc., sit between mobile operators.
We clear, process, route, translate and transport over two billion transactions on average each day. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also operate a secure physical network infrastructure, consisting of 21 data centers globally, of which 17 are network points-of-presence, that provide the connections required to complete these transactions. Such connections can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services, mobile operators enable their subscribers to make phone calls, send and receive text messages, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.
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

•
Signaling solutions provide cost effective connectivity to other networks, thereby avoiding the cost and complexity of managing individual network connections with multiple operators, and facilitate the signaling requirements for call delivery and Short Messaging Service (“SMS”) delivery when roaming on Global System for Mobile Communication (“GSM”) and Code Division Multiple Access (“CDMA”) Networks around the world. We have recently enhanced this platform to address interoperability for 4G devices to enable effective, real-time communication between devices on 4G networks and devices on networks that utilize other technology. For example, this platform now supports communication between 4G and 3G networks.

•
Interstandard roaming solutions and MDR services enable CDMA roaming. Interstandard roaming solutions allow certain CDMA handsets to roam on GSM networks. MDR services allow CDMA data devices to roam on other CDMA operator networks.

•	Call setup and tear down involves the process of retrieving, processing and routing information in order for a call to transpire.

•
IP platform solutions enable operators a means of secure transport of roaming, messaging, interworking packet exchange (“IPX”) and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customers’ networks.

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
Messaging services. We provide mobile operators with routing, translation and delivery services for SMS and Multimedia Messaging Service (“MMS”) messages sent from one operator’s network to another. While mobile operators have routing and delivery capabilities for subscribers within their own networks, they do not generally have an efficient way to directly route and deliver messages to other operators’ networks as this would require a direct connection with each of over a thousand mobile operators throughout the world, as well as sophisticated translation capabilities between numerous mobile standards. Once one of our customers has determined that an SMS or an MMS message needs to be delivered outside of its network, the message is sent to us. From there, we determine where the message is going, translate the message so it can be read by the receiving network and deliver it. This is known as Peer-to-Peer (“P2P”) messaging. As part of our enterprise messaging business, known as Application-to-Peer (“A2P”) messaging, we provide enterprise customers with routing, translation and delivery services for direct communication with their customers and employees via SMS and MMS alerts.
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
Executive Overview
Financial Highlights
For the three months ended March 31, 2013, revenues decreased $1.2 million, or 0.6% to $183.9 million from $185.1 million for the three months ended March 31, 2012. The decrease was primarily driven by a contract renewal with Verizon Wireless which was executed at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012. The impact of the reduced pricing was partially offset by transaction volume increases in our Network service offering, specifically MDR. For the three months ended March 31, 2013, cost of operations increased $4.9 million due primarily to higher message termination fees, network costs and data processing and hosting costs, partially offset by lower revenue share cost resulting from a decline in the associated revenue. Sales, marketing, general and administrative expenses increased $12.9 million, mainly driven by higher professional services costs of $6.5 million primarily associated with business development activities including our pending acquisition (as further discussed below), an increase in headcount as compared to the prior year and higher performance- and stock-based compensation. Depreciation and amortization expenses increased $1.9 million to $45.1 million for the three months ended March 31, 2013 from $43.2 million for the same period in 2012 primarily due to internally developed software amortization and the depreciation and amortization of assets acquired under capital leases. Restructuring and management termination benefits expense increased 0.7 million due to severance costs resulting from our March 2013 restructuring plan and additions to our December 2010 restructuring plan. Operating income decreased $21.5 million to $10.1 million for the three months ended March 31, 2013 from $31.7 million for the same period in 2012.

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

At the closing of the Acquisition, we will pay to the Seller an amount equal to €172.7 million, subject to adjustment, plus €0.3 million per month from December 31, 2011 through the closing date of the Acquisition. In addition, at the closing of the Acquisition, we shall, on behalf of WP Roaming, pay all amounts outstanding to WP Roaming’s third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30.0 million that is recorded in other assets.

Refer to Note 8 to the unaudited condensed consolidated financial statements for additional information regarding this pending business acquisition.

Delayed Draw Facility

On February 4, 2013, Syniverse Magellan Finance, LLC, our direct wholly-owned subsidiary entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other lenders from time to time, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). The lenders will fund the term loans under the Delayed Draw Facility when certain conditions are satisfied, including the consummation of the Acquisition discussed above.

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

The Delayed Draw Facility will mature the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of our Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Refer to Note 6 to our unaudited condensed consolidated financial statements for additional detail regarding the Delayed Draw Facility.

Verizon Wireless Renewal

In September 2011, contracts with Verizon Wireless, our largest customer, expired. Verizon Wireless uses a large suite of our services for its data clearing and roaming operations – products such as inter-standard roaming solutions, MDR, data clearing house, RTI tools and a number of other services. During the second quarter of 2012, a renewal was completed at substantially similar terms and reduced pricing effective May 1, 2012 for a four year term.

Senior Credit Facility Refinancing

On April 23, 2012, we refinanced our Old Senior Credit Facility (as defined in Note 6 to our unaudited condensed consolidated financial statements) and entered into a credit agreement (the “New Credit Agreement”) with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Term Loan Facility”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. In conjunction with this refinancing, we utilized $81.2 million of cash to pay down the principal balance of the term loan under the Old Senior Credit Facility of approximately $62.2 million, pay the original issue discount on the New Senior Credit Facility of $9.5 million, $9.0 million in financing costs and $0.5 million of accrued interest and fees for the Old Senior Credit Facility.

Refer to Note 6 to the unaudited condensed consolidated financial statements for additional detail regarding the New Senior Credit Facility.
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
Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization and restructuring and management termination benefits expenses.

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

•	Restructuring and management termination benefits represents termination costs including severance, benefits and other employee related costs as well as contract termination costs.

Results of Operations
The following table presents an overview of our results of operations for the three months ended March 31, 2013 and 2012:

	Three months		Three months		Three months ended March 31,
	ended March 31,	% of	ended March 31,	% of	2013 vs.	2013 vs.
(In thousands)	2013	Revenues	2012	Revenues	2012 $	2012%
Revenues:
Network services	$87,713	47.7%	$84,636	45.7%	$3,077	3.6%
Messaging services	46,722	25.4%	47,008	25.4%	(286)	(0.6)%
Roaming services	45,880	25.0%	49,143	26.6%	(3,263)	(6.6)%
Other	3,567	1.9%	4,278	2.3%	(711)	(16.6)%
Revenues	183,882	100.0%	185,065	100.0%	(1,183)	(0.6)%
Costs and expenses:
Cost of operations	71,931	39.1%	67,016	36.2%	4,915	7.3%
Sales and marketing	20,149	11.0%	17,822	9.6%	2,327	13.1%
General and administrative	35,534	19.3%	25,011	13.5%	10,523	42.1%
Depreciation and amortization	45,087	24.5%	43,184	23.3%	1,903	4.4%
Restructuring and management termination benefits	1,058	0.6%	374	0.2%	684	182.9%
	173,759	94.5%	153,407	82.8%	20,352	13.3%
Operating income (loss)	10,123	5.5%	31,658	17.2%	(21,535)	(68.0)%
Other income (expense), net:
Interest income	50	0.0%	232	0.1%	(182)	(78.4)%
Interest expense	(26,844)	(14.6)%	(26,534)	(14.3)%	(310)	1.2%
Other, net	(684)	(0.3)%	1,314	0.7%	(1,998)	(152.1)%
	(27,478)	(14.9)%	(24,988)	(13.5)%	(2,490)	10.0%
(Loss) income before (benefit from) provision for income taxes	(17,355)	(9.4)%	6,670	3.7%	(24,025)	(360.2)%
(Benefit from) provision for income taxes	(4,308)	(2.3)%	2,157	1.2%	(6,465)	(299.7)%
Net (loss) income	(13,047)	(7.1)%	4,513	2.5%	(17,560)	(389.1)%
Net income attributable to noncontrolling interests	412	0.2%	1,231	0.7%	(819)	(66.5)%
Net (loss) income attributable to Syniverse Holdings, Inc.	$(13,459)	(7.3)%	$3,282	1.8%	$(16,741)	(510.1)%
Revenues
Revenues decreased $1.2 million to $183.9 million for the three months ended March 31, 2013 from $185.1 million for the same period in 2012. The decline in revenues was primarily due to the impact of the Verizon Wireless contract renewal at lower pricing, the impact of lower pricing for other customer contract renewals that took place in the second quarter of 2012 and the timing of completed projects in our Asia-Pacific turnkey operations service offering. These declines were partially offset by new business and volume growth in the first quarter of 2013 as compared to the prior year period.

Network services revenue increased $3.1 million, or 3.6%, to $87.7 million for the three months ended March 31, 2013 from $84.6 million for the same period in 2012. While continued volume increases contributed a $3.0 million increase in MDR revenue, volume growth was tempered by a Sprint network build-out which resulted in fewer Sprint customers roaming while on other networks. The increase in MDR revenue was offset in part by the pricing impact of customer contract renewals. In addition, volume growth in our signaling solution and our IPX solutions contributed a revenue increase of $1.5 million and $1.0 million, respectively. These increases were partially offset by declines in wireless local number portability of $2.1 million.
Messaging services revenue decreased $0.3 million, or 0.6%, to $46.7 million for the three months ended March 31, 2013 from $47.0 million for the same period in 2012. The decrease is primarily due to the impact of lower pricing for customer contract renewals on SMS/MMS transactions, a decline in SMS volumes, and, to a lesser extent, a decline in Picturemail revenue resulting from contractual price reductions from a 2010 renewal that included progressive rate reductions through the end of the contract term. These decreases were partially offset by a revenue increase of $2.5 million in our enterprise messaging product driven by continued volume growth and new product offerings within our SMS business which generated revenue of approximately $1.6 million.
Roaming services revenue decreased $3.3 million, or 6.6%, to $45.9 million for the three months ended March 31, 2013 from $49.1 million for the same period in 2012. The decrease was primarily driven by the pricing impact of the Verizon Wireless contract renewal and Sprint network build-out. While volume growth in our data clearing house continues to be predominantly driven by data sessions, we saw a slight improvement in SMS and voice sessions compared to the prior year first quarter.
Other services revenue decreased $0.7 million, or 16.6%, to $3.6 million for the three months ended March 31, 2013 from $4.3 million for the same period in 2012 due to the timing of completion of customers’ projects.
Costs and Expenses
Cost of operations increased $4.9 million to $71.9 million for the three months ended March 31, 2013 from $67.0 million for the three months ended March 31, 2012. The table below summarizes our cost of operations by category of spending.

	Three months ended March 31,		Increase/	Increase/
(In thousands)	2013	2012	(Decrease) $	(Decrease) %
Cost of operations:
Headcount and related costs	$23,317	$22,630	$687	3.0%
Variable costs	15,570	14,100	1,470	10.4%
Data processing, hosting and support costs	19,464	18,332	1,132	6.2%
Network costs	10,683	9,566	1,117	11.7%
Other operating related costs	2,897	2,388	509	21.3%
Cost of operations	$71,931	$67,016	$4,915	7.3%
The increase in headcount and related costs is primarily due to headcount supporting global business growth and new product development initiatives. Variable costs increased due primarily to higher volumes in our mobile enterprise services resulting in higher messaging termination fees, partially offset by a decline in revenue share cost resulting from a decline in the associated revenue. The increase in data processing, hosting and support costs is primarily due to investments in data center expansion to support additional capacity and additional network points of presence, as well as higher processing costs resulting from transactional volume growth. The increase in network costs is primarily driven by investments in our internal infrastructure to support global business growth. We intend to continue investing in our network infrastructure in the foreseeable future in order to support future growth opportunities. As a percentage of revenues, cost of operations increased to 39.1% for the three months ended March 31, 2013, from 36.2% for the three months ended March 31, 2012.
Sales and marketing expense increased $2.3 million to $20.1 million for the three months ended March 31, 2013 from $17.8 million for the same period in 2012. The increase is primarily due to higher headcount related costs of $0.9 million associated with the expansion of our global sales force to support growth in developing markets and higher performance-based compensation of $0.6 million. In addition, stock-based compensation increased $0.6 million compared to the prior year quarter driven by the modification to the vesting terms of certain 2012 equity awards (as discussed in Note 9). As a percentage of revenues, sales and marketing expense increased to 11.0% for the three months ended March 31, 2013 from 9.6% for the three months ended March 31, 2012.

General and administrative expense increased $10.5 million to $35.5 million for the three months ended March 31, 2013 from $25.0 million for the same period in 2012. The increase was primarily due to higher professional service costs of $6.5 million and higher headcount related costs of $2.2 million associated with additional resources to support global business growth and new product development initiatives. In addition, performance-based compensation increased $0.6 million and stock-based compensation increased $0.4 million driven by the modification to the vesting terms of certain 2012 equity awards. As a percentage of revenues, general and administrative expense increased to 19.3% for the three months ended March 31, 2013, from 13.5% for the three months ended March 31, 2012.
Depreciation and amortization expense increased $1.9 million to $45.1 million for the three months ended March 31, 2013 from $43.2 million for the same period in 2012. Amortization of internally developed software of $1.4 million drove the increase, as well as $1.3 million related to the depreciation and amortization of assets acquired under capital leases entered into during the last twelve months.
Restructuring and management termination benefits expense was $1.1 million for the three months ended March 31, 2013, driven by severance costs resulting from our March 2013 restructuring plan and additions to our December 2010 restructuring plan. See Note 10 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.
Other Income (Expense), net
Interest expense increased $0.3 million to $26.8 million for the three months ended March 31, 2013 from $26.5 million for the same period in 2012. The increase is primarily due to ticking fees which we will pay to Barclays Bank PLC as administrative agent to compensate for the time lag between the commitment allocation and actual funding for the Delayed Draw Facility. This increase was partially offset by the impact of a lower interest rate and lower outstanding debt balance resulting from the refinancing of our Old Senior Credit Facility in the second quarter of 2012. We expect to incur approximately $25.0 million of interest expense and $2.0 million of amortization of deferred financing fees on a quarterly basis.
Other, net decreased $2.0 million to a $0.7 million loss for the three months ended March 31, 2013 from a $1.3 million gain for the same period in 2012. The decrease was primarily due to foreign currency transactions on foreign denominated cash balances and intercompany accounts as a result of our global presence.

(Benefit From) Provision for Income Taxes

We recorded an income tax benefit of $4.3 million for the three months ended March 31, 2013 compared to a provision of $2.2 million for the same period in 2012. During the three months ended March 31, 2013 and 2012, the effective tax rate was a benefit of 24.8% and a provision of 32.3%, respectively. The change in our effective tax rate is chiefly attributable to certain favorable permanent items and a shift in taxable income to lower foreign tax rate jurisdictions.

 Liquidity and Capital Resources
Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the revolving portion of our New Senior Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. On June 30, 2012, we entered into an agreement to acquire MACH. We intend to finance the acquisition through a borrowing under the Delayed Draw Facility as described in “Debt and Credit Facilities” below.
We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the revolving portion of our New Senior Credit Facility, will be sufficient to meet our cash requirements for the next twelve months. We may need supplemental funding for those activities, which we believe could be available from the debt markets.

Cash Flow
Cash and cash equivalents were $228.6 million at March 31, 2013 as compared to $232.2 million at December 31, 2012. The following table summarizes our unaudited condensed consolidated cash flow activity.

	Three months ended March 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$20,351	$17,672
Net cash used in investing activities	(19,085)	(9,887)
Net cash used in financing activities	(4,435)	(2,614)
Effect of exchange rate changes on cash	(403)	(110)
Net (decrease) increase in cash	$(3,572)	$5,061
Net cash provided by operating activities increased $2.7 million to $20.4 million for the three months ended March 31, 2013 from $17.7 million for the same period in 2012. Net income adjusted for non-cash items decreased $16.4 million, primarily due to the increase in professional service costs associated with business development activities and higher operating costs in the first quarter of 2013 as compared to the prior year period. Cash used for working capital decreased $19.0 million due primarily to the timing of performance-based compensation payments and payments for professional service costs related to business development activities, partially offset by the timing of income tax receipts and payments and lower collections of accounts receivable driven by a reduction in revenue in the fourth quarter of 2012 compared to the same period in 2011.
Net cash used in investing activities was $19.1 million and $9.9 million for the three months ended March 31, 2013 and 2012, respectively, all of which was related to capital expenditures. The increase was driven by higher costs associated with capitalized software for new products and services, data center capacity increases and investments in our internal infrastructure.
Net cash used in financing activities was $4.4 million for the three months ended March 31, 2013, which includes $2.4 million of payments under the New Senior Credit Facility. Net cash used in financing activities was $2.6 million for the three months ended March 31, 2012, which includes $2.6 million of payments on our Old Senior Credit Facility .

Debt and Credit Facilities

New Senior Credit Facility

On April 23, 2012, we entered into the New Credit Agreement with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the New Senior Credit Facility consisting of (i) the Term Loan Facility; and (ii) the Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility by up to (i) $425.0 million plus (ii) an additional amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this clause (ii) as if it were secured).

Our Term Loan Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facility and (iii) the date the loans under the Term Loan Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Senior Notes remain outstanding on the First Springing Maturity Date, the maturity date for the Term Loan Facility will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the Second Springing Maturity Date, the maturity date for the Term Loan Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.

As of March 31, 2013, we had a carrying amount of $942.9 million, excluding original issue discount, of outstanding indebtedness under the New Senior Credit Facility. At March 31, 2013, the applicable interest rate was 5.00% on the Term Loan Facility based on the Eurodollar option.

Our Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at March 31, 2013, which was considered a reduction against our Revolving Credit Facility under the Credit Agreement. The unused commitment under the Revolving Credit Facility was $148.1 million at March 31, 2013.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125%, referred to herein as the Senior Notes, that mature on January 15, 2019. Interest on the Senior Notes is paid on January 15 and July 15 of each year.

The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of March 31, 2013, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our direct wholly-owned subsidiary entered into the Delayed Draw Credit Agreement with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the Delayed Draw Facility. The financial institutions and lenders will fund the term loans under the Delayed Draw Facility when certain conditions specified in the Delayed Draw Credit Agreement are satisfied, including:

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

The Delayed Draw Facility will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Delayed Draw Facility and (iii) the date the loans under the Delayed Draw Facility are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of our Senior Notes remain outstanding on the First Springing Maturity Date, the maturity date for the Delayed Draw Facility will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the Second Springing Maturity Date, the maturity date for the Delayed Draw Facility will be the earlier of the Second Springing Maturity Date and April 23, 2019.

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

Adjusted EBITDA is determined by adding the following items to net income (loss): other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, restructuring and management termination benefits, non-cash stock compensation, acquisition related expenses including acquisition, transition and integration costs generally and the Carlyle annual management fee including related expenses.
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
Free Cash Flow is determined by adding net cash provided by or used in operating activities less capital expenditures. We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net (loss) income, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three months ended March 31,
(In thousands)	2013	2012
Reconciliation to Adjusted EBITDA
Net (loss) income	$(13,047)	$4,513
Other expense, net	27,478	24,988
(Benefit from) provision for income taxes	(4,308)	2,157
Depreciation and amortization	45,087	43,184
Restructuring and management termination benefits (a)	1,058	374
Non-cash stock compensation (b)	3,698	2,688
Acquisition, integration and other expenses (c)	5,187	510
Management fee and related expenses (d)	1,030	736
Adjusted EBITDA	$66,183	$79,150

(a)
Restructuring and management termination benefits expense is comprised primarily of severance benefits associated with our cost rationalization initiatives and costs associated with a liability for a leased facility we exited.

(b)	Reflects non-cash expenses related to equity compensation awards.

(c)	Reflects items associated with acquisition and integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(d)	Reflects management fees paid to Carlyle and related expenses.
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three months ended March 31,
(In thousands)	2013	2012
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$20,351	$17,672
Capital expenditures	(19,085)	(9,887)
Free Cash Flow	$1,266	$7,785

Off-Balance Sheet Arrangements
We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $134.6 million and $132.4 million as of March 31, 2013 and December 31, 2012, respectively.
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

Related Party Transactions
Consulting Agreement with Carlyle

On January 13, 2011 we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2013 and 2012, we recorded $1.0 million and $0.8 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses.
Consulting Agreement with Mr. Tony G. Holcombe
On December 1, 2012, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company in connection with a special project for a fee of $12,500 per month. The consulting agreement was effective December 1, 2012 and terminated on March 31, 2013.

Contractual Obligations

During the first quarter 2013, we entered into equipment leases that increased our total capital lease obligation to $12.6 million as of March 31, 2013 from $8.3 million at December 31, 2012. The leases have terms between two and three years with payments due at the beginning of each month.

There have been no other material changes to the disclosure on this matter made in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our New Senior Credit Facility. Our New Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar floor. Under the Credit Agreement governing our New Senior Credit Facility, the Eurodollar rate floor was 1.25% and the base rate floor was 2.25% as of March 31, 2013. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2013, a one-eighth percent change in assumed interest rates on our New Senior Credit Facility would result in $1.2 million of additional interest expense during the next year.
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
A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2013 would have increased or decreased our revenues and net loss by approximately $2.5 million and $0.07 million, respectively.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2013. Based on the evaluation, as of March 31, 2013, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.     RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2012 Annual Report on Form 10-K, and disclosed elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

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

4.2	Form of Senior Notes due 2019 (1)
10.1	Credit Agreement, dated as of February 4, 2013, among Syniverse Magellan Finance, LLC, Barclays Bank PLC and other lenders party thereto. (2)
10.2
Amended Commitment Letter, dated January 28, 2013, by and between Syniverse Holdings, Inc. and Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA. (2)

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
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Syniverse Holdings, Inc. on March 6, 2013.

*	Filed herewith

**	Furnished herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2013.

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
4.1
Indenture, dated as of December 22, 2010, as supplemented on January 13, 2011 by the First Supplemental Indenture, by and among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee, governing the 9.125% Senior Notes due 2019 (1)

4.2	Form of Senior Notes due 2019. (1)
10.1	Credit Agreement, dated as of February 4, 2013, by and among Syniverse Magellan Finance, LLC, Barclays Bank PLC and other lenders party thereto. (2)
10.2
Amended Commitment Letter, dated January 28, 2013, by and between Syniverse Holdings, Inc. and Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA. (2)

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
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Syniverse Holdings, Inc. on March 6, 2013.

*	Filed herewith

**	Furnished herewith

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