Form 10-Q
period 2013-06-30
SYNIVERSE HOLDINGS INC
filed 2013-08-14
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at August 14, 2013 was 1,000.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$273,795	$232,195
Accounts receivable, net of allowances of $8,579 and $9,912, respectively	187,760	148,697
Deferred tax assets	31,755	11,942
Income taxes receivable	6,287	6,075
Prepaid and other current assets	48,968	25,195
Assets held for sale	15,661	—
Total current assets	564,226	424,104
Property and equipment, net	103,071	85,152
Capitalized software, net	263,601	202,114
Deferred costs, net	60,050	42,071
Goodwill	2,079,561	1,682,171
Identifiable intangibles, net	639,965	477,083
Deferred tax assets	963	1,290
Other assets	11,051	45,054
Total assets	$3,722,488	$2,959,039
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$35,387	$17,761
Income taxes payable	8,469	6,197
Accrued liabilities	119,313	79,590
Deferred revenues	8,256	5,711
Deferred tax liabilities	243	243
Current portion of capital lease obligation	6,476	3,943
Current portion of long-term debt, net of original issue discount	13,539	7,082
Liabilities related to assets held for sale	2,693	—
Total current liabilities	194,376	120,527
Long-term liabilities:
Deferred tax liabilities	234,698	212,676
Long-term capital lease obligation, net of current maturities	1,816	4,320
Long-term debt, net of current portion and original issue discount	2,084,677	1,398,136
Other long-term liabilities	45,222	26,953
Total liabilities	2,560,789	1,762,612
Commitments and contingencies
Redeemable noncontrolling interest	203	—
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,220,513	1,215,350
Accumulated deficit	(62,508)	(24,713)
Accumulated other comprehensive loss	(2,716)	(970)
Total Syniverse Holdings, Inc. stockholder equity	1,155,289	1,189,667
Nonredeemable noncontrolling interest	6,207	6,760
Total equity	1,161,496	1,196,427
Total liabilities and stockholder equity	$3,722,488	$2,959,039
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$193,271	$183,208	$377,153	$368,273
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	71,934	67,308	143,865	134,324
Sales and marketing	16,528	16,935	36,677	34,758
General and administrative	28,690	28,011	59,831	53,021
Depreciation and amortization	49,500	44,089	94,587	87,273
Restructuring and management termination benefits	2,452	257	3,510	631
Acquisition expenses	16,553	5,490	20,945	5,490
	185,657	162,090	359,415	315,497
Operating income	7,614	21,118	17,738	52,776
Other income (expense), net:
Interest income	162	272	211	504
Interest expense	(31,117)	(31,567)	(57,961)	(58,101)
Debt extinguishment costs	—	(6,458)	—	(6,458)
Other, net	(553)	(833)	(1,237)	481
	(31,508)	(38,586)	(58,987)	(63,574)
Loss before provision for (benefit from) income taxes	(23,894)	(17,468)	(41,249)	(10,798)
Provision for (benefit from) income taxes	250	(2,122)	(4,058)	35
Net loss	(24,144)	(15,346)	(37,191)	(10,833)
Net income attributable to nonredeemable noncontrolling interest	192	425	604	1,656
Net loss attributable to Syniverse Holdings, Inc.	$(24,336)	$(15,771)	$(37,795)	$(12,489)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net loss	$(24,144)	$(15,346)	$(37,191)	$(10,833)
Other comprehensive loss (net of tax):
Foreign currency translation adjustment (1)	(912)	(646)	(1,999)	(1,098)
Amortization of unrecognized loss included in net periodic pension cost (2)	36	—	36	—
Other comprehensive loss	(876)	(646)	(1,963)	(1,098)
Comprehensive loss	(25,020)	(15,992)	(39,154)	(11,931)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	(140)	169	387	1,306
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(24,880)	$(16,161)	$(39,541)	$(13,237)

(1)
Foreign currency translation adjustments are shown net of income tax expense (benefit) of $317 and $(273) for the three and six months ended June 30, 2013, respectively, and net of income tax benefit of ($1,129) and ($558) for the three and six months ended June 30, 2012, respectively.

(2)	Amortization of unrecognized loss included in net periodic cost is shown net of income tax expense of $15 for the three and six months ended June 30, 2013, respectively.
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Syniverse Holdings, Inc.	Nonredeemable noncontrolling Interest	Total
Balance, December 31, 2011	1	$—	$1,208,365	$(21,472)	$2,400	$1,189,293	$4,820	$1,194,113
Net (loss) income	—	—	—	(12,489)	—	(12,489)	1,656	(10,833)
Other comprehensive loss (net of tax) -
Foreign currency translation adjustment	—	—	—	—	(748)	(748)	(350)	(1,098)
Stock-based compensation	—	—	4,426	—	—	4,426	—	4,426
Distribution to Buccaneer Holdings, Inc.	—	—	(26)	—	—	(26)	0	(26)
Balance, June 30, 2012 (Unaudited)	1	$—	$1,212,765	$(33,961)	$1,652	$1,180,456	$6,126	$1,186,582

Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$1,189,667	$6,760	$1,196,427
Net (loss) income	—	—	—	(37,795)	—	(37,795)	604	(37,191)
Other comprehensive loss (net of tax) -
Foreign currency translation adjustment	—	—	—	—	(1,782)	(1,782)	(217)	(1,999)
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	36	36	—	36
Stock-based compensation	—	—	5,180	—	—	5,180	—	5,180
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(940)	(940)
Distribution to Buccaneer Holdings, Inc.	—	—	(17)	—	—	(17)	—	(17)
Balance, June 30, 2013 (Unaudited)	1	$—	$1,220,513	$(62,508)	$(2,716)	$1,155,289	$6,207	$1,161,496
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six months ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net loss	$(37,191)	$(10,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,587	87,273
Amortization of deferred debt issuance costs and original issue discount	4,454	3,972
Allowance for uncollectible accounts	352	517
Allowance for credit memos	4,174	3,279
Deferred income tax benefit	(6,066)	(1,066)
Debt modification costs	—	6,115
Debt extinguishment costs	—	6,458
Stock-based compensation	5,180	4,426
Other, net	2,290	1,285
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(17,042)	(10,310)
Income tax receivable or payable	(34)	(2,186)
Prepaid and other current assets	(10,758)	(2,424)
Accounts payable	8,558	11,544
Accrued liabilities and deferred revenues	9,240	(8,425)
Other assets and long-term liabilities	(2,926)	291
Net cash provided by operating activities	54,818	89,916
Cash flows from investing activities
Capital expenditures	(41,743)	(39,690)
Acquisition, net of acquired cash	(628,191)	—
Capital expenditures, Assets held for sale	(4,615)	—
Net cash used in investing activities	(674,549)	(39,690)
Cash flows from financing activities
Debt issuance costs paid	(25,236)	(10,181)
Payments on capital lease obligation	(4,931)	(58)
Principal payments on Old Senior Credit Facility	—	(1,014,750)
Principal payments on Initial Term Loans	(4,750)	—
Borrowings under Initial Term Loans, net of original issue discount	—	940,500
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—
Distribution to Buccaneer Holdings, Inc.	(17)	(26)
Distribution to nonredeemable noncontrolling interest	(940)	—
Net cash provided by (used in) financing activities	660,626	(84,515)
Effect of exchange rate changes on cash	705	(1,868)
Net increase (decrease) in cash	41,600	(36,157)
Cash at beginning of period	232,195	226,753
Cash at end of period	$273,795	$190,596

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$4,985	$11,905
Supplemental cash flow information
Interest paid	$53,190	$50,725
Income taxes paid	$2,040	$3,310

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
We are a leading global provider of technology solutions for mobile operators and the broader wireless ecosystem. Our integrated solutions enable wireless services across disparate networks, technologies and geographies. For over 25 years, we have served as an integral third-party intermediary to stakeholders across the telecommunications industry including mobile operators and enterprise customers, among others. Our product offerings include roaming clearinghouse and financial settlement services between operators; applications which facilitate connectivity across the wireless ecosystem; and text and multimedia message delivery services. After closing our acquisition of MACH on June 28, 2013 (see Note 4 to the unaudited condensed consolidated financial statements for more information), we currently provide our services to over 1,000 telecommunications operators and more than 500 enterprise customers in over 200 countries and territories.

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

The unaudited condensed consolidated financial statements include the accounts of Syniverse Holdings, Inc. and all of its wholly owned subsidiaries and a variable interest entity for which Syniverse Holdings, Inc. is deemed to be the primary beneficiary. References to “Syniverse,” “the Company,” “us,” or “we” include all of the consolidated companies. Redeemable and nonredeemable noncontrolling interest is recognized for the portion of consolidated joint ventures not owned by us. All significant intercompany balances and transactions have been eliminated.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $453.6 million and $132.4 million as of June 30, 2013 and December 31, 2012, respectively. The increase from December 31, 2012 includes $296.7 million resulting from the Acquisition (defined below) (see Note 4 for additional details regarding the Acquisition).

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

During the three months ended June 30, 2013, we determined that one of our internal use software projects would not be completed and, therefore, recorded a loss on abandonment of approximately $4.3 million. The loss was recorded in depreciation and amortization in the unaudited condensed consolidated statement of operations.

Foreign Currencies

We have operations in subsidiaries in Europe, primarily the United Kingdom, Germany, Luxembourg, India, and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in “other, net” in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2013, we recorded a foreign currency transaction loss of $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2012, we recorded a foreign currency transaction loss of $0.8 million and gain of $0.5 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss and is included in stockholder equity. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive loss. Items within the statement of operations are translated at the average rates prevailing during the period.

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

Revenues by service offerings were as follows:

	Three months ended June 30,
	2013	2012
(In thousands)	(Unaudited)
Network services	$95,490	$84,861
Messaging services	46,753	44,442
Roaming services	47,301	48,087
Other	3,727	5,818
Revenues	$193,271	$183,208

	Six months ended June 30,
	2013	2012
(In thousands)	(Unaudited)
Network services	$183,203	$169,497
Messaging services	93,475	91,450
Roaming services	93,181	97,230
Other	7,294	10,096
Revenues	$377,153	$368,273

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three months ended June 30,
	2013	2012
(In thousands)	(Unaudited)
North America	$146,046	$137,706
Asia Pacific	16,600	18,086
Caribbean and Latin America	14,302	13,200
Europe, Middle East and Africa	16,323	14,216
Revenues	$193,271	$183,208

	Six months ended June 30,
	2013	2012
(In thousands)	(Unaudited)
North America	$281,913	$279,644
Asia Pacific	32,866	34,447
Caribbean and Latin America	30,608	26,323
Europe, Middle East and Africa	31,766	27,859
Revenues	$377,153	$368,273

For the three months ended June 30, 2013 and 2012, we derived 71.0% and 70.1% of our revenues from customers in the United States, respectively. For the six months ended June 30, 2013 and 2012, we derived 69.9% and 70.6% of our revenues from customers in the United States, respectively. During the three and six months ended June 30, 2013 and 2012, we did not generate revenue in excess of 10% of total revenues in any other individual country.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	June 30, 2013	December 31, 2012
(In thousands)	(Unaudited)
North America	$269,412	$273,880
Asia Pacific	7,226	6,307
Caribbean and Latin America	1,089	219
Europe, Middle East and Africa	88,945	6,860
Total long-lived assets, net	$366,672	$287,266

Reclassifications of Prior Year Presentation

Certain reclassifications of 2012 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. Effective June 30, 2013, we reclassified Acquisition expenses out of General and administrative costs and expenses into a single line item on our unaudited condensed consolidated statement of operations. Acquisition expenses consist primarily of professional services costs, such as legal, tax, audit and transaction advisory costs, all of which were incurred in conjunction with the Acquisition (defined below) (see Note 4 for additional details regarding the Acquisition).

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. ASU 2013-02 requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard was effective for our financial statements beginning January 1, 2013. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

4. MACH Acquisition

On June 28, 2013 (the “Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of this transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit (as defined below) of €30.0 million that was paid to the Seller on July 2, 2012.

WP Roaming is a holding company which conducts the business of MACH S.à r.l. (“MACH”). The purpose of the Acquisition is to give Syniverse added global scale and increased reach with more direct connections to support roaming, messaging and network solutions that enable its customers to deliver superior experiences to their end users.

At the closing of the Acquisition, Syniverse paid to the Seller an amount equal to approximately €140.0 million, representing €172.7 million (the “Base Amount”), less preliminary adjustments of €37.2 million, plus €4.5 million, representing €250.0 per month from December 31, 2011 through the Acquisition Date, reflecting a “locked box” approach, such that Syniverse Holdings, Inc. acquired WP Roaming with economic effect from December 31, 2011. In addition, at the Acquisition Date, Syniverse, on behalf of WP Roaming, paid €313.0 million and $81.5 million for amounts outstanding to WP Roaming's two third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30.0 million (the “Deposit”) which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058 or $630.5 million.

The Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Acquisition Date. The fair value of the net assets acquired was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. As the Acquisition closed two days prior to the balance sheet date, the Company is continuing to evaluate (i) certain purchase price adjustments under the purchase agreement; (ii) valuation of intangible assets, including further assessment of customer relationships for attrition statistics, historical attrition patterns and the impact of the Acquisition on such statistics; (iii) valuation of accounts receivable; (iv) valuation of redeemable noncontrolling interest; (v) valuation of equity investment; (vi) income taxes, including uncertain tax positions; and (vii) pre-Acquisition contingencies, including legal and customer claims and disputes. Syniverse will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Acquisition Date.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in connection with the Acquisition:

(In thousands)
Total purchase price	$712,009
Less: cash acquired	44,644
Cash consideration	$667,365

Fair value of net assets acquired:
Cash	44,644
Accounts receivable	26,887
Prepaid and other current assets	10,456
Assets held for sale	11,046
Property and equipment	7,157
Capitalized software	74,229
Customer relationships	207,037
Other identifiable intangible assets	2,103
Deferred tax assets	897
Other assets	5,657
Accounts payable	(8,847)
Income taxes payable	(1,993)
Accrued liabilities	(32,638)
Deferred revenues	(1,484)
Liabilities related to assets held for sale	(2,693)
Deferred tax liabilities	(27,636)
Redeemable noncontrolling interest	(203)
Net assets acquired	314,619
Allocation to goodwill	$397,390

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $397.4 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred Acquisition related expenses of $16.6 million and $20.9 million for the three and six months ended June 30, 2013, respectively, and $5.5 million for the three and six months ended June 30, 2012. These costs were recorded in Acquisition expenses in our unaudited condensed consolidated statements of operations. As of June 30, 2013 we have incurred total Acquisition related expenses of $35.6 million, $14.7 million of which was recorded during the year ended December 31, 2012.

Customer relationships were valued using discounted future cash flows and capitalized software was valued using a relief from royalty method under the income approach. Other identifiable intangibles include a non-solicitation agreement for key employees. This asset was valued using a discounted future cash flow method assuming a with and without analysis. The valuations considered historical financial results and expected and historical trends. The future cash flows for the customer relationships were discounted using a weighted-average cost of capital, which was based on an analysis of the cost of capital for guideline companies within the technology industry. We determined useful lives of the intangible assets based on the period over which we expect those assets to contribute directly or indirectly to future cash flows. Customer relationships will be amortized over their useful lives using the pattern of consumption method. Capitalized software assets will be amortized over their useful lives using the straight-line method. The weighted average amortization period for customer relationships, capitalized software and other identifiable intangible assets is 14.7 years, 6.5 years and 3.5 years, respectively, and 12.4 years in total.

The fair value of accounts receivable acquired is $26.9 million, with the gross contractual amount being $37.4 million. We expect $10.5 million to be uncollectible.

Other assets include $1.3 million of restricted cash related to an amount due under a purchase agreement existing at the Acquisition Date. The amount due relates to additional cash payments that will be made to the former owner of an entity acquired by MACH in 2011. The amount is currently held in escrow as required by the purchase agreement and is not subject to change.

The impact of the Acquisition was insignificant to our results of operations for the three and six months ended June 30, 2013, as the transaction was completed within two days of the period end. As such, these results have not been included in our condensed consolidated statement of operations.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2013 and 2012 represent combined revenue and loss from continuing operations as if the Acquisition had taken place on January 1, 2012. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Acquisition taken place on the date indicated or the results of operations that may result in the future.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$231,955	$218,216	$451,467	$441,696
(Loss) income from continuing operations attributable to Syniverse Holdings, Inc.	$(8,628)	$(8,137)	$(17,476)	$3,766

Assets Held for Sale

The approval of the Acquisition granted by the European Commission (the “Commission”) was conditioned upon the Company's commitment to divest certain assets supporting MACH's data clearing and near real-time roaming data exchange (“NRTRDE”) business in the European Economic Area, which includes European Union countries plus Iceland, Liechtenstein and Norway (the “EEA”), including technology platforms, necessary employees, customer contracts and the MACH brand (the “Divestment Business”).

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that is the immediate shareholder of the Divestment Business, signed a definitive agreement (the “Divestment Agreement”) to sell the Divestment Business to Starhome, B.V., a private limited liability company incorporated under the laws of The Netherlands, upon the completion of the Acquisition.

The assets and liabilities of the Divestment Business at June 30, 2013 are summarized in the table below:

June 30, 2013
(Unaudited)
Assets
Cash and cash equivalents	$17
Accounts receivable	4,055
Prepaid expenses	1,165
Other receivables	55
Property and equipment	2,964
Capitalized software	7,405
Total assets held for sale	$15,661

Liabilities
Accounts payable	$138
Deferred revenues	475
Accrued liabilities	2,080
Total liabilities related to assets held for sale	$2,693

Assets held for sale include $4.6 million of capital expenditures incurred by Syniverse to support the Divestment Business, as a condition of closing the sale transaction.

Assets are considered to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a sales price reasonable in relation to its fair value, the asset is available for immediate sale in its present condition, the sale of the asset is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. Newly acquired assets that are held for sale are recorded at their estimated fair value, less cost to sell.

5. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2013:

(In thousands)
Balance at December 31, 2012	$1,682,171
Acquisition goodwill	397,390
Balance at June 30, 2013	$2,079,561

Goodwill is not subject to amortization and the change in goodwill represents the impact of the Acquisition.

6. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
(In thousands)	(Unaudited)
Accrued payroll and related benefits	$40,409	$20,285
Accrued interest	29,252	29,353
Accrued network and data processing expenses	6,164	6,266
Accrued revenue share expenses	3,307	2,288
Other accrued liabilities	40,181	21,398
Total accrued liabilities	$119,313	$79,590

7. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended June 30, 2013, was a provision of 1.0% and a benefit of 9.8%, respectively. The effective tax rate for the six months ended June 30, 2012, was a benefit of 12.1% and a provision of 0.3%, respectively. The change in our effective tax rate was chiefly attributable to costs related to the acquisition of MACH, some of which are non-deductible for income tax purposes, the inclusion of the forecasted earnings impact of the MACH entities in calculating the annual effective tax rate, certain favorable permanent items and a shift in taxable income to lower foreign tax rate jurisdictions.

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

8. Debt and Credit Facilities

Our total outstanding debt as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
(In thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$940,500	$945,250
Original issue discount	(13,833)	(15,032)
Tranche B Term Loans, due 2019	700,000	—
Original issue discount	(3,451)	—
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	2,098,216	1,405,218
Less: Current portion
Long-term debt, current portion	(16,500)	(9,500)
Original issue discount, current portion	2,961	2,418
Long-term debt	$2,084,677	$1,398,136

Maturities of long-term debt excluding original issue discount for each of the next five years and thereafter are as follows:

(In thousands)
Year ended December 31, 2013	$8,250
Year ended December 31, 2014	16,500
Year ended December 31, 2015	16,500
Year ended December 31, 2016	16,500
Year ended December 31, 2017	16,500
Thereafter	2,041,250
$2,115,500

During the three and six months ended June 30, 2013, we paid $3.5 million in upfront fees associated with the Escrow Term Loans (as defined below) which were refinanced through the proceeds from the Tranche B Term Loans (as defined below). We recorded the upfront fees as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method.

During the three and six months ended June 30, 2012, we incurred costs of $19.7 million associated with our New Senior Credit Facility (as defined below) consisting of $9.5 million of original issue discount, $4.1 million of deferred financing fees and $6.1 million of interest expense.

Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2013 was $2.5 million and $4.5 million, respectively, and was related to our New Senior Credit Facility and Senior Notes (as defined below). Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2012 was $2.0 million and $4.0 million, respectively, and was related to our Old Senior Credit Facility (as defined below), New Senior Credit Facility and Senior Notes. During the three months ended June 30, 2012 we incurred $6.5 million of debt extinguishment costs for a write-off of original issue discount and deferred financing fees related to the refinancing of our Old Senior Credit Facility, and $6.1 million of debt modification costs.

Amortization is included in interest expense in the unaudited condensed consolidated statement of operations. The net book value of deferred financing fees included in the accompanying unaudited condensed consolidated balance sheets was as follows:

	June 30, 2013	December 31, 2012
(In thousands)	(Unaudited)
Prepaid and other current assets	$7,760	$3,709
Deferred costs, net (1)	60,050	42,071
Total	$67,810	$45,780
(1) Includes $20.9 million of financing fees related to our Tranche B Term Loan under the New Senior Credit Facility (as defined below).

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

New Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “New Credit Agreement”) with Buccaneer Holdings, Inc. (“Holdings”), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013 the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment (the “Incremental Amendment”) to its New Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the Acquisition.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans (together the “Term Loan Facilities”) or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by an amount as will not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount, to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).

The Term Loan Facilities will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facilities and (iii) the date the loans under the Term Loan Facilities are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the New Credit Agreement.

We may voluntarily prepay loans or reduce commitments under our New Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than described below for the Tranche B Term Loans). If we repay our Tranche B Term Loans on or prior to June 28, 2014 with the proceeds of debt incurred for the primary purpose of refinancing the Tranche B Term Loans at a lower applicable rate, or replace the lenders through an equivalent amendment to the New Credit Agreement, the relevant lenders will be entitled to a 1% prepayment premium. We must prepay our Term Loan Facilities with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our New Senior Credit Facility, unless specifically incurred to refinance a portion of our New Senior Credit Facility) and, for the year ended December 31, 2013 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments.

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

Our obligations under our New Senior Credit Facility are guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence will be secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the Old Senior Credit Facility, as follows: Syniverse Technologies, LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation, The Rapid Roaming Company.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the three months ended June 30, 2013.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $148.1 million of unused commitments under this facility, including an outstanding Euro letter of credit of $1.9 million at June 30, 2013 and December 31, 2012, respectively. This is considered a reduction against the facility under the credit agreement.

During the three months ended June 30, 2012, we incurred additional debt issuance costs of $8.3 million in connection with the refinancing of the Old Senior Credit Facility, which was determined to be a partial debt modification and partial debt extinguishment under the applicable accounting guidance. We therefore recorded $6.1 million to interest expense related to the modification and recorded the remaining $2.2 million as deferred financing fees, of which $1.2 million is being amortized over the life of the Initial Term Loans and $1.0 million is being amortized over the life of the Revolving Credit Facility. We recorded additional debt extinguishment costs of $6.5 million related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility in the debt extinguishment costs line item on the unaudited condensed consolidated statement of operations.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of term loans under the New Senior Credit Facility, subject to a Eurodollar rate floor of 1.25% or a base rate floor of 2.25%, as applicable. The applicable margin for the Initial Term Loans under our New Senior Credit Facility is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, and in the case of the revolving loans, subject to an adjustment to 3.50% and 2.50%, respectively, based on a net senior secured leverage ratio of 1.75:1.0.

Effective September 30, 2012, our Initial Term Loans amortizes in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

Tranche B Term Loans

On June 28, 2013, we received net proceeds of $696.5 million under the Tranche B Term Loans, the proceeds of which were used to refinance the Escrow Term Loans (as defined below) in full. We paid upfront fees of $3.5 million associated with the Escrow Term Loans which were recorded as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method. We incurred $25.2 million of debt issuance costs which were recorded as deferred financing costs to be amortized over the life of the Tranche B Term Loans using the effective interest method.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of the Tranche B Term Loans under the New Senior Credit Facility, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Tranche B Term Loans under our New Senior Credit Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

Effective June 28, 2013, our Tranche B Term Loans amortizes in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our direct wholly owned subsidiary, entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). On May 28, 2013, Finance Sub entered into an amendment to the Delayed Draw Credit Agreement (the “Escrow Credit Agreement”). Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account (“Escrow Term Loans”) and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively (the “Escrowed Funds”). The Escrowed funds were released to Finance Sub on June 28, 2013 (the “Release”). In addition to the pre-funded amount, we paid additional ticking fees of $1.0 million during the second quarter. These fees were paid to Barclays Bank PLC as administrative agent to compensate for the time lag between the commitment allocation and actual funding for the Delayed Draw Facility.

Following the Release, Finance Sub merged with and into the Company with the Company as the survivor to such merger (the “Merger”). In connection with the Merger, the Company assumed the obligations of Finance Sub under the Escrow Credit Agreement (the “Debt Assumption”).

Following the Debt Assumption, on June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its New Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance the Escrow Term Loans in full.

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Interest on the notes must be paid on January 15 and July 15 of each year.

The Senior Notes are guaranteed on a senior basis by the Subsidiary guarantors. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture governing our Senior Notes, and any subsidiary so designated will not be a guarantor of the notes. The right of noteholders to receive payment on the Senior Notes is effectively subordinated to the rights of our existing and future secured creditors.

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

We incurred financing fees of $20.4 million in connection with the issuance of the Senior Notes which have been amortized over the term of the notes using the effective interest method.

9. Fair Value Measurements

The accounting standards for fair value require disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three or six months ending June 30, 2013 and 2012.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

The carrying amounts and fair values of our long-term debt as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)	(Unaudited)
Initial Term Loans	$940,500	$944,027	$945,250	$958,247
Tranche B Term Loans	700,000	698,250	—	—
Senior Notes	475,000	515,375	475,000	515,375

The fair values of the Initial Term Loans, Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In connection with the pending sale of the Divestment Business (see additional discussion in Note 4), the assets summarized in the table below are classified as held for sale in the unaudited condensed consolidated balance sheets and are measured at their fair value less cost to sell. The fair value of the assets held for sale is based on the negotiated price in the executed share purchase agreement with an unrelated third party.

		Fair Value Measurements at June 30, 2013 Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets held for sale	$15,661	$—	$15,661	$—
Liabilities related to assets held for sale	2,693	—	2,693	—
Total	$12,968	$—	$12,968	$—

10. Commitments and Contingencies

Purchase Agreement with Starhome

On May 29, 2013, the Commission granted approval of the Acquisition, conditioned upon the Company's commitment to divest the Divestment Business.

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that is the immediate shareholder of the Divestment Business, signed the Divestment Agreement to sell the Divestment Business to Starhome, B.V., a private limited liability company incorporated under the laws of The Netherlands, for a sale price of €10.0 million, subject to certain sale price adjustments, upon the completion of the Acquisition.

On June 28, 2013, the Commission approved Starhome as the Purchaser of the Divestment Business and the Divestment Agreement. All other necessary approvals by the relevant authorities of other applicable jurisdictions were also obtained by that date.

We expect to complete the sale of the Divestment Business by the fourth quarter 2013.

Other

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of June 30, 2013, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

11. Stock-Based Compensation

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

Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,
	2013	2012
(In thousands)	(Unaudited)
Cost of operations	$130	$125
Sales and marketing	553	939
General and administrative	799	674
Total stock-based compensation	$1,482	$1,738

	Six months ended June 30,
	2013	2012
(In thousands)	(Unaudited)
Cost of operations	$369	$335
Sales and marketing	2,152	2,390
General and administrative	2,659	1,701
Total stock-based compensation	$5,180	$4,426

In February 2013, the Compensation Committee of the Board of Directors, utilizing the discretion afforded under the BHI Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

The following table summarizes our stock option activity for the six months ended June 30, 2013:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2012	8,150,003	$10.21
Granted	150,001	12.00
Exercised	(170,000)	10.00
Canceled or expired	(410,000)	10.18
Outstanding at June 30, 2013	7,720,004	$10.25

The fair value of options granted during the quarter ended June 30, 2013 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.2%
Volatility factor	57.0%
Dividend yield	—%
Weighted average expected life of options (in years)	6.50

12. Restructuring and Management Termination Benefits

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.3 million. During March 2013, we increased the reserve by $0.3 million. As of June 30, 2013, we have paid $2.1 million related to this plan.

     In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of June 30, 2013.

In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1.8 million in 2012 and an additional $0.1 million during the first quarter of 2013. We have paid $1.4 million related to this plan as of June 30, 2013.

In March 2013, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $0.8 million. We have paid $0.1 million related to this plan as of June 30, 2013.

In June 2013, we implemented a restructuring plan primarily to allocate proper resources to key positions within the company. As a result of this plan, we incurred severance related costs of $2.2 million. We have paid $0.3 million related to this plan as of June 30, 2013.

The following table shows the activity in our restructuring accruals for the six months ended June 30, 2013:

	December 31, 2012				June 30, 2013
(In thousands)	Balance	Additions	Payments	Reductions	Balance
December 2010 Plan	$189	$336	$—	$—	$525
December 2011 Plan	479	—	(184)	—	295
December 2012 Plan	1,663	112	(1,297)	—	478
March 2013 Plan	—	845	(92)	—	753
June 2013 Plan	—	2,217	(311)	—	1,906
Total	$2,331	$3,510	$(1,884)	$—	$3,957

We do not expect to incur material additions to any of our current restructuring plans. We expect to pay the remaining outstanding balances under each of these plans by the end of the second quarter of 2016.

13. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011 we entered into a ten-year consulting agreement with Carlyle pursuant to which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2013, we recorded $0.8 million and $1.8 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2012, we recorded $0.8 million and $1.5 million, respectively.

During the three months ended June 30, 2013, under the Consulting Agreement with Carlyle, we paid a $10.0 million transaction fee associated with the Acquisition and related debt issuance. We recorded $5.0 million of the transaction fee in Acquisition expenses and $5.0 million was included in capitalized financing costs.

Carlyle, from time to time, participates in the trading of the debt securities under our Initial Term Loans and Tranche B Term loans.

14. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the Subsidiary Guarantors and the subsidiary non-guarantors for all periods presented to reflect the guarantor structure under the Senior Notes as discussed in Note 8. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by the 100% owned Subsidiary Guarantors. Highwoods Corporation, Syniverse Technologies B.V., Syniverse Technologies Holdings LLC, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC, MACH Americas Inc., CB Holdings Inc., CB Holdings Ventures, Inc., and Cibernet Corporation Inc., are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, unconditional and joint and several.

On July 29, 2013, MACH Americas Inc., CB Holdings Inc., CB Holdings Ventures, Inc., and Cibernet Corporation Inc. became guarantors of the Senior Notes. For the period ended June 30, 2013 they are included in the non-guarantor presentation and in subsequent periods and for so long as they remain guarantors of the Senior Notes they will be included in the Subsidiary Guarantor presentation.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$206,115	$67,680	$—	$273,795
Accounts receivable, net of allowances	—	137,098	50,662	—	187,760
Accounts receivable - affiliates	1,908,137	1,580,350	167,659	(3,656,146)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	25,375	4,321	2,059	—	31,755
Income taxes receivable	—	4,591	1,696	—	6,287
Prepaid and other current assets	7,930	24,867	16,171	—	48,968
Assets held for sale	—	—	15,661	—	15,661
Total current assets	1,941,442	1,957,342	336,482	(3,671,040)	564,226
Property and equipment, net	—	82,700	20,371	—	103,071
Capitalized software, net	—	186,711	76,890	—	263,601
Deferred costs, net	60,050	—	—	—	60,050
Goodwill	—	1,682,171	397,390	—	2,079,561
Identifiable intangibles, net	—	428,623	211,342	—	639,965
Long-term note receivable - affiliates	—	619,262	13,364	(632,626)	—
Deferred tax assets	—	—	963	—	963
Other assets	—	4,632	6,419	—	11,051
Investment in subsidiaries	2,288,876	176,334	—	(2,465,210)	—
Total assets	$4,290,368	$5,137,775	$1,063,221	$(6,768,876)	$3,722,488

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$21,894	$13,493	$—	$35,387
Accounts payable - affiliates	996,874	2,525,210	134,062	(3,656,146)	—
Income taxes payable	—	—	8,469	—	8,469
Accrued liabilities	29,239	47,464	42,610	—	119,313
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	3,885	4,371	—	8,256
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	6,329	147	—	6,476
Current portion of long-term debt, net of original issue discount	13,539	—	—	—	13,539
Liabilities related to assets held for sale	—	—	2,693	—	2,693
Total current liabilities	1,039,652	2,619,676	206,088	(3,671,040)	194,376
Long-term liabilities:
Long-term note payable - affiliates	6,181	7,183	619,262	(632,626)	—
Deferred tax liabilities	4,569	186,942	43,187	—	234,698
Long-term capital lease obligation, net of current maturities	—	1,666	150	—	1,816
Long-term debt, net of current portion and original issue discount	2,084,677	—	—	—	2,084,677
Other long-term liabilities	—	33,432	11,790	—	45,222
Total liabilities	3,135,079	2,848,899	880,477	(4,303,666)	2,560,789
Commitments and contingencies:
Redeemable noncontrolling interest	—	—	203	—	203
Stockholder equity:
Common stock	—	—	1,030	(1,030)	—
Additional paid-in capital	1,220,513	2,169,631	112,365	(2,281,996)	1,220,513
(Accumulated deficit) retained earnings	(62,508)	118,293	72,793	(191,086)	(62,508)
Accumulated other comprehensive (loss) income	(2,716)	952	(3,647)	2,695	(2,716)
Total Syniverse Holdings Inc. stockholder equity	1,155,289	2,288,876	182,541	(2,471,417)	1,155,289
Nonredeemable noncontrolling interest	—	—	—	6,207	6,207
Total equity	1,155,289	2,288,876	182,541	(2,465,210)	1,161,496
Total liabilities and stockholder equity	$4,290,368	$5,137,775	$1,063,221	$(6,768,876)	$3,722,488

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$168,363	$24,908	$—	$193,271
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	61,624	10,310	—	71,934
Sales and marketing	—	11,257	5,271	—	16,528
General and administrative	—	31,294	(2,604)	—	28,690
Depreciation and amortization	—	47,865	1,635	—	49,500
Restructuring and management termination benefits	—	1,847	605	—	2,452
Acquisition expenses	—	16,553	—	—	16,553
	—	170,440	15,217	—	185,657
Operating income	—	(2,077)	9,691	—	7,614
Other income (expense), net:
Income from equity investment	(4,076)	(720)	—	4,796	—
Interest income	9	78	75	—	162
Interest expense	(30,950)	(151)	(16)	—	(31,117)
Other, net	2,350	(1,947)	(1,348)	392	(553)
	(32,667)	(2,740)	(1,289)	5,188	(31,508)
(Loss) income before (benefit from) provision for income taxes	(32,667)	(4,817)	8,402	5,188	(23,894)
(Benefit from) provision for income taxes	(7,939)	(741)	8,930	—	250
Net (loss) income	(24,728)	(4,076)	(528)	5,188	(24,144)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	192	192
Net (loss) income attributable to Syniverse Holdings, Inc.	$(24,728)	$(4,076)	$(528)	$4,996	$(24,336)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,728)	$(4,076)	$(528)	$5,188	$(24,144)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $317	—	—	(912)	—	(912)
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $15	—	—	36	—	36
Other comprehensive loss	—	—	(876)	—	(876)
Comprehensive (loss) income	(24,728)	(4,076)	(1,404)	5,188	(25,020)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	(140)	(140)
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(24,728)	$(4,076)	$(1,404)	$5,328	$(24,880)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$327,440	$49,713	$—	$377,153
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	123,431	20,434	—	143,865
Sales and marketing	—	25,936	10,741	—	36,677
General and administrative	—	62,481	(2,650)	—	59,831
Depreciation and amortization	—	91,251	3,336	—	94,587
Restructuring and management termination benefits	—	2,556	954	—	3,510
Acquisition expenses	—	20,945	—	—	20,945
	—	326,600	32,815	—	359,415
Operating income	—	840	16,898	—	17,738
Other income (expense), net:
Income from equity investment	4,170	12,649	—	(16,819)	—
Interest income	9	79	123	—	211
Interest expense	(57,602)	(331)	(28)	—	(57,961)
Other, net	2,350	(2,733)	(900)	46	(1,237)
	(51,073)	9,664	(805)	(16,773)	(58,987)
(Loss) income before (benefit from) provision for income taxes	(51,073)	10,504	16,093	(16,773)	(41,249)
(Benefit from) provision for income taxes	(13,232)	6,334	2,840	—	(4,058)
Net (loss) income	(37,841)	4,170	13,253	(16,773)	(37,191)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	604	604
Net (loss) income attributable to Syniverse Holdings, Inc.	$(37,841)	$4,170	$13,253	$(17,377)	$(37,795)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(37,841)	$4,170	$13,253	$(16,773)	$(37,191)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of ($273)	—	—	(1,999)	—	(1,999)
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $15	—	—	36	—	36
Other comprehensive loss	—	—	(1,963)	—	(1,963)
Comprehensive (loss) income	(37,841)	4,170	11,290	(16,773)	(39,154)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	387	387
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(37,841)	$4,170	$11,290	$(17,160)	$(39,541)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(37,841)	$4,170	$13,253	$(16,773)	$(37,191)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	91,251	3,336	—	94,587
Amortization of deferred debt issuance costs and original issue discount	4,454	—	—	—	4,454
Allowance for uncollectible accounts	—	394	(42)	—	352
Allowance for credit memos	—	3,993	181	—	4,174
Deferred income tax (benefit) expense	(18,915)	13,029	(180)	—	(6,066)
Income from equity investment	(4,170)	(12,649)	—	16,819	—
Stock-based compensation	5,180	—	—	—	5,180
Other, net	—	—	2,336	(46)	2,290
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(16,479)	(563)	—	(17,042)
Accounts receivable - affiliates	(733,177)	(956,806)	1,689,983	—	—
Income tax receivable or payable	—	(987)	953	—	(34)
Prepaid and other current assets	(30)	(9,237)	(1,491)	—	(10,758)
Accounts payable	—	7,718	840	—	8,558
Accounts payable - affiliates	802,897	892,438	(1,695,335)	—	—
Accrued liabilities and deferred revenues	60	8,567	613	—	9,240
Other assets and long-term liabilities	(684,955)	8,256	673,773	—	(2,926)
Net cash provided by (used in) operating activities	(666,497)	33,658	687,657	—	54,818
Cash flows from investing activities
Capital expenditures	—	(37,085)	(4,658)	—	(41,743)
Acquisitions, net of acquired cash	—	34,381	(662,572)	—	(628,191)
Assets held for sale	—	—	(4,615)	—	(4,615)
Net cash used in investing activities	—	(2,704)	(671,845)	—	(674,549)
Cash flows from financing activities
Debt issuance costs paid	(25,236)	—	—	—	(25,236)
Payments on capital lease obligation	—	(4,836)	(95)	—	(4,931)
Principal Payments on Initial Term Loans	(4,750)	—	—	—	(4,750)
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—	—	—	696,500
Borrowings under New Senior Credit Facility, net of original issue discount	—	—	—	—	—
Distributions to Buccaneer Holdings, Inc.	(17)	—	—	—	(17)
Distribution of noncontrolling interest	—	—	(940)	—	(940)
Net cash used in financing activities	666,497	(4,836)	(1,035)	—	660,626
Effect of exchange rate changes on cash	—	(2,872)	3,577	—	705
Net decrease in cash	—	23,246	18,354	—	41,600
Cash at beginning of period	—	182,869	49,326	—	232,195
Cash at end of period	$—	$206,115	$67,680	$—	$273,795

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$182,869	$49,326	$—	$232,195
Accounts receivable, net of allowances	—	124,937	23,760	—	148,697
Accounts receivable - affiliates	1,166,304	628,810	93,267	(1,888,381)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	6,460	4,321	1,161	—	11,942
Income taxes receivable	—	3,604	2,471	—	6,075
Prepaid and other current assets	3,851	15,647	5,697	—	25,195
Total current assets	1,176,615	960,188	190,576	(1,903,275)	424,104
Property and equipment, net	—	74,945	10,207	—	85,152
Capitalized software, net	—	198,936	3,178	—	202,114
Deferred costs, net	42,071	—	—	—	42,071
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	474,200	2,883	—	477,083
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	—	—	1,290		1,290
Other assets	—	44,793	261	—	45,054
Investment in subsidiaries	1,603,922	96,861	—	(1,700,783)	—
Total assets	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,213	$3,548	$—	$17,761
Accounts payable - affiliates	193,976	1,635,043	59,362	(1,888,381)	—
Income taxes payable	—	—	6,197	—	6,197
Accrued liabilities	29,178	39,216	11,196	—	79,590
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	2,346	3,365	—	5,711
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	3,791	152	—	3,943
Current portion of long term debt, net of original issue discount	7,082	—	—	—	7,082
Total current liabilities	230,236	1,709,503	84,063	(1,903,275)	120,527
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	4,569	192,361	15,746	—	212,676
Long-term capital lease obligation, net of current maturities	—	4,075	245	—	4,320
Long-term debt, net of current portion and original issue discount	1,398,136	—	—	—	1,398,136
Other long-term liabilities	—	15,050	11,903	—	26,953
Total liabilities	1,632,941	1,928,172	111,957	(1,910,458)	1,762,612

Stockholder equity:
Common stock	—	—	207	(207)	—
Additional paid-in capital	1,215,350	1,489,267	45,377	(1,534,644)	1,215,350
(Accumulated deficit) retained earnings	(24,713)	114,122	59,540	(173,662)	(24,713)
Accumulated other comprehensive (loss) income	(970)	533	(1,503)	970	(970)
Total Syniverse Holdings Inc. stockholder equity	1,189,667	1,603,922	103,621	(1,707,543)	1,189,667
Noncontrolling interest	—	—	—	6,760	6,760
Total equity	1,189,667	1,603,922	103,621	(1,700,783)	1,196,427
Total liabilities and stockholder equity	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$157,706	$25,502	$—	$183,208
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	57,471	9,837	—	67,308
Sales and marketing	—	11,710	5,225	—	16,935
General and administrative	—	34,917	(6,906)	—	28,011
Depreciation and amortization	—	42,341	1,748	—	44,089
Restructuring and management termination benefits	—	195	62	—	257
Acquisition expenses	—	5,490	—	—	5,490
	—	152,124	9,966	—	162,090
Operating income	—	5,582	15,536	—	21,118
Other income (expense), net:
Income from equity investment	23,466	23,415	—	(46,881)	—
Interest income	—	181	91	—	272
Interest expense	(31,567)	—	—	—	(31,567)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	(497)	(336)	—	(833)
	(14,559)	23,099	(245)	(46,881)	(38,586)
(Loss) income before provision for (benefit from) income taxes	(14,559)	28,681	15,291	(46,881)	(17,468)
Provision for (benefit from) income taxes	1,212	5,215	(8,549)	—	(2,122)
Net (loss) income	(15,771)	23,466	23,840	(46,881)	(15,346)
Net income attributable to noncontrolling interest	—	—	—	425	425
Net (loss) income attributable to Syniverse Holdings, Inc.	$(15,771)	$23,466	$23,840	$(47,306)	$(15,771)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(15,771)	$23,466	$23,840	$(46,881)	$(15,346)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of ($1,129)	—	—	(646)	—	(646)
Other comprehensive loss	—	—	(646)	—	(646)
Comprehensive (loss) income	(15,771)	23,466	23,194	(46,881)	(15,992)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	169	169
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(15,771)	$23,466	$23,194	$(47,050)	$(16,161)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$319,677	$48,596	$—	$368,273
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	115,918	18,406	—	134,324
Sales and marketing	—	24,477	10,281	—	34,758
General and administrative	—	61,259	(8,238)	—	53,021
Depreciation and amortization	—	83,979	3,294	—	87,273
Restructuring and management termination benefits	—	593	38	—	631
Acquisition expenses	—	5,490	—	—	5,490
	—	291,716	23,781	—	315,497
Operating income	—	27,961	24,815	—	52,776
Other income (expense), net:
Income from equity investment	46,621	30,632	—	(77,253)	—
Interest income	—	243	261	—	504
Interest expense	(58,101)	—	—	—	(58,101)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	(406)	887	—	481
	(17,938)	30,469	1,148	(77,253)	(63,574)
(Loss) income before provision for (benefit from) income taxes	(17,938)	58,430	25,963	(77,253)	(10,798)
(Benefit from) provision for income taxes	(5,449)	11,809	(6,325)	—	35
Net (loss) income	(12,489)	46,621	32,288	(77,253)	(10,833)
Net income attributable to noncontrolling interest	—	—	—	1,656	1,656
Net (loss) income attributable to Syniverse Holdings, Inc.	$(12,489)	$46,621	$32,288	$(78,909)	$(12,489)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(12,489)	$46,621	$32,288	$(77,253)	$(10,833)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of ($558)	—	—	(1,098)	—	(1,098)
Other comprehensive loss	—	—	(1,098)	—	(1,098)
Comprehensive (loss) income	(12,489)	46,621	31,190	(77,253)	(11,931)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	1,306	1,306
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(12,489)	$46,621	$31,190	$(78,559)	$(13,237)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(12,489)	$46,621	$32,288	$(77,253)	$(10,833)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	83,979	3,294	—	87,273
Amortization of deferred debt issuance costs and original issue discount	3,972	—	—	—	3,972
Allowance for uncollectible accounts	—	283	234	—	517
Allowance for credit memos	—	2,284	995	—	3,279
Deferred income tax expense (benefit)	19,454	656	(21,176)	—	(1,066)
Debt modification costs	6,115	—	—	—	6,115
Debt extinguishment costs	6,458	—	—	—	6,458
Income from equity investment	(46,621)	(30,632)	—	77,253	—
Stock-based compensation	4,426	—	—	—	4,426
Other, net	—	1,388	(103)	—	1,285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(4,265)	(6,045)	—	(10,310)
Accounts receivable - affiliates	105,947	—	4,267	(110,214)	—
Income tax receivable or payable	—	880	(3,066)	—	(2,186)
Prepaid and other current assets	(75)	(2,075)	(274)	—	(2,424)
Accounts payable	—	10,279	1,265	—	11,544
Accounts payable - affiliates	—	(110,274)	60	110,214	—
Accrued liabilities and deferred revenues	(2,730)	(4,935)	(760)	—	(8,425)
Other assets and long-term liabilities	—	224	67	—	291
Net cash provided by (used in) operating activities	84,457	(5,587)	11,046	—	89,916
Cash flows from investing activities
Capital expenditures	—	(36,953)	(2,737)	—	(39,690)
Net cash used in investing activities	—	(36,953)	(2,737)	—	(39,690)
Cash flows from financing activities
Debt issuance costs paid	(10,181)	—	—	—	(10,181)
Payments on capital lease obligation	—	(58)	—	—	(58)
Principal payment on Old Senior Credit Facility	(1,014,750)	—	—	—	(1,014,750)
Borrowings under Initial Term Loans, net of original issue discount	940,500	—	—	—	940,500
Distributions to Buccaneer Holdings, Inc.	(26)	—	—	—	(26)
Net cash used in financing activities	(84,457)	(58)	—	—	(84,515)
Effect of exchange rate changes on cash	—	—	(1,868)	—	(1,868)
Net increase (decrease) in cash	—	(42,598)	6,441	—	(36,157)
Cash at beginning of period	44	201,750	24,959	—	226,753
Cash at end of period	$44	$159,152	$31,400	$—	$190,596

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain of the statements in this Quarterly Report on Form 10-Q, including, without limitation, those related to our future operations or results under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements, or the performance of the global telecommunications industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
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

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	expectations of changes in our revenues from prior periods to future periods;

•	our beliefs concerning the effects that the current economic conditions will have on our business;

•	the cost and difficulties of acquiring and integrating complementary businesses and technologies, including the integration of MACH;

•	capital expenditures in future periods; and

•
the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our New Senior Credit Facility (as defined under Note 8 to the unaudited condensed consolidated financial statements) to fund our operations, debt service and capital expenditures.

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
The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	system failures, delays and other problems;

•	security breaches;

•	the loss of major customers and the resulting decrease in revenue;

•	the lack of minimum payments in our customer contracts;

•	future consolidation among our customers that may cause decreased transaction volume and/or a reduction in our pricing;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	intense competition in our market for services and the advantages that many of our competitors have or may develop over us, through acquisitions or technological innovations;

•	customer migrations from our services to in-house solutions;

•	the failure to achieve or sustain desired pricing levels or transaction volumes;

•	certain risks with our continued expansion into international markets, including risks associated with anti-corruption laws and international tax compliance;

•	the costs and difficulties of acquiring and integrating complementary businesses and technologies, including the integration of MACH;

•	the inability of our customers to successfully implement our services;

•	the risk exposure related to our reliance on third-party providers for communications software, hardware and infrastructure;

•	our inability to develop or maintain relationships with material vendors;

•	fluctuations in currency exchange rates;

•	the failure to obtain additional capital on acceptable terms, or at all;

•	the impairment of our intangible assets or goodwill;

•	regulations affecting our customers and us and future regulations to which they or we become subject;

•	the capacity limits on our network and application platforms and inabilities to expand and upgrade our systems to meet demand;

•	the inability to obtain or retain licenses or authorizations that may be required to sell our services internationally;

•	the failure to protect our intellectual property rights;

•	claims that we are in violation of intellectual property rights of others and any indemnities to our customers that may result therefrom;

•	the loss of key personnel and the potential inability to successfully attract and retain personnel;

•	unfavorable general economic conditions in the U.S. or in other major global markets;

•	our exposure to, and the expense of defending and resolving, lawsuits that arise in the ordinary course of business;

•	other factors disclosed in this Quarterly Report on Form 10-Q; and

•	other factors beyond our control.

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

Business

In today’s evolving and highly competitive wireless industry, a key priority is the need to provide a seamless user experience to mobile subscribers across varied networks, devices, standards, and content types. When subscribers communicate on their own mobile operator’s network or with other subscribers of the same mobile operator, this objective is easily achieved. However, when subscribers roam on other networks or communicate with subscribers of a different mobile operator, new layers of complexity are introduced as a result of varying and incompatible technologies, networks and devices. The latter scenario requires inter-carrier roaming agreements and physical access by the mobile operator to other mobile operators’ networks. It is often preferable to have a neutral and trusted third-party intermediary, such as Syniverse, to sit between mobile operators.
We clear, process, route, translate and transport over two billion transactions each day on average. A “transaction” is generated by, among other things, an individual phone call, a text or a multimedia message that is sent or received, or the initiation of a mobile data session between different operators’ networks or while roaming. We also operate a secure physical network infrastructure that provides the connections required to complete these transactions. After consummating our acquisition of MACH on June 28, 2013, our physical network infrastructure consists of 27 data centers globally, of which 17 are network points-of-presence. The connections provided by our network infrastructure can be between mobile operators or between mobile operators and enterprises, multiple service operators (“MSOs”) or others. Our Network services provide connectivity to mobile operators and other telecommunications providers, allow subscribers to keep (or “port”) their phone numbers when switching mobile operators, and allow subscribers to utilize caller identification (“caller ID”) services. Our Messaging services allow mobile operators’ subscribers to send text and multimedia messages to other mobile operators’ subscribers and also facilitate text and multimedia messaging between enterprises and their customers. Through the use of our Roaming services, mobile operators enable their subscribers to make phone calls, send and receive text messages, multimedia messages, and email and browse the web or use applications while roaming on another mobile operator’s network.
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

•
IP platform solutions provide operators a means of secure transport of roaming, messaging, interworking packet exchange (“IPX”) and signaling traffic to consolidate global network connections via one network for all traffic types. These services optimize streams of data delivered to mobile devices accelerating download speeds and relieving network load by reducing the volume of data being exchanged between our customers’ networks.

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
Executive Overview
Financial Highlights
For the three months ended June 30, 2013, revenues increased $10.1 million, or 5.5%, to $193.3 million from $183.2 million for the comparable prior year period. The increase was driven primarily by new business and volume increases in our Network service offering, specifically signaling solutions and MDR, and new business and volume increases in our enterprise messaging business. The increase was partially offset by the impact of the Verizon Wireless contract renewal which was executed at lower pricing effective May 1, 2012, and declines in our Asia-Pacific turnkey operations due to the timing of completed customer projects. In addition, SMS revenues declined due to lower volumes resulting from higher amounts of messaging traffic competing with over the top (“OTT”) messaging platforms and group text messages carried over alternative MMS platforms. For the three months ended June 30, 2013, cost of operations increased $4.6 million due primarily to higher message termination fees, network costs and data processing and hosting costs. Sales, marketing, general and administrative expenses increased $0.3 million, driven by an increase in compensation costs of $2.8 million resulting from higher headcount as compared to the prior year, and $3.6 million of integration planning costs. This increase was partially offset by lower professional services costs of $4.6 million due to business development activities in the prior year period which were unrelated to MACH, as well as a decrease in travel expenses of $1.3 million. Depreciation and amortization expenses increased $5.4 million to $49.5 million for the three months ended June 30, 2013 from $44.1 million for the same period in 2012 primarily due to accelerated amortization related to the abandonment of an internal software development project during the quarter. Restructuring and management termination benefits expense increased $2.2 million due to severance costs resulting from a restructuring plan entered into during the quarter. Acquisition expenses were $16.6 million for the three months ended June 30, 2013 and consisted of professional services costs including legal, tax, audit and transaction advisory costs related to the Acquisition (defined below). Operating income decreased $13.5 million to $7.6 million for the three months ended June 30, 2013 from $21.1 million for the same period in 2012.

Business Developments

MACH Acquisition

On June 28, 2013 (the “Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of the transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit (as defined below) of €30.0 million that was paid to the Seller on July 2, 2012.

WP Roaming is a holding company which conducts the business of MACH S.à r.l. (“MACH”). The purpose of the Acquisition is to give Syniverse added global scale and increased reach with more direct connections to support roaming, messaging and network solutions that will enable its customers to deliver superior experiences to their end users.

At the closing of the Acquisition, Syniverse paid to the Seller an amount equal to approximately €140.0 million, representing €172.7 million (the “Base Amount”), less preliminary adjustments of €37.2 million, plus €4.5 million, representing €250.0 per month from December 31, 2011 through the Acquisition Date, reflecting a “locked box” approach, such that Syniverse Holdings, Inc. acquired WP Roaming with economic effect from December 31, 2011. In addition, at the Acquisition Date, Syniverse, on behalf of WP Roaming, paid €313.0 million and $81.5 million, respectively, for amounts outstanding to WP Roaming's two third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller an initial deposit of €30.0 million (the “Deposit”) which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058 or $630.5 million.

Refer to Note 4 to the unaudited condensed consolidated financial statements included herein for additional information regarding the Acquisition.

Assets Held for Sale

The approval of the Acquisition granted by the European Commission (the “Commission”) was conditioned upon the Company's commitment to divest certain assets supporting MACH's data clearing and near real-time roaming data exchange (“NRTRDE”) business in the European Economic Area, which includes European Union countries plus Iceland, Liechtenstein and Norway (the “EEA”), including technology platforms, necessary employees, customer contracts and the MACH brand (the “Divestment Business”).

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that is the immediate shareholder of the Divestment Business, signed a definitive agreement (the “Divestment Agreement”) to sell the Divestment Business to Starhome, B.V., a private limited liability company incorporated under the laws of The Netherlands, upon the completion of the Acquisition.

Refer to Note 4 to the unaudited condensed consolidated financial statements included herein for additional information regarding assets classified as held for sale.

Tranche B Term Loans

On June 28, 2013, we received net proceeds of $696.5 million under the Tranche B Term Loans, the proceeds of which were used to refinance the Escrow Term Loans (as defined below) in full. We paid upfront fees of $3.5 million associated with the Escrow Term Loans which were recorded as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method. We incurred $25.2 million of debt issuance costs which were recorded as deferred financing costs to be amortized over the life of the Tranche B Term Loans using the effective interest method.

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of the Tranche B Term Loans under the New Senior Credit Facility, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Tranche B Term Loans under our New Senior Credit Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

Effective June 28, 2013, our Tranche B Term Loans amortizes in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

Refer to Note 8 to the unaudited condensed consolidated financial statements included herein for additional details regarding the Tranche B Term Loans.

Delayed Draw Facility and Escrow Term Loans

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our direct wholly owned subsidiary, entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). On May 28, 2013, the Finance Sub entered into an amendment to the Delayed Draw Credit Agreement (the “Escrow Credit Agreement”). Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account (the “Escrow Term Loans”) and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively (the “Escrowed Funds”). The Escrowed Funds were released on June 28, 2013 (the “Release”).

Following the Release, Finance Sub merged with and into the Company with the Company as the survivor to such merger (the “Merger”). In connection with the Merger the Company assumed the obligations of Finance Sub under the Escrow Credit Agreement (the “Debt Assumption”).

Following the Debt Assumption, on June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its New Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans, a portion of which were used to fund the Acquisition.

Refer to Note 8 to the unaudited condensed consolidated financial statements included herein for additional details regarding the Delayed Draw Facility.

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

Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, restructuring and management termination benefits expenses and Acquisition expenses.

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

•	Restructuring and management termination benefits represents termination costs including severance, benefits and other employee related costs as well as contract termination costs.

•	Acquisition expenses include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Acquisition.

Results of Operations
The following tables present an overview of our results of operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
		% of		% of	2013 vs.	2013 vs.
(In thousands)	2013	Revenues	2012	Revenues	2012 $	2012%
Revenues:
Network services	$95,490	49.4%	$84,861	46.3%	$10,629	12.5%
Messaging services	46,753	24.2%	44,442	24.3%	2,311	5.2%
Roaming services	47,301	24.5%	48,087	26.2%	(786)	(1.6)%
Other	3,727	1.9%	5,818	3.2%	(2,091)	(35.9)%
Revenues	193,271	100.0%	183,208	100.0%	10,063	5.5%
Costs and expenses:
Cost of operations	71,934	37.2%	67,308	36.7%	4,626	6.9%
Sales and marketing	16,528	8.6%	16,935	9.2%	(407)	(2.4)%
General and administrative	28,690	14.8%	28,011	15.3%	679	2.4%
Depreciation and amortization	49,500	25.6%	44,089	24.1%	5,411	12.3%
Restructuring and management termination benefits	2,452	1.3%	257	0.1%	2,195	854.1%
Acquisition expenses	16,553	8.6%	5,490	3.0%	11,063	201.5%
	185,657	96.1%	162,090	88.4%	23,567	14.5%
Operating income	7,614	3.9%	21,118	11.6%	(13,504)	(63.9)%
Other income (expense), net:
Interest income	162	0.1%	272	0.1%	(110)	(40.4)%
Interest expense	(31,117)	(16.1)%	(31,567)	(17.2)%	450	(1.4)%
Debt extinguishment costs	—	—%	(6,458)	(3.5)%	6,458	—%
Other, net	(553)	(0.2)%	(833)	(0.5)%	280	(33.6)%
	(31,508)	(16.3)%	(38,586)	(21.1)%	7,078	(18.3)%
Loss before provision for (benefit from) income taxes	(23,894)	(12.4)%	(17,468)	(9.5)%	(6,426)	36.8%
Provision for (benefit from) income taxes	250	0.1%	(2,122)	(1.2)%	2,372	(111.8)%
Net loss	(24,144)	(12.5)%	(15,346)	(8.3)%	(8,798)	57.3%
Net income attributable to noncontrolling interests	192	0.1%	425	0.2%	(233)	(54.8)%
Net loss attributable to Syniverse Holdings, Inc.	$(24,336)	(12.6)%	$(15,771)	(8.5)%	$(8,565)	54.3%

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
		% of		% of	2013 vs.	2013 vs.
(In thousands)	2013	Revenues	2012	Revenues	2012 $	2012%
Revenues:
Network services	$183,203	48.6%	$169,497	46.0%	$13,706	8.1%
Messaging services	93,475	24.8%	91,450	24.8%	2,025	2.2%
Roaming services	93,181	24.7%	97,230	26.4%	(4,049)	(4.2)%
Other	7,294	1.9%	10,096	2.8%	(2,802)	(27.8)%
Revenues	377,153	100.0%	368,273	100.0%	8,880	2.4%
Costs and expenses:
Cost of operations	143,865	38.1%	134,324	36.5%	9,541	7.1%
Sales and marketing	36,677	9.7%	34,758	9.4%	1,919	5.5%
General and administrative	59,831	15.9%	53,021	14.4%	6,810	12.8%
Depreciation and amortization	94,587	25.1%	87,273	23.7%	7,314	8.4%
Restructuring and management termination benefits	3,510	0.9%	631	0.2%	2,879	456.3%
Acquisition expenses	20,945	5.6%	5,490	1.5%	15,455	281.5%
	359,415	89.7%	315,497	84.2%	43,918	13.9%
Operating income	17,738	4.7%	52,776	15.8%	(35,038)	(66.4)%
Other income (expense), net:
Interest income	211	0.1%	504	0.1%	(293)	(58.1)%
Interest expense	(57,961)	(15.4)%	(58,101)	(15.8)%	140	(0.2)%
Debt extinguishment costs	—	0.0%	(6,458)	(1.8)%	6,458	0.0%
Other, net	(1,237)	(0.2)%	481	0.1%	(1,718)	(357.2)%
	(58,987)	(15.6)%	(63,574)	(17.4)%	4,587	(7.2)%
Loss before (benefit from) provision for income taxes	(41,249)	(10.9)%	(10,798)	(1.6)%	(30,451)	282.0%
(Benefit from) provision for income taxes	(4,058)	(1.1)%	35	0.0%	(4,093)	(11,694.3)%
Net loss	(37,191)	(9.9)%	(10,833)	(1.6)%	(26,358)	243.3%
Net income attributable to noncontrolling interests	604	0.2%	1,656	0.4%	(1,052)	(63.5)%
Net loss attributable to Syniverse Holdings, Inc.	$(37,795)	(10.0)%	$(12,489)	(2.0)%	$(25,306)	202.6%
Revenues
Revenues increased $10.1 million to $193.3 million for the three months ended June 30, 2013 from $183.2 million for the same period in 2012. Revenues increased $8.9 million to $377.2 million for the six months ended June 30, 2013 from $368.3 million for the same period in 2012. The increase in revenues was primarily due to new business and volume growth in our Network service offering and enterprise messaging product. The increase was partially offset by the impact of the Verizon Wireless contract renewal at lower pricing that was effective May 1, 2012, the timing of completed projects in our Asia-Pacific turnkey operations service offering and lower SMS revenue due to a decline in volume.
Network services revenue increased $10.6 million, or 12.5%, to $95.5 million for the three months ended June 30, 2013 from $84.9 million for the same period in 2012. Network services revenue increased $13.7 million, or 8.1%, to $183.2 million for the six months ended June 30, 2013 from $169.5 million for the same period in 2012. New business and continued volume growth across signaling solutions, MDR, interstandard roaming solutions and IPX contributed a revenue increase of $11.5 million and $17.8 million on a quarter- and year-to-date basis, respectively. The increase was partially offset by a decline in wireless local number portability revenue due to lower volumes compared to the prior year period.

Messaging services revenue increased $2.3 million, or 5.2%, to $46.8 million for the three months ended June 30, 2013 from $44.4 million for the same period in 2012. Messaging services revenue increased $2.0 million, or 2.2%, to $93.5 million for the six months ended June 30, 2013 from $91.5 million for the same period in 2012. The increase in revenue was primarily due to new business and volume growth in our enterprise messaging business, partially offset by a decline in SMS driven by lower volumes resulting from increased use of OTT messaging platforms and group text messages carried over alternative MMS platforms. In addition, PictureMail revenue declined primarily as a result of contractual price reductions from a 2010 renewal that included progressive rate reductions through the end of the contract term.
Roaming services revenue decreased $0.8 million, or 1.6%, to $47.3 million for the three months ended June 30, 2013 from $48.1 million for the same period in 2012. Roaming services revenue decreased $4.0 million, or 4.2%, to $93.2 million for the six months ended June 30, 2013 from $97.2 million for the same period in 2012. The decrease was primarily driven by the pricing impact of the Verizon Wireless contract renewal in May 2012. While volume growth in our data clearing house continues to be predominantly driven by data sessions, we saw a slight improvement in SMS and voice sessions compared to the prior year for both quarter-to-date and year-to-date periods.
Other services revenue decreased $2.1 million, or 35.9%, to $3.7 million for the three months ended June 30, 2013 from $5.8 million for the same period in 2012. Other services revenue decreased $2.8 million, or 27.8%, to $7.3 million for the six months ended June 30, 2013 from $10.1 million for the same period in 2012. The decrease was driven by the timing of completion of customers’ projects.
Costs and Expenses
Cost of operations increased $4.6 million to $71.9 million for the three months ended June 30, 2013 from $67.3 million for the three months ended June 30, 2012. Cost of operations increased $9.5 million to $143.9 million for the six months ended June 30, 2013 from $134.3 million for the comparable prior year period. The table below summarizes our cost of operations by category of spending.

	Three months ended June 30,		Increase/	Increase/
(In thousands)	2013	2012	(Decrease) $	(Decrease) %
Cost of operations:
Headcount and related costs	$22,453	$23,056	$(603)	(2.6)%
Variable costs	16,110	13,496	2,614	19.4%
Data processing, hosting and support costs	19,874	19,115	759	4.0%
Network costs	10,837	9,079	1,758	19.4%
Other operating related costs	2,660	2,562	98	3.8%
Cost of operations	$71,934	$67,308	$4,626	6.9%

	Six months ended June 30,		Increase/	Increase/
(In thousands)	2013	2012	(Decrease) $	(Decrease) %
Cost of operations:
Headcount and related costs	$45,788	$45,686	$102	0.2%
Variable costs	31,681	26,995	4,686	17.4%
Data processing, hosting and support costs	39,338	37,447	1,891	5.0%
Network costs	21,519	18,645	2,874	15.4%
Other operating related costs	5,539	5,551	(12)	(0.2)%
Cost of operations	$143,865	$134,324	$9,541	7.1%

Variable costs increased for both quarter- and year-to-date periods due primarily to higher volumes in our enterprise messaging business resulting in higher messaging termination fees. The year-to-date increase in variable costs was partially offset by a decline in revenue share cost resulting from a decline in the associated revenue. The increase in data processing, hosting and support costs is primarily due to investments in data center expansion to support additional capacity and additional network points of presence, as well as higher processing costs resulting from transactional volume growth. The increase in network costs was primarily driven by investments in our internal infrastructure to support global business growth. We intend to continue investing in our network infrastructure in the foreseeable future in order to support future growth opportunities. As a percentage of revenues, cost of operations increased to 37.2% and 38.1% for the three and six months ended June 30, 2013, from 36.7% and 36.5% for the three and six months ended June 30, 2012.
Sales and marketing expense decreased $0.4 million to $16.5 million for the three months ended June 30, 2013 from $16.9 million for the same period in 2012, primarily due to lower travel expenses of $0.6 million, sales promotions of $0.5 million and sales incentives of $0.3 million. This decrease was partially offset by higher headcount related costs of $1.0 million associated with the expansion of our global sales force to support growth in developing markets. As a percentage of revenues, sales and marketing expense decreased to 8.6% for the three months ended June 30, 2013 from 9.2% for the three months ended June 30, 2012.
Sales and marketing expense increased $1.9 million to $36.7 million for the six months ended June 30, 2013 from $34.8 million for the same period in 2012, primarily due to higher headcount related costs of $1.9 million associated with our global sales force expansion and higher performance-based compensation of $0.9 million. In addition, stock-based compensation increased $0.5 million as compared to the prior year period driven by the modification to the vesting terms of certain 2012 equity awards (as discussed in Note 11 to the unaudited condensed consolidated financial statements included herein). This year-to-date increase was partially offset by lower travel expenses of $0.7 million and sales incentives of $0.4 million. As a percentage of revenues, sales and marketing expense increased to 9.7% for the six months ended June 30, 2013 from 9.4% for the six months ended June 30, 2012.
General and administrative expense increased $0.7 million to $28.7 million for the three months ended June 30, 2013 from $28.0 million for the same period in 2012, primarily due to higher headcount related costs of $1.8 million associated with additional resources to support global business growth and new product development initiatives and integration planning costs of $3.6 million related to the Acquisition. This decrease was partially offset by lower professional service costs of $4.7 million and travel expenses of $0.7 million related to business development activities in the prior year period. Additionally, foreign value added taxes increased $0.7 million. As a percentage of revenues, general and administrative expense decreased to 14.8% for the three months ended June 30, 2013, from 15.3% for the comparable prior year period.
General and administrative expense increased $6.8 million to $59.8 million for the six months ended June 30, 2013 from $53.0 million for the same period in 2012. The year-to-date increase was primarily due to higher headcount related costs of $3.7 million, integration planning expenses of $4.4 million, performance-based compensation of $0.7 million, and foreign value added taxes of $0.8 million. These increases were partially offset by lower professional service costs of $2.1 million and travel expenses of $0.7 million. As a percentage of revenues, general and administrative expense increased to 15.9% for the six months ended June 30, 2013, from 14.4% for the comparable prior year period.
Effective June 30, 2013, expenses related the Acquisition, which were previously recorded in General and administrative, are presented in the Acquisition expenses line item in the unaudited condensed consolidated statement of operations.
Depreciation and amortization expense increased $5.4 million to $49.5 million for the three months ended June 30, 2013 from $44.1 million for the same period in 2012. Depreciation and amortization expense increased $7.3 million to $94.6 million for the six months ended June 30, 2013 from $87.3 million for the comparable prior year period. The increase for the quarter- and year-to date periods was driven by accelerated amortization of $4.3 million resulting from the abandonment of a software development project, as well as $1.3 million and $2.6 million, respectively, related to the depreciation and amortization of assets acquired under capital leases entered into during the last twelve months.
Restructuring and management termination benefits expense was $2.5 million and $3.5 million for the three and six months ended June 30, 2013, driven by severance costs related to the June 2013 Plan and additions to the March 2013 Plan. See Note 12 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.
Acquisition expenses were $16.6 million and $20.9 million for the three and six months ended June 30, 2013, respectively. The quarter-to-date expenses consisted of professional services costs including legal, tax, audit and transaction advisory costs of $15.9 million and travel expenses of $0.4 million. The year-to-date expenses consisted of $19.8 million of professional services costs and $0.9 million of travel expenses.
Other Income (Expense), net

The decrease in Other Income (Expense), net for the three and six months ended June 30, 2013 is primarily due to $6.5 million of third party fees associated with the New Senior Credit Facility that were paid during the three months ended June 30, 2012 as a result of the partial debt modification and partial debt extinguishment of our Initial Term Loans on April 23, 2012. Refer to Note 8 to the unaudited condensed consolidated financial statements included herein for additional information.

Interest expense decreased $0.5 million to $31.1 million for the three months ended June 30, 2013 from $31.6 million for the same period in 2012. Interest expense decreased $0.1 million to $58.0 million for the six months ended June 30, 2013 from $58.1 million for the same period in 2012. This decrease was driven by our debt refinancing on April 23, 2012, offset by interest expense of $2.6 million and amortization of deferred financing fees of $0.4 million, both related to the Tranche B Term Loans and incurred during the three months ended June 30, 2013. In addition, during the six months ended June 30, 2013, we paid ticking fees of $4.6 million to Barclays Bank PLC as administrative agent to compensate for the time lag between the commitment allocation and actual funding for the Delayed Draw Facility. We expect to incur approximately $30.0 million of interest expense and $3.5 million of amortization of deferred financing fees and original issue discount on a quarterly basis.
Other, net increased $0.3 million to a $0.6 million loss for the three months ended June 30, 2013 from a $0.8 million loss for the same period in 2012. Other, net decreased $1.7 million to a $1.2 million loss for the six months ended June 30, 2013 from a $0.5 million gain for the same period in 2012. The year-to-date decrease was primarily due to a non-cash foreign exchange loss on the €30.0 million deposit associated with the Acquisition.

Provision for (Benefit from) Income Taxes
We recorded an income tax provision of $0.3 million and an income tax benefit of $4.1 million for the three and six months ended June 30, 2013, respectively, compared to a benefit of $2.1 million and a provision of $0.03 million for the same period in 2012. During the three months ended June 30, 2013, the effective tax rate was a provision of 1.0% and a benefit of 9.8%, respectively. During the six months ended June 30, 2012, the effective tax rate was a benefit of 12.1% and a provision of 0.3%, respectively. The change in our effective tax rate is chiefly attributable to costs related to the acquisition of MACH, some of which are non-deductible for income tax purposes, the inclusion of the forecasted earnings impact of the MACH entities in calculating the annual effective tax rate, certain favorable permanent items, and a shift in taxable income to lower foreign tax rate jurisdictions.

 Liquidity and Capital Resources

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the revolving portion of our New Senior Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. On June 28, 2013, we completed the Acquisition. The Acquisition was funded primarily through proceeds from the Escrow Term Loans, which were refinanced through the Tranche B Term Loans as described in “Debt and Credit Facilities” below.

We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the revolving portion of our New Senior Credit Facility, will be sufficient to meet our cash requirements for the next twelve months. We may need supplemental funding for those activities, which we believe could be available from the debt markets.

Cash Flow

Cash and cash equivalents were $273.8 million at June 30, 2013 as compared to $232.2 million at December 31, 2012. The following table summarizes our unaudited condensed consolidated cash flow activity.

	Six months ended June 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$54,818	$89,916
Net cash used in investing activities	(674,549)	(39,690)
Net cash provided by (used in) financing activities	660,626	(84,515)
Effect of exchange rate changes on cash	705	(1,868)
Net (decrease) increase in cash	$41,600	$(36,157)

Net cash provided by operating activities decreased $35.1 million to $54.8 million for the six months ended June 30, 2013 from $89.9 million for the same period in 2012. Net income adjusted for non-cash items decreased $33.6 million, primarily due to the Acquisition expenses and related integration costs, and higher operating costs during the six months ended June 30, 2013 as compared to the prior year period. Cash used for working capital increased $1.5 million due primarily to higher accounts receivable resulting from the increase in revenue combined with the timing of collections and higher prepaid and other current assets driven by an increase in prepaid software maintenance. This decrease was partially offset by the timing of performance-based compensation payments.

Net cash used in investing activities was $674.5 million for the six months ended June 30, 2013, and included $628.2 million of cash consideration, net of cash acquired for the Acquisition, $41.7 million for capital expenditures and $4.6 million for capital expenditures to support the assets held for sale, as a condition of closing the sale transaction. Net cash used in investing activities was $39.7 million for the six months ended June 30, 2012, all related to capital expenditures. The increase in capital expenditures was driven by higher costs associated with capitalized software for new products and services, data center capacity increases and investments in our internal infrastructure.

Net cash provided by financing activities was $660.6 million for the six months ended June 30, 2013, which included $696.5 million of net proceeds under the Tranche B Term Loans, $25.2 million of debt issuance costs paid and principal payments on our Initial Term Loans of $4.8 million. Net cash used in financing activities was $84.5 million for the six months ended June 30, 2012, which includes $940.5 million of net proceeds under the New Senior Credit Facility offset by $1.0 billion of payments on our Old Senior Credit Facility and $10.2 million of debt issuance costs paid.

Debt and Credit Facilities

New Senior Credit Facility

On April 23, 2012, we entered into the New Credit Agreement with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the New Senior Credit Facility consisting of (i) the Initial Term Loans; and (ii) the Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its New Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the Acquisition.
Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans (together the “Term Loan Facilities”) or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by an amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).

The Term Loan Facilities will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facilities or (iii) the date the loans under the Term Loan Facilities are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Senior Notes remain outstanding on the First Springing Maturity Date, the maturity date for the Term Loan Facilities will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the Second Springing Maturity Date, the maturity date for the Term Loan Facilities will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the New Credit Agreement.

As of June 30, 2013, we had a carrying amount of $940.5 million, excluding original issue discount, of outstanding indebtedness under the Initial Term Loans. At June 30, 2013, the applicable interest rate was 5.00% on the Initial Term Loans based on the Eurodollar option.

As of June 30, 2013, we had a carrying amount of $700.0 million, excluding original issue discount, of outstanding indebtedness under the Tranche B Term Loans. At June 30, 2013, the applicable interest rate was 4.00% on the Tranche B Term Loans based on the Eurodollar option.

Our Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at June 30, 2013, which was considered a reduction against our Revolving Credit Facility under the New Credit Agreement. The unused commitment under the Revolving Credit Facility was $148.1 million at June 30, 2013.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% (“Senior Notes”) that mature on January 15, 2019. Interest on the Senior Notes is paid on January 15 and July 15 of each year.

The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of June 30, 2013, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.

Delayed Draw Credit Agreement

On February 4, 2013, Finance Sub, our direct wholly-owned subsidiary entered into the Delayed Draw Credit Agreement with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the Delayed Draw Facility. On May 28, 2013, Finance Sub entered into the Escrow Credit Agreement. Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively. The Escrowed Funds were released to Finance Sub on June 28, 2013.

Following the Release, Finance Sub merged with and into the Company with the Company as the survivor to such merger. In connection with the Merger the Company assumed the obligations of Finance Sub under the Escrow Credit Agreement.

Following the Debt Assumption, on June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its New Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance the Escrow Term Loans in full.

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

•
does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, including original issue discount amortization on our Initial Term Loans and Tranche B Term Loans.

Adjusted EBITDA is determined by adding the following items to net loss: other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, restructuring and management termination benefits, non-cash stock compensation, Acquisition expenses, business development, integration and other related expenses including transition and integration costs generally and the Carlyle annual management fee including related expenses.
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
Free Cash Flow is determined by adding the result of net cash provided by or used in operating activities and Acquisition expenses less capital expenditures. We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three months ended June 30,
(In thousands)	2013	2012
Reconciliation to Adjusted EBITDA
Net loss	$(24,144)	$(15,346)
Other expense, net	31,508	38,586
Provision for (benefit from) income taxes	250	(2,122)
Depreciation and amortization	49,500	44,089
Restructuring and management termination benefits (a)	2,452	257
Non-cash stock compensation (b)	1,482	1,738
Acquisition expenses (c)	16,553	5,490
Business development, integration and other expenses (d)	3,597	5,118
Management fee and related expenses (e)	798	750
Adjusted EBITDA	$81,996	$78,560

	Six months ended June 30,
(In thousands)	2013	2012
Reconciliation to Adjusted EBITDA
Net loss	$(37,191)	$(10,833)
Other expense, net	58,987	63,574
(Benefit from) provision for income taxes	(4,058)	35
Depreciation and amortization	94,587	87,273
Restructuring and management termination benefits (a)	3,510	631
Non-cash stock compensation (b)	5,180	4,426
Acquisition expenses (c)	20,945	5,490
Business development, integration and other expenses (d)	4,392	5,628
Management fee and related expenses (e)	1,829	1,486
Adjusted EBITDA	$148,181	$157,710

(a)
Restructuring and management termination benefits expense is comprised primarily of severance benefits associated with our cost rationalization initiatives and contract termination costs associated with the exit of a leased facility.

(b)	Reflects non-cash expenses related to equity compensation awards.

(c)	Reflects items associated with the Acquisition including professional services costs, such as legal, tax, audit and transaction advisory costs.

(d)
Reflects items associated with business development activities, integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(e)	Reflects management fees paid to Carlyle and related expenses.
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three months ended June 30,
(In thousands)	2013	2012
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$34,467	$72,244
Acquisition expenses	16,553	5,490
Capital expenditures	(22,658)	(29,803)
Free Cash Flow	$28,362	$47,931

	Six months ended June 30,
(In thousands)	2013	2012
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$54,818	$89,916
Acquisition expenses	20,945	5,490
Capital expenditures	(41,743)	(39,690)
Free Cash Flow	$34,020	$55,716

Off-Balance Sheet Arrangements
We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $453.6 million and $132.4 million as of June 30, 2013 and December 31, 2012, respectively. Off-balance sheet amounts at June 30, 2013 included $296.7 million resulting from the Acquisition.

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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2013, we recorded $0.8 million and $1.8 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2012, we recorded $0.8 million and $1.5 million, respectively.

During the three months ended June 30, 2013, we paid a $10.0 million transaction fee associated with the Acquisition and related debt issuance under the Consulting Agreement with Carlyle. $5.0 million of the transaction fee was recorded in Acquisition expenses and $5.0 million was included in deferred financing costs.

Carlyle, from time to time, participates in the trading of the debt securities under our Initial Term Loans and Tranche B Term loans.

Contractual Obligations

During the six months ended June 30, 2013, we entered into equipment leases that increased our total capital lease obligation to $12.6 million as of June 30, 2013 from $8.3 million at December 31, 2012. The leases have terms between two and three years with payments due at the beginning of each month.

During the three months ended June 30, 2013, we borrowed $700.0 million under the Tranche B Term Loans which increased our total long-term debt obligations (excluding interest) to $2.1 billion as of June 30, 2013 from $1.4 billion at December 31, 2012. Commencing on September 30, 2013, the Tranche B Term Loans will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount with the remaining balance due at final maturity.

The Acquisition did not have a material impact on our contractual obligations as of June 30, 2013 other than noted above.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.25% and 1.00% for the Initial Term Loans and Tranche B Term Loans, respectively, and the base rate floor was 2.25% and 2.00% for the Initial Term Loans and Tranche B Term Loans, respectively, as of June 30, 2013. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2013, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.1 million of additional interest expense during the next year.
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
A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2013 would have increased or decreased our revenues and net loss by approximately $4.9 million and $0.3 million, respectively.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2013. Based on the evaluation, as of June 30, 2013, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
In making its assessment of changes in internal control over financial reporting as of June 30, 2013, management has excluded MACH as it was acquired on June 28, 2013. We are currently assessing the control environment and intend to disclose all material changes resulting from the Acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

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

4.2	Form of Senior Notes due 2019 (1)
*10.1	Escrow Agreement, dated as of May 28, 2013, by and among Syniverse Holdings, Inc., Barclays Bank PLC as administrative agent, and Wilmington Trust, N.A. as escrow agent.
*10.2
Amendment, dated as of May 28, 2013, to the Commitment Letter by and among Syniverse Holdings, Inc., Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank.

*10.3
Amendment, dated as of May 28, 2013, to the Credit Agreement by and among Syniverse Magellan Finance, LLC, Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto.

*10.4	Amendment, dated as of June 21, 2013, to the Stock Purchase Agreement by and between Syniverse Holdings, Inc. and WP Roaming S.à.r.l.
*10.5
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto.

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
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2013.

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

4.2	Form of Senior Notes due 2019 (1)
*10.1	Escrow Agreement, dated as of May 28, 2013, by and among Syniverse Holdings, Inc., Barclays Bank PLC as administrative agent, and Wilmington Trust, N.A. as escrow agent.
*10.2
Amendment, dated as of May 28, 2013, to the Commitment Letter by and among Syniverse Holdings, Inc., Barclays Bank PLC, Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank.

*10.3
Amendment, dated as of May 28, 2013, to the Credit Agreement by and among Syniverse Magellan Finance, LLC, Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto.

*10.4	Amendment, dated as of June 21, 2013, to the Stock Purchase Agreement by and between Syniverse Holdings, Inc. and WP Roaming S.à.r.l.
*10.5
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto.

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
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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