Form 10-Q
period 2013-09-30
SYNIVERSE HOLDINGS INC
filed 2013-11-13
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at November 13, 2013 was 1,000.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$225,839	$232,195
Accounts receivable, net of allowances of $11,587 and $9,912, respectively	192,524	148,697
Deferred tax assets	25,898	11,942
Income taxes receivable	8,871	6,075
Prepaid and other current assets	39,716	25,195
Assets held for sale	18,229	—
Total current assets	511,077	424,104
Property and equipment, net	103,129	85,152
Capitalized software, net	252,170	202,114
Deferred costs, net	60,731	42,071
Goodwill	2,135,547	1,682,171
Identifiable intangibles, net	571,640	477,083
Deferred tax assets	1,291	1,290
Other assets	13,254	45,054
Total assets	$3,648,839	$2,959,039
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$31,115	$17,761
Income taxes payable	6,812	6,197
Accrued liabilities	89,668	79,590
Deferred revenues	8,693	5,711
Deferred tax liabilities	243	243
Current portion of capital lease obligation	6,519	3,943
Current portion of long-term debt, net of original issue discount	—	7,082
Liabilities related to assets held for sale	3,448	—
Total current liabilities	146,498	120,527
Long-term liabilities:
Deferred tax liabilities	231,946	212,676
Long-term capital lease obligation, net of current maturities	1,115	4,320
Long-term debt, net of current portion and original issue discount	2,050,566	1,398,136
Other long-term liabilities	35,425	26,953
Total liabilities	2,465,550	1,762,612
Commitments and contingencies
Redeemable noncontrolling interest	203	—
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,222,401	1,215,350
Accumulated deficit	(69,042)	(24,713)
Accumulated other comprehensive income (loss)	23,532	(970)
Total Syniverse Holdings, Inc. stockholder equity	1,176,891	1,189,667
Nonredeemable noncontrolling interest	6,195	6,760
Total equity	1,183,086	1,196,427
Total liabilities and stockholder equity	$3,648,839	$2,959,039
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$238,890	$189,356	$616,042	$557,629
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	85,931	69,592	229,796	203,916
Sales and marketing	18,289	16,057	54,966	50,814
General and administrative	33,489	23,090	93,320	76,111
Depreciation and amortization	59,698	44,411	154,285	131,685
Restructuring and management termination benefits	1,322	(60)	4,832	571
Acquisition expenses	677	2,654	21,622	8,144
	199,406	155,744	558,821	471,241
Operating income	39,484	33,612	57,221	86,388
Other income (expense), net:
Interest income	200	166	412	670
Interest expense	(37,119)	(25,304)	(95,079)	(83,405)
Debt extinguishment costs	(2,802)	—	(2,802)	(6,458)
Equity income in investee	236	—	236	—
Other, net	(3,303)	3,086	(4,540)	3,567
	(42,788)	(22,052)	(101,773)	(85,626)
(Loss) income before benefit from income taxes	(3,304)	11,560	(44,552)	762
Benefit from income taxes	(1,833)	(5,506)	(5,890)	(5,471)
Net (loss) income from continuing operations	(1,471)	17,066	(38,662)	6,233
Loss from discontinued operations, net of tax	(4,980)	—	(4,980)	—
Net (loss) income	(6,451)	17,066	(43,642)	6,233
Net income attributable to nonredeemable noncontrolling interest	83	1,627	687	3,283
Net (loss) income attributable to Syniverse Holdings, Inc.	$(6,534)	$15,439	$(44,329)	$2,950

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net (loss) income	$(6,451)	$17,066	$(43,642)	$6,233
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	26,135	(1,648)	24,136	(2,746)
Amortization of unrecognized loss included in net periodic pension cost (2)	18	—	54	—
Other comprehensive income (loss)	26,153	(1,648)	24,190	(2,746)
Comprehensive income (loss)	19,702	15,418	(19,452)	3,487
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	(12)	2,062	375	3,368
Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$19,714	$13,356	$(19,827)	$119

(1)
Foreign currency translation adjustments are shown net of income tax expense of $319 and $46 for the three and nine months ended September 30, 2013, respectively, and net of income tax expense (benefit) of $419 and ($1,203) for the three and nine months ended September 30, 2012, respectively.

(2)	Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $8 and $22 for the three and nine months ended September 30, 2013, respectively.
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Syniverse Holdings, Inc.	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2011	1	$—	$1,208,365	$(21,472)	$2,400	$1,189,293	$4,820	$1,194,113
Net income	—	—	—	2,950	—	2,950	3,283	6,233
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(2,831)	(2,831)	85	(2,746)
Stock-based compensation	—	—	4,984	—	—	4,984	—	4,984
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,070)	(1,070)
Distribution to Buccaneer Holdings, Inc.	—	—	(77)	—	—	(77)	0	(77)
Balance, September 30, 2012 (Unaudited)	1	$—	$1,213,272	$(18,522)	$(431)	$1,194,319	$7,118	$1,201,437

Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$1,189,667	$6,760	$1,196,427
Net (loss) income	—	—	—	(44,329)	—	(44,329)	687	(43,642)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	24,448	24,448	(312)	24,136
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	54	54	—	54
Stock-based compensation	—	—	7,236	—	—	7,236	—	7,236
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(940)	(940)
Distribution to Buccaneer Holdings, Inc.	—	—	(185)	—	—	(185)	—	(185)
Balance, September 30, 2013 (Unaudited)	1	$—	$1,222,401	$(69,042)	$23,532	$1,176,891	$6,195	$1,183,086
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine months ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(43,642)	$6,233
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	154,285	131,685
Amortization of deferred debt issuance costs and original issue discount	9,539	5,946
Allowance for credit memos and uncollectible accounts	7,667	6,132
Deferred income tax benefit	(11,121)	(1,970)
Debt modification costs	1,681	6,115
Debt extinguishment costs	2,802	6,458
Stock-based compensation	7,236	4,984
Fair value adjustment to assets and liabilities related to assets held for sale	3,284	—
Other, net	3,129	(410)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(24,356)	(12,463)
Income taxes receivable or payable	(4,694)	(8,690)
Prepaid and other current assets	(5,929)	(3,931)
Accounts payable	3,884	5,117
Accrued liabilities and deferred revenues	(22,831)	(23,791)
Assets and liabilities related to assets held for sale	(2,492)	—
Other assets and other long-term liabilities	(2,456)	18
Net cash provided by operating activities	75,986	121,433
Cash flows from investing activities
Capital expenditures	(55,846)	(50,906)
Acquisition, net of acquired cash	(628,191)	—
Purchase of certificate of deposit	(3,753)	—
Capital expenditures, assets held for sale	(6,689)	—
Deposit on Acquisition	—	(37,980)
Net cash used in investing activities	(694,479)	(88,886)
Cash flows from financing activities
Debt issuance costs paid	(26,917)	(10,181)
Payments on capital lease obligation	(5,576)	(4,056)
Principal payments on Old Senior Credit Facility	—	(1,014,750)
Principal payments on Initial Term Loans	(945,250)	(2,375)
Principal payments on Tranche B Term Loans	(21,335)	—
Borrowings under Initial Term Loans, net of original issue discount	911,835	940,500
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—
Distribution to Buccaneer Holdings, Inc.	(185)	(77)
Distribution to nonredeemable noncontrolling interest	(940)	(1,070)
Net cash provided by (used in) financing activities	608,132	(92,009)
Effect of exchange rate changes on cash	4,005	1,051
Net decrease in cash	(6,356)	(58,411)
Cash at beginning of period	232,195	226,753
Cash at end of period	$225,839	$168,342

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$4,985	$11,905
Supplemental cash flow information
Interest paid	$96,233	$84,630
Income taxes paid	$9,826	$5,193

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
We are a leading global provider of technology solutions for mobile operators and the broader wireless ecosystem. Our integrated solutions enable wireless services across disparate networks, technologies and geographies. For over 25 years, we have served as an integral third-party intermediary to stakeholders across the telecommunications industry including mobile operators and enterprise customers, among others. Our product offerings include roaming clearing house and financial settlement services between operators; services which facilitate connectivity across the wireless ecosystem; and text and multimedia message delivery services. After closing our acquisition of MACH on June 28, 2013 (see Note 4 for additional details regarding the MACH acquisition), we currently provide our services to over 1,000 telecommunications operators and more than 500 enterprise customers in over 200 countries and territories.

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

The Company is reporting the Divestment Business (defined below) (see Note 5 for additional details regarding the Divestment Business), which was held for sale as of September 30, 2013, as discontinued operations in the unaudited condensed consolidated statement of operations. In addition, the assets and liabilities of the Divestment Business are reported in Assets held for sale and Liabilities related to assets held for sale, respectively, in the unaudited condensed consolidated balance sheet as of September 30, 2013. Unless otherwise indicated, the accompanying notes to the unaudited condensed consolidated financial statements reflect the Company’s continuing operations. The sale of the Divestment Business was completed on October 1, 2013 (see Note 15 for additional details on the sale of the Divestment Business as a subsequent event).

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

Restricted Cash

On occasion, we are required to maintain cash or certificates of deposit with certain banks with respect to contractual obligations related to acquisitions or other collateral required under certain contractual or other terms. As of September 30, 2013 and December 31, 2012, the amount of restricted cash was $6.1 million and $1.0 million, respectively, and is included in Other assets in the accompanying unaudited condensed consolidated balance sheets.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $485.3 million and $132.4 million as of September 30, 2013 and December 31, 2012, respectively. The increase from December 31, 2012 includes $311.3 million resulting from the Acquisition (defined below) (see Note 4 for additional details regarding the Acquisition).

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in “Other, net” in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, we recorded foreign currency transaction losses of $3.3 million and $4.5 million, respectively. For the three and nine months ended September 30, 2012, we recorded foreign currency transaction gains of $3.1 million and $3.6 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) and is included in stockholder equity in the unaudited condensed consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive income (loss). Items within the unaudited condensed consolidated statements of operations are translated at the average rates prevailing during the period.

Seasonality

Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, Mobile Data Roaming (“MDR”) and roaming clearing house.

Segment Information

In accordance with the applicable accounting guidance, we have evaluated our portfolio of service offerings, reportable segments and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. We operate as a single operating segment, as our Chief Executive Officer reviews financial information on the basis of our unaudited condensed consolidated financial results for the purposes of making resource allocation decisions.

Reclassifications of Prior Year Presentation

Certain reclassifications of 2012 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. Effective June 30, 2013, we reclassified Acquisition expenses out of General and administrative expenses into a single line item in our unaudited condensed consolidated statement of operations. Acquisition expenses consist primarily of professional services costs, such as legal, tax, audit and transaction advisory costs, all of which were incurred in conjunction with the Acquisition (defined below) (see Note 4 for additional details regarding the Acquisition).

3. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which is included in the ASC in Topic 350 “Intangibles-Goodwill and Other”. ASU 2012-02 permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If a greater than 50 percent likelihood exists that the indefinite-lived intangible asset is impaired then the quantitative impairment test, as described in Topic 350, must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any indefinite-lived intangible assets and proceed directly to performing the quantitative impairment test by comparing the fair value with the carrying amount as described in Topic 350. A company may resume performing the qualitative assessment in any subsequent period. This accounting standard was effective for our financial statements beginning January 1, 2013. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is included in the ASC in Topic 740 “Income Taxes”. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This accounting standard will be effective for our financial statements beginning January 1, 2014. We do not expect the adoption of this standard to have a material impact of our consolidated financial statements and related disclosures.

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

At the closing of the Acquisition, Syniverse paid to the Seller an amount equal to approximately €140.0 million, representing €172.7 million (the “Base Amount”), less preliminary adjustments of €37.2 million, plus €4.5 million, representing €250.0 per month from December 31, 2011 through the Acquisition Date, reflecting a “locked box” approach, such that Syniverse Holdings, Inc. acquired WP Roaming with economic effect from December 31, 2011. In addition, at the Acquisition Date, Syniverse, on behalf of WP Roaming, paid €313.0 million and $81.5 million for amounts outstanding to WP Roaming's two third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30.0 million (the “Deposit”) which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and other amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058 or $630.5 million.

The Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Acquisition Date. The fair value of the net assets acquired was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate (i) certain purchase price adjustments under the purchase agreement; (ii) valuation of accounts receivable; (iii) valuation of redeemable noncontrolling interest; (iv) income taxes, including uncertain tax positions; and (v) pre-Acquisition contingencies, including legal and customer claims and disputes. Syniverse will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Acquisition Date.

The following table summarizes the preliminary allocation of the purchase price, including adjustments to previously reported figures on June 30, 2013, to the estimated fair values of the assets acquired and liabilities assumed in connection with the Acquisition based on their fair values on the Acquisition Date:

	As initially reported on	Measurement period	June 30, 2013
	June 30, 2013	adjustments	(as adjusted)
(In thousands)
Total purchase price	$712,009	$—	$712,009
Less: cash acquired	44,644	—	44,644
Cash consideration	$667,365	$—	$667,365

Fair value of net assets acquired:
Cash	44,644	—	44,644
Accounts receivable	26,887	(1,011)	25,876
Prepaid and other current assets	10,456	1,507	11,963
Assets held for sale	11,046	(226)	10,820
Property and equipment	7,157	—	7,157
Capitalized software	74,229	(1,952)	72,277
Customer relationships	207,037	(41,381)	165,656
Other identifiable intangible assets	2,103	—	2,103
Deferred tax assets	897	430	1,327
Other assets	5,657	(390)	5,267
Accounts payable	(8,847)	—	(8,847)
Income taxes payable	(1,993)	—	(1,993)
Accrued liabilities	(32,638)	(1,888)	(34,526)
Deferred revenues	(1,484)	—	(1,484)
Liabilities related to assets held for sale	(2,693)	226	(2,467)
Deferred tax liabilities	(27,636)	3,365	(24,271)
Redeemable noncontrolling interest	(203)	—	(203)
Net assets acquired	314,619	(41,320)	273,299
Allocation to goodwill	$397,390	$41,320	$438,710

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $438.7 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred Acquisition related expenses of $0.7 million and $21.6 million for the three and nine months ended September 30, 2013, respectively, and $2.7 million and $8.1 million for the three and nine months ended September 30, 2012, respectively. These costs were recorded in Acquisition expenses in our unaudited condensed consolidated statements of operations. As of September 30, 2013 we have incurred total Acquisition related expenses of $36.3 million, $14.7 million of which were recorded during the year ended December 31, 2012.

Customer relationships were valued using discounted future cash flows and capitalized software was valued using a relief from royalty method under the income approach. The future cash flows for the customer relationships were discounted using a weighted-average cost of capital, which was based on an analysis of the cost of capital for guideline companies within the technology industry. Other identifiable intangibles include a non-solicitation agreement for key employees which was valued using a discounted future cash flow method assuming a with and without analysis. The valuations considered historical financial results and expected and historical trends.

During September 2013, we completed our intangible asset analysis used in the calculation of the valuation of our customer relationships as described above. As a result, the carrying amount of our customer relationships was retrospectively decreased by $41.4 million to $165.7 million from $207.0 million on June 30, 2013 with a corresponding increase to goodwill.

We determined useful lives of the intangible assets based on the period over which we expect those assets to contribute directly or indirectly to future cash flows. Customer relationships will be amortized using the pattern of consumption method. Capitalized software assets will be amortized over their useful lives using the straight-line method. The weighted average amortization period for customer relationships, capitalized software and other identifiable intangible assets is 9.7 years, 6.5 years and 3.4 years, respectively. The weighted average amortization period for identifiable intangible assets in total is 8.7 years.

The fair value of accounts receivable acquired is $25.9 million, with the gross contractual amount being $37.4 million. We expect $11.5 million to be uncollectible.

Other assets include $1.3 million of restricted cash related to additional cash payments that will be made to the former owner of an entity acquired by MACH in 2011 as required under a purchase agreement existing at the Acquisition Date. This amount is currently held in escrow as required by the purchase agreement and is not subject to change. In addition, Other assets include $2.0 million of indemnification assets related to contingent liabilities that were present at the Acquisition Date, for which the Company’s maximum liability is €2.0 million under the indemnification terms of the Acquisition purchase agreement.

The results of operations of MACH have been included in our operating results subsequent to the Acquisition Date.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the three and nine months ended September 30, 2013 and 2012 represent combined revenue and loss from continuing operations as if the Acquisition had taken place on January 1, 2012. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Acquisition taken place on the date indicated or the results of operations that may result in the future.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Revenues	$238,890	$227,104	$690,395	$673,577
(Loss) income from continuing operations attributable to Syniverse Holdings, Inc.	$710	$17,412	$(14,385)	$15,536

5. Assets and Liabilities Related to Assets Held for Sale and Discontinued Operations

Assets and Liabilities Related to Assets Held for Sale

The approval of the Acquisition was conditioned upon the Company's commitment to divest certain assets supporting MACH's data clearing and near real-time roaming data exchange (“NRTRDE”) business in the European Economic Area, which includes European Union countries plus Iceland, Liechtenstein and Norway (the “EEA”), including technology platforms, necessary employees, customer contracts and the MACH brand (the “Divestment Business”).

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that was the immediate shareholder of the Divestment Business, signed a definitive agreement (the “Divestment Agreement”) to sell the Divestment Business to Starhome, B.V. (“Starhome”), a private limited liability company incorporated under the laws of The Netherlands, upon the completion of the Acquisition.

The assets and liabilities of the Divestment Business at September 30, 2013 are summarized in the table below:

September 30, 2013
(In thousands)	(Unaudited)
Assets
Cash and cash equivalents	$1,997
Accounts receivable	5,792
Prepaid expenses	214
Other receivables	238
Property and equipment	3,008
Capitalized software	6,980
Total assets of Divestment Business	$18,229

Liabilities
Accounts payable	$280
Deferred revenues	585
Accrued liabilities	2,583
Total liabilities related to assets of Divestment Business	$3,448

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

As of September 30, 2013, Syniverse remeasured the net assets held for sale at fair value, less cost to sell and recorded a loss of approximately $3.3 million, which is included in Loss from discontinued operations, net of tax in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013. On October 1, 2013, Syniverse completed the sale of the Divestment Business to Starhome for €9.9 million, subject to purchase price adjustments that are expected to be completed in the fourth quarter of 2013.

Discontinued Operations

In connection with the Company’s commitment to sell the Divestment Business, we entered into a Transition Services Agreement (“TSA”) with Starhome to provide certain services for a transitional period not to exceed twelve months. Under the terms of the TSA, both parties to the agreement are entitled to collect service charges based on the services provided. We have determined that the continuing cash flows generated by the TSA are not significant in proportion to the cash flows of the Company and that the arrangement does not provide the Company the ability to influence the operating or financial policies of Starhome. Accordingly, the TSA does not constitute significant continuing involvement by the Company in the operations of the Divestment Business. As such, the results of operations of the Divestment Business have been presented separately as discontinued operations in the unaudited condensed consolidated statements of operations.

A summary of the results of operations of the Divestment Business for the three and nine months ended September 30, 2013 are presented in the table below:

September 30, 2013
(In thousands)	(Unaudited)
Revenues	$4,164

Loss from operations of Divestment Business, net of tax benefit of $0	$(295)
Fair value adjustment to assets and liabilities of Divestment Business, net of tax benefit of $0	(3,284)
Cost to sell Divestment Business, net of tax benefit of $0	(1,401)
Loss from discontinued operations, net of tax benefit of $0	$(4,980)

6. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2013:

(In thousands)
Balance at December 31, 2012	$1,682,171
Acquisition goodwill	438,710
Effect of foreign currency translation	14,666
Balance at September 30, 2013	$2,135,547

Goodwill is not subject to amortization and the change in goodwill represents the impact of the Acquisition and foreign currency translation.

7. Detail of Accrued Liabilities

Accrued liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
(In thousands)	(Unaudited)
Accrued payroll and related benefits	$33,195	$20,285
Accrued interest	17,941	29,353
Accrued network and data processing expenses	6,302	6,266
Accrued revenue share expenses	3,501	2,288
Other accrued liabilities	28,729	21,398
Total accrued liabilities	$89,668	$79,590

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and nine months ended September 30, 2013, was a benefit of 55.5% and 13.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2012, was a benefit of 47.6% and 718.2%, respectively. The tax benefit recognized for the nine months ended September 30, 2013 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the release of uncertain tax positions where statutes of limitations had expired, (ii) certain return to provision true-ups recorded in 2012 and 2013, (iii) costs related to the acquisition of MACH, some of which are non-

deductible for income tax purposes, (iv) the inclusion of the forecasted earnings impact of the MACH entities in calculating the effective tax rate, (v) the loss limitation described above, offset by certain favorable permanent items, (vi) a shift in taxable income to lower foreign tax rate jurisdictions, and (vii) state and local related effective income tax rate changes.

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

9. Debt and Credit Facilities

Our total outstanding debt as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
(In thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$945,250
Original issue discount	(11,719)	(15,032)
Tranche B Term Loans, due 2019	678,665	—
Original issue discount	(3,215)	—
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	2,050,566	1,405,218
Less: Current portion
Long-term debt, current portion	—	(9,500)
Original issue discount, current portion	—	2,418
Long-term debt	$2,050,566	$1,398,136

Maturities of long-term debt excluding original issue discount for each of the next five years and thereafter are summarized in the table below. As a result of a principal prepayment during the three months ended September 30, 2013 which was applied in direct order of maturity (as more fully described below), our Initial Term Loans will resume amortizing and our Tranche B Term Loans will begin amortizing in quarterly installments commencing on September 30, 2016.

(In thousands)
Year ended December 31, 2013	$—
Year ended December 31, 2014	—
Year ended December 31, 2015	—
Year ended December 31, 2016	7,750
Year ended December 31, 2017	16,500
Thereafter	2,041,250
$2,065,500

During the three months ended September 30, 2013, as a result of the refinancing of our Initial Term Loans (as more fully described below), we incurred $2.8 million of debt extinguishment costs for a write-off of $1.1 million of original issue discount and $1.7 million of deferred financing fees. Additionally, we incurred $1.7 million of debt modification costs which were recorded in interest expense on the unaudited condensed consolidated statement of operations.

During the three months ended June 30, 2013, we paid $3.5 million in upfront fees associated with the Escrow Term Loans (as defined below) which were refinanced through the proceeds from the Tranche B Term Loans (as defined below). We recorded the upfront fees as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method.

During the three months ended June 30, 2012, upon the refinancing of our Old Senior Credit Facility (as defined below), we incurred costs of $19.7 million associated with our New Senior Credit Facility (as defined below) consisting of $9.5 million of original issue discount, $4.1 million of deferred financing fees and $6.1 million of interest expense incurred as debt modification costs due to the refinancing. In addition, we incurred $6.5 million of debt extinguishment costs for a write-off of original issue discount and deferred financing fees related to the Old Senior Credit Facility.

Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2013 was $5.1 million and $9.5 million, respectively, and was related to our New Senior Credit Facility and Senior Notes (as defined below). Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2012 was $2.0 million and $5.9 million, respectively, and was related to our Old Senior Credit Facility, New Senior Credit Facility and Senior Notes.

Amortization is included in interest expense in the unaudited condensed consolidated statement of operations. The net book value of deferred financing fees included in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013		December 31, 2012
(In thousands)	(Unaudited)
Prepaid and other current assets	$1,543		$3,709
Deferred costs, net	60,731	(1)	42,071
Total	$62,274		$45,780
(1) Includes $23.2 million of financing fees related to our Tranche B Term Loan under the New Senior Credit Facility.

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

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment (the “Incremental Amendment”) to its New Credit Agreement. The proceeds of the

Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the Acquisition.

On September 23, 2013, the Company made a prepayment of $50.0 million on the Term Loan Facilities (as defined in the next paragraph), of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, Syniverse accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans (collectively the “Term Loan Facilities”) or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by an amount as will not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount, to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).

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

We may voluntarily prepay loans or reduce commitments under our New Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than described below for the Initial Term Loans and the Tranche B Term Loans). If we repay our Initial Term Loans prior to March 23, 2014 with the proceeds of debt incurred for the primary purpose of refinancing the Initial Term Loans at a lower applicable rate, or replace lenders through an equivalent amendment to the New Credit Agreement, the relevant lenders will be entitled to a 1% prepayment premium. If we repay our Tranche B Term Loans on or prior to June 28, 2014 with the proceeds of debt incurred for the primary purpose of refinancing the Tranche B Term Loans at a lower applicable rate, or replace the lenders through an equivalent amendment to the New Credit Agreement, the relevant lenders will be entitled to a 1% prepayment premium. We must prepay our Term Loan Facilities with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our New Senior Credit Facility, unless specifically incurred to refinance a portion of our New Senior Credit Facility) and, for the year ended December 31, 2013 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments.

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

Our obligations under our New Senior Credit Facility are (1) guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence) and (2) are secured by a first lien on substantially all of our, Holdings and the Subsidiary Guarantors’ assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the Old Senior Credit Facility, as follows: Syniverse Technologies, LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation, The Rapid Roaming Company.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the three months ended September 30, 2013.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $148.1 million of unused commitments under this facility, including an outstanding Euro letter of credit of $1.9 million at September 30, 2013 and December 31, 2012, respectively. This is considered a reduction against the facility under the credit agreement.

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

On September 23, 2013, we entered into a second amendment (the “Second Amendment”) to the New Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the New Credit Agreement bear interest was amended to reduce (i) the margin over the LIBOR rate from 3.75% to 3.00%, (ii) the margin over the base rate from 2.75% to 2.00%, (iii) the “LIBOR floor” from 1.25% to 1.00% and (iv) the “base rate floor” from 2.25% to 2.00%. Syniverse recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing of the Initial Term Loans.

Borrowings under our Revolving Credit Facility bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin. The applicable margin for loans is 3.75% per annum for Eurodollar loans and 2.75% per annum for base rate loans, subject to an adjustment to 3.50% and 2.50%, respectively, based on a net senior secured leverage ratio of 1.75:1.0.

Commencing on September 30, 2016, our Initial Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of the Tranche B Term Loans under the New Credit Agreement, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Tranche B Term Loans under our New Senior Credit Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

Commencing on September 30, 2016, our Tranche B Term Loans will begin amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three or nine months ending September 30, 2013 and 2012.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

Restricted cash, which is recorded in Other assets in the unaudited condensed consolidated balance sheet, included $4.8 million and $1.0 million of certificates of deposit at September 30, 2013 and December 31, 2012, respectively. The fair value of certificates of deposit is the balance at the reporting date less early withdrawal penalties, if applicable, and is based on observable inputs of rates offered on deposits of similar remaining maturities (Level 2). Certificates of deposit are reflected in the financial statements at their carrying value, which approximates their fair value, due to the insignificant nature of early withdrawal penalties.

The carrying amounts and fair values of our long-term debt as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)	(Unaudited)
Initial Term Loans	$911,835	$908,985	$945,250	$958,247
Tranche B Term Loans	678,665	676,544	—	—
Senior Notes	475,000	513,000	475,000	515,375

The fair values of the Initial Term Loans, Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In connection with the sale of the Divestment Business on October 1, 2013 (see Notes 5 and 15 for additional details regarding the sale of the Divestment Business), the assets summarized in the table below are classified as held for sale in the unaudited condensed consolidated balance sheet as of September 30, 2013 and are measured at their fair value, less cost to sell. The fair value of the assets held for sale was based on the negotiated price in the executed share purchase agreement with an unrelated third party.

		Fair Value Measurements at September 30, 2013 Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets held for sale	$18,229	$—	$18,229	$—
Liabilities related to assets held for sale	3,448	—	3,448	—
Total	$14,781	$—	$14,781	$—

11. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of September 30, 2013, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

In September 2013, the Company opened a certificate of deposit for $3.8 million to serve as collateral for a standby letter of credit as required under the terms of certain outstanding litigation related to MACH that existed at the Acquisition Date. The Company’s maximum liability for this and certain other outstanding litigation at the Acquisition Date is €2.0 million under the indemnification terms of the Acquisition purchase agreement.

12. Stock-Based Compensation

Effective April 6, 2011, Holdings established the 2011 Equity Incentive Plan (the "BHI Plan") for the employees, consultants, and directors of Holdings and its subsidiaries. The BHI Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Holdings will issue shares of common stock of Holdings to satisfy equity based compensation instruments. On August 16, 2013, the Compensation Committee of the Board of Directors (the “Committee”) approved an amendment to the BHI Plan to increase the plan shares available by 3,000,000 shares to 12,291,667 shares.

Stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,
	2013	2012
(In thousands)	(Unaudited)
Cost of operations	$86	$18
Sales and marketing	641	184
General and administrative	1,329	357
Total stock-based compensation	$2,056	$559

	Nine months ended September 30,
	2013	2012
(In thousands)	(Unaudited)
Cost of operations	$455	$353
Sales and marketing	2,793	1,884
General and administrative	3,988	2,747
Total stock-based compensation	$7,236	$4,984

In September 2013, the Committee approved an amendment to certain annual and cumulative earnings based targets for outstanding performance-based option agreements under the BHI Plan to reflect the Acquisition, resulting in a modification of the vesting terms. There was no additional stock compensation expense recorded as a result of this modification as the achievement of the amended targets remained improbable as of September 30, 2013.

In February 2013, the Committee, utilizing the discretion afforded under the BHI Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

The following table summarizes our stock option activity under the BHI Plan for the nine months ended September 30, 2013:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2012	8,150,003	$10.21
Granted	1,988,081	13.87
Exercised	(330,000)	10.00
Canceled or expired	(703,334)	10.49
Outstanding at September 30, 2013	9,104,750	$10.99

The fair value of options granted during the quarter ended September 30, 2013 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.2%
Volatility factor	58.0%
Dividend yield	—%
Weighted average expected life of options (in years)	6

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the BHI Plan for the nine months ended September 30, 2013:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2012	—	$—
Granted	86,205	14.50
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2013	86,205	$14.50

13. Restructuring and Management Termination Benefits

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.3 million. During the three months ended March 31, 2013, we increased the reserve by $0.3 million. As of September 30, 2013, we have paid $2.1 million related to this plan.

     In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of September 30, 2013.

In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1.8 million in 2012 and an additional $0.1 million during the three months ended March 31, 2013. We have paid $1.7 million related to this plan as of September 30, 2013.

In March 2013, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $0.8 million. We have paid $0.3 million related to this plan as of September 30, 2013.

In June 2013, we implemented a restructuring plan primarily to allocate proper resources to key positions within the company. As a result of this plan, we incurred severance related costs of $2.3 million, including an increase to the reserve of $0.04 million during the three months ended September 30, 2013. We have paid $1.8 million related to this plan as of September 30, 2013.

In September 2013, we implemented a restructuring plan primarily to eliminate redundant positions as part of the MACH integration. As a result of this plan, we incurred severance related costs of $1.3 million. We have paid $0.04 million related to this plan as of September 30, 2013.

The following table shows the activity in our restructuring liabilities for the nine months ended September 30, 2013:

	December 31, 2012			September 30, 2013
(In thousands)	Balance	Additions	Payments	Balance
December 2010 Plan	$189	$336	$—	$525
December 2011 Plan	479	—	(210)	269
December 2012 Plan	1,663	107	(1,526)	244
March 2013 Plan	—	845	(308)	537
June 2013 Plan	—	2,266	(1,791)	475
September 2013 Plan	—	1,278	(43)	1,235
Total	$2,331	$4,832	$(3,878)	$3,285

We do not expect to incur material additions to any of our current restructuring plans. We expect to pay the remaining outstanding balances under each of these plans by the end of the second quarter of 2016.

As we continue to integrate the Acquisition into our operations, we may implement restructuring plans in the future that could have a material impact on our results of operations or cash flows.

14. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011 we entered into a ten-year consulting agreement with Carlyle pursuant to which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2013, we recorded $0.7 million and $2.6 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2012, we recorded $0.9 million and $2.4 million, respectively.

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

15. Subsequent Event

As discussed in Note 4, the approval of the Acquisition was conditioned upon the Company's commitment to divest certain assets supporting the Divestment Business. On October 1, 2013, Syniverse completed the sale of the Divestment Business to Starhome for €9.9 million, subject to purchase price adjustments that are expected to be completed in the fourth quarter of 2013.

16. Supplemental Consolidating Financial Information

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

On July 29, 2013, MACH Americas Inc., CB Holdings Inc., CB Holdings Ventures, Inc., and Cibernet Corporation Inc. became Subsidiary Guarantors of the Senior Notes. For the period ended June 30, 2013, they are included in the non-guarantor presentation. For the period ended September 30, 2013, and for so long as they remain guarantors of the Senior Notes, they are included in the Subsidiary Guarantor presentation.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$163,771	$62,068	$—	$225,839
Accounts receivable, net of allowances	—	141,596	50,928	—	192,524
Accounts receivable - affiliates	1,911,987	1,772,992	191,330	(3,876,309)	—
Deferred tax assets	20,048	3,345	2,505	—	25,898
Income taxes receivable	—	8,237	634	—	8,871
Prepaid and other current assets	1,578	21,486	16,652	—	39,716
Assets held for sale	—	—	18,229	—	18,229
Total current assets	1,933,613	2,111,427	342,346	(3,876,309)	511,077
Property and equipment, net	—	84,102	19,027	—	103,129
Capitalized software, net	—	200,706	51,464	—	252,170
Deferred costs, net	60,731	—	—	—	60,731
Goodwill	—	1,734,977	400,570	—	2,135,547
Identifiable intangibles, net	—	426,075	145,565	—	571,640
Long-term note receivable - affiliates	—	—	17,844	(17,844)	—
Deferred tax assets	—	—	1,291	—	1,291
Other assets	—	7,080	6,174	—	13,254
Investment in subsidiaries	2,382,929	762,324	—	(3,145,253)	—
Total assets	$4,377,273	$5,326,691	$984,281	$(7,039,406)	$3,648,839

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$21,691	$9,424	$—	$31,115
Accounts payable - affiliates	1,118,362	2,638,527	119,420	(3,876,309)	—
Income taxes payable	—	—	6,812	—	6,812
Accrued liabilities	17,891	42,454	29,323	—	89,668
Deferred revenues	—	4,708	3,985	—	8,693
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	6,377	142	—	6,519
Current portion of long-term debt, net of original issue discount	—	—	—	—	—
Liabilities related to assets held for sale	—	—	3,448	—	3,448
Total current liabilities	1,136,253	2,713,757	172,797	(3,876,309)	146,498
Long-term liabilities:
Long-term note payable - affiliates	6,424	11,420	—	(17,844)	—
Deferred tax liabilities	7,139	194,520	30,287	—	231,946
Long-term capital lease obligation, net of current maturities	—	1,007	108	—	1,115
Long-term debt, net of current portion and original issue discount	2,050,566	—	—	—	2,050,566
Other long-term liabilities	—	23,058	12,367	—	35,425
Total liabilities	3,200,382	2,943,762	215,559	(3,894,153)	2,465,550
Commitments and contingencies:
Redeemable noncontrolling interest	—	—	203	—	203
Stockholder equity:
Common stock	—	—	135,396	(135,396)	—
Additional paid-in capital	1,222,401	2,217,206	529,944	(2,747,150)	1,222,401
(Accumulated deficit) retained earnings	(69,042)	171,285	70,620	(241,905)	(69,042)
Accumulated other comprehensive income (loss)	23,532	(5,562)	32,559	(26,997)	23,532
Total Syniverse Holdings Inc. stockholder equity	1,176,891	2,382,929	768,519	(3,151,448)	1,176,891
Nonredeemable noncontrolling interest	—	—	—	6,195	6,195
Total equity	1,176,891	2,382,929	768,519	(3,145,253)	1,183,086
Total liabilities and stockholder equity	$4,377,273	$5,326,691	$984,281	$(7,039,406)	$3,648,839

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$174,951	$63,939	$—	$238,890
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	62,475	23,456	—	85,931
Sales and marketing	—	11,356	6,933	—	18,289
General and administrative	—	28,731	4,758	—	33,489
Depreciation and amortization	—	44,109	15,589	—	59,698
Restructuring and management termination benefits	—	934	388	—	1,322
Acquisition expenses	—	677	—	—	677
	—	148,282	51,124	—	199,406
Operating income	—	26,669	12,815	—	39,484
Other income (expense), net:
Income from equity investment	47,968	(1,780)	—	(46,188)	—
Interest income	73	(74)	201	—	200
Interest expense	(36,763)	(210)	(146)	—	(37,119)
Debt extinguishment costs	(2,802)	—	—	—	(2,802)
Equity income in investee	—	—	236	—	236
Other, net	(26,737)	28,157	(4,723)	—	(3,303)
	(18,261)	26,093	(4,432)	(46,188)	(42,788)
(Loss) income before (benefit from) provision for income taxes	(18,261)	52,762	8,383	(46,188)	(3,304)
(Benefit from) provision for income taxes	(11,727)	4,794	5,100	—	(1,833)
Net (loss) income from continuing operations	(6,534)	47,968	3,283	(46,188)	(1,471)
Loss from discontinued operations, net of tax	—	—	(4,980)	—	(4,980)
Net (loss) income	(6,534)	47,968	(1,697)	(46,188)	(6,451)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	83	83
Net (loss) income attributable to Syniverse Holdings, Inc.	$(6,534)	$47,968	$(1,697)	$(46,271)	$(6,534)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(6,534)	$47,968	$(1,697)	$(46,188)	$(6,451)
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $319	—	—	26,135	—	26,135
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $8	—	—	18	—	18
Other comprehensive income	—	—	26,153	—	26,153
Comprehensive (loss) income	(6,534)	47,968	24,456	(46,188)	19,702
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	(12)	(12)
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(6,534)	$47,968	$24,456	$(46,176)	$19,714

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$502,391	$113,651	$—	$616,042
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	185,906	43,890	—	229,796
Sales and marketing	—	37,293	17,673	—	54,966
General and administrative	—	90,692	2,628	—	93,320
Depreciation and amortization	—	135,360	18,925	—	154,285
Restructuring and management termination benefits	—	3,490	1,342	—	4,832
Acquisition expenses	—	21,622	—	—	21,622
	—	474,363	84,458	—	558,821
Operating income	—	28,028	29,193	—	57,221
Other income (expense), net:
Income from equity investment	52,184	10,395	—	(62,579)	—
Interest income	82	6	324	—	412
Interest expense	(94,365)	(540)	(174)	—	(95,079)
Debt extinguishment costs	(2,802)	—	—	—	(2,802)
Equity income in investee	—	—	236	—	236
Other, net	(24,387)	25,423	(5,576)	—	(4,540)
	(69,288)	35,284	(5,190)	(62,579)	(101,773)
(Loss) income before (benefit from) provision for income taxes	(69,288)	63,312	24,003	(62,579)	(44,552)
(Benefit from) provision for income taxes	(24,959)	11,128	7,941	—	(5,890)
Net (loss) income from continuing operations	(44,329)	52,184	16,062	(62,579)	(38,662)
Loss from discontinued operations, net of tax	—	—	(4,980)	—	(4,980)
Net (loss) income	(44,329)	52,184	11,082	(62,579)	(43,642)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	687	687
Net (loss) income attributable to Syniverse Holdings, Inc.	$(44,329)	$52,184	$11,082	$(63,266)	$(44,329)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(44,329)	$52,184	$11,082	$(62,579)	$(43,642)
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $46	—	—	24,136	—	24,136
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $22	—	—	54	—	54
Other comprehensive income	—	—	24,190	—	24,190
Comprehensive (loss) income	(44,329)	52,184	35,272	(62,579)	(19,452)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	375	375
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(44,329)	$52,184	$35,272	$(62,954)	$(19,827)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(44,329)	$52,184	$11,082	$(62,579)	$(43,642)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	135,360	18,925	—	154,285
Amortization of deferred debt issuance costs and original issue discount	9,539	—	—	—	9,539
Allowance for credit memos and uncollectible accounts	—	6,736	931	—	7,667
Deferred income tax (benefit) expense	(11,019)	11,167	(11,269)	—	(11,121)
Income from equity investment	(52,184)	(10,395)	—	62,579	—
Debt modification costs	1,681	—	—	—	1,681
Debt extinguishment costs	2,802	—	—	—	2,802
Stock-based compensation	7,236	—	—	—	7,236
Fair value adjustment to assets and liabilities related to assets held for sale	—	—	3,284	—	3,284
Other, net	—	—	3,129	—	3,129
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(23,433)	(923)	—	(24,356)
Accounts receivable - affiliates	(745,684)	(1,076,314)	1,821,998	—	—
Income taxes receivable or payable	—	(4,633)	(61)	—	(4,694)
Prepaid and other current assets	112	(5,839)	(202)	—	(5,929)
Accounts payable	—	7,486	(3,602)	—	3,884
Accounts payable - affiliates	924,385	997,706	(1,922,091)	—	—
Accrued liabilities and deferred revenues	(11,288)	5,777	(17,320)	—	(22,831)
Assets and liabilities related to assets held for sale	—	—	(2,492)	—	(2,492)
Other assets and other long-term liabilities	(695,894)	(16,502)	709,940	—	(2,456)
Net cash (used in) provided by operating activities	(614,643)	79,300	611,329	—	75,986
Cash flows from investing activities
Capital expenditures	—	(50,167)	(5,679)	—	(55,846)
Acquisition, net of acquired cash	—	(41,623)	(586,568)	—	(628,191)
Purchase of certificate of deposit	—	—	(3,753)	—	(3,753)
Capital expenditures, assets held for sale	—	—	(6,689)	—	(6,689)
Net cash used in investing activities	—	(91,790)	(602,689)	—	(694,479)
Cash flows from financing activities
Debt issuance costs paid	(26,917)	—	—	—	(26,917)
Payments on capital lease obligation	—	(5,438)	(138)	—	(5,576)
Principal payments on Initial Term Loans	(945,250)	—	—	—	(945,250)
Principal payments on Tranche B Term Loans	(21,335)	—	—	—	(21,335)
Borrowings under Initial Term Loans, net of original issue discount	911,835	—	—	—	911,835
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—	—	—	696,500
Distribution to Buccaneer Holdings, Inc.	(185)	—	—	—	(185)
Distribution to nonredeemable noncontrolling interest	—	—	(940)	—	(940)
Net cash provided by (used in) financing activities	614,648	(5,438)	(1,078)	—	608,132
Effect of exchange rate changes on cash	(5)	(1,170)	5,180	—	4,005
Net (decrease) increase in cash	—	(19,098)	12,742	—	(6,356)
Cash at beginning of period	—	182,869	49,326	—	232,195
Cash at end of period	$—	$163,771	$62,068	$—	$225,839

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash	$—	$182,869	$49,326	$—	$232,195
Accounts receivable, net of allowances	—	124,937	23,760	—	148,697
Accounts receivable - affiliates	1,166,304	628,810	93,267	(1,888,381)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	6,460	4,321	1,161	—	11,942
Income taxes receivable	—	3,604	2,471	—	6,075
Prepaid and other current assets	3,851	15,647	5,697	—	25,195
Total current assets	1,176,615	960,188	190,576	(1,903,275)	424,104
Property and equipment, net	—	74,945	10,207	—	85,152
Capitalized software, net	—	198,936	3,178	—	202,114
Deferred costs, net	42,071	—	—	—	42,071
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	474,200	2,883	—	477,083
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	—	—	1,290		1,290
Other assets	—	44,793	261	—	45,054
Investment in subsidiaries	1,603,922	96,861	—	(1,700,783)	—
Total assets	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,213	$3,548	$—	$17,761
Accounts payable - affiliates	193,976	1,635,043	59,362	(1,888,381)	—
Income taxes payable	—	—	6,197	—	6,197
Accrued liabilities	29,178	39,216	11,196	—	79,590
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	2,346	3,365	—	5,711
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	3,791	152	—	3,943
Current portion of long term debt, net of original issue discount	7,082	—	—	—	7,082
Total current liabilities	230,236	1,709,503	84,063	(1,903,275)	120,527
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	4,569	192,361	15,746	—	212,676
Long-term capital lease obligation, net of current maturities	—	4,075	245	—	4,320
Long-term debt, net of current portion and original issue discount	1,398,136	—	—	—	1,398,136
Other long-term liabilities	—	15,050	11,903	—	26,953
Total liabilities	1,632,941	1,928,172	111,957	(1,910,458)	1,762,612

Stockholder equity:
Common stock	—	—	207	(207)	—
Additional paid-in capital	1,215,350	1,489,267	45,377	(1,534,644)	1,215,350
(Accumulated deficit) retained earnings	(24,713)	114,122	59,540	(173,662)	(24,713)
Accumulated other comprehensive (loss) income	(970)	533	(1,503)	970	(970)
Total Syniverse Holdings Inc. stockholder equity	1,189,667	1,603,922	103,621	(1,707,543)	1,189,667
Noncontrolling interest	—	—	—	6,760	6,760
Total equity	1,189,667	1,603,922	103,621	(1,700,783)	1,196,427
Total liabilities and stockholder equity	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$163,556	$25,800	$—	$189,356
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	59,814	9,778	—	69,592
Sales and marketing	—	11,204	4,853	—	16,057
General and administrative	—	22,987	103	—	23,090
Depreciation and amortization	—	43,057	1,354	—	44,411
Restructuring and management termination benefits	—	(60)	—	—	(60)
Acquisition expenses	—	2,654	—	—	2,654
	—	139,656	16,088	—	155,744
Operating income	—	23,900	9,712	—	33,612
Other income (expense), net:
Income from equity investment	60,067	1,325	—	(61,392)	—
Interest income	—	74	92	—	166
Interest expense	(25,304)	—	—	—	(25,304)
Other, net	—	788	2,298	—	3,086
	34,763	2,187	2,390	(61,392)	(22,052)
Income (loss) before provision for (benefit from) income taxes	34,763	26,087	12,102	(61,392)	11,560
Provision for (benefit from) income taxes	19,324	(33,980)	9,150	—	(5,506)
Net income	15,439	60,067	2,952	(61,392)	17,066
Net income attributable to noncontrolling interest	—	—	—	1,627	1,627
Net income attributable to Syniverse Holdings, Inc.	$15,439	$60,067	$2,952	$(63,019)	$15,439

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$15,439	$60,067	$2,952	$(61,392)	$17,066
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $419	—	—	(1,648)	—	(1,648)
Other comprehensive loss	—	—	(1,648)	—	(1,648)
Comprehensive income	15,439	60,067	1,304	(61,392)	15,418
Less: comprehensive income attributable to noncontrolling interest	—	—	—	2,062	2,062
Comprehensive income attributable to Syniverse Holdings, Inc.	$15,439	$60,067	$1,304	$(63,454)	$13,356

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$483,233	$74,396	$—	$557,629
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	175,733	28,183	—	203,916
Sales and marketing	—	35,681	15,133	—	50,814
General and administrative	—	78,756	(2,645)	—	76,111
Depreciation and amortization	—	127,036	4,649	—	131,685
Restructuring and management termination benefits	—	533	38	—	571
Acquisition expenses	—	8,144	—	—	8,144
	—	425,883	45,358	—	471,241
Operating income	—	57,350	29,038	—	86,388
Other income (expense), net:
Income from equity investment	106,688	26,467	—	(133,155)	—
Interest income	—	317	353	—	670
Interest expense	(83,405)	—	—	—	(83,405)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	383	3,184	—	3,567
	16,825	27,167	3,537	(133,155)	(85,626)
Income (loss) before provision for (benefit from) income taxes	16,825	84,517	32,575	(133,155)	762
Provision for (benefit from) income taxes	13,875	(22,171)	2,825	—	(5,471)
Net income	2,950	106,688	29,750	(133,155)	6,233
Net income attributable to noncontrolling interest	—	—	—	3,283	3,283
Net income attributable to Syniverse Holdings, Inc.	$2,950	$106,688	$29,750	$(136,438)	$2,950

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income	$2,950	$106,688	$29,750	$(133,155)	$6,233
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of ($1,203)	—	—	(2,746)	—	(2,746)
Other comprehensive loss	—	—	(2,746)	—	(2,746)
Comprehensive income	2,950	106,688	27,004	(133,155)	3,487
Less: comprehensive income attributable to noncontrolling interest	—	—	2,062	1,306	3,368
Comprehensive income attributable to Syniverse Holdings, Inc.	$2,950	$106,688	$24,942	$(134,461)	$119

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net income	$2,950	$106,688	$29,750	$(133,155)	$6,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	127,036	4,649	—	131,685
Amortization of deferred debt issuance costs and original issue discount	5,946	—	—	—	5,946
Allowance for credit memos and uncollectible accounts	—	4,127	2,005	—	6,132
Deferred income tax benefit	—	(1,970)	—	—	(1,970)
Debt modification costs	6,115	—	—	—	6,115
Debt extinguishment costs	6,458	—	—	—	6,458
Income from equity investment	(106,688)	(26,467)	—	133,155	—
Stock-based compensation	4,984	—	—	—	4,984
Other, net	—	4,842	(5,252)	—	(410)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(8,684)	(3,779)	—	(12,463)
Accounts receivable - affiliates	132,134	—	1,535	(133,669)	—
Income taxes receivable or payable	—	(4,391)	(4,299)	—	(8,690)
Prepaid and other current assets	(38)	(3,555)	(338)	—	(3,931)
Accounts payable	—	4,398	719	—	5,117
Accounts payable - affiliates	—	(133,669)	—	133,669	—
Accrued liabilities and deferred revenues	(13,459)	(9,491)	(841)	—	(23,791)
Other assets and other long-term liabilities	—	(665)	683	—	18
Net cash provided by operating activities	38,402	58,199	24,832	—	121,433
Cash flows from investing activities
Capital expenditures	—	(47,459)	(3,447)	—	(50,906)
Deposit on Acquisition	—	(37,980)	—	—	(37,980)
Net cash used in investing activities	—	(85,439)	(3,447)	—	(88,886)
Cash flows from financing activities
Debt issuance costs paid	(10,181)	—	—	—	(10,181)
Payments on capital lease obligation	—	(4,056)	—	—	(4,056)
Principal payment on Old Senior Credit Facility	(1,014,750)	—	—	—	(1,014,750)
Principal payments on Initial Term Loans	(2,375)	—	—	—	(2,375)
Borrowings under Initial Term Loans, net of original issue discount	940,500	—	—	—	940,500
Distribution to Buccaneer Holdings, Inc.	(77)	—	—	—	(77)
Distribution to nonredeemable noncontrolling interest	—	—	(1,070)	—	(1,070)
Net cash used in financing activities	(86,883)	(4,056)	(1,070)	—	(92,009)
Effect of exchange rate changes on cash	—	—	1,051	—	1,051
Net (decrease) increase in cash	(48,481)	(31,296)	21,366	—	(58,411)
Cash at beginning of period	44	201,750	24,959	—	226,753
Cash at end of period	$(48,437)	$170,454	$46,325	$—	$168,342

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

•
the sufficiency of our cash on hand, cash available from operations and cash available from the revolving portion of our New Senior Credit Facility (as defined under Note 9 to the unaudited condensed consolidated financial statements) to fund our operations, debt service and capital expenditures.

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

Acquisition. The acquisition of MACH (as more fully described in Note 4 to the unaudited condensed consolidated financial statements included herein) supplemented our existing Clearing and Settlement and Messaging portfolios of services and enhanced our global customer base due to MACH’s strong presence in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Through the Acquisition (defined below), we will integrate Direct Operator Billing and Data Roaming Engine services from MACH and use MACH’s Real-Time Intelligence and Fraud Protection products to enhance our existing offerings.
As of September 30, 2013, management is continuing to evaluate the impact that the MACH acquisition will have on our financial reporting structure. The financial information reported to the chief operating decision maker will remain consistent with historical reporting until management’s evaluation of the post-MACH acquisition operating structure and related reporting is completed. As such, the revenues and cost of operations related to MACH are included in the Acquisition line item in the results of operations and cost of operations tables below.
Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.
Executive Overview
Financial Highlights
For the three months ended September 30, 2013, revenues increased $49.5 million, or 26.2%, to $238.9 million from $189.4 million for the comparable prior year period. The increase was driven primarily by the addition of $36.4 million of revenue attributable to the Acquisition (defined below). In addition, new business and volume increases in our Network service offering, specifically signaling solutions and MDR, and new business and volume increases in our enterprise messaging business led to the increase in the current quarter. The increase was partially offset by a decline in wireless local number portability revenue due to lower volumes compared to the prior year period and a decline in SMS revenues due to lower volumes resulting from higher amounts of messaging traffic competing with over the top (“OTT”) messaging platforms and group text messages carried over alternative MMS platforms.
For the three months ended September 30, 2013, cost of operations increased $16.3 million due primarily to the addition of $12.9 million in operating costs resulting from the Acquisition as well as higher message termination fees. Sales, marketing, general and administrative expenses increased $12.6 million due primarily to the Acquisition, higher compensation costs driven by an increase in headcount as compared to the prior year associated with resources to support global business growth and new product development initiatives and an increase in integration planning costs. Depreciation and amortization expenses increased $15.3 million to $59.7 million for the three months ended September 30, 2013 from $44.4 million for the same period in 2012 primarily due to additional property and equipment and intangible assets acquired in the Acquisition. Restructuring and management termination benefits expense increased $1.4 million due to severance costs resulting from a restructuring plan entered into during the quarter. Acquisition expenses were $0.7 million for the three months ended September 30, 2013 and consisted of professional services costs including legal, tax, audit and transaction advisory costs related to the Acquisition. Operating income increased $5.9 million to $39.5 million for the three months ended September 30, 2013 from $33.6 million for the same period in 2012.

Business Developments

Refinancing of Initial Term Loans

On September 23, 2013, Syniverse entered into a second amendment (the “Second Amendment”) to its New Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the Credit Agreement bear interest was amended to reduce (i) the margin over the LIBOR rate from 3.75% to 3.00%, (ii) the margin over the base rate from 2.75% to 2.00%, (iii) the “LIBOR floor” from 1.25% to 1.00% and (iv) the “base rate floor” from 2.25% to 2.00%. Syniverse recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing of the Initial Term Loans. Refer to Note 9 to the unaudited condensed consolidated financial statements included herein for additional information regarding the refinancing.

Principal Prepayment on Term Facilities

On September 23, 2013, prior to the refinancing of the Initial Term Loans, Syniverse made a prepayment of $50.0 million on the Term Loan Facilities, of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, Syniverse accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs.

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

Assets and Liabilities Related to Assets Held for Sale

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

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that is the immediate shareholder of the Divestment Business, signed a definitive agreement (the “Divestment Agreement”) to sell the Divestment Business to Starhome, B.V. (“Starhome”), a private limited liability company incorporated under the laws of The Netherlands, upon the completion of the Acquisition.

On October 1, 2013, Syniverse completed the sale of the Divestment Business to Starhome for €9.9 million, subject to purchase price adjustments expected to be completed in the fourth quarter of 2013. As of September 30, 2013, Syniverse remeasured the related net assets held for sale at fair value, less cost to sell and recorded a loss of approximately $3.3 million, which is included in Net loss from discontinued operations, net of tax in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

Refer to Notes 5 and 15 to the unaudited condensed consolidated financial statements included herein for additional information regarding assets classified as held for sale.

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

Commencing on September 30, 2016, our Tranche B Term Loans will begin amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

Refer to Note 9 to the unaudited condensed consolidated financial statements included herein for additional details regarding the Tranche B Term Loans.

Revenues
The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We generate our revenues through the sale of our Network,

Messaging, Roaming and Other services, including the services acquired in the Acquisition, to telecommunications operators and enterprise customers throughout the world. Generally, there is a seasonal increase in wireless roaming usage and corresponding revenues in the high-travel months of our second and third fiscal quarters. Products primarily affected by this seasonality include signaling solutions, interstandard roaming, MDR and roaming clearing house.
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

•	Restructuring and management termination benefits represents termination costs including severance, benefits and other employee related costs as well as contract termination costs.

•	Acquisition expenses include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Acquisition.

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
		% of		% of	2013 vs.	2013 vs.
(In thousands)	2013	Revenues	2012	Revenues	2012 $	2012%
Revenues:
Network services	$99,783	41.8%	$90,654	47.9%	$9,129	10.1%
Messaging services	46,988	19.7%	44,329	23.4%	2,659	6.0%
Roaming services	51,373	21.5%	50,219	26.5%	1,154	2.3%
Acquisition	36,431	15.3%	—	0.0%	36,431	100.0%
Other services	4,315	1.8%	4,154	2.2%	161	3.9%
Revenues	238,890	100.0%	189,356	100.0%	49,534	26.2%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	85,931	36.0%	69,592	36.8%	16,339	23.5%
Sales and marketing	18,289	7.7%	16,057	8.5%	2,232	13.9%
General and administrative	33,489	14.0%	23,090	12.2%	10,399	45.0%
Depreciation and amortization	59,698	25.0%	44,411	23.5%	15,287	34.4%
Restructuring and management termination benefits	1,322	0.6%	(60)	0.0%	1,382	(2,303.3)%
Acquisition expenses	677	0.3%	2,654	1.4%	(1,977)	(74.5)%
	199,406	83.5%	155,744	82.2%	43,662	28.0%
Operating income	39,484	16.5%	33,612	17.8%	5,872	17.5%
Other income (expense), net:
Interest income	200	0.1%	166	0.1%	34	20.5%
Interest expense	(37,119)	(15.5)%	(25,304)	(13.4)%	(11,815)	46.7%
Debt extinguishment costs	(2,802)	(1.2)%	—	0.0%	(2,802)	—%
Equity income in investee	236	0.1%	—	0.0%	236	—%
Other, net	(3,303)	(1.3)%	3,086	1.6%	(6,389)	(207.0)%
	(42,788)	(17.9)%	(22,052)	(11.6)%	(20,736)	94.0%
(Loss) income before benefit from income taxes	(3,304)	(1.4)%	11,560	6.1%	(14,864)	(128.6)%
Benefit from income taxes	(1,833)	(0.8)%	(5,506)	(2.9)%	3,673	(66.7)%
Net (loss) income from continuing operations	$(1,471)	(0.6)%	$17,066	9.0%	$(18,537)	(108.6)%

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
		% of		% of	2013 vs.	2013 vs.
(In thousands)	2013	Revenues	2012	Revenues	2012 $	2012%
Revenues:
Network services	$282,986	45.9%	$260,150	46.7%	$22,836	8.8%
Messaging services	140,463	22.8%	135,780	24.3%	4,683	3.4%
Roaming services	144,554	23.5%	147,449	26.4%	(2,895)	(2.0)%
Acquisition	36,431	5.9%	—	0.0%	36,431	100.0%
Other services	11,608	1.9%	14,250	2.7%	(2,642)	(18.5)%
Revenues	616,042	100.0%	557,629	100.0%	58,413	10.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	229,796	37.3%	203,916	36.6%	25,880	12.7%
Sales and marketing	54,966	8.9%	50,814	9.1%	4,152	8.2%
General and administrative	93,320	15.1%	76,111	13.6%	17,209	22.6%
Depreciation and amortization	154,285	25.0%	131,685	23.6%	22,600	17.2%
Restructuring and management termination benefits	4,832	0.8%	571	0.1%	4,261	746.2%
Acquisition expenses	21,622	3.5%	8,144	1.5%	13,478	165.5%
	558,821	90.7%	471,241	84.5%	87,580	18.6%
Operating income	57,221	9.3%	86,388	15.5%	(29,167)	(33.8)%
Other income (expense), net:
Interest income	412	0.1%	670	0.1%	(258)	(38.5)%
Interest expense	(95,079)	(15.4)%	(83,405)	(15.0)%	(11,674)	14.0%
Debt extinguishment costs	(2,802)	(0.5)%	(6,458)	(1.2)%	3,656	0.0%
Equity income in investee	236	—%	—	0.0%	236	—%
Other, net	(4,540)	(0.6)%	3,567	0.6%	(8,107)	(227.3)%
	(101,773)	(16.5)%	(85,626)	(15.4)%	(16,147)	18.9%
(Loss) income before benefit from income taxes	(44,552)	(7.2)%	762	0.1%	(45,314)	(5,946.7)%
Benefit from income taxes	(5,890)	(1.0)%	(5,471)	(1.0)%	(419)	7.7%
Net (loss) income from continuing operations	$(38,662)	(6.3)%	$6,233	1.1%	$(44,895)	(720.3)%

Revenues

Revenues increased $49.5 million to $238.9 million for the three months ended September 30, 2013 from $189.4 million for the same period in 2012. Revenues increased $58.4 million to $616.0 million for the nine months ended September 30, 2013 from $557.6 million for the same period in 2012. The Acquisition contributed $36.4 million to the increase in revenues for the three and nine months ended September 30, 2013. On a pro forma basis, assuming the Acquisition had taken place at January 1, 2012, revenue for the three and nine months ended September 30, 2013 was $238.9 million and $690.4 million, respectively, as compared to $227.1 million and $673.6 million for the three and nine months ended September 30, 2012, respectively.

Network services revenue increased $9.1 million, or 10.1%, to $99.8 million for the three months ended September 30, 2013 from $90.7 million for the same period in 2012. Network services revenue increased $22.8 million, or 8.8%, to $283.0 million for the nine months ended September 30, 2013 from $260.2 million for the same period in 2012. These increases were driven by new business and continued volume growth across signaling solutions, MDR, interstandard roaming solutions and IPX. The increases were partially offset by a decline in volumes from our wireless local number portability services compared to the prior year period.

Messaging services revenue increased $2.7 million, or 6.0%, to $47.0 million for the three months ended September 30, 2013 from $44.3 million for the same period in 2012. Messaging services revenue increased $4.7 million, or 3.4%, to $140.5 million for the nine months ended September 30, 2013 from $135.8 million for the same period in 2012. The increase in revenue was primarily due to new business and volume growth in our enterprise messaging business, partially offset by a decline in SMS driven by lower volumes resulting from increased use of OTT messaging platforms and group text messages carried over alternative MMS platforms. In addition, PictureMail revenue declined primarily as a result of contractual price reductions from a 2010 renewal that included progressive rate reductions through the end of the contract term.

Roaming services revenue increased $1.2 million, or 2.3%, to $51.4 million for the three months ended September 30, 2013 from $50.2 million for the same period in 2012 driven by growth in our value added roaming services products. While we experienced volume growth in our data clearing house, this growth was offset by the impact of lower pricing for customer contract renewals completed in the last twelve months. For the nine months ended September 30, 2013, roaming services revenue decreased $2.9 million, or 2.0%, to $144.6 million from $147.4 million for the same period in 2012 primarily due to the pricing impact of the Verizon Wireless contract renewal in May 2012. The decrease was partially offset by volume growth in data clearing house and growth in our value added roaming services products.

Other services revenue increased $0.2 million, or 3.9%, to $4.3 million for the three months ended September 30, 2013 from $4.2 million for the same period in 2012. Other services revenue decreased $2.6 million, or 18.5%, to $11.6 million for the nine months ended September 30, 2013 from $14.3 million for the same period in 2012. The decrease was driven by the timing of completion of customers’ projects.

Costs and Expenses

Cost of operations increased $16.3 million to $85.9 million for the three months ended September 30, 2013 from $69.6 million for the three months ended September 30, 2012. Cost of operations increased $25.9 million to $229.8 million for the nine months ended September 30, 2013 from $203.9 million for the comparable prior year period. The table below summarizes our cost of operations by category of spending.

	Three months ended September 30,		Increase/	Increase/
(In thousands)	2013	2012	(Decrease) $	(Decrease) %
Cost of operations:
Headcount and related costs	$21,410	$22,710	$(1,300)	(5.7)%
Variable costs	16,728	14,427	2,301	15.9%
Data processing, hosting and support costs	19,846	20,142	(296)	(1.5)%
Network costs	11,185	9,260	1,925	20.8%
Acquisition	12,865	—	12,865	100.0%
Other operating related costs	3,897	3,053	844	27.6%
Cost of operations	$85,931	$69,592	$16,339	23.5%

	Nine months ended September 30,		Increase/	Increase/
(In thousands)	2013	2012	(Decrease) $	(Decrease) %
Cost of operations:
Headcount and related costs	$67,179	$68,396	$(1,217)	(1.8)%
Variable costs	48,409	41,422	6,987	16.9%
Data processing, hosting and support costs	59,185	57,589	1,596	2.8%
Network costs	32,704	27,905	4,799	17.2%
Acquisition	12,865	—	12,865	100.0%
Other operating related costs	9,454	8,604	850	9.9%
Cost of operations	$229,796	$203,916	$25,880	12.7%

The decrease in headcount and related costs was driven by a reduction in product support costs as we focus on research and development of new products and feature sets. Variable costs increased during the quarter- and year-to-date periods primarily due to higher volumes in our enterprise messaging business resulting in higher messaging termination fees. The year-to-date increase in data processing, hosting and support costs was primarily due to data center expansion to support additional capacity and additional network points of presence, as well as higher processing costs resulting from transactional volume growth. The increase in network costs was primarily driven by investments in our internal infrastructure to support global business growth.

We intend to continue investing in our network infrastructure in the foreseeable future in order to support future growth opportunities.

As a percentage of revenues, cost of operations decreased to 36.0% for the three months ended September 30, 2013 from 36.8% during the same period in 2012. As a percentage of revenues, cost of operations increased to 37.3% for the nine months ended September 30, 2013 from 36.6% during the same period in 2012. On a pro forma basis, assuming the Acquisition had taken place on January 1, 2012, cost of operations was 36.0% and 37.4% of revenues for the three and nine months ended September 30, 2012, respectively.

Sales and marketing expense increased $2.2 million to $18.3 million for the three months ended September 30, 2013 from $16.1 million for the same period in 2012. The Acquisition contributed $2.3 million primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the acquisition, sales and marketing expense declined $0.1 million. As a percentage of revenues, sales and marketing expense decreased to 7.7% for the three months ended September 30, 2013 from 8.5% for the three months ended September 30, 2012.

Sales and marketing expense increased $4.2 million to $55.0 million for the nine months ended September 30, 2013 from $50.8 million for the same period in 2012. The Acquisition contributed $2.3 million as discussed above. Excluding the impact of the Acquisition, sales and marketing expense increased $1.9 million primarily driven by headcount related costs of $1.6 million associated with the expansion of our global sales force and an increase in stock-based compensation of $0.9 million, partially offset by lower travel expenses. As a percentage of revenues, sales and marketing expense decreased to 8.9% for the nine months ended September 30, 2013 from 9.1% for the nine months ended September 30, 2012.

General and administrative expense increased $10.4 million to $33.5 million for the three months ended September 30, 2013 from $23.1 million for the same period in 2012. The Acquisition contributed $6.3 million primarily due to headcount related and facilities costs. Excluding the impact of the Acquisition, general and administrative expense increased $4.1 million due primarily to an increase in headcount related costs of $3.2 million associated with additional resources to support global business growth and new product development initiatives, as well as an increase in integration planning costs of $2.3 million. This increase was partially offset by lower performance-based compensation of $0.9 million. As a percentage of revenues, general and administrative expense increased to 14.0% for the three months ended September 30, 2013, from 12.2% for the comparable prior year period.

General and administrative expense increased $17.2 million to $93.3 million for the nine months ended September 30, 2013 from $76.1 million for the same period in 2012. The Acquisition contributed $6.3 million as discussed above. Excluding the impact of the Acquisition, general and administrative expense increased $10.9 million driven primarily by higher headcount related costs of $7.5 million, an increase in integration planning costs of $4.3 million and higher stock-based compensation of $0.9 million. This increase was partially offset by a $2.7 million reduction in business development activities unrelated to the Acquisition. As a percentage of revenues, general and administrative expense increased to 15.1% for the nine months ended September 30, 2013, from 13.6% for the comparable prior year period.

Depreciation and amortization expense increased $15.3 million to $59.7 million for the three months ended September 30, 2013 from $44.4 million for the same period in 2012. Depreciation and amortization expense increased $22.6 million to $154.3 million for the nine months ended September 30, 2013 from $131.7 million for the comparable prior year period. The increase for the quarter- and year-to-date periods was driven by $12.8 million of amortization of customer relationships and capitalized software and $0.9 million of depreciation of property and equipment acquired in the Acquisition. In addition, the year-to-date increase was driven by accelerated amortization of $4.3 million resulting from the abandonment of a software development project.

Restructuring and management termination benefits expense was $1.3 million and $4.8 million for the three and nine months ended September 30, 2013, respectively, driven by severance costs related to restructuring plans entered into during the current year. See Note 13 to the unaudited condensed consolidated financial statements included herein for additional details regarding our restructuring plans.

Acquisition expenses were $0.7 million and $21.6 million for the three and nine months ended September 30, 2013, respectively, and consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs.

Other Income (Expense), net

Interest expense increased $11.8 million to $37.1 million for the three months ended September 30, 2013 from $25.3 million for the same period in 2012. The increase was primarily due to $9.1 million of interest expense related to the Tranche B

Term Loans entered into during June 2013, $1.7 million of debt modification costs associated with the refinancing of our Initial Term Loans and $1.0 million of accelerated amortization of original issue discount and deferred financing costs associated with principal prepayments on the Term Loan Facilities.

Interest expense increased $11.7 million to $95.1 million for the nine months ended September 30, 2013 from $83.4 million for the same period in 2012. The increase was primarily due to $12.1 million of interest expense related to the Tranche B Term Loans and ticking fees of $4.6 million paid to Barclays Bank PLC as administrative agent to compensate for the time lag between the commitment allocation and actual funding for the Delayed Draw Facility. This increase was mostly offset by $6.1 million of debt modification costs incurred in the prior year period associated with our debt refinancing on April 23, 2012 as compared to $1.7 million of debt modification costs incurred in the current year period associated with our debt refinancing on September 23, 2013. We expect to incur approximately $27.5 million of interest expense and $3.0 million of amortization of deferred financing fees and original issue discount on a quarterly basis.

Equity income in investee was $0.2 million for the three months ended September 30, 2013 and was comprised of income from our equity investment in a subsidiary acquired in the Acquisition.

Other, net decreased $6.4 million to a $3.3 million loss for the three months ended September 30, 2013 from a $3.1 million gain for the same period in 2012. Other, net decreased $8.1 million to a $4.5 million loss for the nine months ended September 30, 2013 from a $3.6 million gain for the same period in 2012. The quarter- and year-to-date decrease was primarily due to foreign exchange losses driven by our expanded global operations resulting from the Acquisition.

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $1.8 million and $5.9 million for the three and nine months ended September 30, 2013, respectively, compared to a benefit of $5.5 million and $5.5 million for the same periods in 2012, respectively. During the three and nine months ended September 30, 2013, the effective tax rate was a benefit of 55.5% and 13.2%, respectively. During the three and nine months ended September 30, 2012, the effective tax rate was a benefit of 47.6% and 718.2%, respectively. The tax benefit recognized for the nine months ended September 30, 2013 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the release of uncertain tax positions where statutes of limitations had expired, (ii) certain return to provision true-ups recorded in 2012 and 2013, (iii) costs related to the acquisition of MACH, some of which are non-deductible for income tax purposes, (iv) the inclusion of the forecasted earnings impact of the MACH entities in calculating the effective tax rate, (v) the loss limitation described above, offset by certain favorable permanent items, (vi) a shift in taxable income to lower foreign tax rate jurisdictions, and (vii) state and local related effective income tax rate changes.

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

Cash Flow

Cash and cash equivalents were $225.8 million at September 30, 2013 as compared to $232.2 million at December 31, 2012. The following table summarizes the activity within our unaudited condensed consolidated statement of cash flows.

	Nine months ended September 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$75,986	$121,433
Net cash used in investing activities	(694,479)	(88,886)
Net cash provided by (used in) financing activities	608,132	(92,009)
Effect of exchange rate changes on cash	4,005	1,051
Net decrease in cash	$(6,356)	$(58,411)

Net cash provided by operating activities decreased $45.4 million to $76.0 million for the nine months ended September 30, 2013 from $121.4 million for the same period in 2012. The decrease from the prior year period reflects $4.2 million used in discontinued operations activities. We do not expect cash flows from discontinued operations to have a material impact on future liquidity and capital resources. Net income adjusted for non-cash items decreased $30.3 million, primarily due to Acquisition expenses and related integration costs, and higher interest payments as compared to the prior year period. Cash used for working capital increased $15.1 million due primarily to higher accounts receivable resulting from the increase in revenue combined with the timing of collections and higher prepaid and other current assets driven by an increase in prepaid software maintenance.

Net cash used in investing activities was $694.5 million for the nine months ended September 30, 2013, and included $628.2 million of cash consideration, net of cash acquired for the Acquisition, $55.8 million for capital expenditures and $6.7 million for capital expenditures to support the assets held for sale, as a condition of closing the sale transaction. Net cash used in investing activities was $88.9 million for the nine months ended September 30, 2012, and included $50.9 million of capital expenditures and $38.0 million for the deposit paid in conjunction with the Acquisition. The increase in capital expenditures was driven by higher costs associated with capitalized software for new products and services, data center capacity increases and investments in our internal infrastructure.

Net cash provided by financing activities was $608.1 million for the nine months ended September 30, 2013, which included $696.5 million of net proceeds under the Tranche B Term Loans, $26.9 million of debt issuance costs paid and principal payments on our Initial Term Loans and Tranche B Term Loans of $945.3 million and $21.3 million, respectively. Net cash used in financing activities was $92.0 million for the nine months ended September 30, 2012, which included $940.5 million of net proceeds under the New Senior Credit Facility offset by $1.0 billion of principal payments on our Old Senior Credit Facility and $10.2 million of debt issuance costs paid.

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
On September 23, 2013, the Company entered into a Second Amendment (the “Second Amendment”) to its New Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the Credit Agreement bear interest was amended to reduce (i) the margin over the LIBOR rate from 3.75% to 3.00%, (ii) the margin over the base rate from 2.75% to 2.00%, (iii) the “LIBOR floor” from 1.25% to 1.00% and (iv) the “base rate floor” from 2.25% to 2.00%.

On September 23, 2013, prior to entering into the Second Amendment, the Company made a prepayment of $50.0 million on the Term Loan Facilities of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans.

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

As of September 30, 2013, we had a carrying amount of $911.8 million and $678.7 million, excluding original issue discount, of outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, respectively. At September 30, 2013, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar option.

Our Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at September 30, 2013, which was considered a reduction against our Revolving Credit Facility under the New Credit Agreement. The unused commitment under the Revolving Credit Facility was $148.1 million at September 30, 2013.

9.125% Senior Unsecured Notes Due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% (“Senior Notes”) that mature on January 15, 2019. Interest on the Senior Notes is paid on January 15 and July 15 of each year.

The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of September 30, 2013, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes.

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

Adjusted EBITDA is determined by adding the following items to net (loss) income from continuing operations: other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, restructuring and management termination benefits, non-cash stock compensation, Acquisition expenses, business development, integration and other related expenses including transition and integration costs generally and the Carlyle annual management fee including related expenses.
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
Free Cash Flow is determined by adding the result of net cash provided by or used in operating activities adjusted for loss from discontinued operations, net of tax, fair value adjustment to assets and liabilities related to assets held for sale, working capital adjustment related to discontinued operations and Acquisition expenses less capital expenditures. We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net (loss) income, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three months ended September 30,
(In thousands)	2013	2012
Reconciliation to Adjusted EBITDA
Net (loss) income from continuing operations	$(1,471)	$17,066
Equity income in investee	236	—
Other expense, net	42,788	22,052
Provision for (benefit from) income taxes	(1,833)	(5,506)
Depreciation and amortization	59,698	44,411
Restructuring and management termination benefits (a)	1,322	(60)
Non-cash stock compensation (b)	2,056	559
Acquisition expenses (c)	677	2,654
Business development, integration and other expenses (d)	2,728	(108)
Management fee and related expenses (e)	742	906
Adjusted EBITDA	$106,943	$81,974

	Nine months ended September 30,
(In thousands)	2013	2012
Reconciliation to Adjusted EBITDA
Net (loss) income from continuing operations	$(38,662)	$6,233
Equity income in investee	236	—
Other expense, net	101,773	85,626
Benefit from income taxes	(5,890)	(5,471)
Depreciation and amortization	154,285	131,685
Restructuring and management termination benefits (a)	4,832	571
Non-cash stock compensation (b)	7,236	4,984
Acquisition expenses (c)	21,622	8,144
Business development, integration and other expenses (d)	7,120	5,520
Management fee and related expenses (e)	2,571	2,392
Adjusted EBITDA	$255,123	$239,684

(a)
Reflects restructuring and management termination benefits expense which is comprised primarily of severance benefits associated with our cost rationalization initiatives and contract termination costs associated with the exit of a leased facility.

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

(e)	Reflects management fees paid to Carlyle and related expenses.

A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three months ended September 30,
(In thousands)	2013	2012
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$21,168	$31,517
Loss from discontinued operations, net of tax	4,980	—
Fair value adjustment to assets and liabilities related to assets held for sale	(3,284)	—
Working capital adjustment related to discontinued operations	2,492	—
Acquisition expenses	677	2,654
Capital expenditures	(14,103)	(11,216)
Free Cash Flow	$11,930	$22,955

	Nine months ended September 30,
(In thousands)	2013	2012
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$75,986	$121,433
Loss from discontinued operations, net of tax	4,980	—
Fair value adjustment to assets and liabilities related to assets held for sale	(3,284)	—
Working capital adjustment related to discontinued operations	2,492	—
Acquisition expenses	21,622	8,144
Capital expenditures	(55,846)	(50,906)
Free Cash Flow	$45,950	$78,671

Off-Balance Sheet Arrangements
We provide financial settlement services to mobile operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $485.3 million and $132.4 million as of September 30, 2013 and December 31, 2012, respectively. Off-balance sheet amounts at September 30, 2013 included $311.3 million resulting from the Acquisition.
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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2013, we recorded $0.7 million and $2.6 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2012, we recorded $0.9 million and $2.4 million, respectively.

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

Contractual Obligations

Our total long-term debt obligations (excluding interest and net of unamortized original issue discount) increased to $2.1 billion as of September 30, 2013 from $1.4 billion at December 31, 2012 resulting from $700.0 million of borrowings under the Tranche B Term Loans during the three months ended June 30, 2013, partially offset by principal prepayments of $28.7 million and $21.3 million on our Initial Term Loans and Tranche B Term Loans, respectively, during the three months ended September 30, 2013. As a result of the principal prepayments which were applied in direct order of maturity, our Initial Term Loans will resume amortizing and our Tranche B Term Loans will begin amortizing in quarterly installments commencing on September 30, 2016, in an amount equal to 0.25% per quarter of the original principal amount with the remaining balance due at final maturity.

The Acquisition did not have a material impact on our contractual obligations as of September 30, 2013 other than as noted above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of September 30, 2013. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2013, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense during the next year.
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
A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2013 would have increased or decreased our revenues and net loss from continuing operations by approximately $10.5 million and $0.5 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2013. Based on the evaluation, as of September 30, 2013, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
In making its assessment of changes in internal control over financial reporting as of September 30, 2013, management has excluded MACH as it was acquired on June 28, 2013. We are currently assessing the control environment and intend to disclose all material changes resulting from the Acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

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
*10.1
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent.

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
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano Chief Accounting Officer (Principal Accounting Officer)
Date: November 13, 2013

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
*10.1
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent.

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
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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