Form 10-K
period 2013-12-31
SYNIVERSE HOLDINGS INC
filed 2014-03-25
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
 _________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant is $0 as the registrant is a privately held corporation and its common stock is not publicly traded. The number of shares of common stock of the registrant outstanding at March 25, 2014 was 1,000.
Documents Incorporated by Reference
None

SYNIVERSE HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K, including, without limitation, those under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on the networks of others in the mobile ecosystem;

•	our ability to acquire and integrate complementary business and technologies;

•	our ability to realize the expected benefit of the MACH acquisition;

•	our ability to adapt quickly to technological change;

•	our newly offered products may not be as widely adopted as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	increased competition, including competition from our customers who develop in-house solutions;

•	the success of our international expansion is uncertain;

•	changes in the regulatory landscape affecting us and our customers;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally;

•	our compliance with international tax regulations;

•	unfavorable general economic conditions;

•	security breaches which could result in significant liabilities;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to generate the capital necessary to expand our operations and invest in new solutions;

•	failure to protect our intellectual property rights or claims by others that we infringe upon their rights;

•	fluctuations in currency exchange rates;

•	our ability to service our debt; and

•	the significant influence Carlyle has over corporate decisions.

All forward-looking statements are made only as of the date of this Annual Report on Form 10-K and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

MARKET, RANKING AND INDUSTRY DATA

The data included herein regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and customers within these markets, is based on independent industry publications, reports from government agencies or other published industry sources and our estimates are based on our management’s knowledge and experience in the markets in which we operate. When we rank our customers by size, we base those rankings on the number of transactions processed and other market-specific factors. When we describe our market position, we base those descriptions on the number of subscribers serviced by our customers. Our estimates have been based on information obtained from our customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Annual Report on Form 10-K. However, this information may prove to be inaccurate because of the methods by which we obtain certain data for our estimates, because this information cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. In addition, the provided market data is not a guarantee of future market characteristics because consumption patterns and consumer preferences can and do change. See also “Special Note Regarding Forward-Looking Statements.”

OTHER DATA

Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

PART I

ITEM   1.    BUSINESS

Overview

We are the leading global provider of transaction processing and intelligence solutions enabling seamless mobile communication, regardless of network, device or application, across the mobile ecosystem. We believe our global and operational scale is unmatched in our industry. Our market-leading proprietary technology applications and network reach enable the secure, real-time processing of nearly 3 billion billable transactions daily and the settlement of approximately $17 billion annually between our customers in over 200 countries and territories. These transactions allow for a complex set of information exchanges, authorization of end-users, facilitation of traffic, and clearing of transactions and settlement of payments between participants in the mobile ecosystem. We process a large and unique portfolio of real-time data that we analyze to deliver a wide range of intelligence solutions to our customers. Our mission-critical solutions connect the fragmented, expanding and rapidly evolving mobile industry and enable the seamless experience that end-users demand as they increasingly conduct their daily activities over smartphones, tablets and other connected devices. We serve a diverse and growing customer base, including over 1,000 mobile network operators (“MNOs”), and over 500 over-the-top providers (“OTTs”) and enterprises. With over 25 years of experience as a trusted partner and a history of on-going innovation, we believe we continue to be well positioned to solve technical, operational and financial complexities encountered by our customers operating in the mobile ecosystem.

The mobile experience once referred simply to the use of cellular phones to make voice calls and only required coordination between MNOs to complete those calls. Today, the mobile experience is a critical and pervasive component of modern life and has become increasingly more complex. End-users now rely on a variety of mobile technologies and connected devices, such as smartphones, tablets, wearables and automobiles, to conduct a broad range of communication, entertainment and information activities that require coordination across multiple parties, including MNOs, OTTs and enterprises. As a result, today’s mobile experience requires seamless and ubiquitous connectivity and a complex set of information exchanges between MNOs, OTTs, and enterprises across geographies, technologies, applications and devices. The failure of any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers.

As a trusted intermediary with global scale, Syniverse Holdings, Inc. (“Syniverse” or “the Company”) provides approximately 60 mission-critical products and services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service, operating with 99.999% reliability. Our comprehensive suite of Mobile Transaction Services and Enterprise & Intelligence Solutions provide the services listed below.

Mobile Transaction Services: Transaction-based solutions that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Process, clear and exchange end-user billing records between MNOs.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the routing and delivery of SMS, MMS and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Provide business intelligence and real-time policy management applications to optimize performance and enhance the end-user experience.

Enterprise & Intelligence Solutions: Solutions that bridge OTTs and enterprises with MNOs, incorporating our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

•	Bridge OTTs to the mobile ecosystem allowing OTT end-users to interact with traditional mobile messaging.

•	Connect enterprises to the mobile ecosystem for enhanced customer and employee engagement.

•	Enable enterprises to rapidly execute and optimize their mobile initiatives.

•	Provide data analytics and business intelligence designed to enhance and secure the end-user experience for our enterprise and OTT customers.

•	Provide solutions to enable MNOs to proactively resolve challenges across their networks and service delivery environments.

We believe our business model is highly attractive and scalable. We derive revenues primarily from the fees paid to us by our customers on various types of mobile transactions and intelligence solutions transactions. Approximately 83% of our revenue is earned on a per transaction basis, and any single end-user call, data session or message often generates multiple transactions. We have long-standing customer relationships, with an average tenure of 17 years among our top 10 customers and a 98% customer renewal rate. Our transaction-based revenue model coupled with our long-term service agreements and customer relationships provides us with a revenue stream that is growing, highly predictable and recurring in nature, with approximately 90% of our annual revenue earned under contracts in place at the beginning of each of the last 5 years. Our scalable infrastructure provides significant operating leverage allowing us to benefit from volume growth and rapidly scale our products and services across customers, markets, and geographies with relatively low marginal costs. From 2009 through 2013, our revenue grew from $483 million to $859 million at a compound annual growth rate (“CAGR”) of over 15% while we maintained Adjusted EBITDA margins of over 40% during the same period.
    Our principal executive offices are located at 8125 Highwoods Palm Way, Tampa, Florida 33647. Our telephone number is +1 (813) 637-5000, and our website is www.syniverse.com. The information on or linked to our website is not part of this Annual Report on Form 10-K, nor is such content incorporated by reference herein.

Executive Overview

Financial Highlights

Revenues increased $115.1 million, or 15.5%, to $859.0 million for the year ended December 31, 2013, from $743.9 million for the same period in 2012. Mobile Transaction Services revenue increased $85.9 million, or 13.0%, to $748.9 million for the year ended December 31, 2013, from $663.0 million for the same period in 2012. Enterprise & Intelligence Solutions revenue increased $29.2 million, or 36.1%, to $110.1 million for the year ended December 31, 2013, from $80.9 million for the same period in 2012. The Acquisition contributed $74.1 million to the increase in revenues for the year ended December 31, 2013. Operating income decreased $12.8 million to $89.6 million for the year ended December 31, 2013 from $102.3 million for the same period in 2012. Net loss from continuing operations decreased $40.1 million to $40.3 million for the year ended December 31, 2013 from $0.2 million for the same period in 2012. Operating income and net loss from continuing operations for the year ended December 31, 2013 include an increase in Restructuring and employee termination benefits and Acquisition and Merger costs and expenses of $4.1 million and $6.9 million, respectively. Adjusted EBITDA increased $44.7 million, or 14.3%, to $358.2 million for the year ended December 31, 2013 from $313.5 million for the same period in 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of operations - Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to Net loss from continuing operations.

Business Developments

Refinancing of Initial Term Loans

On September 23, 2013, Syniverse entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Under the Second Amendment, the rate at which the initial term loans (the “Initial Term Loans”) under the Credit Agreement bear interest was amended to reduce (i) the margin for Eurodollar rate loans from 3.75% to 3.00%, (ii) the margin for base rate loans from 2.75% to 2.00%, (iii) the Eurodollar rate floor from 1.25% to 1.00% and (iv) the base rate floor from 2.25% to 2.00%. Syniverse recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing. See Note 11 to our audited consolidated financial statements for additional information regarding the Second Amendment.

Principal Prepayment on Term Facilities

On September 23, 2013, prior to the refinancing of the Initial Term Loans, Syniverse made a prepayment of $50.0 million on the Initial Term Loans and Tranche B Term Loans (defined below) (collectively the "Term Loan Facilities"), of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, we accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs. See Note 11 to our audited consolidated financial statements for additional information regarding the prepayment of the Term Loan Facilities.

MACH Acquisition

On June 28, 2013 (the “Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of the transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit of €30.0 million.

WP Roaming is a holding company which conducted the business of MACH. The Acquisition added to our global customer base and geographic scale due to MACH’s strong presence in the EMEA and Asia Pacific regions. In addition, the Acquisition enhanced our product portfolios, allowing us to leverage complementary technology platforms and increase our reach with more direct connections to support Mobile Transaction Services and Enterprise & Intelligence Solutions that enable our acquired and existing customers to deliver superior experiences to their end-users.

At the closing of the Acquisition, we paid to the Seller an amount equal to approximately €140.0 million. In addition, on the Acquisition Date, Syniverse, on behalf of WP Roaming, paid €313.0 million and $81.5 million, respectively, for amounts outstanding to WP Roaming's third-party lenders. On July 2, 2012, we paid the Seller the Deposit of €30.0 million which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058.

See Note 5 to our audited consolidated financial statements for additional information regarding the Acquisition.

Assets and Liabilities Related to Assets Held for Sale

The approval of the Acquisition granted by the European Commission was conditioned upon the Company’s commitment to divest certain assets supporting MACH’s data clearing and near real-time roaming data exchange business in the European Economic Area, which includes the European Union countries plus Iceland, Liechtenstein and Norway, including technology platforms, necessary employees, customer contracts and the MACH brand, referred to here as the “Divestment Business”. On October 1, 2013, the Company completed the sale of the Divestment Business for €9.9 million, subject to purchase price adjustments to be completed in the first half of 2014. During the year ended December 31, 2013, the Company re-measured the related net assets held for sale at fair value, less cost to sell and recorded a loss of approximately $2.8 million, which is included in Loss from discontinued operations, net of tax.

See Note 6 to our audited consolidated financial statements for additional information regarding assets and liabilities that were classified as held for sale.

Tranche B Term Loans

On June 28, 2013, we received net proceeds of $696.5 million under the Tranche B Term Loans (defined below), the proceeds of which were used to refinance the Escrow Term Loans in full. Borrowings under the Tranche B Term Loans bear interest at a floating rate which can be, at our option, either (i) a Eurodollar base rate for a specified interest period plus 3.00% or, (ii) an alternative base rate plus 2.00%, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. Commencing on September 30, 2016, our Tranche B Term Loans will begin amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity. See Note 11 to our audited consolidated financial statements for additional details regarding the Tranche B Term Loans.

Business Description

Syniverse provides mission-critical technology and business services that enable the seamless provision of the mobile experience to end-users regardless of network, device or application. Our comprehensive suite of products and services includes Mobile Transaction Services and Enterprise & Intelligence Solutions.

Revenues by service offerings were as follows:

	Successor(1)			Predecessor(1)
			Period from	Period from
	Year Ended	Year Ended	January 13 to	January 1 to
	December 31,	December 31,	December 31,	January 12,
(in thousands)	2013	2012	2011
Mobile Transaction Services	$748,907	$663,011	$680,266	$20,278
Enterprise & Intelligence Solutions	110,054	80,863	65,712	1,736
Revenues	$858,961	$743,874	$745,978	$22,014
(1) See Note 2 to our consolidated financial statements for additional details regarding the Predecessor and Successor periods.

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Successor(1)			Predecessor(1)
			Period from	Period from
	Year Ended	Year Ended	January 13 to	January 1 to
	December 31,	December 31,	December 31,	January 12,
(in thousands)	2013	2012	2011
North America	$588,493	$557,238	$581,140	$17,294
Asia Pacific	84,118	71,525	59,028	1,295
Caribbean and Latin America	65,475	55,070	43,413	1,428
Europe, Middle East and Africa	120,875	60,041	62,397	1,997
Revenues	$858,961	$743,874	$745,978	$22,014
(1) See Note 2 to our consolidated financial statements for additional details regarding the Predecessor and Successor periods

For the years ended December 31, 2013 and 2012, we derived 64.2% and 69.6% of our revenues from customers in the United States, respectively. For the periods from January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, we derived 72.0% and 80.5%, respectively, of our revenues from customers in the United States.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
North America	$252,704	$273,880	$279,931
Asia Pacific	6,517	6,307	5,164
Caribbean and Latin America	998	219	293
Europe, Middle East and Africa	84,475	6,860	5,925
Total long-lived assets, net	$344,694	$287,266	$291,313

Mobile Transaction Services

With the emergence of new technologies and market entrants within the mobile ecosystem, it remains critical to connect disparate networks and partners to deliver seamless and ubiquitous services to end-users. In order for an end-user to complete a call, initiate a data session, send a message, or perform numerous other functions using their mobile device, MNOs must connect with one another and exchange information. These connections and exchanges vary in complexity depending upon geography, technology, application and device.

Our core strength is solving that complexity, bridging parties together to deliver seamless service to end-users. We provide the interconnection between over 1,000 MNOs, processing nearly 3 billion billable transactions each day between and among these MNOs. This transaction processing facilitates clearing of transaction records, settlement of transaction fees, authentication and activation of subscribers and advanced data transport services, among other mission-critical services. Any time information passes from one network to another, we can provide the connection and process the transaction that enables the exchange. Specific transaction services we provide include:

Process, Clear and Exchange End-user Billing Records between MNOs

MNOs rely on a multitude of wholesale roaming agreements among one another to provide their end-users with a seamless experience outside their end-user’s home coverage area. These agreements define the terms and wholesale rates that a visited MNO charges to the home MNO in exchange for providing service to roaming end-users. When MNOs offer nationwide coverage plans, they often fill the gaps in their home network through wholesale roaming agreements with other MNOs, even if they do not charge their end-users for such roaming. MNOs use clearinghouses to manage the complex exchange of wholesale end-user billing records and monthly settlement of fees.

We are the largest global clearinghouse providing transaction processing services to MNOs to manage their wholesale roaming agreements. Several times per day our customers send us billing detail records related to all of the roaming end-users to whom they are providing service. Our clearinghouse service verifies the accuracy and rates on these records, and routes the records to the home operator.

Process and Settle Payments between Participants in the Mobile Ecosystem

On a monthly basis we determine the wholesale fees owed between and among all of our MNO customers and their roaming partners and settle the invoicing, payment and reconciliation of these wholesale roaming fees. We provide clearinghouse services for wholesale roaming fees to approximately 750 MNOs globally and settle approximately $17 billion in transactions annually.

Activate, Authenticate and Authorize End-user Mobile Activities

Our signaling solutions and ability to interact with specialized MNO databases are used by MNOs to communicate with each other regarding the activities taking place outside their home 2G, 3G, LTE or WiFi networks. For example, MNOs use our solutions to determine network ownership of a phone number for appropriate routing, access and exchange of caller ID information, or enable third party or calling card billing. MNOs also use our signaling solutions to authenticate the identity of end-users while roaming and authorize the appropriate level of service in the visited network. Our signaling solutions help manage over 12 billion records daily while operating with 99.999% reliability. Our number portability services, active in several countries, allow end-users to keep their mobile numbers when activating service on a new network. As service providers continue to leverage their networks to introduce new services, we work with our customers to develop and manage the new signaling solutions to activate, authenticate and authorize these new services between MNOs.

Manage the Routing and Delivery of SMS, MMS and Next Generation Messaging

Our inter-carrier messaging platform handles over 30 billion messages monthly. MNOs rely on messaging gateways to provide the reach necessary to exchange messages between end-users on any network or service globally. As one of the largest messaging gateways globally, our platform verifies routing of messages to the proper destination, translates between protocols to handle incompatibility, analyzes the traffic to identify and eliminate potential fraud and spam and manages traffic volumes to accommodate each customer’s messaging platform volume limitations.

Provide Data Transport Services over Our Global IP Data Network Regardless of Technology Protocol

IP networks are used by MNOs and machine-to-machine (“M2M”) providers for the transport of end-user data and content. With the explosive growth of high speed data networks, smart phones and applications, our customers have increased their reliance on IP networks to meet the insatiable demand for bandwidth. While most MNOs maintain their own IP networks within their infrastructure to serve their end-users and access the internet, they rely on private secure IP exchange (“IPX”) gateways to provide connectivity between MNOs for simplification of roaming and the secure exchange of end-user content. M2M providers can use IPX networks to manage all internet access for their end-users.

We run one of the largest global IPX gateways. When end-users roam outside of their home network, all of their data traffic is routed back through their home MNO to control access and ensure a consistent end-user experience, regardless of location. This data traffic is exchanged between the home and visited MNO via an IPX gateway. Additionally, LTE standards define IPX gateways as the platform to be used to securely exchange data between end-users on different home networks. IPX gateways will also allow differentiated class of service based on applications such as dynamic bandwidth provisioning and traffic prioritization. This creates opportunities to help MNOs deliver new services designed to optimize the end-user experience. Syniverse launched our IPX network in 2009 and we have a broad range of services over IPX that include roaming, signaling, and messaging solutions. We have also developed a strong LTE portfolio, with LTE roaming available since early 2012, and an end-to-end LTE test environment established to help attract customers to our IPX network as their LTE networks are launched.

Provide Business Intelligence and Real-time Policy Management Applications to Optimize Performance and Enhance the End-user Experience

Our dynamic policy management capabilities allow MNOs to proactively offer incremental services or resolve network issues in real time. For example, when a subscriber is not using data services while roaming in a foreign country, our Data Roaming Engine delivers a roaming plan customized to their individual data usage patterns. This plan can be proactively offered to the subscriber and, if accepted, we initiate and manage the service in real time.

Our business intelligence capabilities also extend to a variety of revenue assurance, fraud prevention and other mobile security services. These include the real-time exchange and analysis of roaming activity records and end-user subscription information for the development of fraud profiles to identify and prevent fraudulent activity, messaging spam and unauthorized access to MNO networks. These services enable MNOs to minimize disruption to their networks, mitigate financial losses and optimize the quality of the end-user experience.

Enterprise & Intelligence Solutions

As mobile becomes the preferred real-time communications medium for OTTs and enterprises, end-users have now demand seamless and ubiquitous access to these services. The OTTs and enterprises need an experienced partner who can provide them with global access to their customers across disparate mobile networks, each with unique attributes and specifications. MNOs require the ability to measure and manage end-user service availability in real-time. We provide the tools to manage a standardized and seamless roll-out of end-user engagement strategies and best practices to efficiently and effectively integrate their platform into the mobile ecosystem. In addition, our business intelligence tools allow MNOs, OTT and enterprises to effectively optimize the end-user experience.

Bridge OTTs to the Mobile Ecosystem Allowing OTT End-users to Interact with Traditional Mobile Messaging

OTTs continue to attract end-users with innovative services that extend beyond traditional mobile services. However, adoption of these services can be restricted by limited network reach if they remain a “closed” network. We bridge OTT messaging applications with MNOs through our IP messaging gateway allowing OTT end-users to seamlessly interact with traditional mobile messaging.

Connect Enterprises to the Mobile Ecosystem for Enhanced Customer and Employee Engagement

As expectations around the immediacy of communications have increased, enterprises have increasingly sought reliable, simple and efficient tools to manage connectivity with numerous MNOs. Through our connections and services such as our omni-channel communications solution, we provide enterprises with the ability to reliably reach all of their customers and employees regardless of geography, network, device or application. Our high-volume processing capabilities currently support in excess of 13 million messages being sent by our enterprise customers to end-users daily.

Enable Enterprises to Rapidly Execute and Optimize their Mobile Initiatives

The enterprises we serve interact with a large number of customers and employees daily, many of whom are most effectively reached in a targeted and customized fashion that accounts for their individual preferences and priorities. As a result, it has become increasingly important for enterprises to structure their mobile outreach initiatives to allow for targeting of specific audiences. We provide mobile campaign services that enable these enterprises to optimize and differentiate their mobile initiatives for these various audiences. By analyzing and processing end-user information, our services allow enterprises to intelligently segment their different constituents and then selectively schedule and deliver relevant and customized content. For example, we helped our customer, a global financial institution, successfully launch an interactive campaign to accompany a televised charity. Our service allowed for rapid deployment of the mobile campaign, real-time processing of end-user communications, and, ultimately, served to reinforce our customer’s brand with its consumers.

Provide Data Analytics and Business Intelligence Solutions Designed to Enhance and Secure the End-user Experience

Our unique position at the center of the mobile ecosystem and the substantial amount of data generated by mobile transactions enables us to develop customizable services that leverage end-user trend analysis, real-time activity and profile information (or mobile context) to provide uninterrupted and personalized services for end-users. The contextual data that informs our business intelligence solutions includes current end-user network usage capabilities, geo-location and mobile identity verification such as number, device and user attributes, mobile payment information, and two-way messaging capabilities as evidenced by the following examples:

•
We can identify a user of a social network who has landed in a foreign country but is not using data services. We can then offer the end-user a data roaming plan paid for and branded by the social network. This strategy enables the social network to reinforce its brand with the end-user while facilitating the user’s social network engagement when traveling abroad.

•
We have developed and are currently conducting commercial trials of a new product offering for credit and debit card issuers allowing them to utilize the geo-location feature of a mobile device when faced with a suspicious transaction to help determine whether the cardholder is, in fact, present at the transaction.

Through these types of services, we enable our customers to provide an optimized end-user experience and realize opportunities to generate additional revenue and to minimize fraudulent activity.

Provide Solutions to Enable MNOs to Proactively Resolve Challenges across their Networks and Service Delivery Environments

We collect, correlate and analyze billions of end-user data records to provide MNOs with unique insights into subscriber behavior that allow them to identify new revenue opportunities and potential service issues in real time. Our data analysis can identify network failures or individual subscriber conditions that are causing service disruptions and enable the MNOs to resolve the issue with minimal end-user impact. Additionally, our platform identifies long-term trends and issues in network performance that assist with network planning and partnership negotiations.

Industry Summary

We operate at the center of the fragmented, expanding and rapidly evolving global mobile ecosystem. We believe that we are well positioned to benefit from the following trends in our industry:

Mobile Subscribers and Traffic Continue to Grow

The global mobile ecosystem continues to grow rapidly in a number of ways. Examples include:

•	The number of smartphone users is expected to more than double by 2017, from 1.1 billion in 2012 to 2.5 billion in 2017, according to eMarketer.

•	50 billion devices are expected to be connected to the Internet by 2020, up from a projected 25 billion in 2015, according to Cisco.

•	A projected thirteen-fold increase in worldwide mobile data traffic from 2012 to 2017, according to Cisco.

•	An expected CAGR of 77%, 76% and 67% in mobile data traffic in the Middle East and Africa, Asia Pacific and Latin America regions, respectively, from 2012 to 2017, according to Cisco.

•	An expected 18% and 15% increase in mobile phone user penetration in India and China, respectively, from 2012 to 2017, according to eMarketer.
Mobile Becoming the Preferred Medium for Communication, Entertainment and Customer Relationship Management

Concurrent with growth in subscribers, traffic and usage, mobile is becoming the preferred medium for customers globally. For example:

•	51% of email is now accessed on a mobile device rather than a desktop and 30% of consumers now read their email exclusively on mobile devices.

•
48% of Facebook’s total revenue for the fourth quarter 2013 was derived from mobile activity, with 73% of users accessing their Facebook account via mobile devices on a given day in December 2013, up 49% from December 2012.

•	38% of Netflix subscribers viewed content on mobile phones and iPads in 2013, up from 16% in 2012, according to Nielsen.

•
More than 80% of mobile device owners in the U.S. used their smartphone or tablets to help them shop during the 2013 holiday season, representing more than 86 million consumers (28% of the total U.S. population).

•
90% of executives surveyed look to maintain or increase their investments in mobile technology over the next 12 - 18 months as organizations worldwide recognize the need for a mobile strategy in order to effectively compete in the future, according to an IBM study.

•	Approximately 90% of enterprises plan to support corporate applications on personal mobile devices by the end of 2014, according to Gartner.

•	The trend of turning everyday objects into “data-spewing machines” will support the addition of an estimated $1.9 trillion to the global economy over the next six years, according to Gartner.
Increasing Mobile Complexity

The challenges associated with providing a seamless and ubiquitous end-user experience are compounded by the introduction of new and diverse technologies and services and the entrance of new and diverse market participants. Examples include:

•	Continued deployment of evolving network technologies, including LTE and Wi-Fi.

•	The need to bridge mobile traffic between multiple generations of networks and technologies, such as 4G, 3G and 2G networks.

•	Proliferation, increasing sophistication and diversity of mobile devices and their underlying operating systems and technologies.

•	Emergence of OTTs and enterprises and their rapid introduction of innovative applications and services to the mobile ecosystem.

•	Evolving regulatory environment in jurisdictions around the world.

Growing Demand for Intelligence and Analytics Solutions

Business intelligence solutions derived from the processing of end-user transaction data have become a key element in delivering superior business performance across a wide range of industries. The global market for advanced services that rely on insights about end-users’ mobile attributes and behaviors could be worth as much as $44 billion to MNOs annually, based on analysis by the Strategic Economic Engineering Corp commissioned by Syniverse. Driving the growth of this market is end-user demand for seamless, personalized mobile services that offer customized functionality to address their individual preferences. As a result, participants in the mobile ecosystem require business intelligence solutions that provide:

•
Operational Optimization. MNOs face significant pressure to deliver operational efficiencies and revenue optimization in a highly competitive market. MNOs increasingly rely upon analytical tools and insights to deliver profit improvement, such as fraud prevention and revenue assurance. According to the 2013 CFCA Global Fraud Loss Survey, telecom fraud losses are expected to exceed $46 billion in 2013 globally, greater than 2% of global telecom revenues.

•
End-User Personalization. MNOs and OTTs need business intelligence solutions to tailor their mobile services to optimize each end-user’s individual experience. Further, LTE is driving MNOs to differentiate their services, requiring more real-time analytics, policy management and business intelligence solutions.

•
Mobile End-User Engagement. As the mobile experience evolves, enterprises increasingly demand tools that enable them to capture and analyze the rich stream of information related to their customers’ mobile activity to facilitate the delivery of enhanced marketing, security, payment and engagement solutions to end-users.

•
Mobile Identity. New approaches to security are emerging, many of which use the unique characteristics of mobile devices (e.g., geo-location services and other elements of mobile context) to reinforce and strengthen security protocols.

The Need for a Trusted Intermediary in the Mobile Ecosystem

The delivery of a seamless and integrated mobile experience to end-users requires significant coordination between multiple parties around the world. The challenges associated with ensuring this coordination include:

•	Navigating the growing complexity and proliferation of technologies, business models, standards and devices.

•	Establishing robust and secure connections between participants in the mobile ecosystem.

•	Competitive dynamics between various participants in the mobile industry that inhibit direct coordination.

•	Monitoring and enforcing contractual agreements between participants.

•	Real-time access to subscriber data and behaviors outside home networks.

These factors create a clear need for a trusted intermediary that can bridge these technological and operational challenges while leveraging economies of scale to efficiently solve for complexity and change, enable the seamless delivery of services to end-users and provide opportunities to utilize previously untapped sources of data.

Competitive Strengths

Syniverse simplifies the complexity of the mobile ecosystem through our position as a neutral and trusted third-party intermediary between all its participants. Our network reach and market-leading proprietary technology applications are capable of enabling the secure, real-time processing of the billions of transactions required each day to enable a ubiquitous and seamless mobile experience. We possess the following key attributes:

•	Flexibility to operate across and translate between all network technology types, including 2G, 3G, LTE and WiFi, and device types such as smartphones, tablets and PCs.

•	Robust global networks with a footprint in over 200 countries and territories and 99.999% reliability record.

•	Platform integration into and trusted deep relationships with over 1,000 MNOs and 500 OTTs and enterprises.

•	Ability to maintain, monitor and enforce complex contractual arrangements between our customers.

•	Access to a unique portfolio of real-time data and the ability to produce analytical insights from this data enabling our customers to enhance their end-user experience.

We believe the following strengths provide competitive advantages that position us well to enhance our position at the center of the mobile ecosystem and to capitalize on the growth trends in our industry.

Industry Leader with Global Scale

We are the leading provider of transaction processing and intelligence solutions across the mobile ecosystem. We are a primary connection point and a trusted neutral intermediary to over 1,500 MNOs, OTTs and enterprises, creating significant value for our customers and, ultimately, their end-users. We believe our geographic footprint, scope of operations, and established relationships with blue-chip customers make our business model and global scale difficult, time-intensive and costly to replicate. Our technology platforms are highly scalable, processing more than one trillion billable transactions annually, and can easily support new products, new customers and transaction volume growth without incurring significant additional costs.

Operational Excellence Supported by Proprietary and Secure Technology Platforms

We have a proven track record of operational excellence. We operate with 99.999% reliability as a result of our investment in our technology infrastructure and platform, system redundancy and automated recovery, and the expertise of our dedicated and skilled operational workforce. We believe that the operational reliability of our technology platform is a critical differentiator to our customers, who are expected to deliver seamless mobile experiences to their end-users at all times. Our proprietary platforms provide our customers with mission-critical functions that directly impact their operational and financial performance ensuring that we are able to quickly deploy resources to meet their demands. Our proprietary technology platforms, located across 10 countries on 3 continents, are situated in 31 data centers of which 19 are network access points, supporting our global IP backbone. Our state-of-the-art network and application monitoring centers ensure global connectivity and respond to service degradation notifications and other alarms, enhancing and maintaining our customers’ ability to provide a seamless and ubiquitous end-user experience.

Broad and Differentiated Product Portfolio

Our comprehensive suite of products and services is unmatched by any single competitor in the market. We provide approximately 60 mission-critical products and services that enable seamless usage across disparate networks and technologies, enable enterprises to access their customers and employees through services such as our omni-channel communications solution, manage business-to-business transaction processing between and among our customers and their partners, and provide data analytics and intelligence. Our cloud-based solutions allow our customers to bring new services to market quickly with a low cost of service. Our comprehensive portfolio allows us to function as a one-stop shop for our customers and to offer specific packaging options that are unique in the marketplace.

Real Time Data Analytics & Intelligence Capabilities

Our position at the center of the mobile ecosystem provides us with access to a unique portfolio of real-time data derived from the processing of end-user transaction information. We have developed a suite of business intelligence solutions based on this data for MNOs to optimize the quality of the mobile experience they deliver to their customers. MNOs use our business intelligence tools to proactively resolve performance issues and utilize real-time subscriber information to provide customized service to their end-users. We are further developing these intelligence solutions to provide enterprises, including OTT customers, with a foundation for their mobile enabled initiatives, utilizing contextual data to achieve relevant, personalized two-way engagement with customers and employees in the mobile environment. We believe that our unique position at the center of the mobile ecosystem as well as the substantial amount of real-time data we process on behalf of our customers positions us well to develop innovative business intelligence solutions, including identity, location and security services, to address the needs of our customers as they seek to provide seamless and personalized experiences for their end-users.

History of Innovation and Thought Leadership

We have a history of ongoing investment in and development of new products and services that anticipate and respond to our customers’ needs to address new technologies and support new entrants in the mobile ecosystem. Over the last five years, we have invested over $170 million in the development of new services and new features for our portfolio of existing services. We often develop products in collaboration with our customers, enabling us to mitigate the financial risk associated with our R&D investments. We believe our culture of innovation positions us well to capitalize on future growth opportunities. To support this effort, we have a highly talented workforce, including approximately 600 product developers and engineers who participate in, and often lead, industry groups responsible for developing new mobile technology standards. We are an active participant in the international wireless community as a member of Global System for Mobile Communications Association (“GSMA”) and have been recognized as an innovation leader having received the global telecoms business award six years in a row, including two “Business Innovation Awards” in 2013, the 2013 GSMA Global Mobile Award for “Best Mobile Safeguard and Security Service” and two “Total Telecom’s 2012 World Vendor Awards.”

Longstanding Customer Relationships and Diverse Customer Base

We have provided services to our top 10 customers for an average of 17 years. The mission-critical nature and superior quality of our services have allowed us to maintain contract renewal rates of 98% over the past eight years. We have a diverse set of over 1,500 customers in over 200 countries and territories. These customers include MNOs, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including three of the four most popular social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including 8 of the 10 largest U.S. banks, 3 major banks in Asia, the top 3 credit card networks worldwide, and 3 of the 5 largest global airlines.

Experienced Management Team

Our executive management team has extensive customer and industry expertise, significant experience with emerging technologies and a proven track record of driving growth with an average of over 20 years of industry experience. The executive management team has fostered a strong culture focused on delivering superior value to our customers and shareholders, as demonstrated by our growth in revenues, customer base and geographical diversity since 2009. We employ a disciplined acquisition strategy, having executed over $1 billion of acquisitions since 2007, including our acquisition of WP Roaming, the holding company which operated the MACH business, which significantly expanded our presence in Europe, Asia and Africa, while also providing numerous cost saving and cross-selling opportunities. Our successful integration of these businesses has enhanced our market position, expanded our capabilities and geographic reach, and resulted in substantial cost savings. For example, as of December 31, 2013, we achieved $10 million of annualized, run-rate cost synergies related to the MACH acquisition through ongoing integration efforts, and management expects an additional $8-$10 million of cost savings to be achieved over the next two years.

Business Strategy

We believe that the foregoing strengths position us well for future growth and we intend to execute the following strategies:

Grow and Globalize Our Business

We intend to leverage our existing technology and infrastructure, our portfolio of products and services and our market leading position and reputation to capitalize on robust mobile growth in markets outside of North America, particularly in emerging markets, including India, China, and other countries in Latin America and Africa. In support of our international growth initiative, we intend to:

•
Further develop our international operations, including our regionalized sales force, network infrastructure and operational support capabilities. Recent examples include the August 2013 establishment of a state-of-the-art global customer support center in Costa Rica that provides technical and support services to customers across Latin America. In addition, we have grown our international workforce from 601 in 2010 to 1,536 in 2013, and we expect this trend to continue.

•
Deepen our existing relationships with our international customers by cross-selling a more diverse set of products to our existing customers outside of North America. Revenues generated in the Asia Pacific region have grown at a 24.8% CAGR since 2010, and we recently expanded our relationship with China Unicom by combining our business intelligence, network and campaign management tools to improve their end-user experience.

•
Build relationships with new customers by capitalizing on our globally recognized reputation for customer service, reliability and innovation. Efforts to foster these relationships include the opening of a development center in Nanjing, China in November 2012 that was designed to drive the development of next-generation mobile solutions in the fast-growing Asia Pacific region.

•	Partner with our enterprise customers as they expand their businesses into developing and emerging markets and seek to realize value from customer data generated across the global mobile ecosystem.

Continue to Develop Innovative Products and Services

We will continue to invest substantial resources in the delivery of new products and services to address trends and developments affecting the mobile ecosystem. We believe we will continue to successfully develop new, innovative solutions individually and through partnerships and joint initiatives with our customers. We will continue to focus on meeting our customers’ growing needs for diverse intelligence and analytics solutions, leveraging our unique position at the center of the mobile ecosystem and the substantial amount of data which we have access to and process on behalf of our customers.

Continue to Support New Entrants to the Mobile Ecosystem

We intend to capitalize on our deep knowledge of the mobile ecosystem and our leading market position and role as a centralized gateway to be the provider of choice to support new and non-traditional entrants. For example, social networks are expanding the services they offer to subscribers via mobile. Retail, banking and travel firms increasingly rely on the mobile channel for updates and interactions with their end-users. We are focused on extending our existing capabilities within the delivery of mobile access to enterprise customers, and leverage the large volume of available end-user-related information, to enrich enterprise solutions related to their interaction with end-users.

Continue to Pursue Strategic Acquisitions

We intend to follow a disciplined strategy of pursuing strategic acquisitions focused on companies with compatible business models that we believe will be accretive. We have historically used and expect to continue to use acquisitions to expand our service offerings for existing customers and gain access to new geographic markets. As evidenced by our successful acquisition history, we have a strong track record as a disciplined acquirer that quickly and efficiently integrates acquired businesses. Most recently, we acquired MACH which significantly expanded our presence in Europe, Asia and Africa, while also providing numerous cost saving and cross-selling opportunities.

Continue to Focus on Operational Excellence and Efficiency

We intend to maintain our high quality of service and reputation for reliability while continuing to focus on opportunities to optimize our operating efficiency and lower our cost structure through automation and cost management initiatives. Recent operational efficiency initiatives include automation efforts designed to ensure higher customer satisfaction, improved resource management and refined product development processes. Our continued focus on operational excellence should continue to drive efficiency, effectiveness and quality of service for our customers’ end-users.

Employees

As of December 31, 2013, we had 2,589 full-time equivalent employees, with approximately 60% located outside the United States. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. Management believes that employee relations are positive.

Sales and Marketing

As of December 31, 2013, our sales and marketing organizations included 339 people who identify and address customer needs and concerns, deliver comprehensive services and offer a complete customer support system. Earlier this year, our sales and marketing organizations were separated into dedicated teams to support our Mobile Transaction Services and Enterprise and Intelligence Solutions businesses.

•
Sales. Our sales team is geographically diverse and regionally focused. Sales executives, product specialists and client support personnel are organized geographically within regional offices responsible for customers in North America, Caribbean and Latin America, Asia Pacific, Europe, Middle East and Africa.

•
Marketing. Our marketing organization is comprised of marketing and communications employees. This organization is responsible for consistent communications and global brand management as well as market planning and analysis and industry relations. This includes product marketing and competitive analysis, media relations, event planning, web marketing and marketing communications.

•
Product Management. Working with the sales organization, product managers are responsible for managing the product’s positioning throughout the life cycle as well as managing costs and pricing. These responsibilities include developing strategic product and market plans, specifying product requirements, planning development resources and managing product launches.

Technology and Operations

Technology

As of December 31, 2013, our technology group was comprised of 604 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the technology group include Product Development and Life Cycle, Operational Support Services, Technology Services and Innovation.

•	Product Development and Life Cycle. Delivers new product development, enhancements and maintenance releases and develops integrated solutions that address customer needs.

•	Operational Support Services. Provides 24 hours per day, seven days per week, 365 days per year operational product support to ensure a high level of service and system availability.

•
Technology Services. Maintains the high quality of customer service through centralized testing, system/data base administration, configuration management, security and network engineering and operations.

•	Innovation. Researches new technologies to identify innovative solutions, develops proof of concepts and launches new products all in support of the evolving needs of our customers.

Operations

As of December 31, 2013, we had 1,123 employees dedicated to managing internal operations and customer support functions. Key functions include:

•
Customer Service, Documentation and Training. Provides “front-line” support for our global customers. Our Documentation and Training group publishes the technical documentation accompanying portfolio of services in multiple languages and also travels nationally and globally to provide strategic customer training.

•	Operator Business Process Outsourcing. Provides flexible services and solutions designed with features for planning, reporting, monitoring and analyzing customer roaming agreements.

•
Internal Operations Support. Manages internal hardware and software technology programs as well as the Local Area Network, internet, email and departmental servers for our employees. Other internal operations functions include information security, facilities management and disaster recovery. As of December 31, 2013, we had 124 employees dedicated to network provisioning, monitoring and support.

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

•
Network Services. Designs, develops and supports our SS7 and IP-based Intelligent Network Service offerings. Employees within Network Services work closely with other functional departments and vendors to ensure that we are engineering and monitoring cost effective and reliable network solutions that meet customers’ needs.

Competition

There is no single company that competes across all of the services we offer in all of our markets. We believe that the breadth of our solutions, global scale, and customer relationships will enable us to continue our market leadership. We face competition from several companies that provide similar offerings to some of our services in certain geographic markets. For Mobile Transaction Services, our competitors include regional providers of specific products or services, wholesale service divisions of incumbent network providers and, in limited cases, MNOs that create in-house solutions. For Enterprise and Intelligence Solutions, our competitors include enterprise database and application companies, specialized application integration consultants and, in some cases, MNOs.

While we maintain a leading position in most of the markets in which we operate, our future success will depend on our ability to enhance and expand our suite of products and services, provide reliable connectivity and services, strengthen and expand our geographic footprint and drive innovation that anticipates and responds to emerging customer needs and the growth and evolution of the mobile ecosystem.

Customers

We have a diverse set of customers consisting of over 1,500 customers in over 200 countries and territories. Our customers include MNOs such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including three of the four most popular social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers including 8 of the 10 largest U.S. banks, 3 major banks in Asia, the top 3 credit card networks worldwide, and 3 of the 5 largest global airlines. Our customer base has remained stable over time, as we have been providing services to our top 10 customers for an average of 17 years. We believe these longstanding relationships, the mission-critical nature of our services and superior quality of service, have allowed us to maintain high contract renewal rates of 98% over the past eight years.

Our two largest customers, Verizon Wireless and Sprint, generated 21.6% and 10.7% of total revenues for the year ended December 31, 2013, respectively. No other customer generated more than 10% of total revenues. Following the acquisition of MACH, the percentage of total revenues generated by our two largest customers has declined. For the fiscal quarter ended December 31, 2013, Verizon Wireless and Sprint together accounted for 28.6% of total revenues as compared to 34.3% for the fiscal quarter ended December 31, 2012.

Litigation

There are no actions, suits, proceedings, claims or disputes pending or, to the knowledge of the Company, threatened in writing, at law, in equity, in arbitration or before any Governmental Authority, by or against the Company or any of the Company’s restricted subsidiaries, or against any of their properties or revenues that either individually or in the aggregate, could reasonably be expected to have a material adverse effect on our business, results of operation and financial condition.

Government Regulations

The majority of our services are not heavily regulated. In the United States we do not offer services that are deemed to be common carrier telecommunications services. However, certain services we offer in the United States are subject to limited regulation by the FCC. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. In addition, certain services we offer outside of the United States are also subject to regulation. Some of our financial clearing services require that we maintain a license as a money service business in the United Kingdom and follow certain “know your customer” and anti-money laundering regulations in the provision of these services. Finally, our number portability businesses in India and Singapore are provided under government issued licenses with specific terms and conditions. For example, in India our number portability license sets the price we can charge for our services. If we violate the terms of our licenses in India or Singapore we are subject to fine and could lose our ability to continue to offer these services.

ITEM 1A.       RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. If these events were to occur, we may not be able to pay all or part of the interest or principal on the Senior Notes (as defined below). Information contained in this section may be considered “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

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
From time to time in the ordinary course of our business, our network nodes and other systems experience temporary outages. As a means of ensuring continuity in the services we provide to customers, we have invested in system redundancies, proactive alarm monitoring and other back-up infrastructure, though we cannot assure you that we will be able to re-route our services over our back-up facilities and provide continuous service to customers in all circumstances. Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential liability under our customer contracts.
We do not control the networks over which many of our services are transmitted, and a failure in the operations of such networks could adversely affect our business.
Our platform is dependent on the reliability of the sophisticated and complex networks of others in the mobile ecosystem, as well as our ability to deliver products and services across such networks at prices that enable us to realize a profit. These networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. If a network upon which we rely should fail for any reason, we would not be able to effectively provide our services to our customers using that network. This in turn could hurt our reputation and cause us to lose significant revenue.
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
Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers, that is used to deliver our services. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use, in particular for those services for which we need access to mobile operators’ networks in order to deliver.
The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth, diminish our competitiveness and harm our operations.
As part of our growth strategy, we intend to consider selective acquisitions of complementary businesses. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could harm our business, financial condition and results of operations. Risks we currently and will continue to face with respect to acquisitions include:

•	greater than expected costs, management time and effort involved in identifying, completing and integrating acquisitions;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	diversion of management’s attention from other business concerns;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	acquiring intellectual property which may be subject to various challenges from others;

•	the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

•	the inability to achieve expected synergies, business growth opportunities, cost savings and other benefits we anticipate;

•	a need to incur debt, which may reduce our cash available for operations and other uses;

•	incurrence of liabilities and claims arising out of acquired businesses; and

•	unforeseen integration difficulties that may cause service disruptions.
We may not realize the expected benefit of the MACH acquisition because of integration difficulties and other challenges.
In June 2013, we completed our acquisition of MACH. The ultimate success of the MACH acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating MACH’s business with our existing business. The integration process is complex, costly and time-consuming. The potential difficulties of integrating the operations of MACH’s business include, among others:

•	failure to implement our business plan for the combined business;

•	our inability to achieve operating synergies anticipated in the acquisition;

•	unanticipated issues in integrating technology platforms, logistics, information, communications and other systems;

•	resolving inconsistencies in standards, controls, and compensation structures between MACH’s procedures and policies and our own;

•	failure to retain key customers and third-party vendors;

•	diversion of management attention from ongoing business concerns;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	loss of key customers as we transition existing customers among our retained platforms;

•	operating risks in the acquired business and our business; and

•	unanticipated issues, expenses and liabilities.
We may not be able to maintain levels of revenue, earnings or operating efficiency that each of Syniverse and MACH had achieved or might achieve separately. In addition, we may not accomplish the integration of MACH’s business smoothly, successfully or within the anticipated costs or time frame. If we experience difficulties with the integration process, the anticipated benefits of the MACH acquisition may not be realized fully, or at all, or may take longer to realize than expected.
The success of the MACH acquisition will depend, among other things, on successfully maintaining or improving relationship’s with MACH’s pre-existing customers.
MACH’s revenue was concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. In addition, in connection with obtaining certain government and regulatory approvals for the MACH acquisition, we agreed to discontinue using certain of MACH’s platforms within 24 months of the closing date and discontinue use of the MACH brand within 12 months. Currently we have not yet discontinued using such platforms or transitioned customers to our retained platforms. Our customers may react negatively to our combined business and reduce or cease doing business with the combined company in favor of our competitors or take business in-house. The failure to maintain important customer relationships could have a material adverse effect on our business, financial condition or results of operations.
If we do not adapt to rapid technological change in the industries we serve, we could lose customers or market share.
Our industry is characterized by rapid technological change and changing customer demands. Our success depends on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer needs. Significant technological changes have in the past, and are likely to continue to in the future, make certain of our technology and services obsolete. In addition, technological changes may result in a shift in end-user preferences or a decline in reliance on the mobile ecosystem, including, but not limited to, further advances in web-based personal communication. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would impair our ability to compete, retain customers or maintain our financial performance. Our future revenues and profits will depend, in part, on our ability to sell to new market participants.
Our new products and services, such as our data analytics and business intelligence solutions, may not be widely adopted by our current or targeted customers.
In order to continue to meet the rapidly evolving needs of our customers and their end-users, we must continue to develop new products and services that are responsive to those needs. In particular, we have recently begun to expand our offerings of data analytics and business intelligence solutions to our customers. Our ability to realize the benefits of these and other new services depends, in part, on the adoption and utilization of such services and solutions by our customers, and we cannot be certain that existing or targeted customers will adopt such offerings in the near term or at all. If we are not successful in our efforts to develop and monetize new products and services, including data analytics and business intelligence solutions, our prospects, financial condition and results of operation would be materially adversely affected.
We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.
Our 10 largest customers for the years ended December 31, 2013 and 2012 represented approximately 55% and 60% of our reported revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues going forward. Because our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Any non‑renewal of contracts with these customers could materially reduce our revenues.
Our failure to achieve or sustain desired pricing levels or to offset price reductions with increased transaction volumes, could impact our ability to maintain profitability or positive cash flow.
Competition and industry consolidation have resulted in pricing pressure in certain circumstances, which we expect to continue in the future and which we expect to continue to address through our volume-based pricing strategy. This pricing pressure could cause large reductions in the selling price of our services at the time of contract renewal or cause our customers to otherwise request pricing reductions or other concessions. For example, consolidation in the wireless services industry in the United States over the past several years has given some of our customers increased leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.
Future consolidation among, or network build-outs by, our customers may cause us to lose transaction volume and reduce our prices, which would negatively impact our financial performance.
In the past, consolidation among our customers has at times caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. Such consolidation activities may take the form of business combinations, strategic partnerships, or other business arrangements between the operators. In addition, our customers have, in the past, and may in the future, build-out their networks which could result in decreased transaction volumes as their home network expands.
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

The market for our services is intensely competitive, including from our customers as they look to develop in-house alternatives to our products and services.
We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced pricing, reduced gross and operating margins and loss of market share, any of which could harm our business and results of operations. We face competition from large, well-funded providers of similar services, including existing communications, billing and technology companies. We are aware of major internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with one or more of the services we offer. In addition, we believe that certain of our customers may choose to internally develop and deploy certain functionality currently provided by our services. In recent years, we have experienced a loss of revenue streams from certain of our services as some of our customers have decided to meet their needs for these services in-house or by directly connecting with others in the mobile ecosystem.
We expect that competition for our services will remain intense in the near term and that our primary long-term competitors may not yet have entered the market. Certain of our current and potential competitors, including our customers, have significant financial, technical, marketing and other resources. Our competitors may be able to respond more quickly to new or emerging technologies and changes in end-user requirements than we can.
Our continued expansion into international markets is subject to uncertainties that could adversely affect our operating results.
Our growth strategy contemplates continued expansion of our operations into foreign jurisdictions. These international operations and business expansion plans are subject to numerous risks, including:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	fluctuations in currency exchange rates;

•	foreign customers may have longer payment cycles than customers in the U.S., including in order to comply with local currency laws;

•	U.S. and foreign import, export and related regulatory controls on trade;

•
tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, taxes upon repatriation or other restrictions;

•
reputational harm or other adverse consequences due to our operations in jurisdictions subject to the Office of Foreign Assets Control laws and regulations. See “We currently conduct limited business operations and expect to continue such operations in countries targeted by United States and European Union (“E.U.”) economic sanctions”;

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
For the year ended December 31, 2013, 35.8% of our total revenue was generated outside of the United States as compared to 30.4% for the year ended December 31, 2012. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.
Political instability in certain countries in which we operate could have an adverse impact on our business and operations.
We operate in over 200 countries and territories across the globe, including in countries and regions subject to political unrest and instability. Internal unrest, acts of violence or strained relations between a foreign government and the U.S. or our company may adversely affect our operations. Such instability must be carefully considered by management when evaluating the level of current and future activity in such countries. These risks are beyond our control and could have a material adverse effect on our business.
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
We currently conduct limited business operations and expect to continue such operations in countries targeted by United States and European Union economic sanctions
The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) enforces certain laws and regulations (“OFAC Sanctions”) that impose restrictions upon U.S. nationals, U.S. permanent residents, persons located in the U.S., or entities organized under the laws of a U.S. jurisdiction (collectively, “U.S. Persons”), upon business conducted in whole or in part in the U.S., and, in some instances, upon foreign entities owned or controlled by U.S. Persons, with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of OFAC Sanctions (“U.S. Sanctions Targets”). U.S. Persons are also prohibited from facilitating such activities or transactions conducted by others. Similarly, the E.U. and its member nations enforce certain laws and regulations (“E.U. Sanctions”) that impose restrictions upon nationals of E.U. member states, persons located within E.U. member states, entities incorporated or constituted under the law of an E.U. member state, or business conducted in whole or in part in E.U. member states with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of E.U. Sanctions (“E.U. Sanctions Targets” and together with U.S. Sanctions Targets, “Sanctions Targets”). E.U. persons are also generally prohibited from activities that promote such activities or transactions conducted by others. Additionally, U.S. law authorizes the imposition of various disabilities (“U.S. Secondary Sanctions”) on non‑U.S. companies that engage in certain specified types of business involving Iran or Cuba. We engage in limited business activities in countries that are Sanctions Targets, including Iran, Syria, Sudan and Cuba. Our activities and investments in Iran, Syria, Sudan and Cuba in the aggregate accounted for approximately 0.093% of our consolidated revenues during the year ended December 31, 2013. We expect to continue to engage in these limited business activities in countries that are deemed Sanctions Targets over the foreseeable future. Although we believe that OFAC and E.U. Sanctions under their current terms do not prohibit our current activities, and that our current activities will not cause us to be subject to potential U.S. Secondary Sanctions under current U.S. law, our reputation may be adversely affected and investors may divest their investments in us as a result of internal investment policies or may decide for reputational reasons to divest such investments. In addition, the sanctions laws and regulations could be changed in ways that would require us to discontinue or limit our current activities involving Iran, Syria, Sudan or Cuba, or involving other countries, individuals or entities that are not currently designated as Sanctions Targets. We cannot assure you that the foregoing will not occur or that such occurrence will not have a material adverse effect on the value of our securities.

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
The sales and marketing of our services and related products internationally are subject to the U.S. Export Control regime and similar regulations in other countries. In the United States, items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce’s Bureau of Industry and Security and to Export Administration Regulations, and other international trade regulations may apply as well. In the future, regulatory authorities may require us to obtain export licenses or other authorizations to export our services or related products abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license/export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.
Unfavorable general economic conditions in the United States or in other major global markets could negatively impact our financial performance.
Unfavorable general economic conditions may exist globally, or in one or more regions, due to a number of factors, including, but not limited to, the decreased availability of credit resulting from slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending. Adverse business conditions and liquidity concerns in the United States, Europe, including the ongoing European economic and financial turmoil related to sovereign debt issues in certain European countries and to the overall Eurozone, or in one or more of our other major markets, could adversely affect our customers in the wireless communications markets and thus impact our financial performance. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause further slow spending on our services. Furthermore, during challenging economic times such as recession or economic slowdown, our customers or vendors may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments or provide services to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce our revenues or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
Demand for our services is driven primarily by wireless voice and data traffic. Changes in end-user usage patterns could be affected in any recession or economic downturn in the United States or any other country where we do business and could negatively impact the number of transactions processed and adversely affect our revenues and earnings.
Security breaches could damage our reputation, harm our operating results and result in significant liabilities.
We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks. The services we offer involve the storage and transmission of proprietary information and customer and end-user data. We believe the risk that a security breach could seriously harm our business is likely to increase as we expand our technology and network footprint. Security breaches, such as physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and other cyber related attacks, can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently, are increasingly sophisticated and generally are not recognized until launched against a target. We may be required to expend significant capital and other resources to protect against, remedy or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Any security breaches that occur could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our strategy to be a leading provider of technology solutions to the wireless ecosystem may be adversely impacted.
Because some of our solutions are used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional costs and liability to us or inhibit sales of our solutions.
Personal privacy has become a significant issue in the United States and in other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and we believe it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the E.U., and the Federal Data Protection Act recently passed in Germany.
Our services require that we electronically receive, process, store and transmit business information of our customers, which includes certain sensitive consumer and end-user data. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.
Our failure to generate the capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.
We may need to raise additional funds in the future from debt or equity financing. We cannot assure you that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, the agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to incur indebtedness or obtain financing. See Note 11 to our audited consolidated financial statements for additional information regarding our debt and credit facilities. If adequate funds are not available on acceptable terms, or at all, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.
If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to:

•	adequately fund our operations;

•	enhance and expand the range of services we offer;

•	maintain and expand our network;

•	respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion;

•	acquire or invest in complementary businesses, solutions or technologies;

•	hire, train and retain key employees; or

•	respond to unanticipated capital requirements.
Our failure to do any of these things could adversely affect our business, financial condition and operating results.
Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.
Although our services have not been heavily regulated in the past, we are authorized by the United States Federal Communications Commission (“FCC”) to offer certain of our services on an interstate and international basis; we operate our number portability operations in Singapore and India pursuant to licenses granted by these governments and we are registered as a money service business in the United Kingdom in connection with our financial clearing business. Each of these authorizations subject us to certain regulatory obligations.
In addition, the majority of our customers are MNOs and subject to significant government regulation by various regulatory bodies, such as the FCC and European Commission. The European Commission has proposed regulations which would cap the price that carriers could charge one another for roaming minutes, which would lower the roaming revenues of our customers and could put downward pricing pressure on our data clearing service. Any change in current or future laws or regulations that negatively impact our customers could harm our business and results of operations. Several services that we offer also may be indirectly affected by regulations imposed upon the customers and end-users of those services. These regulations may increase our costs of operations and affect whether and in what form we are able to provide a given service at all.
We cannot predict when, or upon what terms and conditions, further regulation, or deregulation, might occur or the effects, adverse or otherwise, that such regulation may have on our business.
We depend on key personnel to manage our business effectively and may not be successful in attracting and retaining such personnel.
We depend on the performance of our executive management team and other key employees that have acquired specialized knowledge and skills with respect to our business and operations. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the United States and abroad. Competition for key technical personnel in high-technology industries such as ours is intense. The loss of the services of any of our executive management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.
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
A significant part of our business consists of sales made to customers outside the United States. During the year ended December 31, 2013, approximately 19% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these revenues and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non‑U.S. dollar denominated assets and liabilities, including inter-company balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.
Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets, including capitalized software, net of amortization, together accounted for approximately 80% of the total assets on our balance sheet as of December 31, 2013. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.
We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.
We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits in which we are involved are reasonably estimated to be material as of the date of this Annual Report on Form 10-K, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us. See “Business-Litigation.”

We may be unsuccessful in achieving our organic growth strategies, which could limit our revenue growth.
Our ability to generate organic growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of services performed for existing customers; and

•	achieve expected revenue from new customer contracts.
Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will occur or be successful.
Risks Relating to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain additional financing to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and reduce the value of your investment.
We have a significant amount of indebtedness. At December 31, 2013, we had $2,051.2 million of indebtedness, net of original issue discount on a consolidated basis. In addition, we had $148.1 million of unused commitments under the Revolving Credit Facility (defined below), including an outstanding Euro letter of credit of $1.9 million at December 31, 2013, which is considered a reduction against the Revolving Credit Facility under the agreement.
Our substantial indebtedness could have important consequences to our investors, including, but not limited to:

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other purposes;

•	increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;

•	exposing us to the risk of increased interest rates, as borrowings under the New Senior Credit Facility (defined below) are subject to variable rates of interest;

•	exposing us to additional risks related to currency exchange rates and repatriation of funds;

•	placing us at a competitive disadvantage compared to our competitors that have less debt, including during times of adverse economic and industry conditions;

•
limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to refinance outstanding indebtedness on commercially reasonable terms, or at all.
Despite our current indebtedness levels, we and our subsidiaries may incur significant additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.
Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, as of December 31, 2013, we had $148.1 million of unused commitments under the Revolving Credit Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See Note 11 to our audited consolidated financial statements for a discussion of the covenants contained in the Senior Notes and New Senior Credit Facility.

Restrictive covenants in the agreements governing our indebtedness contain restrictions and limitations that could impact our ability to pursue our business strategies.
The indenture governing the Senior Notes and the credit agreement governing the New Senior Credit Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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
The restrictions contained in the indenture governing the Senior Notes and the credit agreement governing the New Senior Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
Our failure to comply with these covenants and restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. Following an event of default, the lenders under the Revolving Credit Facility will also have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the New Senior Credit Facility will also have the right to proceed against the collateral that secures those borrowings. If the indebtedness under our New Senior Credit Facility and the Senior Notes were to be accelerated, it could cause us to become bankrupt or insolvent.
To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under the Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness when due or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the New Senior Credit Facility and the Senior Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreement governing the New Senior Credit Facility and the indenture governing the Senior Notes restrict our ability to sell assets and use the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants and limitations in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the New Senior Credit Facility, could proceed against the collateral securing the secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
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
 As of December 31, 2013, the aggregate amount of our secured indebtedness, net of original issue discount was approximately $1,576.2 million, and $148.1 million of unused commitments were available for additional borrowings under the revolving portion of our New Senior Credit Facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2013, which is considered a reduction against our revolving credit facility under the credit agreement. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the Senior Notes.
Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.
The Senior Notes are guaranteed on a senior basis by our current and future wholly owned domestic subsidiaries that are guarantors of our New Senior Credit Facility. Our non-guarantor subsidiaries held approximately $833.8 million, or 22.7%, of our total assets and $111.9 million, or 4.5%, of our total liabilities as of December 31, 2013 and accounted for approximately $180.0 million, or 21.0%, of our revenues for the year ended December 31, 2013 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture and each credit agreement, and any subsidiary so designated will not be a guarantor of the Senior Notes or the New Senior Credit Facility.
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
We are a holding company and have limited direct operations. Our most significant assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law, the instruments governing our indebtedness, including the indenture governing the Senior Notes, the credit agreement governing our New Senior Credit Facility, or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the Senior Notes. In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are guarantors of the Senior Notes, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause our existing and any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness, including the indenture governing the Senior Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on the notes when due. In addition, any guarantee of the notes is subordinated to any secured indebtedness of a subsidiary guarantor to the extent of the value of the collateral securing such indebtedness.
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
Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the Senior Notes has the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest and additional interest, if any. Our failure to purchase, or give notice of purchase of, the Senior Notes would be a default under the indenture, which would in turn be a default under our New Senior Credit Facility. In addition, a change of control may constitute an event of default under our New Senior Credit Facility. A default under our New Senior Credit Facility would result in an event of default under the indenture if the lenders accelerate the debt under our New Senior Credit Facility.
If a change of control occurs, we may not have enough assets to satisfy all obligations under our New Senior Credit Facility and the indenture related to our Senior Notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our New Senior Credit Facility and the Senior Notes or obtain a waiver from the lenders or you as a holder of the Senior Notes. There is no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indenture governing the Senior Notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in a 198,750 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility is eleven years and commenced on November 1, 2005. At our option, we have the right to renew the lease for two additional periods of five years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions. We occupy 29,573 square feet of office space in Campbell, California, which supports our messaging technology and operations functions. In November 2013, we entered into a ten-year lease for 17,793 square feet of office space in Tampa, Florida. This facility will primarily support administrative and operations functions. We intend to occupy this space beginning in the second quarter of 2014.
We lease several offices for our Asia Pacific operations including 14,404 square feet in Hong Kong, China, 9,370 square feet in Nanjing, China and two facilities totaling 67,435 square feet in Bangalore, India. We intend to exit the two existing leases in Bangalore and consolidate those facilities into one space to integrate our recent acquisition of MACH and support growth. In January 2014, we entered into a lease for an 80,784 square foot facility. The Bangalore, India facilities primarily support our technology and operations functions.
In Europe, we have leases for office space as follows: 30,989 square feet in Contern, Luxembourg, two facilities comprising 23,742 square feet in Russelsheim, Germany and two facilities comprising 12,198 square feet in London, England. These facilities support technology, operations, administrative and customer service functions.
In addition to three sales offices in the Caribbean and Latin America region, we lease 28,966 square feet in San Jose, Costa Rica, which serves as a customer service center supporting our global operations.
In addition, we have a secure physical network infrastructure, consisting of 31 data centers and 19 network access points worldwide which are primarily facilitated through co-location leases.
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
Dividend Policy
Future determination as to the payment of cash or stock dividends on our common stock to our only stockholder, Buccaneer Holdings, Inc., will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our senior credit facility, limitations contained in the indenture governing the Senior Notes, and such other factors as our Board of Directors considers appropriate.
For additional information regarding these lending arrangements and securities, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” Note 11 “Debt and Credit Facilities,” and Note 13 “Stock-Based Compensation,” to the audited consolidated financial statements included herein.
Equity Compensation Plan Information
As of December 31, 2013, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our parent company, Buccaneer Holdings, Inc., are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010, and 2009 and the selected historical consolidated statements of operations data for the years ended December 31, 2013 and 2012, the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011 and for the years ended December 31, 2010 and 2009, have been derived from our audited consolidated financial statements.

The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

On January 13, 2011, Syniverse Holdings was merged with and into a wholly-owned subsidiary of Buccaneer Holdings, Inc. pursuant a merger agreement, dated as of October 28, 2010. As a result of the Merger, Syniverse Holdings became a wholly-owned subsidiary of Buccaneer Holdings, Inc. The Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Merger was allocated to the acquired assets and liabilities based upon their estimated fair values at the acquisition date. The Predecessor periods reflect the financial position, results of operations, and changes in financial position of Syniverse Holdings prior to the Merger and the Successor periods reflect the financial position, results of operations, and changes in financial position of the Company after the Merger.

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	January 13 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	January 12,	December 31,	December 31,
(in thousands)	2013	2012	2011	2011	2010	2009
Statement of Operations Data (1):
Revenues	$858,961	$743,874	$745,978	$22,014	$650,199	$482,991
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	320,796	275,301	259,549	9,274	245,673	172,950
Sales and marketing	74,995	68,549	63,708	2,376	58,929	38,789
General and administrative	129,354	103,311	100,993	3,664	93,855	74,502
Depreciation and amortization (2)	216,198	177,320	196,161	2,720	75,869	60,397
Restructuring and employee termination benefits (3)	6,422	2,361	6,207	—	1,962	2,583
Acquisition and Merger expenses (4)(5)	21,632	14,684	40,549	47,203	4,313	—
	769,397	641,526	667,167	65,237	480,601	349,221
Operating income (loss)	89,564	102,348	78,811	(43,223)	169,598	133,770
Other income (expense), net:
Interest income	686	790	583	—	99	323
Interest expense	(125,656)	(108,704)	(112,996)	(859)	(27,137)	(28,890)
Debt extinguishment costs	(2,802)	(6,458)	—	—	—	—
Equity income in investee	422	—	—	—	—	—
Other, net	(6,837)	3,940	(2,993)	(349)	2,787	939
	(134,187)	(110,432)	(115,406)	(1,208)	(24,251)	(27,628)
(Loss) income before provision for (benefit from) income taxes	(44,623)	(8,084)	(36,595)	(44,431)	145,347	106,142
(Benefit from) provision for income taxes	(4,328)	(7,889)	(16,926)	(13,664)	52,728	40,465
Net (loss) income from continuing operations	(40,295)	(195)	(19,669)	(30,767)	92,619	65,677
Loss from discontinued operations, net of tax	(5,092)	—	—	—	—	—
Net (loss) income	(45,387)	(195)	(19,669)	(30,767)	92,619	65,677
Net income (loss) attributable to noncontrolling interest	1,144	3,046	1,803	(3)	(1,573)	(590)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$(3,241)	$(21,472)	$(30,764)	$94,192	$66,267
Balance Sheet Data (at end of period):
Total assets	3,669,018	2,959,039	3,030,742		1,420,826	1,309,724
Total debt and capital leases	2,058,228	1,413,481	1,479,373		499,581	512,464

 _____________________

(1)
Results include the following acquisitions in the respective periods subsequent to the acquisition date: MACH acquisition completed in June 2013, the Merger in January 2011 and the VeriSign (“VM3”) acquisition completed in October 2009.

(2)
Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense within the Statement of Operations Data.

(3)	Restructuring and employee termination benefits is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented as follows:

•
In December 2013, as part of our continued integration of MACH into our operations, we implemented a restructuring plan to eliminate redundant positions. As a result of this plan, we incurred severance related costs of $1.5 million.

•
In September 2013, we implemented a restructuring plan primarily to eliminate redundant positions as part of the MACH integration. As a result of this plan, we incurred severance related costs of $1.3 million.

•
In June 2013, we implemented a restructuring plan primarily to allocate proper resources to key positions within the company. As a result of this plan, we incurred severance related costs of $2.3 million.

•	In March 2013, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $0.9 million.

•
In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1.9 million.

•
In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.5 million in 2011 and an additional $0.6 million in 2012 for supplemental charges, of which $0.4 million was due to contract termination charges related to the exit of a leased facility and $0.2 million related to certain employee terminations.

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

(4)	The years ended December 31, 2013 and 2012 reflect costs associated with the acquisition of MACH and include professional services costs, such as legal, tax, audit and transaction advisory costs.

(5)
The period from January 13 to December 31, 2011 and the period from January 1 to January 12, 2011 reflects costs associated with the Merger and related financing transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. It should be read in conjunction with “Selected Financial Data,” and our audited consolidated financial statements and related notes beginning on page 86 of this Annual Report on form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report on form 10-K. See “Special Note Regarding Forward-Looking Statements.”
The following discussion and analysis of our financial condition and results of operations covers periods before and after the Merger and the related financing transactions. Accordingly, the discussion and analysis of periods prior to January 13, 2011 do not reflect the significant impact that the Merger and the related financing transactions have had on us, including increased levels of indebtedness and the impact of purchase accounting. See “Business Developments-Carlyle Merger” below and Note 4 to our audited consolidated financial statements for additional details regarding the Merger and the related financing transactions. However, the general nature of our operations was not impacted by the Merger and related financing transactions. As such, for comparative purposes we discuss below changes between the periods presented without reference to the effects of the Predecessor and Successor periods, which is consistent with the manner in which management evaluates our results of operations. Effects of the Merger and the related financing transactions will be discussed where applicable. The results of operations presented for the combined Predecessor and Successor periods do not comply with accounting principles generally accepted in the United States (“U.S. GAAP”), are unaudited and do not purport either to represent actual historical results or to be indicative of results we might achieve in future periods. It does not include the pro forma effects of the Merger and the related financing transactions as if they had occurred on January 1, 2011.
Business

We are the leading global provider of transaction processing and intelligence solutions enabling seamless mobile communication, regardless of network, device or application, across the mobile ecosystem. We believe our global and operational scale is unmatched in our industry. Our market-leading proprietary technology applications and network reach enable the secure, real-time processing of nearly 3 billion billable transactions daily and the settlement of approximately $17 billion annually between our customers in over 200 countries and territories. These transactions allow for a complex set of information exchanges, authorization of end-users, facilitation of traffic, and clearing of transactions and settlement of payments between participants in the mobile ecosystem. We process a large and unique portfolio of real-time data that we analyze to deliver a wide range of intelligence solutions to our customers. Our mission-critical solutions connect the fragmented, expanding and rapidly evolving mobile industry and enable the seamless experience that end-users demand as they increasingly conduct their daily activities over smartphones, tablets and other connected devices. We serve a diverse and growing customer base, including over 1,000 mobile network operators (“MNOs”), and over 500 over-the-top providers (“OTTs”) and enterprises. With over 25 years of experience as a trusted partner and a history of on-going innovation, we believe we continue to be well positioned to solve technical, operational and financial complexities encountered by our customers operating in the mobile ecosystem.

Today’s mobile experience requires seamless and ubiquitous connectivity and a complex set of information exchanges between MNOs, OTTs, and enterprises across geographies, technologies, applications and devices. The failure of any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers.

As a trusted intermediary with global scale, Syniverse provides approximately 60 mission-critical products and services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service, operating with 99.999% reliability. Our comprehensive suite of Mobile Transaction Services and Enterprise & Intelligence Solutions provide the services listed below.

Mobile Transaction Services: Transaction-based solutions that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Process, clear and exchange end-user billing records between MNOs.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the routing and delivery of SMS, MMS and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Provide business intelligence and real-time policy management applications to optimize performance and enhance the end-user experience.
Enterprise & Intelligence Solutions: Solutions that bridge OTTs and enterprises with MNOs, incorporating our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

•	Bridge OTTs to the mobile ecosystem allowing OTT end-users to interact with traditional mobile messaging.

•	Connect enterprises to the mobile ecosystem for enhanced customer and employee engagement.

•	Enable enterprises to rapidly execute and optimize their mobile initiatives.

•	Provide data analytics and business intelligence designed to enhance and secure the end-user experience for our enterprise and OTT customers.

•	Provide solutions to enable MNOs to proactively resolve challenges across their networks and service delivery environments.

Executive Overview

Financial Highlights

Revenues increased $115.1 million, or 15.5%, to $859.0 million for the year ended December 31, 2013, from $743.9 million for the same period in 2012. Mobile Transaction Services revenue increased $85.9 million, or 13.0%, to $748.9 million for the year ended December 31, 2013, from $663.0 million for the same period in 2012. Enterprise & Intelligence Solutions revenue increased $29.2 million, or 36.1%, to $110.1 million for the year ended December 31, 2013, from $80.9 million for the same period in 2012. The Acquisition contributed $74.1 million to the increase in revenues for the year ended December 31, 2013. Operating income decreased $12.8 million to $89.6 million for the year ended December 31, 2013 from $102.3 million for the same period in 2012. Net loss from continuing operations decreased $40.1 million to $40.3 million for the year ended December 31, 2013 from $0.2 million for the same period in 2012. Operating income and net loss from continuing operations for the year ended December 31, 2013 include an increase in Restructuring and employee termination benefits and Acquisition and Merger costs and expenses of $4.1 million and $6.9 million, respectively. Adjusted EBITDA increased $44.7 million, or 14.3%, to $358.2 million for the year ended December 31, 2013 from $313.5 million for the same period in 2012. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss from continuing operations.

Business Developments

Refinancing of Initial Term Loans
On September 23, 2013, Syniverse Holdings entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Under the Second Amendment, the rate at which the initial term loans (the “Initial Term Loans”) under the Credit Agreement bear interest was amended to reduce (i) the margin for Eurodollar rate loans from 3.75% to 3.00%, (ii) the margin for base rate loans from 2.75% to 2.00%, (iii) the Eurodollar rate floor from 1.25% to 1.00% and (iv) the base rate floor from 2.25% to 2.00%. Syniverse Holdings recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing. See Note 11 to our audited consolidated financial statements for additional information regarding the Second Amendment.
Principal Prepayment on Term Facilities
On September 23, 2013, prior to the refinancing of the Initial Term Loans, Syniverse Holdings made a prepayment of $50.0 million on the Term Loan Facilities, of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the million Tranche B Term Loans. In relation to the prepayment, we accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs. See Note 11 to our audited consolidated financial statements for additional information regarding the prepayment of the Term Loan Facilities.

MACH Acquisition
On the Acquisition Date, we completed our acquisition of WP Roaming, for a total purchase price of approximately $712.0 million. As part of the transaction, we acquired from the Seller, all the shares and preferred equity certificates (whether convertible or not) in WP Roaming. The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit of €30.0 million.
WP Roaming is a holding company which conducted the business of MACH. The Acquisition added to our global customer base and geographic scale due to MACH’s strong presence in the EMEA and Asia Pacific regions. In addition, the Acquisition enhanced our product portfolios, allowing us to leverage complementary technology platforms and increase our reach with more direct connections to support Mobile Transaction Services and Enterprise & Intelligence Solutions that enable our acquired and existing customers to deliver superior experiences to their end-users.
At the closing of the Acquisition, we paid to the Seller an amount equal to approximately €140.0 million. In addition, on the Acquisition Date, Syniverse Holdings, on behalf of WP Roaming, paid €313.0 million and $81.5 million, respectively, for amounts outstanding to WP Roaming's third-party lenders. On July 2, 2012, we paid the Seller the Deposit of €30.0 million which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058.
See Note 5 to our audited consolidated financial statements for additional information regarding the Acquisition.
Assets and Liabilities Related to Assets Held for Sale
The approval of the Acquisition granted by the European Commission was conditioned upon the Company’s commitment to divest the Divestment Business. On October 1, 2013, Syniverse completed the sale of the Divestment Business for €9.9 million, subject to purchase price adjustments to be completed in the first half of 2014. During the year ended December 31, 2013, Syniverse remeasured the related net assets held for sale at fair value, less cost to sell and recorded a loss of approximately $2.8 million, which is included in Loss from discontinued operations, net of tax.
See Note 6 to our audited consolidated financial statements for additional information regarding assets classified as held for sale.
Tranche B Term Loans
On June 28, 2013, we received net proceeds of $696.5 million under the Tranche B Term Loans, the proceeds of which were used to refinance the Escrow Term Loans in full. Borrowings under the Tranche B Term Loans bear interest at a floating rate which can be, at our option, either (i) a Eurodollar base rate for a specified interest period plus 3.00% or, (ii) an alternative base rate plus 2.00%, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. Commencing on September 30, 2016, our Tranche B Term Loans will begin amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity. See Note 11 to our audited consolidated financial statements for additional details regarding the Tranche B Term Loans.
Verizon Wireless Renewal
In September 2011, contracts with Verizon Wireless, our largest customer, expired, although service continued to be provided under the terms of the agreement pending the renewal. Verizon Wireless uses a broad range of our products and services. During the second quarter of the year ending December 31, 2012, the renewal was completed at substantially similar terms and reduced pricing effective May 1, 2012 for a four year term.
Carlyle Merger
On January 13, 2011, we consummated a Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of our equity for a net purchase price of $2,493.8 million. The purchase price was funded through the net proceeds of our Old Senior Credit Facility (as defined in Note 11 to our audited consolidated financial statements) of $1,025.0 million, the Senior Notes and a cash equity contribution of $1,200.0 million from an affiliate of Carlyle. See Note 4 to our audited consolidated financial statements for additional discussion of the Merger and related financing transactions.

Revenues
Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with three-year terms. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services and solutions we offer to our customers are provided through applications, connectivity and technology platforms owned and operated by us.
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. Approximately 83% of our revenues were generated by transaction-based fees in 2013. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, restructuring and employee termination benefits expenses and Acquisition and Merger expenses.

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

•
Depreciation and amortization relate primarily to our property and equipment including our Signaling System 7 (“SS7”) network, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded as a result of purchase accounting.

•	Restructuring and employee termination benefits represents termination costs including severance, benefits and other employee related costs as well as contract termination costs.

•
Acquisition and Merger expenses include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Acquisition on June 28, 2013 and the Merger on January 13, 2011.

Operating Segments
We currently operate as a single operating segment, as our Chief Executive Officer reviews financial information on the basis of our consolidated financial results for the purposes of making resource allocation decisions.

Results of Operations

Comparison of results of continuing operations for the year ended December 31, 2013 with the year ended December 31, 2012

	Year ended December 31,		Year ended December 31,		2013 compared to 2012
		% of		% of
(in thousands)	2013	Revenues	2012	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$748,907	87.2%	$663,011	89.1%	$85,896	13.0%
Enterprise & Intelligence Solutions	110,054	12.8%	80,863	10.9%	29,191	36.1%
Revenues	858,961	100.0%	743,874	100.0%	115,087	15.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	320,796	37.3%	275,301	37.0%	45,495	16.5%
Sales and marketing	74,995	8.7%	68,549	9.2%	6,446	9.4%
General and administrative	129,354	15.1%	103,311	13.9%	26,043	25.2%
Depreciation and amortization	216,198	25.2%	177,320	23.8%	38,878	21.9%
Restructuring and employee termination benefits	6,422	0.7%	2,361	0.3%	4,061	172.0%
Acquisition and Merger expenses	21,632	2.5%	14,684	2.0%	6,948	47.3%
	769,397	89.6%	641,526	86.2%	127,871	19.9%
Operating income	89,564	10.4%	102,348	13.8%	(12,784)	(12.5)%
Other income (expense), net:
Interest income	686	0.1%	790	0.1%	(104)	(13.2)%
Interest expense	(125,656)	(14.6)%	(108,704)	(14.6)%	(16,952)	15.6%
Debt extinguishment costs	(2,802)	(0.3)%	(6,458)	(0.9)%	3,656	(56.6)%
Equity income in investee	422	—%	—	0.0%	422	100.0%
Other, net	(6,837)	(0.8)%	3,940	0.5%	(10,777)	(273.5)%
	(134,187)	(15.6)%	(110,432)	(14.8)%	(23,755)	21.5%
Loss before benefit from income taxes	(44,623)	(5.2)%	(8,084)	(1.1)%	(36,539)	452.0%
Benefit from income taxes	(4,328)	(0.5)%	(7,889)	(1.1)%	3,561	(45.1)%
Net loss from continuing operations	$(40,295)	(4.7)%	$(195)	0.0%	$(40,100)	20,564.1%

Revenues

Revenues increased $115.1 million, or 15.5%, to $859.0 million for the year ended December 31, 2013 from $743.9 million for the same period in 2012. The increase in revenue was primarily driven by revenues of $74.1 million from the Acquisition in addition to revenues of $41.0 million from new contract wins and continued volume growth across our data processing platforms, global IP network and enterprise connectivity services.

Revenue from Mobile Transaction Services increased $85.9 million, or 13.0%, to $748.9 million for the year ended December 31, 2013 from $663.0 million for the same period in 2012. The increase in revenue was primarily driven by revenues of $59.4 million from the Acquisition in addition to organic revenue growth of $26.5 million, or 4.0%, from new contract wins and continued volume growth across our data processing platforms and our global IP data network, as well as the introduction of a new product which helps MNOs to detect, remediate and prevent fraudulent messaging activities. While we experienced volume growth in our data processing services, this growth was partially offset by the impact of lower pricing for customer contract renewals completed in the year ended December 31, 2012, primarily the Verizon Wireless contract renewal in May 2012. Our revenue growth was also offset by volume declines from our messaging services resulting from increased use of OTT and other alternative messaging platforms and from number portability services in India declining to a rate more consistent with historical trends in other developing markets.

Revenue from Enterprise & Intelligence Solutions increased $29.2 million, or 36.1%, to $110.1 million for the year ended December 31, 2013 from $80.9 million for the same period in 2012. The increase in revenue was driven by organic growth of $14.5 million, or 17.9% from new contract wins and volume growth in our enterprise connectivity services and Real-Time Intelligence solutions as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail. In addition, the Acquisition contributed $14.7 million of enterprise connectivity services revenue.

Costs and Expenses

Cost of operations increased $45.5 million to $320.8 million for the year ended December 31, 2013 from $275.3 million for the same period in 2012. The table below summarizes our cost of operations by category:

	Year ended December 31,		2013 compared to 2012
(in thousands)	2013	2012	$ change	% change
Cost of operations:
Headcount and related costs	$98,904	$91,347	$7,557	8.3%
Variable costs	82,825	57,447	25,378	44.2%
Data processing, hosting and support costs	82,415	77,431	4,984	6.4%
Network costs	44,051	37,674	6,377	16.9%
Other operating related costs	12,601	11,402	1,199	10.5%
Cost of operations	$320,796	$275,301	$45,495	16.5%

The increase in headcount and related costs was driven primarily by additional headcount resulting from the Acquisition. Variable costs increased during the year ended December 31, 2013 primarily due to higher volumes in our enterprise connectivity services resulting from organic growth as well as additional volumes contributed by the Acquisition. As a result, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 15.8% for the year ended December 31, 2013 compared to 12.8% for the same period in 2012. The increase in data processing, hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, as well as higher processing costs associated with higher transaction volumes. The increase in network costs was primarily driven by expansion of our network infrastructure to support global business growth. We intend to continue expanding our network infrastructure for the foreseeable future in order to support future growth opportunities. The increase in other operating related costs was driven primarily by the Acquisition.

As a percentage of revenues, cost of operations increased to 37.3% for the year ended December 31, 2013 from 37.0% during the same period in 2012. The increase in cost of operations as a percentage of revenue was driven primarily by the data center and network expansion to support future growth as discussed above. On a pro forma basis, assuming the Acquisition had taken place on January 1, 2012, cost of operations would have been 37.4% and 36.2% of revenues for the years ended December 31, 2013 and 2012, respectively.

Sales and marketing expense increased $6.4 million to $75.0 million for the year ended December 31, 2013 from $68.5 million for the same period in 2012. The Acquisition contributed $6.2 million of this increase primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Acquisition, sales and marketing expense increased $0.3 million, primarily driven by an increase in headcount and related costs, including stock-based compensation of $1.0 million and performance-based compensation of $0.5 million. These increases were mostly offset by lower travel expenses resulting from a cost savings initiative. As a percentage of revenues, sales and marketing expense decreased to 8.7% for the year ended December 31, 2013 from 9.2% for the same period in 2012.

General and administrative expense increased $26.0 million to $129.4 million for the year ended December 31, 2013 from $103.3 million for the same period in 2012. The Acquisition contributed $15.3 million of this increase, primarily due to headcount related and facilities costs. Excluding the impact of the Acquisition, general and administrative expense increased $10.7 million driven primarily by higher headcount related costs of $6.6 million and an increase in Acquisition integration planning costs of $7.4 million. The increase in headcount related costs is associated with additional resources to support global business growth and new product development initiatives. The increase in general and administrative expense was partially offset by a $3.8 million reduction in business development activities unrelated to the Acquisition. As a percentage of revenues, general and administrative expense increased to 15.1% for the year ended December 31, 2013, from 13.9% for the same period in 2012 primarily due to the Acquisition integration planning costs.

Depreciation and amortization expense increased $38.9 million to $216.2 million for the year ended December 31, 2013 from $177.3 million for the same period in 2012. The increase was driven by $26.6 million of amortization of intangible assets, including capitalized software, and $1.7 million of depreciation of property and equipment, all acquired in the Acquisition, and higher capital expenditures in 2013 compared to 2012, including internally developed capitalized software.

Restructuring and employee termination benefits expense was $6.4 million for the year ended December 31, 2013 driven by severance costs related to restructuring plans entered into in 2013 primarily related to the integration of the Acquisition. See Note 15 to our audited consolidated financial statements for additional details regarding our restructuring plans.

Acquisition and Merger expenses were $21.6 million for the year ended December 31, 2013 and consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Acquisition.

Other Income (Expense), net

Interest expense increased $17.0 million to $125.7 million for the year ended December 31, 2013 from $108.7 million for the same period in 2012. The increase was primarily due to $20.1 million of interest expense related to the Tranche B Term Loans and ticking fees of $4.6 million in respect of the period between the commitment allocation and the actual funding date of the Delayed Draw Facility. See “Debt and Credit Facilities” below for additional details regarding the Delayed Draw Credit Agreement.
The increase in interest expense was partially offset by $6.1 million of debt modification costs incurred in the prior year period associated with our debt refinancing on April 23, 2012 as compared to $1.7 million of debt modification costs incurred in 2013 associated with our debt refinancing on September 23, 2013. Going forward, we expect to incur approximately $27.5 million of interest expense and $3.0 million of amortization of deferred financing fees and original issue discount on a quarterly basis.
Debt extinguishment costs were $2.8 million for the year ended December 31, 2013 as compared to $6.5 million for the same period in 2012. These costs were associated with our refinancing of the Initial Term Loans on September 23, 2013 and with the refinancing of our old senior secured credit facility (the “Old Senior Credit Facility”) in April 2012.

Equity income in investee was $0.4 million for the year ended December 31, 2013 and was comprised of income from our equity investment in a subsidiary acquired in the Acquisition.

Other, net decreased $10.8 million to a $6.8 million loss for the year ended December 31, 2013 from a $3.9 million gain for the same period in 2012. The decrease was primarily due to foreign exchange losses driven by our expanded global operations resulting from the Acquisition.

Benefit from Income Taxes

We recorded an income tax benefit of $4.3 million for the year ended December 31, 2013 compared to a benefit of $7.9 million for the same period in 2012. During the years ended December 31, 2013 and 2012, the effective tax rate was a benefit of 9.7% and 97.6%, respectively. The change in our effective tax rate was chiefly attributable to (i) the release of uncertain tax positions where statutes of limitations had expired, (ii) certain return to provision true-ups recorded in 2012 and 2013, (iii) costs related to the Acquisition, some of which are non-deductible for income tax purposes, (iv) the inclusion of the forecasted earnings impact of the Acquisition in calculating the effective tax rate, and (v) state and local related effective income tax rate changes.

Results of Operations
Comparison of results of operations for the twelve months ended December 31, 2012 with the twelve months ended December 31, 2011 (Combined Predecessor and Successor)

	Successor		Combined Predecessor & Successor		Successor		Predecessor
					Period from		Period from
	Year ended		Year ended		January 13 to		January 1 to
	December 31,	% of	December 31,	% of	December 31,	% of	January 12,	% of	2012 compared to combined 2011
(in thousands)	2012	Revenues	2011	Revenues	2011	Revenues	2011	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$663,011	89.1%	$700,544	91.2%	$680,266	91.2%	$20,278	92.1%	$(37,533)	(5.4)%
Enterprise & Intelligence Solutions	80,863	10.9%	67,448	8.8%	65,712	8.8%	1,736	7.9%	13,415	19.9%
Revenues	743,874	100.0%	767,992	100.0%	745,978	100.0%	22,014	100.0%	(24,118)	(3.1)%
Costs and expenses:
Cost of operations	275,301	37.0%	268,823	35.0%	259,549	34.8%	9,274	42.1%	6,478	2.4%
Sales and marketing	68,549	9.2%	66,084	8.6%	63,708	8.5%	2,376	10.8%	2,465	3.7%
General and administrative	103,311	13.9%	104,657	13.6%	100,993	13.5%	3,664	16.6%	(1,346)	(1.3)%
Depreciation and amortization	177,320	23.8%	198,881	25.9%	196,161	26.3%	2,720	12.4%	(21,561)	(10.8)%
Restructuring and employee termination benefits	2,361	0.3%	6,207	0.8%	6,207	0.8%	—	0.0%	(3,846)	(62.0)%
Acquisition and Merger expenses	14,684	2.0%	87,752	11.4%	40,549	5.4%	47,203	214.4%	(73,068)	(83.3)%
	641,526	86.2%	732,404	95.3%	667,167	89.3%	65,237	296.3%	(90,878)	(12.4)%
Operating income (loss)	102,348	13.8%	35,588	4.7%	78,811	10.7%	(43,223)	(196.3)%	66,760	187.6%
Other income (expense), net:
Interest income	790	0.1%	583	0.1%	583	0.1%	—	0.0%	207	35.5%
Interest expense	(108,704)	(14.6)%	(113,855)	(14.8)%	(112,996)	(15.1)%	(859)	(3.9)%	5,151	(4.5)%
Debt extinguishment costs	(6,458)	(0.9)%	—	0.0%	—	0.0%	—	0.0%	(6,458)	0.0%
Other, net	3,940	0.5%	(3,342)	(0.4)%	(2,993)	(0.4)%	(349)	(1.6)%	7,282	(217.9)%
	(110,432)	(14.8)%	(116,614)	(15.1)%	(115,406)	(15.4)%	(1,208)	(5.5)%	6,182	(5.3)%
Loss before benefit from income taxes	(8,084)	(1.1)%	(81,026)	(10.4)%	(36,595)	(4.7)%	(44,431)	(201.8)%	72,942	(90.0)%
Benefit from income taxes	(7,889)	(1.1)%	(30,590)	(4.0)%	(16,926)	(2.3)%	(13,664)	(62.1)%	22,701	(74.2)%
Net loss from continuing operations	$(195)	0.0%	$(50,436)	(6.4)%	$(19,669)	(2.4)%	$(30,767)	(139.7)%	$50,241	(99.6)%
Revenues
Revenues decreased $24.1 million, or 3.1% to $743.9 million for the year ended December 31, 2012 from $768.0 million for the same period in 2011. The decline in revenues was primarily due to the impact of the Verizon Wireless contract renewal at lower pricing and the impact of lower pricing for other customer contract renewals during the second quarter of 2012.

Revenue from Mobile Transaction Services decreased $37.5 million, or 5.4%, to $663.0 million for the year ended December 31, 2012 from $700.5 million for the same period in 2011. The revenue decline was driven by decreases in data processing services primarily due to the pricing impact of customer contract renewals, primarily the Verizon Wireless renewal. These declines were partially offset by increases in volume growth across data processing platforms and our global IP data network. While continued volume increases contributed to higher transactions on our data processing platforms compared to the prior year, volume growth was tempered by the Sprint network build-out which resulted in fewer Sprint end-users roaming off of the Sprint home network. Revenue from our messaging services also declined compared to the prior year primarily due to the impact of lower pricing for customer contract renewals and slower volume growth.

Revenue from Enterprise & Intelligence Solutions increased $13.4 million, or 19.9%, to $80.9 million for the year ended December 31, 2012 from $67.4 million for the same period in 2011. The increase in revenue was driven by new contract wins and volume growth in our enterprise connectivity services.
Costs and Expenses
Cost of operations increased $6.5 million to $275.3 million for the year ended December 31, 2012 from $268.8 million for the comparable prior year period. The table below summarizes our cost of operations by category:

	Successor	Combined Predecessor & Successor
	Year ended December 31,		2012 compared to 2011
(in thousands)	2012	2011	$ change	% change
Cost of Operations:
Headcount and related costs	$91,347	$88,030	$3,317	3.8%
Variable costs	57,447	63,204	(5,757)	(9.1)%
Data processing and related hosting and support costs	77,431	69,083	8,348	12.1%
Network costs	37,674	39,470	(1,796)	(4.6)%
Other operating related costs	11,402	9,036	2,366	26.2%
Cost of Operations	$275,301	$268,823	$6,478	2.4%

The increase in headcount and related costs was primarily due to higher headcount to support global expansion and an increase in product support costs as we implemented new products and features during 2012. Variable costs decreased due primarily to a decline in revenue share costs resulting from a contractual rate reduction, partially offset by increased volumes in our enterprise connectivity services resulting in higher messaging termination fees. As a result, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 12.8% for the year ended December 31, 2012 compared to 14.4% for the same combined period in 2011. The increase in data processing and related hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, as well as higher processing costs associated with higher transaction volumes. As a percentage of revenues, cost of operations increased to 37.0% for the year ended December 31, 2012, from 35.0% for the same period in 2011.
Sales and marketing expense increased $2.5 million to $68.5 million for the year ended December 31, 2012 from $66.1 million for the same period in 2011. The increase was primarily due to higher headcount related costs of $3.1 million associated with the expansion of our global sales force to support growth in developing markets. This increase was partially offset by lower stock-based and performance-based compensation of $2.0 million primarily driven by lower annual incentive plan payments. As a percentage of revenues, sales and marketing expense increased to 9.2% for the year ended December 31, 2012 from 8.6% for the same period in 2011.
General and administrative expense decreased $1.3 million to $103.3 million for the year ended December 31, 2012 from $104.7 million for the same period in 2011. The decrease was primarily due to higher capitalized product development activities in 2012 compared to 2011. As a percentage of revenues, general and administrative expense increased to 13.9% for the year ended December 31, 2012, from 13.6% for the same period in 2011.
Depreciation and amortization expense decreased $21.6 million to $177.3 million for the year ended December 31, 2012 from $198.9 million for the same period in 2011. The decrease was driven by lower intangible asset amortization resulting from our pattern of consumption amortization method for customer related intangibles valued in the Merger which results in higher amortization expense earlier in the assets’ useful lives.

Restructuring and employee termination benefits expense was $2.4 million for the year ended December 31, 2012, driven by severance costs resulting from our December 2012 restructuring plan and the exit of a leased facility related to our December 2011 restructuring plan. See Note 15 to our audited consolidated financial statements for additional details regarding our restructuring plans.

Acquisition and Merger expenses were $14.7 million for the year ended December 31, 2012 and consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Acquisition. For the year ended December 31, 2011, these expenses were $87.8 million and consisted of professional services costs including legal, tax, audit, transaction advisory costs relating to the Merger and stock-based compensation costs related to the acceleration of the equity awards existing prior to the Merger.

Other Income (Expense), net

Interest expense decreased $5.2 million to $108.7 million for the year ended December 31, 2012 from $113.9 million for the same period in 2011. The decrease was primarily due to the impact of a lower interest rate and lower outstanding debt balance resulting from the refinancing of our Old Senior Credit Facility. In addition, the prior year period included $7.1 million of financing costs associated with an unused bridge loan related to pre-Merger interest expense in the Successor period of 2011.

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

Benefit from Income Taxes

We recorded an income tax benefit of $7.9 million for the year ended December 31, 2012 compared to a benefit of $30.6 million for the same period in 2011. During the years ended December 31, 2012 and 2011, the effective tax rate was a benefit of 97.6% and a benefit of 37.8%, respectively. The change in our effective tax rate is chiefly attributable to (i) costs related to the Merger in 2011, some of which were non-deductible for income tax purposes, (ii) state and local effective income tax rate changes, including certain discrete adjustments recorded in 2011 related to state and local income tax positions and changes in deferred tax liabilities, (iii) the release of reserves on uncertain tax positions where statutes of limitations have expired in 2012, and (iv) return to provision true-ups related to returns filed in 2012.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that our Board of Directors determines in the future to pay dividends on our common stock, our New Senior Credit Facility and the indenture governing the Senior Notes significantly restrict the ability of our operating subsidiaries to pay dividends or otherwise transfer assets to us.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. On June 28, 2013, we completed the Acquisition. The Acquisition was funded primarily through proceeds from the Escrow Term Loans, which were refinanced through the Tranche B Term Loans, as described in “Debt and Credit Facilities” below.

We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the Revolving Credit Facility, will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $306.4 million at December 31, 2013 as compared to $232.2 million at December 31, 2012.The following table summarizes the activity within our audited consolidated statements of cash flows.

	Year ended December 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$161,392	$201,335
Net cash used in investing activities	(701,783)	(103,735)
Net cash provided by (used in) financing activities	607,115	(94,473)
Effect of exchange rate changes on cash	7,481	2,315
Net increase in cash	$74,205	$5,442

Net cash provided by operating activities decreased $39.9 million to $161.4 million for the year ended December 31, 2013 from $201.3 million for the same period in 2012. The decrease from the prior year period includes $4.8 million net cash used in discontinued operations activities. Since the sale of the Divestment Business was completed on October 1, 2013, cash flows from discontinued operations are not expected to have a material impact on future liquidity and capital resources. Excluding the impact of discontinued operations, cash used for working capital increased $34.9 million in 2013 due primarily to higher accounts receivable, resulting from the increase in revenue during the period combined with the timing of collections; timing of net income taxes payable, driven by a net tax refund received in the prior year; and higher prepaid and other current assets driven by an increase in prepaid software maintenance. This increase was partially offset by the timing of performance-based compensation payments, net of timing differences in accounts payable and other accrued liabilities. Net cash provided by operating activities in 2013 was also impacted by the increase in Acquisition expenses and related integration costs, and higher interest payments as compared to the prior year period, as discussed above under results of operations.

Net cash used in investing activities was $701.8 million for the year ended December 31, 2013 which included $628.2 million of cash consideration, net of cash acquired for the Acquisition, $73.9 million of capital expenditures and $6.7 million for capital expenditures to support the assets held for sale, as a condition of closing the sale transaction. Net cash used in investing activities was partially offset by proceeds of $10.8 million from the sale of the Divestment Business. Net cash used in investing activities was $103.7 million for the year ended December 31, 2012, which included $65.8 million of capital expenditures and $38.0 million for the deposit paid in conjunction with the Acquisition. The increase in capital expenditures was driven by higher costs associated with capitalized software for new products and services, data center capacity increases and investments in our internal infrastructure. For 2014, we expect total capital expenditures to be approximately 8% to 9% of revenues, which excludes approximately $17 to $20 million for capital expenditures related to the Acquisition integration.

Net cash provided by financing activities was $607.1 million for the year ended December 31, 2013, which included $696.5 million of net proceeds under the Tranche B Term Loans, $26.9 million of debt issuance costs paid and net principal payments on our Initial Term Loans and Tranche B Term Loans of $33.4 million and $21.3 million, respectively. Net cash used in financing activities was $94.5 million for the year ended December 31, 2012, which included $940.5 million of net proceeds under the Senior Credit Facility offset by $1.0 billion of principal payments on our Old Senior Credit Facility and $10.2 million of debt issuance costs paid.
Debt and Credit Facilities
New Senior Credit Facility
On April 23, 2012, we entered into the Credit Agreement with Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the New Senior Credit Facility consisting of (i) the Initial Term Loans; and (ii) the Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit.
On June 28, 2013 the Company borrowed $700.0 million of incremental term loans (the "Tranche B Term Loans"), pursuant to the Incremental Amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans, a portion of which were used to fund the Acquisition.

On September 23, 2013, the Company entered into the Second Amendment to its Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the Credit Agreement bear interest was amended to reduce (i) the margin for Eurodollar rate loans from 3.75% to 3.00%, (ii) the margin for base rate loans from 2.75% to 2.00%, (iii) the Eurodollar rate floor from 1.25% to 1.00% and (iv) the base rate floor from 2.25% to 2.00%.
On September 23, 2013, prior to entering into the Second Amendment, the Company made a prepayment of $50.0 million on the Term Loan Facilities of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans.
Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by an amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).
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
The Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) Syniverse Holdings’ ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Buccaneer Holdings, Inc. The negative covenants are subject to the customary exceptions.
There are no financial covenants included in the Credit Agreement other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the three months ended December 31, 2013.
As of December 31, 2013, we are in compliance with all of the covenants contained in the Senior Credit Facilities. See “Description of Certain Indebtedness-Senior Credit Facilities-Covenants” for a discussion of the covenants contained in the Senior Credit Facilities.
As of December 31, 2013, we had a carrying amount of $911.8 million and $678.7 million, excluding original issue discount, of outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, respectively. At December 31, 2013, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.
The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at December 31, 2013, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $148.1 million at December 31, 2013.

Delayed Draw Credit Agreement
On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), Syniverse Holdings’ direct wholly-owned subsidiary, entered into the Delayed Draw Credit Agreement with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the $700 million Delayed Draw Facility. On May 28, 2013, Finance Sub entered into an amendment to the Delayed Draw Credit Agreement. Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively. The escrowed funds were released to Finance Sub on June 28, 2013.
Following the release, Finance Sub merged with and into the Company with the Company as the survivor to such merger. In connection with this merger, the Company assumed the obligations of Finance Sub under the Delayed Draw Credit Agreement.
On June 28, 2013, the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance the Escrow Term Loans in full.
9.125% Senior Unsecured Notes Due 2019
On December 22, 2010, we issued $475.0 million Senior Notes bearing interest at 9.125% that mature on January 15, 2019.
The indenture governing our outstanding Senior Notes contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our operating subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of December 31, 2013, we are in compliance with all of the covenants contained in the indenture governing our outstanding Senior Notes. See “Description of Certain Indebtedness” for additional details on the Senior Notes.
Non-GAAP Financial Measures

Adjusted EBITDA and Free Cash Flow are not presentations made in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as alternatives to net income (loss), operating income (loss), revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity. We believe that Adjusted EBITDA and Free Cash Flow are measures commonly used by investors to evaluate our performance and that of our competitors. We further believe that the disclosure of Adjusted EBITDA and Free Cash Flow is useful to investors, as these non‑GAAP measures form the basis of how our executive team and Board of Directors evaluate our performance. By disclosing these non‑GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, some of the means by which our management team operates and evaluates our Company and facilitates comparisons of current period’s results with prior periods.
In addition, these non‑GAAP measures may not be comparable to other similarly titled measures of other companies in our industry or otherwise. Because of these limitations, Adjusted EBITDA and Free Cash Flow should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We attempt to compensate for these limitations by relying primarily upon our U.S. GAAP results and using Adjusted EBITDA and Free Cash Flow as supplemental information only.
Adjusted EBITDA and Free Cash Flow have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, some of the limitations of Adjusted EBITDA are as follows:

•	excludes certain tax payments or the cash requirements necessary to service interest or principal payments on our debt that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect cash outlays for future contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense on our debt.
Adjusted EBITDA is determined by adding the following items to net (loss) income from continuing operations: other income (expense), net; excluding the impact of equity income in investee, benefit from income taxes, depreciation and amortization, restructuring and employee termination benefits, non‑cash stock compensation, Acquisition expenses, Merger expenses, business development, integration and other related expenses including transition and integration costs generally and the Carlyle annual management fee including related expenses.
We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure used under the indenture for our Senior Notes.

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Successor	Successor	Combined Predecessor & Successor
	Year ended December 31,
(in thousands)	2013	2012	2011
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(40,295)	$(195)	$(50,436)
Equity income in investee	422	—	—
Other expense, net	134,187	110,432	116,614
Benefit from income taxes	(4,328)	(7,889)	(30,590)
Depreciation and amortization	216,198	177,320	198,881
Restructuring and employee termination benefits (a)	6,422	2,361	6,207
Non-cash stock-based compensation (b)	10,569	7,068	8,365
Acquisition and Merger expenses (c)	21,632	14,684	87,752
Business development, integration and other expenses (d)	10,013	6,547	2,958
Management fee and related expenses (e)	3,381	3,142	3,697
Adjusted EBITDA	$358,201	$313,470	$343,448

(a)
Reflects restructuring and employee termination benefits expense which is comprised primarily of severance benefits associated with our cost rationalization initiatives and contract termination costs associated with the exit of a leased facility.

(b)
Reflects non-cash expenses related to equity compensation awards. The acceleration of the Predecessor equity compensation awards is included within Acquisition and Merger expenses (see (c) below). See Note 4 to our audited consolidated financial statements for additional details regarding the Merger.

(c)
Reflects items associated with the acquisition of MACH on June 28, 2013 and the Merger on January 13, 2011 including professional services costs, such as legal, tax, audit, transaction advisory costs, investment banker fees and accelerated stock-based compensation expense.

(d)
Reflects items associated with business development activities, integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(e)	Reflects management fees paid to Carlyle and related expenses.

Free Cash Flow is determined by adding the result of net cash provided by or used in operating activities adjusted for loss from discontinued operations, net of tax, fair value adjustment to assets and liabilities related to assets held for sale, working capital adjustment related to discontinued operations, Acquisition and Merger expenses, excluding non-cash stock based compensation expense, and pre-Merger interest expense, less capital expenditures, excluding capital expenditures related to assets held for sale.
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

(f)	A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Successor	Successor	Combined Predecessor & Successor
	Year ended December 31,
(in thousands)	2013	2012	2011
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$161,392	$201,335	$170,379
Loss from discontinued operations, net of tax	5,092	—	—
Fair value adjustment to assets and liabilities related to assets held for sale	(2,816)	—	—
Working capital adjustment related to discontinued operations	2,553	—	—
Acquisition and Merger expenses	21,632	14,684	87,752
Less: non-cash stock-based compensation included in Merger expenses	—	—	(29,162)
Pre-Merger interest expense	—	—	10,219
Capital expenditures	(73,933)	(65,755)	(55,734)
Free Cash Flow	$113,920	$150,264	$183,454

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our audited consolidated balance sheets. The off-balance sheet amounts totaled approximately $492.9 million and $132.4 million as of December 31, 2013 and December 31, 2012, respectively. Off-balance sheet amounts at December 31, 2013 included $348.2 million resulting from the Acquisition.
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

Contractual Obligations
The following table set forth the schedule of future payments under certain existing contracts, including debt agreements, as of December 31, 2013.

		Payments Due by Period
(in thousands)		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations including interest (1)	$2,653,902	$109,479	$225,183	$247,351	$2,071,889
Operating lease obligations (2)	25,151	10,853	11,602	2,593	103
Purchase and contractual obligations (3)	83,813	22,979	41,750	12,967	6,117
Capital lease obligations including interest (4)	7,289	6,866	423	—	—
Pension obligation (5)	2,555	65	199	506	1,785
Total (6)	$2,772,710	$150,242	$279,157	$263,417	$2,079,894

(1)	Based on an assumed interest rate on the Senior Credit Facility of 4.00% based on the current Eurodollar rate loan option and the interest rate on the Senior Notes of 9.125%.

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

(4)	Reflects capital lease obligations for certain of our software and computer equipment.

(5)	Reflects estimated obligations from a noncontributory, defined benefit retirement plan associated with one of our foreign subsidiaries.

(6)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 16 to our audited consolidated financial statements for additional information regarding the liabilities for uncertain tax positions.

Effect of Inflation
Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2013 and 2012, or the periods from January 13 through December 31, 2011 and January 1 through January 12, 2011.
Critical Accounting Policies and Estimates
The preparation of our audited consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.
During the year ended December 31, 2013, we have not adopted, changed, or changed the application of any critical accounting policies from the year ended December 31, 2012 that have had a material impact on our financial statements.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605 - Revenue Recognition. Our revenues are generated through the sale of Mobile Transaction Services and Enterprise & Intelligence Solutions to mobile operators and enterprise customers throughout the world. The majority of our revenues are generated on a per-transaction basis, primarily through long-term contracts typically averaging three years in duration. We also generate revenues through monthly recurring charges and customer implementation services.
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

See Note 2 to our audited consolidated financial statements for a detailed discussion of our service offerings and revenue recognition.
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
If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds the sum of its estimated undiscounted future cash flows. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. We did not record any impairment loss on long-lived assets in 2013 or 2012.
Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of generally accepted accounting principles. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying value, the Company performs a two-step impairment test.
For the annual impairment testing during the year ended December 31, 2013, we elected to use the qualitative assessment for goodwill and indefinite-lived intangible assets impairment testing. We evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of our reporting unit including cost factors and budgeted-to-actual revenue results. Based on the results of the qualitative assessment, we concluded that it is more likely than not that the fair value of our reporting unit and indefinite-lived intangible assets exceeded their respective carrying values.

For the annual impairment testing during the year ended December 31, 2012 and the period January 13 to December 31, 2011, our evaluation of goodwill and indefinite-lived intangible assets was measured by the two-step impairment test method. While still considering many of the qualitative factors listed above, the first step under this method is to compare the fair value of our reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we would then compare the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets with the carrying amount of that goodwill or indefinite-lived intangible assets. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds its implied fair value. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized.

Management continuously evaluates overall industry and company-specific circumstances and conditions as necessary. We did not record any impairment loss of goodwill or indefinite-lived intangible assets for the periods ending December 31, 2013, 2012 or 2011.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. Our deferred tax assets as of December 31, 2013 include net accumulated foreign net operating losses (“NOLs”) of $197.8 million, net accumulated U.S. federal NOLs of $9.6 million and net accumulated state NOLs of $9.9 million. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations. U.S. federal and state NOLs in specific jurisdictions will expire if not utilized between tax years 2013 and 2032. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $128.4 million at December 31, 2013. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.
Stock-Based Compensation
Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various subjective assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 13 to our audited consolidated financial statements for additional information regarding our stock-based compensation.
Common Stock Valuation
In the absence of a public trading market, our Compensation Committee of the Board of Directors, with input from management, determined a reasonable estimate of the then-current fair value of our common stock for purposes of determining fair value of our stock options on the date of grant. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Our approach considered contemporaneous common stock valuations in determining the equity value of our Company using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including: (i) the nature and history of our business; (ii) our current and historical operating performance; (iii) our expected future operating performance; (iv) our financial condition at the grant date; (v) the lack of marketability of our common stock; (vi) the value of companies we consider peers based on a number of factors, including, but not limited to, similarity to us with respect to industry, business model, stage of growth, intangible value, company size, geographic diversification, profitability, financial risk and other factors; (vii) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our company given prevailing market conditions; (viii) industry information such as market size and growth; and (ix) macroeconomic conditions.
Income approach
The income approach estimates the value of our company based on expected future cash flows discounted to a present value rate of return commensurate with the risks associated with the cash flows (“DCF method”). The cash flows utilized in the DCF method are based on our most recent long-range forecast. The discount rate is intended to reflect the risks inherent in the future cash flows of the Company. Because the cash flows are only projected over a limited number of years, it is also necessary under the income approach to compute a terminal value as of the last period for which discrete cash flows are projected. This terminal value capitalizes the future cash flows beyond the projection period and is determined by taking the projected results for the final year of the projection and applying a terminal exit multiple. This amount is then discounted to its present value using a discount rate to arrive at the present value of the terminal value. The discounted projected cash flows and terminal value are totaled to arrive at an indicated aggregate equity value under the income approach. In applying the income approach, we derived the discount rate from an analysis of the cost of capital of our comparable industry peer companies as of each valuation date and adjusted it to reflect the risks inherent in our business cash flows. A 10.0% discount rate was used in our valuations for the year ended December 31, 2013. We derived the terminal exit multiple from an analysis of the EBITDA multiples of our comparable industry peer companies as of each valuation date. We then used the implied long-term growth rate of our Company to assess the reasonableness of the selected terminal exit multiple.
Market approach
The market approach incorporates various methodologies to estimate the equity value of a company and includes the guideline public company (“GPC”) method which utilizes market multiples of comparable companies that are publicly traded and the guideline merged and acquired company (“GMAC”) method which utilizes multiples achieved in comparable industry mergers and acquisition transactions. The GPC and GMAC market approaches were given equal weighting.
When considering which companies to include in our comparable industry peer companies, we mainly focused on U.S.-based publicly traded companies in the industry in which we operate and selected comparable industry peer companies and transactions on the basis of operational and economic similarity to our business at the time of the valuation. The selection of our comparable industry peer companies requires us to make judgments as to the comparability of these companies to us. We considered a number of factors including the business in which the peer company is engaged, business size, market share, revenue model, development stage and historical operating results. We then analyzed the business and financial profiles of the peer companies for relative similarities to us and, based on this assessment, we selected our comparable industry peer companies. The selection of our comparable peer companies has not significantly changed over time as we continue evaluating whether the selected companies remain comparable to us and considering recent initial public offerings and sale transactions. Based on these considerations, we believe the comparable peer companies are a representative group for purposes of selecting sales and EBITDA multiples in the performance of contemporaneous valuations.
For each valuation during the years ended December 31, 2013 and 2012, we equally weighted the income and market approaches. We believe an equal weighting of the two methods is appropriate as it utilizes both management’s expectations of future results and an estimate of the market’s valuation of companies similar to us. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as the relevant comparable company revenue and earnings multiples for the market approach.
Once we determined our enterprise value, we then allocated this value between our outstanding debt and common stock. The amount allocated to our outstanding debt is based on the public trading activity of such debt. The residual enterprise value, after allocation of value to outstanding debt, is further reduced by the value of outstanding stock options. The remaining value is then prescribed to our outstanding common stock in order to estimate a per share value.
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is included in the ASC in Topic 740 “Income Taxes.” ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This accounting standard became effective for our financial statements beginning January 1, 2014. We do not expect the adoption of this standard to have a material impact on our audited consolidated financial statements and related disclosures.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of December 31, 2013. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2013, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2013 would have increased or decreased our revenues and net loss from continuing operations by approximately $16.0 million and $1.9 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are included as a separate section of this Annual Report on Form 10-K. See Item 15. for an index to the audited consolidated financial statements which are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013. Based on the evaluation, as of December 31, 2013, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are currently assessing the control environment and intend to disclose all material changes resulting from the Acquisition completed on June 28, 2013 within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity. While we have obtained an understanding of the internal control environment, our assessment will include documentation, testing and evaluation of internal controls over financial reporting
During the fourth quarter of 2013, management implemented certain controls and procedures relative to the acquired business including financial reviews, policies and procedures, disclosure controls and procedures and organization integration. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting. For the year ended December 31, 2013, the Acquisition contributed 9% of our consolidated revenues.
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of

December 31, 2013 based on the criteria established in a report entitled Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
The Securities and Exchange Commission’s (“SEC”) general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. During the second quarter of 2013, the Company completed its acquisition of MACH. In accordance with the SEC guidance, the scope of management’s evaluation of internal controls over financial reporting as of December 31, 2013 did not include the internal control over financial reporting of these acquired operations. Assets acquired from MACH represented 15.2% of the Company’s total consolidated assets at December 31, 2013 and net revenue generated by MACH subsequent to the date of acquisition represented 8.7% of the Company’s consolidated net revenue for the year ended December 31, 2013. As part of the integration of the acquired business, the Company continues to evaluate MACH's internal controls over financial reporting. From the Acquisition Date to December 31, 2013, the processes and systems of the acquired operations did not significantly impact the Company’s internal control over financial reporting.
Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

ITEM 9B.           OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 28, 2014:

Name	Age	Position(s)

Jeffrey S. Gordon	53	President, Chief Executive Officer and Director
David W. Hitchcock	53	Executive Vice President, Chief Financial and Administrative Officer
Laura E. Binion	57	Senior Vice President and General Counsel
Morten Brøgger	44	Chief Sales Officer
Alfredo T. de Cárdenas	49	President, Enterprise & Intelligence Solutions
Mary P. Clark	47	Chief Marketing Officer
Joseph DiFonzo	48	Chief Technology Officer
Leigh M. Hennen	63	Chief Human Resources Officer
Edmond B. Lewis	44	Chief Strategy Officer
John Wick	49	Senior Vice President and General Manager, Mobile Transaction Services
James A. Attwood, Jr.	55	Chairman of our Board of Directors
Tony G. Holcombe	58	Vice Chairman of our Board of Directors
Kevin L. Beebe	54	Director
Stephen C. Gray	55	Director
Mark J. Johnson	40	Director
Raymond A. Ranelli	66	Director
Jeffrey S. Gordon became our President and Chief Executive Officer and member of our Board of Directors on July 1, 2011, and previously served as our Chief Operating Officer since January 2011 and Chief Technology Officer since January 2008. Prior to joining the Company, commencing in 1997, he held a number of leadership positions at Convergys Corporation, most recently as Senior Vice President of Industry Solutions. Prior to Convergys, he served in a wide range of key technology positions at Bell Atlantic, IBM and General Electric. Mr. Gordon earned a bachelor’s degree in electrical engineering, with honors, from Purdue University and is a graduate of the IBM Systems Research Institute. We believe that Mr. Gordon’s previous experience at the Company and other telecommunications providers and his current role as Chief Executive Officer of the Company qualifies him to serve on our Board of Directors.
David W. Hitchcock became our Executive Vice President and Chief Financial Officer in June 2007, and on July 1, 2011, also became our Chief Administrative Officer. Prior to joining the Company, Mr. Hitchcock was Chief Financial Officer of North America for Alcatel-Lucent. Mr. Hitchcock has over 20 years of experience in corporate finance, mainly with AT&T and Lucent Technologies. Commencing in 2003, he held a wide range of key financial leadership roles, including Corporate Controller for Lucent Technologies as well as Business Operations and Financial Vice President for Lucent Worldwide Services. Mr. Hitchcock earned both a bachelor’s degree in accounting and master’s degree in business administration from Wake Forest University. He is a certified public accountant.
Laura E. Binion became our Senior Vice President and General Counsel in June 2008. Prior to joining the Company, Ms. Binion served as Executive Vice President and General Counsel of CheckFree Corporation, a position she held from 2001 to 2007. From 1986 to 2001, Ms. Binion held various positions in the legal departments of Verizon Wireless (or its predecessor companies-Contel Corporation, Contel Cellular, GTE Corporation and GTE Wireless), including General Counsel of Contel Cellular from 1991 to 1995 and Vice President and General Counsel of GTE Wireless from 1997 to 2000. Prior to joining Contel Corporation in 1986, Ms. Binion was an associate at the law firms of Parker, Hudson, Rainer, Dobbs & Kelly and Kutak, Rock & Huie. Ms. Binion earned both a bachelor’s degree in political science and a juris doctor degree from the University of Georgia.
Morten Brøgger joined the Company in 2013 as Chief Sales Officer. Mr. Brøgger brings more than 15 years of leadership experience with leading mobile and telecommunication companies. Prior to joining the Company, Mr. Brøgger was Chief Executive Officer of MACH for two years before it was acquired by the Company. Before being appointed Chief Executive Officer, he previously served in a number of roles, including MACH’s Chief Commercial Officer and Chief Operating Officer.

Previously, Mr. Brøgger held executive positions at Sunrise Communications, TDC and Merkantildata. He holds a degree in international marketing management from Arhus School of Business.
Alfredo T. de Cárdenas joined the Company in April 2008 and currently serves as President, Enterprise & Intelligence Solutions, a role he assumed in February 2014. Prior to February 2014, Mr. de Cárdenas served as Chief Operating Officer from August 2012 until February 2014, President of Global Sales and Customer Support from July 2011 to August 2012 and Executive Vice President, Americas from April 2008 to July 2011. Mr. de Cárdenas brought to the Company more than 20 years of experience in the global telecommunications industry. Before joining the Company, Mr. de Cárdenas was with Nortel Networks, most recently as general manager of converged multimedia networks. He also held a number of other key leadership roles since joining Nortel in 1992, including vice president positions in carrier support and operations, sales, marketing, customer care, and network operations as well as assignments in Colombia and Brazil. He began his career as a senior engineer for Southern Bell. Mr. de Cárdenas earned a bachelor’s degree in industrial and systems engineering from Florida International University and a master’s degree in business administration from Nova Southeastern University.
Mary P. Clark joined the Company in June 2009 and currently serves as Chief Marketing Officer, a role she assumed in March 2014. Prior to March 2014, Ms. Clark served as Senior Vice President, Roaming from January 2011 to March 2014 and as Vice President of Clearing and Settlement from June 2009 to January 2011. Prior to joining the Company, Ms. Clark served as General Manager, Americas of MACH Cibernet from May 2007 to January 2008, as Vice President, Global Financial Settlement of Cibernet from March 2003 to May 2007 and as Vice President, Operations, of Cibernet when it was a subsidiary of CTIA-The Wireless Association from December 1995 to March 2003. Ms. Clark earned her Bachelor of Arts degree in Communications from the University of Delaware.
Joseph DiFonzo joined the Company in August 2008 and currently serves as Chief Technology Officer, a role he assumed in August 2013. Prior to becoming Chief Technology Officer, Mr. DiFonzo served as Senior Vice President of Enterprise Mobility Solutions, Senior Vice President andChief Information Officer, Vice President of Operations and Vice President of Advanced Product Development. Prior to joining the Company, Mr. DiFonzo spent 15 years at Convergys, most recently holding the position of Vice President of Innovation. He also has held telecommunications technology positions at SHL and CBIS. Mr. DiFonzo earned a bachelor’s degree in computer science from the University of Central Florida and has served on the advisory board for the TeleManagement Forum.
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
Edmond B. Lewis joined the Company in June 2013 and serves as Chief Strategy Officer. Before joining the Company, Mr. Lewis was the founder and partner in Belden Partners from March 2008 to May 2013; an investor, founder and Chief Executive Officer of Group Gift Service from May 2012 to April 2013; an investor, founder and Chief Executive Officer of Media Chaperone from January 2009 to April 2012, and a founder and general partner in Relevant C Business Group from January 2001 to March 2008..worked for two decades as an entrepreneur and executive in the wireless, media and internet markets. He led two services firms, Belden Partners and RCBG; founded two technology companies, Group Gift Service and Media Chaperone; and served as a founding board member for the Application Developers Alliance. Prior to these roles, Mr. Lewis served in executive marketing and business development positions for technology companies that included IPIX (later acquired by Sony), Motorola and Telular. He holds a bachelor’s degree in psychology and communications and master’s degree in business administration from the University of Iowa.
John Wick joined the Company in 1995 and currently serves as Senior Vice President and General Manager, Mobile Transaction Services, a role he has held since March 2014. Prior to March 2014, Mr. Wick held numerous positions with the Company including most recently Senior Vice President, Network from October 2010 to May 2014 and prior to that as Vice President - Network. Before joining the Company, Mr. Wick worked at Contel Federal Systems, GTE Government Systems and GTE Wireless. Mr. Wick holds a bachelor’s degree in business administration and a master’s degree in business administration from the Nova Southeastern University.

James A. Attwood, Jr. became a director of the Company in January 2011 and serves as the Chairman of our Board of Directors. He is a managing director of Carlyle, a company he joined in 2000 and currently serves as the head of Carlyle’s Telecommunications and Media team. Prior to joining Carlyle, Mr. Attwood served as Executive Vice President for Strategy, Development and Planning at Verizon Communications, Inc. from 1996 to 2000. At Verizon (and GTE prior to that) Mr. Attwood was responsible for the oversight of all strategic planning, alliances, ventures, corporate strategy, development and M&A activities. Prior to joining GTE, Mr. Attwood served as an investment banker at Goldman, Sachs & Co. for 11 years, working in both the New York and Tokyo offices. Mr. Attwood graduated summa cum laude from Yale University in 1980 with a bachelor’s degree in applied mathematics and a master’s degree in statistics. In 1985, he received both a juris doctor degree and a master’s degree in business administration from Harvard University. Mr. Attwood serves as a member of the boards of directors of CoreSite Realty, Getty Images and The Nielsen Company. We believe Mr. Attwood’s previous experiences in the telecommunications industry and his current responsibilities at Carlyle, our largest shareholder, qualifies Mr. Attwood to serve on our Board of Directors.
Tony G. Holcombe has served as a member of our Board of Directors since 2003 and served as the President and Chief Executive Officer of the Company from January 2006 until his retirement from management of the Company, effective July 1, 2011. Mr. Holcombe continues to serve as the Vice Chairman of our Board of Directors. From December 2003 to November 2005, Mr. Holcombe served in various executive positions at Web MD, including as President of its Emdeon Business Services segment (formerly known as WebMD Business Services) and as President of WebMD. From 2002 to 2003, Mr. Holcombe was Chief Executive Officer of Valutec Card Solutions. From 1997 to 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries, including Executive Vice President of Ceridian Corporation. Prior to joining Ceridian Corporation, from 1994 to 1997, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc. Mr. Holcombe serves on the board of directors of the Numerex Corporation. Mr. Holcombe holds a bachelor’s degree from Georgia State University. We believe Mr. Holcombe’s previous experience as Chief Executive Officer of the Company and his knowledge of the mobile telecommunications industry qualifies him to serve on our Board of Directors.
Kevin L. Beebe was elected as a director of the Company in January 2011. He has served since November 2007 as the President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic and operational advice to private equity clients and private and public companies. From 1998 to 2007, Mr. Beebe was Group President of Operations at Alltel Corporation, a telecommunications services company. Prior to joining Alltel, Mr. Beebe served as Executive Vice President of Operations at 360° Communications Co., a wireless communications company, from 1996 to 1998. Mr. Beebe also held numerous positions of increasing responsibility at Sprint Corporation, including Vice President of Operations, from 1984 to 1995. Mr. Beebe graduated with honors from Kutztown University in 1981 with a bachelor’s degree in economics and received a master’s degree in economics from Bowling Green University in 1982. Mr. Beebe serves as a member of the board of directors of Nextel International, SBA Communications, Skyworks Solutions and Sting Communications. We believe Mr. Beebe’s previous experience in and knowledge of the mobile telecommunications industry, including his experience as a senior officer of several of the Company’s largest customers, qualifies him to serve on our Board of Directors.
Stephen C. Gray was elected as a director of the Company in January 2011. He is the founder of Gray Venture Partners, LLC. Mr. Gray has served as Chairman of SecurityCoverage, Inc., a provider of personal security software and PC support services, since October 2005. He has also served as Chairman of ImOn Communications, LLC, a cable and telecommunications operator in Cedar Rapids, Iowa, since January 2007, as Chairman of HH Ventures, LLC (d/b/a, ReadyMobile, LLC) a prepaid wireless services provider, since August 2009, as Chairman of Involta, LLC, a provider of computer data storage centers, since December 2010, and as an Operating Executive to Carlyle since December 2007. Mr. Gray currently serves as a director of CommScope, Inc., which is a Carlyle portfolio company, and until October 2010 served as a director of Hawaiian Telecom Communications, Inc. From 1994 to 2004, Mr. Gray served as the President of McLeodUSA Incorporated. Mr. Gray joined McLeodUSA in 1992 as its Chief Operating Officer. Mr. Gray was also a member of the board of directors of McLeodUSA from 1992 to 2004 and a member of the executive committee from 2001 to 2004. From August 1990 to September 1992, Mr. Gray served as Vice President of Business Services at MCI Communications Corp., and from February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA, Inc. From September 1986 to February 1988, Mr. Gray held a variety of management positions with Williams Telecommunications Company. Mr. Gray is a graduate of the University of Tennessee. We believe Mr. Gray’s current and prior service on numerous boards in the telecommunications industry and his experience as a senior executive officer of several companies qualifies him to serve on our Board of Directors.
Mark J. Johnson became a director of the Company in January 2011. He is a Managing Director in the U.S. Buyout Fund at Carlyle where he is responsible for sourcing, executing and managing leveraged buyouts and growth equity investments in the communications sector globally. Prior to joining Carlyle, Mr. Johnson was a member of the private equity team at the Blackstone Group where he executed private equity investments in an array of industries. Mr. Johnson has also worked at JH

Whitney & Co., Level (3) Communications and Merrill Lynch. Mr. Johnson served as a member of the Obama ‘08 Telecommunications, Media & Technology Policy Group and both the Technology, Innovation and Government Reform (TIGR) and Commodity Futures Trading Commission Agency Review transition teams. Mr. Johnson is a graduate of Princeton University and received a master’s degree in business administration from the Harvard Business School. Mr. Johnson has served as a member of the board of directors of Insight Communications, TRW Automotive Holdings and the governing board of St. Albans School. We believe Mr. Johnson’s previous experience in the private equity market as well as his current responsibilities at Carlyle, our largest shareholder, qualifies him to serve on our Board of Directors.
Raymond A. Ranelli was elected as a director of the Company in January 2011. He has served as a Senior Advisor to Welsh, Carson, Andersen and Stowe since 2009, where his responsibilities include ensuring best practices on audit committees. From 1981 to 2003, Mr. Ranelli was a partner at PricewaterhouseCoopers where he held several positions including Audit Partner, Transaction Services Partner, Managing Partner of the Washington D.C. Regional Offices and Vice Chairman and Global Leader of the Financial Advisory Services practice with operations in twenty countries. Mr. Ranelli serves as a member of the board of directors of K2M, Inc., Ozburn-Hessey Logistics, LLC, Peak10, United Surgical Partners International, Alert Logic, Inc. and Springstone, LLC. Mr. Ranelli holds a bachelor’s degree in accounting from Virginia Commonwealth University. We believe Mr. Ranelli’s expertise in accounting and prior service on audit committees of other companies qualifies him to serve on our Board of Directors.
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
The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Stephen C. Gray. None of the members of the Compensation Committee was an officer or employee of the Company in 2013 or any time prior thereto. During 2013, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee, of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Code of Ethics
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other principal executive and senior financial officers. A copy of our Code of Business Conduct, which we believe addresses the code of ethics standards included in Item 406 of Regulation S-K, is available on our website www.syniverse.com, under the heading “About”, “Code of Business Conduct” free of charge.

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
The primary objectives of our compensation program are:

•	to attract and retain the best possible executive talent;

•	to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and

•	to align executive officers’ incentives with increases in shareholder value and the achievement of corporate objectives.
The compensation of our named executive officers ("NEOs") is determined by the Compensation Committee, which considers the following factors in making its determination:

•	performance against corporate objectives for the year;

•	value of an individual’s unique skills and capabilities to support our objectives;

•	contribution as a member of the executive management team; and

•	relevant market data for comparable positions in comparable companies.
Our NEOs for 2013 are Mr. Jeffrey S. Gordon, our Chief Executive Officer; Mr. David W. Hitchcock, Chief Financial and Administrative Officer; Mr. Edmond B. Lewis, Chief Strategy Officer; Mr. Morten Brøgger, Chief Sales Officer; and Mr. Joseph DiFonzo, Chief Technology Officer.

Oversight of Compensation Program
The Compensation Committee of our Board of Directors administers the compensation policies for the Company’s executive officers and directors. The Compensation Committee is also responsible for approving the equity compensation of executive officers under the Company’s long-term equity incentive plan. The Compensation Committee reviewed and approved all components of compensation of our Chief Executive Officer and each other NEO, including salary, bonus, and long-term equity incentive compensation, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios. The Compensation Committee reviews and approves the compensation of our NEOs with input from our Chief Executive Officer and Chief Human Resources Officer for executive officers other than themselves. The Chief Executive Officer and Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data as described below. The Chief Executive Officer and Chief Human Resources Officer do not participate in the discussions or decisions regarding their own compensation.
In 2013, the Company retained Mercer (US) Inc. (“Mercer”) to provide objective data analysis to the Compensation Committee regarding the Company’s executive compensation programs. All of the decisions with respect to determining the amount or form of compensation for the Company’s executive officers were made by the Compensation Committee and may reflect factors and considerations other than the information provided by Mercer.

In 2013, the Company also retained Mercer to review the compensation of the Company’s senior leadership positions to ensure that total compensation for these positions was competitive. To perform this comparison, Mercer used the Mercer executive compensation survey and the Radford executive compensation survey and also created a peer group for the Company looking at a number of factors, including revenue, number of employees and industry codes.
The Compensation Committee considered the results of the Mercer study in making its decisions regarding executive pay in 2013.

Determining Executive Compensation
Review of Competitive Practice. In making compensation decisions with respect to the total compensation opportunity provided to the NEOs, the Compensation Committee considered a number of factors, including the competitive market for executives and compensation levels provided by comparable companies to similarly situated executives and sought to provide compensation that is competitive in the marketplace and aligned with our performance. As part of its study, Mercer reviewed the compensation packages of the Company’s executives and compared them to both an industry peer group and broader market published survey data for comparably-sized organizations. Each of these data sources is more fully described below.
Peer Group Analysis. The industry peer group developed as part of the Mercer study consisted of the following ten companies, each of which is in the data processing and outsourced services, application software or internet software and services sector.

Global Payments, Inc.	Verifone Systems, Inc.
Total System Services, Inc.	Vantiv, Inc.
Akamai Technologies, Inc.	Henry (Jack) & Associates
VeriSign, Inc.	Neustar, Inc.
Fleetcor Technologies, Inc.	Wex, Inc.
We refer to the above industry peer group as the “Peer Group.”
The Peer Group was selected based on input from management and the members of the Compensation Committee and on a variety of criteria including industry focus, company size, growth and profitability, a focus on global operations and the Company’s recruiting experiences. In terms of size, as the Company is growing, both organically and inorganically, Mercer conducted the survey benchmarking at two different revenue levels - $900 million and $1.5 billion. At the time of the Mercer study, which was prior to the closing of the acquisition of MACH, the Company was at or above the Peer Group 25th percentile levels for net sales during last four quarters and equity market cap as of February 28, 2013.
Review of Broader Market Data. In addition to market pay data from the Peer Group, Mercer also compared the compensation packages of the Company’s executives to those provided in broader market published survey data for comparably-sized organizations. Data sources used in this analysis included 2012 executive compensation surveys published by Mercer, Towers Watson and Radford. Market values were derived from reported pay levels for comparable positions at companies within the telecommunications, technology, and broader market sectors with revenues generally falling within a range of 50% to 200% of the Company’s revenues. Published survey sources did not provide a listing of participating organizations within the above-referenced revenue range and industries. We refer to this broader market published survey data as the Broader Market Data.
Review of Other Published Data. The Company periodically reviewed compensation surveys to obtain market pay data for comparable positions in similar companies, including the 2012 U.S. Executive Radford Survey and the Mercer U.S. Global Executive Survey. In addition, we also reviewed country or region specific surveys for certain of our executives who are not located in the United States. Specifically, we utilized two international surveys in connection with our determination of appropriate compensation for our non-U.S. officers: the Radford International Survey and the IPAS Global Technology Survey. Each of these broad-based international studies includes data submitted by hundreds of public and private companies in countries throughout the world. The companies generally are in the technology business and range in size from $200 million to $5 billion in annual revenues.
The Compensation Committee reviewed comparable data for base salary, bonus and long-term compensation and target compensation for our executive officers; seeking to ensure that the compensation packages of its executives were competitive in the marketplace. The Compensation Committee believes that competitive compensation packages allow the Company to recruit highly qualified and experienced executive talent from comparable or larger-sized organizations and allows the Company to recruit and retain executives around the world as necessary for its global operations.

Executive Compensation Programs
In 2013, our executive officer compensation consisted of three components:

•	base salary;

•	annual incentive compensation; and

•	long-term equity incentive compensation.

Each of these elements is discussed in more detail below.
Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. Mr. Gordon was named President and Chief Executive Officer of the Company in July 2011 and his base salary was set at $500,000. During 2013, Mr. Gordon was awarded two base salary increases. The first increase in May of 2013 was from $500,000 to $600,000, which the Compensation Committee determined was appropriate based on its review of the Mercer study to more fully align Mr. Gordon’s salary level with a level that is competitive with the salaries of chief executive officers of comparable companies. The second increase was in August of 2013 and was from $600,000 to $675,000, which the Compensation Committee determined was appropriate based on its review of the Mercer study and in light of Mr. Gordon’s increased responsibilities as a result of the increased size and complexity of the Company following the closing of the MACH acquisition.
Mr. Hitchcock was promoted to Chief Financial and Administrative Officer in June 2011 and his base salary was increased to $420,000 at that time. In June of 2013, upon the closing of the MACH acquisition, Mr. Brøgger, who was previously the Chief Executive Officer of MACH, was retained by the Company as Chief Sales Officer and his base salary was set at €350,000. Effective October 1, 2013, Mr. Brøgger’s base salary was increased to €358,751 as a result of a cost of living increase required under Luxembourg law. Also in June of 2013 Mr. Lewis was hired by the Company as Chief Strategy Officer with a base salary of $325,000. In February of 2013, Mr. DiFonzo’s base salary was increased to $270,000 and in August of 2013 his base salary was increased to $330,000, due to his promotion to Chief Technology Officer. The Compensation Committee determined that these salaries were appropriate in light of the responsibilities of each of these individuals, are market competitive based on the Broader Market Data and are in line with the salaries of similar officers of companies in the Peer Group.
Annual Incentive Compensation. The purpose of the annual incentive plan is to focus executives and other management employees on key goals in support of our annual business plan and reinforce a results-oriented management culture by providing opportunities to earn cash incentive awards based on the financial results of the Company. For each individual, the annual incentive is calculated by using a combination of factors, including individual annual percentage award opportunities, corporate financial measurements and weightings, performance goals, and in the discretion of the Compensation Committee, an individual performance adjustment based on the Company’s progress with respect to strategic objectives. Each of these factors is discussed below.
First, each eligible employee, including each NEO, is assigned a target annual incentive award opportunity which is reflected as a percentage of his base salary. In 2013, the target annual award opportunities for Messrs. Gordon and Hitchcock were unchanged and were 100% and 75%, respectively, of their base salaries. In June 2013 when Mr. Brøgger and Mr. Lewis assumed their respective positions with the Company, their target annual award opportunities were set at 70% and 60%, respectively. At the time of his promotion to Chief Technology Officer, Mr. DiFonzo’s target award opportunity was increased from 50% to 60% of his base salary. The target annual incentive award opportunities are set by the Compensation Committee based on the responsibilities of each of these executives and in light of similar cash bonus opportunities of similarly situated executives of companies in the Peer Group.
Second, the Compensation Committee chooses corporate financial measures that it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive awards. For 2013, the Compensation Committee selected the following measures and weightings for determining annual incentive awards for the NEOs.

Financial Measure*	Weighting
Syniverse consolidated Revenues	30%
Syniverse consolidated Adjusted EBITDA	40%
Syniverse consolidated Free Cash Flow	20%
Syniverse new business revenue	10%
The Compensation Committee chose these financial measures because it believes they provide a balanced, comprehensive measurement of the Company’s overall financial performance, and focused executives and other plan participants on profitable growth. These are the same financial measures the Compensation Committee chose for 2012.
Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they are determined using straight-line interpolation). In March 2013, the goals established by the Compensation Committee were as follows:

Financial Measure*	Threshold	Target	Superior
Syniverse consolidated Revenues	$760 million	$801 million	$841 million
Syniverse consolidated Adjusted EBITDA	$311 million	$345 million	$380 million
Syniverse consolidated Free Cash Flow	$88 million	$93 million	$98 million
Syniverse new business revenue	$50 million	$59 million	$62 million

*
For purposes of determining whether these targets were achieved, Adjusted EBITDA and Free Cash Flow are considered non‑GAAP financial measures. See "Non-GAAP Financial Measures" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein for a reconciliation of these non‑GAAP financial measures to the most directly comparable financial measure presented in accordance with GAAP and the reasons management believes the presentation of these non‑GAAP financial measures provide useful information.

In August 2013, following the closing of the acquisition of MACH, the Board of Directors revised these performance goals to reflect the anticipated impact of the MACH acquisition on the Company’s revenues, Adjusted EBITDA, Free Cash Flow and new business revenue. The revised goals established by the Board of Directors were as follows:

Financial Measure*	Threshold	Target	Superior
Syniverse consolidated Revenues	$832 million	$879 million	$921 million
Syniverse consolidated Adjusted EBITDA	$339 million	$378 million	$416 million
Syniverse consolidated Free Cash Flow	$58 million	$61 million	$64 million
Syniverse new business revenue	$51 million	$60 million	$63 million
For all NEOs, if the Company’s financial performance reaches the threshold goal, then the percentage of the annual incentive cash award attributable to that financial measure is calculated at 50% of the individual’s annual target incentive. If the Company’s financial performance reaches the target goal, the percentage is 100% and if the Company’s financial performance reaches the superior goal, the percentage is 150% of the target award opportunity. The table below sets forth the percentage of each NEO’s base salary payable upon the Company achieving the financial performance goals described above.

	Threshold	Target	Superior
Jeffrey S. Gordon	50.00%	100.00%	150.00%
David W. Hitchcock	37.50%	75.00%	112.50%
Morten Brøgger	35.00%	70.00%	105.00%
Edmond B. Lewis	30.00%	60.00%	90.00%
Joseph DiFonzo	30.00%	60.00%	90.00%

Fourth, in 2012, the Compensation Committee changed the annual incentive plan to specifically allow it to increase or decrease annual incentive awards within a range of 80% to 120% of the originally calculated amounts based on the Company’s progress on certain strategic objectives or other factors the Compensation Committee deems appropriate. This strategic initiative adjustment can be applied by the Compensation Committee on either an individual or group-wide basis and is applicable to all executives at the senior vice president level or above. For 2013 the Compensation Committee decided to apply the overall strategic multiplier on an individual basis. Specifically the Compensation Committee determined that Mr. Gordon’s individual strategic multiplier should be 100% based upon the overall results of the Company. The Compensation Committee, upon Mr. Gordon’s recommendation, approved strategic multipliers of 115%, 115%, 100% and 100% respectively for Messrs. Hitchcock, Brøgger, Lewis and DiFonzo. The higher percentages for Messrs. Hitchcock and Brøgger were based upon their contribution to the closing of the MACH acquisition and the Company’s success in closing new business.
In 2013, the Company achieved successful financial results as compared to the annual incentive plan performance goals. Revenues and Adjusted EBITDA were below the target goal but above the threshold goal. New business exceeded the target goal and Free Cash Flow exceeded the superior goal. Based on these results, and the individual strategic multiplier, the Compensation Committee of the Board of Directors approved the following bonuses for the fiscal year 2013.

	2013 Annual Incentive Plan Award	% of Base Salary
Jeffrey S. Gordon	$620,474	91.92%
David W. Hitchcock	$332,987	79.28%
Morten Brøgger	$224,508	45.46%
Edmond B. Lewis	$104,111	32.03%
Joseph DiFonzo	$164,039	49.71%
The annual incentive bonuses for Mr. Lewis and Mr. Brøgger will be pro-rated to reflect the length of time they were employees of the Company. Mr. Brøgger’s bonus for the first half of the year was determined in accordance with the MACH bonus plan as in effect prior to our MACH acquisition based on MACH performance. The annual incentive bonus for Mr. DiFonzo was also calculated so that his individual annual target incentive of 60% was applicable only for the time period after he was promoted to Chief Technology Officer. Prior to such promotion, Mr. DiFonzo’s individual annual target incentive was 50%, which will apply to his period of employment prior to his promotion.
In addition, the Compensation Committee may apply discretion to the final determination of any incentive payment for situations where unanticipated events would either unduly reward or unduly deprive participants of just rewards based upon factors beyond their control. For 2013 the Compensation Committee did not use their discretionary authority to adjust the incentive payouts for any of the NEOs.
Long-Term Equity Incentive Plan. In April 2011, our parent adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Under the 2011 Plan, directors, employees and consultants of the Company and its subsidiaries may be granted options to purchase common stock, may be granted an offer to purchase common stock or may be granted restricted shares of our parent’s common stock. The purposes of the 2011 Plan are (i) to further the growth, development and financial success of the Company by providing additional incentives to employees, consultants and directors who are given responsibility for the management or administration of the Company’s business affairs; and (ii) to enable the Company to obtain and retain the services of the type of professional, technical and managerial employees, consultants and directors considered essential to the long-range success of our parent, in both cases by providing these individuals with an opportunity to become owners of the common stock of the Company thereby allowing them to benefit directly from our growth, development and financial success. The Compensation Committee believes the 2011 Plan accomplishes these purposes by fostering a partnership between shareholders and management to promote a corporate culture in which managers act and think as shareholders in evaluating strategic and day-to-day decisions and by providing managers with the opportunity to share in the value creation of the Company.
In April 2011, the Compensation Committee granted 666,667 stock options to each of Messrs. Gordon and Hitchcock and 100,000 shares to Mr. DiFonzo. The stock options have both service- and performance-based vesting conditions. The options vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year 2011 through 2015, based on continuous service of the employee and 5% of the options (the “performance-based options”) vesting on a date on or within 90 days following December 31 of each calendar year 2011 through 2015 if, as of such date, the Compensation Committee has determined that the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year. If the Adjusted EBITDA as of the end of any calendar year 2011 through 2015 is less than the applicable Adjusted EBITDA Target with respect to such year, that portion of the option that was subject to vesting with respect to such year will become vested on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.
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
In connection with their promotions in July 2011, the Compensation Committee granted Messrs. Gordon and Hitchcock 400,000 and 133,333 additional options, respectively. These options have the same vesting schedule as the April 2011 grants discussed above.
In connection with his promotion, in September 2013, the Compensation Committee granted Mr. DiFonzo 50,000 additional options. In connection with the assumption of their positions with the Company, Mr. Lewis was awarded 353,080 stock options in June 2013 and Mr. Brøgger was awarded 300,000 stock options in September 2013. All of the options granted in 2013 vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year 2013 through 2017, based on continuous service of the employee and the performance-based options vesting on a date on or within 90 days following December 31 of each calendar year 2013 through 2017 if, as of such date, the Compensation Committee has determined that the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year.
In September 2013, following the closing of the acquisition of MACH, the Board of Directors revised the applicable Adjusted EBITDA Targets to reflect the anticipated impact of the MACH acquisition on the Company’s Adjusted EBITDA. Following the revisions from the Board of Directors, the applicable Adjusted EBITDA target for 2013 was $378 million and the cumulative Adjusted EBITDA target for 2013 was $995 million for options granted in 2011 and $378 million for options granted in 2013. The performance-based options for calendar year 2013 did not vest because the Adjusted EBITDA target for 2013 was not achieved.
Other Compensation. We do not currently provide a defined benefit pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives or employees. In 2013, Messrs. Gordon, Hitchcock, Lewis and DiFonzo participated in the employee benefit plans provided to all U.S. employees, which included the following:

•	a 401(k) plan, pursuant to which participants received a 2% core contribution and a 3% company match assuming they contribute at least 4% to the plan, up to the federal limit;

•	health, dental and insurance plans; all employees, including executives, pay a portion of premiums due for health coverage; and

•
basic employee life insurance and accidental death and dismemberment coverage equal to the lesser of one times base salary or $350,000 as well as short-term disability coverage at no cost to the employee.

The U.S.-based NEOs also received enhanced long-term disability insurance benefits in the amount of 66.67% of monthly covered earnings up to a maximum of $25,000 per month, which is generally payable until age 65 or for specified shorter periods after age 65.
Mr. Brøgger participated in the employee benefit plans provided to all Luxembourg employees, which included the following:

•	group life insurance, death and disability benefits;

•	Company subsidized lunch vouchers; and

•	Luxembourg State Pension Scheme, pursuant to which the Company contributes 8% of base salary up to a monthly €10,000 cap.
Special MACH Acquisition Bonuses. In August 2013, in recognition of his significant contributions to the closing of the MACH acquisition, Mr. Hitchcock received a special cash bonus of $13,765 and was awarded 17,241 restricted shares of our common stock. The restricted shares vest ratably over a three-year period with 1/3 vesting each year on the anniversary date of the grant, subject to continued employment.
Employment Agreements
In May 2011, our parent entered into new employment agreements with Messrs. Gordon and Hitchcock. Both of these employment agreements were amended in June 2011 to reflect these executives’ promotions. Effective July 1, 2013, the Company entered into an employment agreement with Mr. Brøgger. The Compensation Committee believes the employment agreements with Messrs. Gordon and Hitchcock are appropriate because they help the Company retain these talented executives. An employment agreement with Mr. Brøgger is required by Luxembourg law. Messrs. Lewis and DiFonzo do not have employment agreements; however, both are entitled to certain severance benefits pursuant to letter agreements with the Company. For a description of the material terms of the employment agreements, the severance benefits available under such agreements, and the severance benefits available pursuant to the letter agreements, see the “Material Terms of Employment Agreements” following “Grants of Plan-Based Awards,” and “Potential Payments Upon Termination of Employment or Change in Control.”
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
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Stephen C. Gray
Compensation Committee Interlocks and Insider Participation
As of December 31, 2013, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Stephen C. Gray. None of the members of our Compensation Committee was an officer or employee of the Company in 2013 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (7)	Option Awards ($) (7)	Non‑Equity Incentive Plan Compensation ($) (8)	All Other Compensation ($)(9)(11)		Total ($)
Jeffrey S. Gordon	2013	599,038		—		—	—	620,474	12,865		1,232,377
President and Chief Executive Officer	2012	500,000		—		—	—	578,163	12,615		1,090,778
	2011	439,346		—		—	6,020,469	607,057	3,264,332		10,331,204

David W. Hitchcock	2013	420,000		13,765	(5)	249,995	—	332,987	12,847		1,029,594
Executive Vice President, Chief Financial and Administrative Officer	2012	420,000		—		—	—	364,242	12,597		796,839
	2011	406,231		—		—	4,529,133	434,432	3,018,698		8,388,494

Morten Brøgger (1)	2013	239,618	(4)	183,753	(6)	—	2,154,150	224,508	9,511	(10)	2,811,540
Chief Sales Officer

Edmond B. Lewis (2)	2013	181,250		—		—	2,364,824	104,111	8,044		2,658,229
Chief Strategy Officer

Joseph DiFonzo (3)	2013	283,654		—		—	359,025	164,039	12,804		819,522
Chief Technology Officer

(1)	Mr. Brøgger joined Syniverse in June 2013. Compensation for services to MACH prior to its acquisition by the Company is not included in this table.

(2)	Mr. Lewis joined Syniverse in June 2013.

(3)	Mr. DiFonzo was promoted to Chief Technology Officer in August 2013.

(4)	This amount was converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate on the date paid.

(5)	Reflects special bonus paid to significant contributors in completing the MACH acquisition.

(6)
Includes Retention Bonus related to the MACH acquisition paid in December 2013. Does not include MACH closing bonuses of $1,134,813 related to the MACH acquisition. These amounts were converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate on the date paid.

(7)
Reflects the grant date fair value of stock and option awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 13 to our audited consolidated financial statements.

(8)
Reflects the annual non-equity incentive bonuses earned during the applicable year. Bonus amount for Mr. Brøgger for 2013 includes the MACH bonus payout scheme for the first six months of 2013 prior to the acquisition, which will be paid in 2014 together with his bonus payment for the second half of 2013 under our annual incentive plan. The amount for Mr. Brøgger was converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate as of December 31, 2013.

(9)
Reflects for 2013 the 401(k) Core and Company Match contributions of $12,750 for Messrs. Gordon, Hitchcock, and DiFonzo, the 401(k) Core and Company Match contributions of $8,000 for Mr. Lewis and the incremental premium cost for enhanced long-term disability benefits of $115 for Mr. Gordon, $97 for Mr. Hitchcock, $44 for Mr. Lewis and $54 for Mr. DiFonzo.

(10)
Reflects the car allowance of $7,656, fuel card of $1,100, home internet reimbursement of $544, private phone reimbursement of $56 paid to Mr. Brøgger. Also includes incremental premium cost for enhanced death benefits of $155. These amounts were converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate on the date paid.

(11)	The following table reflects the items that are included in the All Other Compensation column for 2011.

Named Executive Officer	401(k) Contribution ($)	Restricted Stock Acceleration (a) ($)	Stock Option Acceleration (b) ($)	Total All Other Compensation ($)
Mr. Gordon	12,250	1,559,610	1,692,472	3,264,332
Mr. Hitchcock	12,250	1,559,610	1,446,838	3,018,698

(a)
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

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock Units(#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Mr. Gordon		337,500	675,000	1,012,500

Mr. Hitchcock		157,500	315,000	472,500
	8/16/2013							17,241			249,995
Mr. Brøgger		88,556	177,112	265,668
	9/6/2013					75,000			225,000	14.50	1,615,613
Mr. Lewis		56,630	113,260	169,890
	6/5/2013					88,270			264,810	12.00	1,773,618
Mr. DiFonzo		89,227	178,455	267,682
	9/6/2013					12,500			37,500	14.50	269,269

(1)
Represents potential threshold, target and maximum payout opportunities under the annual incentive plan excluding strategic initiative multipliers of between 80% and 120%. If the 80% multiplier is applied, the threshold payment would be $270,000, $126,000, $70,845, $45,304 and $71,382 for Messrs. Gordon, Hitchcock, Brøgger, Lewis and DiFonzo, respectively. If the 120% multiplier is applied, the maximum payout would be $1,215,000, $567,000, $318,801, $203,868 and $321,218 for Messrs. Gordon, Hitchcock, Brøgger, Lewis and DiFonzo, respectively. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation table. For Messrs. Brøgger and Lewis amounts have been prorated over the number of months of service provided to Syniverse during 2013. For Mr. DiFonzo, the target percentage is a pro rata percentage amount to reflect the increase in target percentage amounts during 2013. Amounts above for Mr. Brøgger exclude bonus payment of $37,282 payable under the MACH bonus payout scheme based on MACH performance for the first six months of 2013 (converted to U.S. dollars based on the exchange rate on December 31, 2013).

(2)	Reflects option awards with performance-based vesting requirements.

(3)	Reflects restricted stock awards with service-based vesting requirements.

(4)	Reflects option awards with service-based vesting requirements.

(5)	The exercise price is the fair market value of our common stock on the grant date.

(6)
Reflects the grant date fair value of the option awards, determined in accordance with applicable share-based compensation accounting guidance. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 13 to our audited consolidated financial statements.

Material Terms of Employment Agreements
The employment agreements with Messrs. Gordon and Hitchcock have an initial term of three years, ending on May 3, 2014. The terms of each of these agreements automatically extend for additional one-year periods unless either party gives prior notice of non-renewal. The employment agreement with Mr. Brøgger is for an indefinite period. The agreements, as amended, provide for a base salary and target annual incentive opportunity. Messrs. Gordon and Hitchcock’s salaries may be increased (but not decreased) in the sole discretion of the Compensation Committee. Additionally, Mr. Gordon is entitled to have his dues and fees related to his membership in his country club reimbursed, as well as first-class air travel domestically and business-class air travel internationally reimbursed if he is traveling on business. Mr. Brøgger is entitled to a car lease allowance of €1000 per month as well as a fuel card until the end of his current lease, after which he will be entitled to a car allowance of €2000 per month to cover all car expenses, including fuel. Mr. Brøgger is also entitled to reimbursement of his home internet connection and mobile phone expenses. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control or the termination of their employment as of December 31, 2013, see “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”
Outstanding Equity Awards at Fiscal Year End

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mr. Gordon	366,667	200,000	(1)	100,000	(8)	10.00	04/06/21
	220,000	120,000	(2)	60,000	(8)	10.00	07/01/21

Mr. Hitchcock	366,667	200,000	(1)	100,000	(8)	10.00	04/06/21
	73,333	40,000	(5)	20,000	(8)	10.00	07/01/21
								17,241	(10)	249,995	(11)

Mr. Brøgger	45,000	180,000	(3)	75,000	(9)	14.50	09/06/23

Mr. Lewis	52,962	211,848	(4)	88,270	(9)	12.00	06/05/23

Mr. DiFonzo	55,000	30,000	(6)	15,000	(8)	10.00	04/06/21
	7,500	30,000	(7)	12,500	(9)	14.50	09/06/23

(1)	100,000 options vest on each of December 31, 2014 and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(2)	60,000 options vest on each of December 31, 2014 and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(3)	45,000 options vest on each of December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017 provided that the executive remains in continuous service on each applicable vesting date.

(4)	52,962 options vest on each of December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017, provided that the executive remains in continuous service on each applicable vesting date.

(5)	20,000 options vest on each of December 31, 2014 and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(6)	15,000 options vest on each of December 31, 2014 and December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(7)	7,500 options vest on each of December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017, provided that the executive remains in continuous service on each applicable vesting date.

(8)
The options will become vested and exercisable in three equal and cumulative installments, provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met, as follows: (i) an installment consisting of one-third of the options will become vested and exercisable on a date on or within 90 days following December 31 of each calendar year 2013 through 2015 if, as of such date, the Compensation Committee has determined that the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year; and (ii) if the EBITDA as of the end of any calendar year 2013 through 2015 is less than the applicable EBITDA Target with respect to such year, that portion of the options that was subject to vesting and exercisability pursuant to (i) above with respect to such year will become vested and exercisable on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.

(9)
The options will become vested and exercisable in five equal and cumulative installments, provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met, as follows: (i) an installment consisting of one-fifth of the options will become vested and exercisable on a date on or within 90 days following December 31 of each calendar year 2013 through 2017 if, as of such date, the Compensation Committee has determined that the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year; and (ii) if the EBITDA as of the end of any calendar year 2013 through 2017 is less than the applicable EBITDA Target with respect to such year, that portion of the options that was subject to vesting and exercisability pursuant to (i) above with respect to such year will become vested and exercisable on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.

(10)	5,747 shares vest on each of August 16, 2014, August 16, 2015 and August 16, 2016, provided that the executive remains in continued service through each applicable vesting date.

(11)	Based on fair market value of stock of $14.50 as of December 31, 2013.
Potential Payments Upon Termination of Employment or Change in Control

Messrs. Gordon and Hitchcock
The employment agreements with Messrs. Gordon and Hitchcock specify the payments and benefits to which each are entitled upon a termination of employment for specified reasons. Pursuant to their employment agreements, each executive will be entitled to receive severance benefits if (i) the executive’s employment is terminated by the Company without cause or by reason of the executive’s disability, (ii) the executive resigns for good reason, (iii) the executive’s employment terminates by reason of our parent’s non-renewal of the agreement, (iv) the executive’s employment terminates by reason of his death, or (v) the executive’s employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement. In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, a portion of the executive’s stock options granted in 2011 will become vested and exercisable, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on December 31, 2013 and ending on December 30, 2014, 90% of the time-vesting option (67.5% of the option) will automatically become vested and exercisable; and

•
if the date of termination occurs during the period beginning on December 31, 2014 and ending on December 30, 2015, 100% of the time-vesting option (75% of the option) will automatically become vested and exercisable.

For purposes of Messrs. Gordon and Hitchcock’s employment agreements, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive’s covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means requiring the executive to relocate outside of a 50 mile radius from the executive’s current employment location; assigning the executive duties which, in the aggregate, represent a material diminution in executive’s title, authority or responsibilities; reducing the base salary of the executive; materially reducing, in the aggregate, the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; or in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement.
In addition, Messrs. Gordon and Hitchcock’s employment agreements provide that the executives’ unvested stock options will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. Gordon and Hitchcock’s employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of our parent possessing the voting power to elect a majority of the Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer of our parent’s equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of our parent’s assets determined on a consolidated basis.
Mr. Brøgger
The employment agreement with Mr. Brøgger specifies the payments and benefits to which Mr. Brøgger is entitled upon a termination of employment for specified reasons. Mr. Brøgger is entitled to receive notice and severance benefits if his employment is unilaterally terminated by the Company except in the case of termination due to negligence or gross misconduct. In such case, Mr. Brøgger is entitled to the following benefits: (i) a continuation of his base salary as notice pay, payable in accordance with the Company’s general payroll practices for a period of six months; and (ii) a continuation of his base salary as termination and severance pay, payable in accordance with the Company’s general payroll practices, for a period of six months beginning on the first day after the six month notice period has expired.

Pursuant to his stock option agreement, Mr. Brøgger’s stock options will become fully vested and exercisable if his employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of Mr. Brøgger’s stock option agreement, “Cause” generally means the failure to substantially perform the executive’s duties; failure to carry out, or comply with any lawful and reasonable directive of the Board of Directors or the executive’s immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offence or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company’s premises or while performing the executive’s duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct, or breach of fiduciary duty against the Company. For purposes of Mr. Brøgger’s stock option agreement, “Change in Control” has the same meaning as provided above for Messrs. Gordon and Hitchcock.
Each of the employment agreements with Messrs. Gordon, Hitchcock and Brøgger contains noncompetition, employee nonsolicitation and customer nonsolicitation covenants that apply during the executive’s employment and for one year thereafter. Each of the employment agreements also contains covenants regarding confidentiality, ownership of property and non-disparagement.
Messrs. Lewis and DiFonzo
Pursuant to letter agreements with the Company, if Messrs. Lewis or DiFonzo’s employment is terminated by the Company without cause, the executive will be entitled to a severance payment equal to one times his then-current base salary, payable in installments over one year. Pursuant to their stock option agreements, Messrs. Lewis and DiFonzo’s stock options will become fully vested and exercisable if their employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of Messrs. Lewis and DiFonzo’s stock option agreements, “Cause” has the same meaning as provided above for Mr. Brøgger and “Change in Control” has the same meaning as provided above for Messrs. Gordon and Hitchcock.
Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control
The following table shows the estimated value of benefits to Messrs. Gordon, Hitchcock, Brøgger, Lewis and DiFonzo if their employment had been terminated under the various circumstances described below as of December 31, 2013, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2013.

	Qualifying Termination (Not in Connection with a Change in Control) ($) (9)	Qualifying Termination (Following or in Connection with a Change in Control) ($) (9)	Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($) (9)	Change in Control (Absent Termination)
Mr. Gordon
Salary (1)	675,000	675,000	—	—
Bonus (2)	675,000	675,000	—	—
COBRA Premium (3)	19,066	19,066	—	—
Value of Unvested Options (4)(6)	1,080,000	2,160,000	—	2,160,000
Long-Term Disability Benefits (7)	2,095,500	2,095,500	—
TOTAL	4,544,566	5,624,566	—	2,160,000

Mr. Hitchcock
Salary (1)	420,000	420,000	—	—
Bonus (2)	315,000	315,000	—	—
COBRA Premium (3)	17,418	17,418	—	—
Value of Unvested Restricted Stock	—	249,995	—	—
Value of Unvested Options (4)(6)	810,000	1,620,000	—	1,620,000
Long-Term Disability Benefits (7)	1,920,168	1,920,168	—
TOTAL	3,482,586	4,542,581	—	1,620,000

Mr. Brøgger
Salary (1)	493,857	493,857	—	—
Bonus (2)	—	—	—	—
COBRA Premium (3)	—	—	—	—
Death Benefits (8)	79,335	79,335	—	—
Value of Unvested Options (5)(6)	—	—	—	—
TOTAL	573,192	573,192	—	—

Mr. Lewis
Salary (1)	325,000	325,000	—	—
Bonus (2)	—	—	—	—
COBRA Premium (3)	—	—	—	—
Value of Unvested Options (5)(6)	—	750,295	—	—
Long-Term Disability Benefits (7)	1,988,414	1,988,414	—
TOTAL	2,313,414	3,063,709	—	—

Mr. DiFonzo
Salary (1)	330,000	330,000	—	—
Bonus (2)	—	—	—	—
COBRA Premium (3)	—	—	—	—
Value of Unvested Options (5)(6)	—	202,500	—	—
Long-Term Disability Benefits (7)	1,632,430	1,632,430	—
TOTAL	1,962,430	2,164,930	—	—

(1)	Reflects the executive’s base salary as of December 31, 2013 which amount would be payable in installments over one year.

(2)	Reflects 100% of the executive’s 2013 target bonus as of December 31, 2013, payable at such time as the bonus would have been paid absent the executive’s termination of employment.

(3)	Represents an estimated value, based on current rates, for payment of the employee-portion of any COBRA premiums for 12 months.

(4)
Pursuant to the executive’s employment agreements, if the executive’s date of termination occurs during the period beginning on December 31, 2013 and ending on December 30, 2014, 90% of the time-vesting options (67.5% of the options) granted on April 6, 2011 and July 1, 2011, will automatically become vested and exercisable. In addition, upon the occurrence of a change in control, all of the executives’ stock options automatically become vested and exercisable.

(5)
Pursuant to the executive’s stock option agreement, if the executive’s employment is terminated within the 12-month period immediately following a change in control, all of the executives’ stock options automatically become vested and exercisable.

(6)
For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2013 ($14.50) and the exercise price of the unvested option.

(7)
Represents the portion of the executive’s long-term disability benefits that exceeds the percentage of salary payable to all U.S. employees. These benefits are fully insured and are payable only upon a termination of employment meeting the requirements for disability under our long-term disability plan. Payment amounts assume disability for each executive begins December 31, 2013 and LTD payments are made until they reach age 65.

(8)
Represents the portion of the executive’s death benefit that exceeds the percentage of salary payable to all MACH employees. These benefits are fully insured and are payable only upon the death of the executive. The amount was converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate as of December 31, 2013.

(9)
For purposes of the table, the term “Qualifying Termination” for each executive refers to a termination of employment that would trigger severance payments for such executive as described above in the narrative to this table, and also includes a termination of employment meeting the requirements for disability under our long-term disability plan.

Compensation Risk Assessment
We have analyzed the potential risks arising from our compensation policies and practices and determined that there are no such risks that are reasonably likely to have a material adverse effect on the Company.
2013 Director Compensation
In 2013, each independent director, and Mr. Holcombe, received an annual retainer of $60,000. The Chairman of the Audit Committee received an additional $15,000 and each non-Chair member of the Audit Committee and the Compensation Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of our parent’s common stock. In 2013, no director made such an election. In addition, on April 6, 2011, Messrs. Ranelli, Beebe and Gray received a one-time grant of 30,000 stock options, which stock options have a $10.00 exercise price and vest in five equal annual installments beginning on the one-year anniversary of the date of grant. On April 6, 2011 Mr. Holcombe, who was then President and Chief Executive Officer of the Company, received a one-time grant of 1,333,333 stock options, 75% of which were scheduled to vest in five equal annual installments beginning on December 31, 2011 (“time based options”) and 25% of which were scheduled to vest in five equal annual installments beginning on December 31, 2011 depending upon the financial performance of the Company. On July 1, 2011, Mr. Holcombe, in connection with his retirement, forfeited all but 50,000 of his time based options which have an exercise price of $10.00 and vest in five equal annual installments beginning on December 31, 2011.
The following table provides information about the compensation earned by members of the Board of Directors during 2013.
2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation		Total ($)
James A. Attwood, Jr.	—	—	—		—
Tony G. Holcombe	60,000	(1)	37,500	(2)	97,500
Kevin L. Beebe	67,500	(1)	—		67,500
Stephen C. Gray	75,000	(1)	—		75,000
Mark J. Johnson	—	—	—		—
Raymond A. Ranelli	75,000	(1)	—		75,000

(1)	As of December 31, 2013, the Directors held the number of outstanding option awards listed below:

	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date
Tony G. Holcombe	50,000	$10.00	7/1/2021
Kevin L. Beebe	30,000	$10.00	4/6/2021
Steven C. Gray	30,000	$10.00	4/6/2021
Raymond A. Ranelli	30,000	$10.00	4/6/2021

(2)	Reflects consulting fees paid to Mr. Holcombe pursuant to the terms of his consulting agreement with the Company. The agreement was terminated March 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We are an indirect, wholly-owned subsidiary of Buccaneer Holdings, Inc., a Delaware corporation. All of our outstanding capital stock is owned by The Carlyle Group and certain of its affiliates and co-investors, except as discussed below.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2014 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our named executive officers and directors as a group; and

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.
Applicable percentage ownership is based on 120,420,793 shares of common stock outstanding at February 28, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to equity awards held by the person that are currently exercisable or exercisable within 60 days of February 28, 2014. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Buccaneer Holdings, Inc., 8125 Highwoods Palm Way, Tampa, FL 33647.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
Funds Affiliated with the Carlyle Group (1)	120,000,000	99.7%
Named Executive Officers and Directors:
Jeffrey S. Gordon (2)	606,667	*
Morten Brøgger (3)	45,000	*
Joseph DiFonzo (4)	62,500	*
David W. Hitchcock (5)	457,241	*
Edmond B. Lewis (6)	52,962	*
James A. Attwood, Jr.	—	*
Tony G. Holcombe (7)	80,000	*
Kevin L. Beebe (8)	118,000	*
Stephen C. Gray (9)	28,000	*
Mark J. Johnson	—	*
Raymond A. Ranelli (10)	38,409	*
All executive officers and directors as a group (16 persons) (11)	2,394,927	2.0%
___________________
* Less than 1%

(1)
Represents shares held by the following investment funds associated with Carlyle: Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., and CP V Coinvestment B, L.P. and Carlyle Syniverse Co-Investment L.P., which are together referred to as the “Carlyle Funds.” Carlyle Partners, V, L.P. holds 101,609,306 shares, Carlyle Partners V-A, L.P. holds 2,045,017 shares, CP V Coinvestment A, L.P. holds 3,574,000 shares, and CP V Coinvestment B, L.P. holds 731,677 shares and Carlyle Syniverse Co-Investment L.P. holds 12,040,000 shares. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the managing member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the managing member of TC Group V, L.L.C., which is the general partner of TC Group V, L.P., which is the general partner of each of the Carlyle Funds. Voting and investment determinations with respect to the shares held by the Carlyle Funds are made by an investment committee of TC Group V, L.P. comprised of the following persons: Daniel D’Aniello, William Conway, David Rubenstein, Kewsong Lee, Louis Gerstner, Allan Holt, Peter Clare, Gregor Boehm and Thomas Mayrhofer. Each member of the investment committee of TC Group V, L.P. disclaims beneficial ownership of such shares.

The address of TC Group Cayman Investment Holdings, L.P. and TC Group Cayman Investment Holdings Sub L.P. is c/o Walkers Corporate Services Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9001, Cayman Islands. The address of each of the other persons or entities named in this footnote is c/o The Carlyle Group, 1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, DC 20004.

(2)	Mr. Gordon also serves as a director of the Company. Includes 20,000 shares owned and 586,667 vested options.

(3)	Includes 45,000 vested options.

(4)	Includes 62,500 vested options.

(5)	Includes 440,000 vested options and 17,241 shares of restricted common stock.

(6)	Includes 52,962 vested options.

(7)	Includes 50,000 shares owned and 30,000 vested options.

(8)	Includes 100,000 shares owned, 12,000 vested options and 6,000 options that will vest within 60 days of February 28, 2014.

(9)	Includes 10,000 shares owned, 12,000 vested options and 6,000 options that will vest within 60 days of February 28, 2014.

(10)	Includes 20,409 shares owned, 12,000 vested options and 6,000 options that will vest within 60 days of February 28, 2014.

(11)	Includes 265,409 shares owned, 2,059,795 vested options, 51,723 shares of restricted common stock and 18,000 options that will vest within 60 days of February 28, 2014.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2013. However, the following table provides information as of December 31, 2013, about the securities our parent that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	9,203,082	$11.07	2,609,413
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	9,203,082	$11.07	2,609,413
___________________

(1)	2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (“2011 Plan”).

(2)	Reflects options outstanding under the 2011 Plan as of December 31, 2013.

(3)	All of such shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Procedures for Review, Approval or Ratification of Related Party Transactions
We maintain a related person transactions policy pursuant to which related persons, namely our executives, directors and principal stockholders, and their immediate family members, are not permitted to enter into certain transactions, or materially modify or amend an ongoing transaction, with us, in which the amount involved exceeds $120,000, without the consent of our Audit Committee or any designated member of the Audit Committee. Any request for us to enter into or materially modify or amend certain such transactions is required to be presented to our Audit Committee for review, consideration and approval. All of our directors and executive officers are required to report any such related person transaction. In approving or rejecting the proposed transaction, our Audit Committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Under the policy, if we should discover related person transactions that have not been approved, our Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.
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
Consulting Agreement with Carlyle
On January 13, 2011, Syniverse entered into a ten-year consulting agreement with Carlyle under which it pays Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, Syniverse pays an annual consulting fee to Carlyle of $3.0 million, reimburses its out-of-pocket expenses and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee of $30.0 million on the effective date of the Merger.
During the years ended December 31, 2013 and 2012, Syniverse recorded $3.4 million and $3.1 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses.
During the year ended December 31, 2013, under the consulting agreement with Carlyle, Syniverse paid a $10.0 million transaction fee associated with the acquisition of MACH and related debt issuance. Syniverse recorded $5.0 million of the transaction fee in Acquisition expenses and $5.0 million was included in capitalized financing costs.
Carlyle, from time to time, participates as a debt holder within the syndication under our Term Loan Facilities.

Consulting Agreement with Mr. Tony G. Holcombe
On December 1, 2012, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company in connection with a special project for a fee of $12,500 per month. This consulting agreement was terminated on March 31, 2013.
Employment Agreements
See “Executive Compensation - Compensation Discussion and Analysis - Employment Agreements,” for a description of the employment agreements with our named executive officers.
Director Independence
Information on independence of our Board is included above under Item 10. “Directors, Executive Officers and Corporate Governance-Independence of Board Members.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit and other services rendered by our independent registered certified public accountants, Ernst & Young LLP, for the years ended December 31, 2013 and 2012.

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012
Audit fees (1)	$2,650,363	$1,310,111
Audit-related fees (2)	698,884	1,389,735
Tax fees (3)	3,300	—
All other (4)	1,995	1,930
Total fees	$3,354,542	$2,701,776
____________________

(1)	Audit fees include fees for our fiscal year-end audit and review of financial statements included in our Form 10-Q Quarterly Reports.

(2)	Audit-related fees include fees for due diligence performed in connection with proposed acquisitions and internal control attestation services.

(3)	Tax fees include fees for professional services rendered in connection with tax compliance.

(4)	All other includes fees for the independent registered certified public accountants subscription-based research service in 2013 and 2012.
Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants
The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the chairman of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountants in accordance with this pre-approval policy. During fiscal year 2013 and 2012, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Index to Consolidated Financial Statements	84
		Report of Independent Registered Certified Public Accounting Firm	84
		Consolidated Balance Sheets	85
		Consolidated Statements of Operations	86
		Consolidated Statements of Comprehensive Loss	86
		Consolidated Statements of Changes in Stockholder Equity	88
		Consolidated Statements of Cash Flows	89
		Notes to Consolidated Financial Statements	91
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	139

All other schedules have been omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in our audited consolidated financial statements or notes thereto.

(b)		See Exhibit Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholder equity and cash flows for the year ended December 31, 2013 and 2012 (Successor), the period January 13, 2011 to December 31, 2011 (Successor), and the period January 1, 2011 to January 12, 2011 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 and 2012 (Successor), the period January 13, 2011 to December 31, 2011 (Successor), and the period January 1, 2011 to January 12, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Tampa, Florida
March 25, 2014

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$306,400	$232,195
Accounts receivable, net of allowances of $8,717 and $9,912, respectively	187,704	148,697
Deferred tax assets	14,964	11,942
Income taxes receivable	9,849	6,075
Prepaid and other current assets	39,525	25,195
Total current assets	558,442	424,104
Property and equipment, net	106,406	85,152
Capitalized software, net	238,288	202,114
Deferred costs, net	58,375	42,071
Goodwill	2,150,364	1,682,171
Identifiable intangibles, net	539,088	477,083
Deferred tax assets	5,584	1,290
Other assets	12,471	45,054
Total assets	$3,669,018	$2,959,039
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$25,291	$17,761
Income taxes payable	10,179	6,197
Accrued liabilities	113,757	79,590
Deferred revenues	6,164	5,711
Deferred tax liabilities	4,115	243
Current portion of capital lease obligation	6,571	3,943
Current portion of long-term debt, net of original issue discount	—	7,082
Total current liabilities	166,077	120,527
Long-term liabilities:
Deferred tax liabilities	214,428	212,676
Long-term capital lease obligation, net of current maturities	409	4,320
Long-term debt, net of current portion and original issue discount	2,051,248	1,398,136
Other long-term liabilities	47,709	26,953
Total liabilities	2,479,871	1,762,612
Commitments and contingencies
Redeemable noncontrolling interest	501	—
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2013 and 2012	—	—
Additional paid-in capital	1,225,374	1,215,350
Accumulated deficit	(71,244)	(24,713)
Accumulated other comprehensive income (loss)	27,735	(970)
Total Syniverse Holdings, Inc. stockholder equity	1,181,865	1,189,667
Nonredeemable noncontrolling interest	6,781	6,760
Total equity	1,188,646	1,196,427
Total liabilities and stockholder equity	$3,669,018	$2,959,039
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	January 13 to December 31,	January 1 to January 12,
	December 31,	December 31,
	2013	2012	2011

Revenues	$858,961	$743,874	$745,978	$22,014
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	320,796	275,301	259,549	9,274
Sales and marketing	74,995	68,549	63,708	2,376
General and administrative	129,354	103,311	100,993	3,664
Depreciation and amortization	216,198	177,320	196,161	2,720
Restructuring and employee termination benefits	6,422	2,361	6,207	—
Acquisition and Merger expenses	21,632	14,684	40,549	47,203
	769,397	641,526	667,167	65,237
Operating income (loss)	89,564	102,348	78,811	(43,223)
Other income (expense), net:
Interest income	686	790	583	—
Interest expense	(125,656)	(108,704)	(112,996)	(859)
Debt extinguishment costs	(2,802)	(6,458)	—	—
Equity income in investee	422	—	—	—
Other, net	(6,837)	3,940	(2,993)	(349)
	(134,187)	(110,432)	(115,406)	(1,208)
Loss before benefit from income taxes	(44,623)	(8,084)	(36,595)	(44,431)
Benefit from income taxes	(4,328)	(7,889)	(16,926)	(13,664)
Net loss from continuing operations	(40,295)	(195)	(19,669)	(30,767)
Loss from discontinued operations, net of tax	(5,092)	—	—	—
Net loss	(45,387)	(195)	(19,669)	(30,767)
Net income (loss) attributable to nonredeemable noncontrolling interest	1,144	3,046	1,803	(3)
Net loss attributable to Syniverse Holdings, Inc.	$(46,531)	$(3,241)	$(21,472)	$(30,764)

Amounts attributable to Syniverse Holdings, Inc.:
Loss from continuing operations, net of tax	$(41,439)	$(3,241)	$(21,472)	$(30,764)
Loss from discontinued operations, net of tax	(5,092)	—	—	—
Net loss attributable to Syniverse Holdings, Inc.	$(46,531)	$(3,241)	$(21,472)	$(30,764)

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	January 13 to December 31,	January 1 to January 12,
	December 31,	December 31,
	2013	2012	2011
Net loss	$(45,387)	$(195)	$(19,669)	$(30,767)
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment (1)	29,008	(2,160)	2,486	(2,366)
Actuarial loss on defined benefit pension plan (2)	(486)	(1,246)	(501)	—
Other comprehensive income (loss)	28,522	(3,406)	1,985	(2,366)
Comprehensive loss	(16,865)	(3,601)	(17,684)	(33,133)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	961	3,010	1,388	4
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(17,826)	$(6,611)	$(19,072)	$(33,137)
 ____________________

(1)
Foreign currency translation adjustments are shown net of tax expense of $523 and $387 for the years ended December 31, 2013 and 2012, respectively, and net of tax benefit of $98 and $0 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively.

(2)
Actuarial loss on defined benefit pension plan is shown net of tax benefit of $200 and $521 for the years ended December 31, 2013 and 2012, respectively, and net of tax benefit of $193 and $0 for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively.

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Nonredeemable Noncontrolling Interest	Total
Predecessor Balance, December 31, 2010	70,370	$70	$506,625	$243,774	$(28,048)	$(15)	$75	$722,481
Net loss	—	—	—	(30,764)	—	—	(3)	(30,767)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(2,373)	—	7	(2,366)
Stock-based compensation	—	—	29,162	—	—	—	—	29,162
Excess tax benefit from stock options exercised	—	—	8,599	—	—	—	—	8,599
Minimum tax withholding on restricted stock awards	80	—	(619)	—	—	—	—	(619)
Predecessor Balance, January 12, 2011	70,450	$70	$543,767	$213,010	$(30,421)	$(15)	$79	$726,490
Purchase accounting adjustments	(70,450)	(70)	(543,767)	(213,010)	30,421	15	3,353	(723,058)
Successor
Capital contribution from Holdings	1	—	1,200,000	—	—	—	—	1,200,000
Net (loss) income	—	—	—	(21,472)	—	—	1,803	(19,669)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax benefit of $98	—	—	—	—	2,901	—	(415)	2,486
Actuarial loss on defined benefit pension plan, net of tax benefit of $193	—	—	—	—	(501)	—	—	(501)
Stock-based compensation	—	—	8,365	—	—	—	—	8,365
Successor Balance, December 31, 2011	1	—	1,208,365	(21,472)	2,400	—	4,820	1,194,113
Net (loss) income	—	—	—	(3,241)	—	—	3,046	(195)
Other comprehensive (loss) income-
Foreign currency translation adjustment, net of tax expense of $387	—	—	—	—	(2,124)	—	(36)	(2,160)
Actuarial loss on defined benefit pension plan, net of tax benefit of $521	—	—	—	—	(1,246)	—	—	(1,246)
Stock-based compensation	—	—	7,068	—	—	—	—	7,068
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,070)	(1,070)
Distribution to Buccaneer Holdings, Inc.	—	—	(83)	—	—	—	—	(83)
Successor Balance, December 31, 2012	1	—	1,215,350	(24,713)	(970)	—	6,760	1,196,427
Net (loss) income	—	—	—	(46,531)	—	—	1,144	(45,387)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax expense of $523	—	—	—	—	29,191	—	(183)	29,008
Actuarial loss on defined benefit pension plan, net of tax benefit of $200	—	—	—	—	(486)	—	—	(486)
Stock-based compensation	—	—	10,569	—	—	—	—	10,569
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(940)	(940)
Distribution to Buccaneer Holdings, Inc.	—	—	(545)	—	—	—	—	(545)
Successor Balance, December 31, 2013	1	—	1,225,374	(71,244)	27,735	—	6,781	1,188,646
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

		Successor		Predecessor
			Period from	Period from
	Year Ended	Year Ended	January 13 to	January 1 to
	December 31,	December 31,	December 31,	January 12,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(45,387)	$(195)	$(19,669)	$(30,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	216,198	177,320	196,161	2,720
Amortization of deferred debt issuance costs and original issue discount	12,577	7,949	7,447	56
Allowance for credit memos and uncollectible accounts	11,252	8,999	16,213	210
Deferred income tax (benefit) expense	(17,620)	(11,449)	(30,563)	2,095
Excess tax benefit from stock-based compensation	—	—	—	8,599
Debt modification costs	1,681	6,115	—	—
Debt extinguishment costs	2,802	6,458	—	—
Stock-based compensation	10,569	7,068	8,365	29,162
Fair value adjustment to assets and liabilities related to assets held for sale	2,816	—	—	—
Other, net	3,926	115	3,702	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,931)	1,479	(44,081)	11,650
Income tax receivable or payable	(1,565)	6,044	27,527	(34,313)
Prepaid and other current assets	(2,769)	1,015	(4,428)	(1,920)
Accounts payable	(2,068)	4,411	(7,105)	11,111
Accrued liabilities and deferred revenues	(3,178)	(13,667)	18,593	14,167
Assets and liabilities related to assets held for sale	(2,553)	—	—	—
Other assets and long-term liabilities	(2,358)	(327)	(13,622)	(962)
Net cash provided by operating activities	161,392	201,335	158,540	11,839
Cash flows from investing activities
Capital expenditures	(73,933)	(65,755)	(55,734)	—
Acquisitions, net of acquired cash	(628,191)	—	(2,733,121)	—
Purchase of certificate of deposit	(3,753)	—	—	—
Capital expenditures, assets held for sale	(6,689)	—	—	—
Deposit on Acquisition	—	(37,980)	—	—
Proceeds from sale of Divestment Business	10,783	—	—	—
Net cash used in investing activities	(701,783)	(103,735)	(2,788,855)	—
Cash flows from financing activities
Debt issuance costs paid	(26,917)	(10,181)	(56,600)	—
Payments on capital lease obligation	(6,233)	(4,139)	(116)	—
Principal payments on Old Senior Credit Facility	—	(1,014,750)	(10,250)	—
Principal payments on Initial Term Loans	(945,250)	(4,750)	—	—
Principal payments on Tranche B Term Loans	(21,335)	—	—	—
Borrowings under Old Senior Credit Facility, net of original issue discount	—	—	1,012,500	—
Borrowings under Initial Term Loans, net of original issue discount	911,835	940,500	—	—
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—	—	—
Proceeds from issuance of 9.125% senior unsecured notes	—	—	475,000	—
Carlyle contribution from Buccaneer Holdings, Inc.	—	—	1,200,000	—
Distribution to Buccaneer Holdings, Inc.	(545)	(83)	—	—
Minimum tax withholding on restricted stock awards	—	—	—	(619)
Excess tax benefit from stock-based compensation	—	—	—	8,599
Distribution to nonredeemable noncontrolling interest	(940)	(1,070)	—	—
Net cash provided by (used in) financing activities	607,115	(94,473)	2,620,534	7,980
Effect of exchange rate changes on cash	7,481	2,315	(2,756)	15

Net increase (decrease) in cash	74,205	5,442	(12,537)	19,834
Cash and cash equivalents at beginning of period	232,195	226,753	239,290	219,456
Cash and cash equivalents at end of period	$306,400	$232,195	$226,753	$239,290

Supplemental noncash investing and financing activities
Assets acquired under capital leases	$4,985	$12,391	$—	$—
Supplemental cash flow information
Interest paid	$114,699	$96,973	$65,811	$—
Income taxes paid (refunded)	$14,563	$(2,484)	$(6,135)	$71

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
We are the leading provider of transaction processing and intelligence solutions enabling seamless mobile communication, regardless of network, device or application, across the mobile ecosystem. We believe our global and operational scale is unmatched in our industry. Our market-leading proprietary technology applications and network reach enable the secure, real-time processing of nearly 3 billion billable transactions daily and the settlement of approximately $17 billion annually between our customers in over 200 countries and territories. These transactions allow for the exchange of end-user information and facilitation of traffic between participants in the mobile ecosystem. We process a large and unique portfolio of real-time data that we analyze to deliver a wide range of intelligence solutions to our customers. Our mission-critical solutions connect the fragmented, expanding and rapidly evolving mobile industry and enable the seamless experience that end-users demand as they increasingly conduct their everyday activities over smartphones, tablets and other connected devices. We serve a diverse and growing customer base, including over 1,000 mobile network operators (“MNOs”), and over 500 over-the-top providers (“OTTs”) and enterprises. As a trusted partner with a history of innovation, we believe we are well positioned to solve technical, operational and financial complexities encountered by our customers operating in the mobile ecosystem.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The audited consolidated financial statements include the accounts of Syniverse Holdings, Inc. and all of its wholly owned subsidiaries and a variable interest entity (“VIE”) for which Syniverse, Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. Redeemable and nonredeemable noncontrolling interest is recognized for the portion of consolidated joint ventures not owned by us. These audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

On January 13, 2011, pursuant to the Merger Agreement, dated as of October 28, 2010, among Syniverse Holdings, Inc. (“Syniverse” or “the Company”), Buccaneer Holdings, Inc., a Delaware corporation (“Holdings”) formed by an affiliate of The Carlyle Group (“Carlyle”) and Buccaneer Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) formed solely for the purpose of entering into the merger, Merger Sub merged with and into Syniverse, with Syniverse as the surviving corporation (also referred herein as the “Merger”). As a result of the Merger, Syniverse, Inc. became a wholly-owned subsidiary of Holdings. See Note 4 for additional details regarding the Merger.

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

The Company is reporting the Divestment Business related to the MACH acquisition as discontinued operations in the consolidated statement of operations. Unless otherwise indicated, the accompanying notes to the audited consolidated financial statements reflect the Company’s continuing operations. The sale of the Divestment Business was completed on October 1, 2013. See Note 6 for additional details regarding the Divestment Business.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services and solutions we offer to our customers are provided through applications, connectivity and technology platforms owned and operated by us. We generate our revenue through Mobile Transaction Services and Enterprise & Intelligence Solutions to a diverse customer base including MNOs, OTTs and a growing number of enterprises seeking access to the mobile ecosystem.

•
Mobile Transaction Services facilitate transaction processing for clearing of transaction records, settlement of transaction fees, authentication and activation of subscribers and advanced data transport services, among other MNO and OTT mission critical services. Any time information passes from one network to another, we can provide the connection and process the transaction that enables that exchange.

•
Enterprise & Intelligence Solutions provide enterprises with the ability to reliably reach and deliver messages to all of their customers and employees regardless of geography, network, device or application through our access to the MNOs. In addition, our services are able to leverage end-user trend analysis, real time activity and profile information to provide uninterrupted and personalized services for end-users, including the creation of specific groups of target MNO, OTT and enterprise customers and enable to selectively schedule and deliver relevant content customized for these specific groups.

Revenues for these services are generated primarily through transaction-based fees, such as the number of records or transactions processed or size of data records processed. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer agreements.

Cost of operations

Cost of operations includes data processing costs, network costs, revenue share service provider arrangements, message termination fees, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges.

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2013 and 2012, we recorded research and development costs of $29.9 million and $22.3 million, respectively. For the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, we recorded research and development costs of $22.8 million and $0.7 million, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of operations based on the grant-date fair value of equity awards. We recognize compensation expense, reduced for estimated forfeitures, under the accelerated attribution method over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. See Note 13 for additional details regarding stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Cash and cash equivalents consists primarily of various deposit accounts that are stated at cost, which approximates fair value.

Restricted Cash

On occasion, we are required to maintain cash or certificates of deposit with certain banks with respect to contractual obligations related to acquisitions or other collateral required under certain contractual or other terms. As of December 31, 2013, the amount of restricted cash was $6.2 million, of which $5.5 million was included in Prepaid and other current assets and $0.7 million was included in Other assets in the consolidated balance sheets. As of December 31, 2012, the amount of restricted cash was $1.0 million, and is included in Other assets in the consolidated balance sheets.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $492.9 million and $132.4 million as of December 31, 2013 and 2012, respectively. Off-balance sheet amounts at December 31, 2013 included $348.2 million resulting from the Acquisition (defined below). See Note 5 for additional details regarding the Acquisition.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount we expect to collect on our gross customer trade receivables. We establish an allowance for estimated losses that may result from the inability of our customers to pay, as well as for specific receivables from customers with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2013 and 2012, our allowance for uncollectible accounts was $1.7 million and $3.0 million, respectively.

We maintain an allowance for credit memos based on our historical activity. These allowances are recorded primarily as the result of price concessions, service level penalties, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as direct reductions of accounts receivable and revenues. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required. As of December 31, 2013 and 2012, our allowance for credit memos was 7.0 million and $6.9 million, respectively.

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

During the year ended December 31, 2013, we determined that one of our internal use software projects would not be completed and, therefore, recorded a loss on abandonment of approximately $4.3 million. The loss was recorded in Depreciation and amortization in the consolidated statement of operations.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill.

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test.

Indefinite-Lived Identifiable Intangible Assets

Indefinite-lived intangible assets are comprised of tradename and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs a two-step impairment test.

Finite-Lived Identifiable Intangible Assets

Our finite-lived identifiable intangible assets include customer-related intangible assets such as customer relationships and customer contracts as well as a covenant not to compete and a non-solicitation agreement associated with our acquisitions. Customer relationships are amortized based on the pattern of consumption of the expected benefits to be realized for Successor periods. The benefits are expected to be realized for these relationships over 5 to 10 years based on the underlying asset. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. We amortize our covenant not to compete and our non-solicitation agreement over their contract terms of 3 years using the straight-line method.

Impairment of Long-Lived Assets

We evaluate our long-lived assets including property and equipment, capitalized software and intangible assets with finite lives for impairment when events occur that indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and modify our annual depreciation and/or amortization expense if it is determined that the useful life of an asset or group of assets is different than originally estimated.

If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. If the undiscounted cash flows are less than the long-lived asset’s carrying amount, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We did not record any impairment loss on long-lived assets for the years ended December 31, 2013 or 2012.

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

In June 2013, through the Acquisition, we acquired a 45% interest in Link2One, an equity method investee that provides a third party hub that automates all the tests and technical procedures to standardize telecommunications operators' requirements in connection with arrangements for the provision of roaming services. The carrying amount of the investment in the equity method investee as of December 31, 2013 was $5.0 million and is included in Other assets.

Fair Value of Financial Instruments

The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 19 for more information regarding the fair value of financial instruments, including a listing of our assets and liabilities required to be measured or disclosed at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2013.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the consolidated statements of operations. For the year ended December 31, 2013, we recorded foreign currency transaction losses of $6.8 million. For the year ended December 31, 2012, we recorded foreign currency transaction gains of $3.9 million, which included a $4.3 million out-of-period gain during the third quarter 2012. For the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, we recorded foreign currency transaction losses of $3.0 million and $0.3 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) and is included in stockholder equity in the consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of accumulated other comprehensive income (loss). Items within the consolidated statements of operations are translated at the average rates prevailing during the period.

Redeemable Noncontrolling Interest

Through the Acquisition, we acquired a redeemable noncontrolling interest with a fair value of $0.5 million as of the Acquisition Date, which was redeemed during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of changes in our currency translation adjustment account and changes in our minimum pension liability account, each net of tax. Accumulated other comprehensive income (loss) for the periods ended December 31, 2013, December 31, 2012, December 31, 2011 and January 12, 2011 was as follows:

(in thousands)	Foreign Currency Translation (Loss) Gain	Actuarial Loss on Defined Benefit Pension Plan		Total
Predecessor Balance, December 31, 2010	$(28,014)	$(34)		$(28,048)
Changes	(2,373)	—		(2,373)
Predecessor Balance, January 12, 2011	(30,387)	(34)		(30,421)
Purchase accounting adjustments	30,387	34		30,421
Successor
Successor Balance, January 13, 2011	—	—		—
Changes	2,901	(501)		2,400
Successor Balance, December 31, 2011	2,901	(501)		2,400
Changes	(2,124)	(1,246)		(3,370)
Successor Balance, December 31, 2012	777	(1,747)		(970)
Changes	29,191	(486)		28,705
Successor Balance, December 31, 2013	$29,968	$(2,233)	(1)	$27,735

(1)	Accumulated other comprehensive income as of December 31, 2013 included an actuarial loss of $0.2 million which we expect to recognize as a component of net benefit cost in 2014.

Segment Information

We have evaluated our portfolio of service offerings, reportable segment and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. We operate as a single operating segment, as our Chief Executive Officer serving as our chief operating decision maker, reviews financial information on the basis of our consolidated financial results for purposes of making resource allocation decisions.

During the fourth quarter of 2013, in an effort to better address our customers' needs, we realigned our business into two service offerings: Mobile Transaction Services and Enterprise & Intelligence Solutions. Our former service offerings - Network Services, Messaging Services, Roaming Services and Other - were classified within the newly identified service offerings based on the type of products within each offering.

Revenues by service offerings were as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	January 13 to	January 1 to
	December 31,	December 31,	December 31,	January 12,
(in thousands)	2013	2012	2011
Mobile Transaction Services	$748,907	$663,011	$680,266	$20,278
Enterprise & Intelligence Solutions	110,054	80,863	65,712	1,736
Revenues	$858,961	$743,874	$745,978	$22,014

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	January 13 to	January 1 to
	December 31,	December 31,	December 31,	January 12,
(in thousands)	2013	2012	2011
North America	$588,493	$557,238	$581,140	$17,294
Asia Pacific	84,118	71,525	59,028	1,295
Caribbean and Latin America	65,475	55,070	43,413	1,428
Europe, Middle East and Africa	120,875	60,041	62,397	1,997
Revenues	$858,961	$743,874	$745,978	$22,014

For the years ended December 31, 2013 and 2012, we derived 64.2% and 69.6% of our revenues from customers in the United States, respectively. For the periods ended January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, we derived 72.0% and 80.5%, respectively, of our revenues from customers in the United States.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

(in thousands)	December 31, 2013	December 31, 2012
North America	$252,704	$273,880
Asia Pacific	6,517	6,307
Caribbean and Latin America	998	219
Europe, Middle East and Africa	84,475	6,860
Total long-lived assets, net	$344,694	$287,266

For the years ended December 31, 2013 and 2012, 73.3% and 95.3%, respectively, of our long-lived assets were located in the United States.

Reclassifications of Prior Year Presentation

Certain reclassifications of 2012 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. For the year ended December 31, 2012, we reclassified Acquisition expenses out of General and administrative expenses into the Acquisition and Merger expenses line item in our consolidated statement of operations. Acquisition expenses consist primarily of professional services costs, such as legal, tax, audit and transaction advisory costs, all of which were incurred in conjunction with the Acquisition (defined below). See Note 5 for additional details regarding the Acquisition.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which is included in the ASC in Topic 350 “Intangibles-Goodwill and Other”. ASU 2012-02 permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If it is more likely than not that the indefinite-lived intangible asset is impaired then the quantitative impairment test, as described in Topic 350, must be performed. Under the amendments in this ASU, a company has the option to bypass the qualitative assessment for any indefinite-lived intangible assets and proceed directly to performing the quantitative impairment test by comparing the fair value with the carrying amount as described in Topic 350. A company may resume performing the qualitative assessment in any subsequent period. This accounting standard was effective for our financial statements beginning January 1, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in the ASC in Topic 220 “Comprehensive Income”. ASU 2013-02 requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard was effective for our financial statements beginning January 1, 2013. The adoption of this standard did not have a material impact on our audited consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is included in the ASC in Topic 740 “Income Taxes”. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This accounting standard will be effective for our financial statements beginning January 1, 2014. The adoption of this standard will not have a material impact of our audited consolidated financial statements and related disclosures.

4. Carlyle Merger

On January 13, 2011 (the "Merger Date"), Carlyle completed its acquisition of Syniverse Holdings, Inc. for $31.00 per share of common stock, or approximately $2.2 billion plus the assumption of $510.1 million of debt and net of cash acquired of $239.3 million for a total purchase price of approximately $2.5 billion. The purchase price was funded through the net proceeds from a new $1.0 billion Senior Credit Facility, the issuance of $475.0 million of 9.125% senior unsecured notes and a $1.2 billion cash equity contribution from Carlyle (collectively, the “Financing”).

In connection with the Merger, the following transactions occurred:

•	investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1.2 billion;

•
Merger Sub, a wholly owned subsidiary of Holdings formed solely for the purpose of completing the Merger, issued $475.0 million aggregate principal amount of 9.125% senior unsecured notes due 2019 (the "Senior Notes") and entered into senior secured credit facilities (our “Old Senior Credit Facility”) consisting of (1) a senior secured term loan facility of $1.0 billion, which was issued with an original issue discount of $10.3 million and (2) a senior secured revolving credit facility with commitments of $150.0 million;

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

•	the Company’s then existing 7.75% senior subordinated notes due 2013 were satisfied and discharged and certain indebtedness of the Company’s was repaid, including its existing credit facilities;

•
approximately $158.3 million of fees and expenses were incurred related to the foregoing, which included $4.3 million of costs recorded in the fourth quarter of 2010, capitalized financing costs of $56.0 million, interest costs of $10.2 million relating to the existing debt repayment and discharge and an unused bridge loan financing cost; and

•
at the effective time of the Merger, the Company entered into a consulting agreement with Carlyle, a related party, for advisory, consulting and other services which are provided to us and our subsidiaries. For the period from January 13, 2011 through December 31, 2011, we recorded $2.9 million associated with the annual consulting fee within general and administrative expenses. During the same period, we paid to Carlyle a one-time transaction fee and related expenses associated with the Transactions, of which $20.5 million was recorded in Merger expenses and $11.0 million was included in the capitalized financing costs noted above.

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

The following table summarizes the allocation of the purchase price of the Merger as of the Merger Date:

(in thousands)
Cash consideration	$2,733,121
Less: cash acquired	239,290
Total purchase price	$2,493,831

Fair value of net assets acquired:
Cash	$239,290
Accounts receivable	130,807
Prepaid and other current assets	39,473
Property and equipment	80,370
Capitalized software	233,203
Identifiable intangibles	691,181
Other assets	4,089
Accounts payable	(21,185)
Accrued payroll and related benefits	(30,874)
Deferred revenues	(8,585)
Other accrued liabilities	(42,792)
Deferred tax liabilities	(256,669)
Capital lease	(619)
Other long-term liabilities	(5,618)
Other	(374)
Nonredeemable noncontrolling interests	(3,432)
Net assets acquired	1,048,265
Allocation to goodwill	$1,684,856

The fair value of property and equipment acquired as of the Merger Date was as follows:

(in thousands)	Fair Value	Useful Life (years)
Computers and equipment	$54,937	1-5
Furniture and fixtures	954	1-6
Leasehold improvements	9,949	2-15
Construction in progress	14,530	—
Total property and equipment	$80,370

The fair value of capitalized software assets acquired as of the Merger Date was as follows:

(in thousands)	Fair Value	Useful Life (years)
Capitalized software	$27,803	3
Developed technology	205,400	3-7
Total capitalized software	$233,203

The fair value of identifiable intangible assets acquired as of the Merger Date was as follows:

(in thousands)	Fair Value	Amortization Period (years)
Finite-lived intangible assets:
Customer relationships	$608,500	5-10
Covenant not to compete	281	3
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—
Total intangible assets	$691,181

Predecessor period merger expenses incurred in the period January 1, 2011 through January 12, 2011 consisted of stock-based compensation of $29.2 million related to the acceleration of the equity awards existing prior to the Merger, advisory costs of $15.7 million and professional services costs including legal, tax and audit services of $2.3 million. Successor period merger expenses for the period January 13, 2011 through December 31, 2011 consisted of advisory costs of $35.0 million, of which a portion related to the transaction fee and expenses paid to Carlyle, and legal, accounting and insurance costs of $5.5 million.

The following unaudited pro forma financial information presents a summary of our consolidated revenue and net income for the year ended December 31, 2011 assuming that the Merger had taken place on January 1, 2010. The unaudited pro forma financial information has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property and equipment and intangible assets recorded at fair value in purchase accounting. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or the results of operations that may result in the future.

Year Ended December 31, 2011
(in thousands)	Pro Forma - Unaudited
Revenues	$767,922
Net income	1,882

5. MACH Acquisition

On June 28, 2013 (the “Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of this transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit (as defined below) of €30.0 million paid to the Seller on July 2, 2012.

WP Roaming is a holding company which conducts the business of MACH S.à r.l. (“MACH”). The Acquisition added to our global customer base and geographic scale due to MACH’s strong presence in the Europe, Middle East and Africa and Asia Pacific regions. In addition, the Acquisition enhances our product portfolios, allows us to leverage complimentary technology platforms and increases reach with more direct connections to support Mobile Transaction Services and Enterprise & Intelligence Solutions that will enable our acquired and existing customers to deliver superior experiences to their end-users.

At the closing of the Acquisition, Syniverse paid to the Seller an amount equal to approximately €140.0 million, representing €172.7 million (the “Base Amount”), less preliminary adjustments of €37.2 million, plus €4.5 million, representing €250.0 per month from December 31, 2011 through the Acquisition Date, reflecting a “locked box” approach, such that Syniverse acquired WP Roaming with economic effect from December 31, 2011. In addition, at the Acquisition Date, Syniverse, on behalf of WP Roaming, paid €313.0 million and $81.5 million for amounts outstanding to WP Roaming's two third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse paid the Seller a deposit of €30.0 million (the “Deposit”) which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and other amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058 or $630.5 million.

The Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Acquisition Date. The fair value of the net assets acquired was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate (i) certain purchase price adjustments under the purchase agreement; and (ii) income taxes, including uncertain tax positions and adjustments to estimates once certain tax returns are filed. Syniverse will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Acquisition Date.

The following table summarizes the preliminary allocation of the purchase price, including adjustments to previously reported figures on June 30, 2013, to the estimated fair values of the assets acquired and liabilities assumed in connection with the Acquisition based on their fair values on the Acquisition Date:

	As initially reported on	Measurement period	June 30, 2013
(in thousands)	June 30, 2013	adjustments	(as adjusted)
Total purchase price	$712,009	$—	$712,009
Less: cash acquired	44,644	—	44,644
Cash consideration	$667,365	$—	$667,365

Fair value of net assets acquired:
Cash	$44,644	$—	$44,644
Accounts receivable	26,887	(1,011)	25,876
Prepaid and other current assets	10,456	(530)	9,926
Assets held for sale	11,046	(226)	10,820
Property and equipment	7,157	—	7,157
Capitalized software	74,229	(1,952)	72,277
Customer relationships	207,037	(41,381)	165,656
Other identifiable intangible assets	2,103	—	2,103
Deferred tax assets	897	2,752	3,649
Other assets	5,657	(390)	5,267
Accounts payable	(8,847)	—	(8,847)
Income taxes payable	(1,993)	584	(1,409)
Accrued and other liabilities	(32,638)	(15,021)	(47,659)
Deferred revenues	(1,484)	—	(1,484)
Liabilities related to assets held for sale	(2,693)	226	(2,467)
Deferred tax liabilities	(27,636)	2,890	(24,746)
Redeemable noncontrolling interest	(203)	(298)	(501)
Net assets acquired	314,619	(54,357)	260,262
Allocation to goodwill	$397,390	$54,357	$451,747

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $451.7 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred Acquisition related expenses of $21.6 million and $14.7 million for the years ended December 31, 2013 and 2012, respectively. These costs were recorded in Acquisition and Merger expenses in our consolidated statements of operations.

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

We determined useful lives of the intangible assets based on the period over which we expect those assets to contribute directly or indirectly to future cash flows. Customer relationships are amortized using the pattern of consumption method. Capitalized software assets are amortized over their useful lives using the straight-line method. The weighted average amortization period for customer relationships, capitalized software and other identifiable intangible assets is 9.7 years, 6.5 years and 2.6 years, respectively. The weighted average amortization period for identifiable intangible assets in total is 8.7 years.

The fair value of accounts receivable acquired is $25.9 million, with the gross contractual amount being $37.4 million. We expect $11.5 million to be uncollectible.

Other assets include $1.3 million of restricted cash related to additional cash payments that will be made to the former owner of an entity acquired by MACH in 2011 as required under a purchase agreement existing at the Acquisition Date. This amount is currently held in escrow as required by the purchase agreement and is not subject to change. In addition, Other assets include $0.5 million of indemnification assets related to contingent liabilities that were present at the Acquisition Date, for which the Company’s maximum liability is €2.0 million under the indemnification terms of the Acquisition purchase agreement.

The results of operations of MACH have been included in our operating results subsequent to the Acquisition Date. During the year ended December 31, 2013, the Acquisition contributed $74.1 million to revenue. It is impracticable to disclose the earnings of MACH since the Acquisition Date. Certain functions of the acquired business have been integrated into our existing business functions and there is no reliable basis for allocating post-Acquisition results between the acquirer and acquiree.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended December 31, 2013 and 2012 represent combined revenue and (loss) income from continuing operations as if the Acquisition had taken place on January 1, 2012. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Acquisition taken place on the date indicated or the results of operations that may result in the future.

	Year ended December 31,
	2013	2012
(in thousands)	Pro Forma - Unaudited
Revenues	$933,300	$902,326
(Loss) income from continuing operations attributable to Syniverse Holdings, Inc.	(16,625)	17,654

6. Assets and Liabilities Related to Assets Held for Sale and Discontinued Operations

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

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that was the immediate shareholder of the Divestment Business, signed a definitive agreement (the “Divestment Agreement”) to sell the Divestment Business upon the completion of the Acquisition.

During the third quarter of 2013, Syniverse remeasured the net assets held for sale at fair value, less cost to sell and recorded a loss as shown below, which is included in Loss from discontinued operations, net of tax in the accompanying consolidated statements of operations for the year ended December 31, 2013. The fair value of these net assets was assessed using inputs classified as Level 3 in the fair value hierarchy. On October 1, 2013, Syniverse completed the sale of the Divestment Business for €9.9 million, subject to purchase price adjustments that are expected to be completed in the first half of 2014.

Discontinued Operations

In connection with the Company’s commitment to sell the Divestment Business, we entered into a Transition Services Agreement (“TSA”) with the buyer to provide certain services for a transitional period not to exceed twelve months. Under the terms of the TSA, both parties to the agreement are entitled to collect service charges based on the services provided. We have determined that the continuing cash flows generated by the TSA are not significant in proportion to the cash flows of the Company and that the arrangement does not provide the Company the ability to influence the operating or financial policies of the Divestment Business. Accordingly, the TSA does not constitute significant continuing involvement by the Company in the operations of the Divestment Business. As such, the results of operations of the Divestment Business have been presented separately as discontinued operations in the consolidated statements of operations.

A summary of the results of operations of the Divestment Business for the year ended December 31, 2013 are presented in the table below:

December 31, 2013
(in thousands)
Revenues	$4,164

Loss from operations of Divestment Business, net of tax benefit of $0	(295)
Fair value adjustment to assets and liabilities of Divestment Business, net of tax benefit of $0	(2,816)
Cost to sell Divestment Business, net of tax benefit of $0	(1,981)
Loss from discontinued operations, net of tax benefit of $0	$(5,092)

7. Property and Equipment

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Computers and equipment	$175,178	$126,490
Computer equipment under capital lease	5,948	1,005
Furniture and fixtures	3,365	2,463
Leasehold improvements	11,444	10,990
	195,935	140,948
Accumulated depreciation	(87,670)	(55,460)
Accumulated amortization of computer equipment under capital lease	(1,859)	(336)
Total	$106,406	$85,152

Depreciation expense related to property and equipment for the years ended December 31, 2013 and 2012 was $34.1 million and $27.8 million, respectively. For the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, depreciation expense related to property and equipment was $27.6 million and $0.9 million, respectively. Depreciation expense is included in Depreciation and amortization in the consolidated statements of operations.

8. Capitalized Software

Capitalized software, net, consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Capitalized software	$393,403	$292,493
Capitalized software under capital lease	11,453	11,453
	404,856	303,946
Accumulated amortization	(160,523)	(99,605)
Accumulated amortization of capitalized software under capital lease	(6,045)	(2,227)
Total	$238,288	$202,114

Amortization expense related to capitalized software for the years ended December 31, 2013 and 2012 was $69.5 million and $54.2 million, respectively. For the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, amortization expense related to capitalized software was $49.8 million and $0.9 million, respectively. Amortization expense related to capitalized software is included in Depreciation and amortization in the consolidated statements of operations.

9. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consisted of the following:

	December 31, 2013			December 31, 2012
(in thousands)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$781,858	$(326,995)	$454,863	$608,499	$(213,894)	$394,605
Non-solicitation agreement	1,790	(282)	1,508	—	—	—
Covenant not to compete	282	(282)	—	282	(204)	78
Favorable lease	411	(94)	317	—	—	—
	784,341	(327,653)	456,688	608,781	(214,098)	394,683
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	82,400	—	82,400
Total intangible assets	$866,741	$(327,653)	$539,088	$691,181	$(214,098)	$477,083

Customer relationships recorded in conjunction with the Merger and the Acquisition are amortized based on the pattern of consumption of the expected benefits to be realized. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. The weighted-average amortization period for customer relationships is 9.7 years. The non-solicitation agreement and covenant not to compete are amortized over their estimated useful life using a weighted-average amortization period of 3 years, respectively. Our favorable lease, which was acquired in the Acquisition, is being amortized over its useful life of approximately one year. The weighted-average amortization period for finite-lived intangible assets is 9.7 years.

Amortization expense of identifiable intangible assets, which is included in Depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2013 and 2012 was $112.6 million and $95.3 million, respectively. Amortization expense of identifiable intangible assets was $118.8 million and $0.9 million for the periods January 13, 2011 through December 31, 2011, and January 1, 2011 through January 12, 2011, respectively.

The estimated amortization expense of intangible assets over the next five years and thereafter is as follows:

(in thousands)
Year ended December 31, 2014	$114,065
Year ended December 31, 2015	81,717
Year ended December 31, 2016	73,982
Year ended December 31, 2017	60,871
Year ended December 31, 2018	49,042
Thereafter	77,011
Total	$456,688

Estimated amortization expense for intangible assets denominated in currencies other than the U.S. dollar is based on foreign exchange rates as of December 31, 2013.

The following table summarizes the changes in the carrying amount of goodwill for the periods ended December 31, 2013 and 2012:

(in thousands)
Balance at December 31, 2011	$1,684,856
Effect of out-of-period currency translation adjustment	(2,685)
Balance at December 31, 2012	1,682,171
Acquisition goodwill	451,747
Effect of foreign currency translation	16,446
Balance at December 31, 2013	$2,150,364

10. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Accrued payroll and related benefits	$41,036	$20,285
Accrued interest	27,245	29,353
Accrued network and data processing expenses	8,596	8,212
Accrued revenue share expenses	3,560	2,288
Other accrued liabilities	33,320	19,452
Total	$113,757	$79,590

11. Debt and Credit Facilities

Our total outstanding debt as of December 31, 2013 and 2012 was as follows:

(in thousands)	December 31, 2013	December 31, 2012
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$945,250
Original issue discount	(11,166)	(15,032)
Tranche B Term Loans, due 2019	678,665	—
Original issue discount	(3,086)	—
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	2,051,248	1,405,218
Less: Current portion
Long-term debt, current portion	—	(9,500)
Original issue discount, current portion	—	2,418
Long-term debt	$2,051,248	$1,398,136

As a result of a principal prepayment during the year ended December 31, 2013, which was applied in direct order of maturity (as more fully described below), our Initial Term Loans (as defined below) will resume amortizing and our Tranche B Term Loans (as defined below) will begin amortizing in quarterly installments commencing on September 30, 2016. Maturities of long-term debt excluding original issue discount for each of the next five years and thereafter are as follows.

(in thousands)
Year ended December 31, 2014	$—
Year ended December 31, 2015	—
Year ended December 31, 2016	7,750
Year ended December 31, 2017	16,500
Year ended December 31, 2018	16,500
Thereafter	2,024,750
$2,065,500

During the year ended December 31, 2013, as a result of the refinancing of our Initial Term Loans, we incurred $2.8 million of debt extinguishment costs for a write-off of $1.1 million of original issue discount and $1.7 million of deferred financing fees. Additionally, we incurred $1.7 million of debt modification costs which were recorded in interest expense in the consolidated statement of operations.

During the year ended December 31, 2013, we paid $3.5 million in upfront fees associated with the Escrow Term Loans (as defined below) which were refinanced through the proceeds from the Tranche B Term Loans. We recorded the upfront fees as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method.

During the year ended December 31, 2012, upon the refinancing of our Old Senior Credit Facility (as defined below), we incurred debt issuance costs of $19.7 million associated with our New Senior Credit Facility (as defined below) consisting of $9.5 million of original issue discount, $4.1 million of deferred financing fees and $6.1 million of interest expense incurred as debt modification costs due to the refinancing.

Amortization of original issue discount and deferred financing fees for the year ended December 31, 2013 was $12.6 million. This amount includes amortization related to our New Senior Credit Facility and our Senior Notes (as defined below).

Amortization of original issue discount and deferred financing fees for the year ended December 31, 2012 was $7.9 million. This amount includes amortization related to our Old and New Senior Credit Facility and our Senior Notes. We recorded debt extinguishment costs of $6.5 million during the year ended December 31, 2012 for the write-off of original issue discount and deferred financing fees related to the refinancing of our Old Senior Credit Facility (as defined below).

Amortization expense for debt issuance costs and original issue discount was $7.4 million and $0.1 million for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively. Amortization is included in interest expense in the consolidated statement of operations. The net book value of deferred financing fees included in the accompanying consolidated balance sheets was as follows:

(in thousands)	December 31, 2013	December 31, 2012
Prepaid and other current assets	$1,543	$3,709
Deferred costs, net	58,375	42,071
Total	$59,918	$45,780

Old Senior Credit Facility

On December 21, 2010, we entered into a senior credit facility consisting of a $150.0 million revolving credit facility and a $1.0 billion Term Loan B (the "Old Senior Credit Facility"), and on January 13, 2011, our Old Senior Credit Facility became effective. The Old Senior Credit Facility was used to fund, in part, the Transactions. The Company received net proceeds of $1.0 billion after payment of upfront fees of $12.5 million to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We recorded the upfront fees as an original issue discount to be amortized over the life of the debt using the effective interest method. In addition, we incurred debt issuance costs of $36.2 million.

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

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans (collectively the "Term Loan Facilities") or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by an amount as will not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount, to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).

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

Our obligations under the New Senior Credit Facility are (1) guaranteed by Holdings and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence) and (2) are secured by a first lien on substantially all of our, Holdings’ and the Subsidiary Guarantors’ assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the Old Senior Credit Facility, as follows: Syniverse

Technologies, LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation, The Rapid Roaming Company.

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

There are no financial covenants included in our New Senior Credit Facility other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence have not occurred during or as of the end of the year ended December 31, 2013.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $148.1 million of unused commitments under this facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2013, which is considered a reduction against the facility under the credit agreement.

During the year ended December 31, 2012, we incurred additional debt issuance costs of $8.3 million in connection with the refinancing of the Old Senior Credit Facility, which was determined to be a partial debt modification and partial debt extinguishment under the applicable accounting guidance. We therefore recorded $6.1 million to interest expense related to the modification and recorded the remaining $2.2 million as deferred financing fees, of which $1.2 million is being amortized over the life of the Initial Term Loans and $1.0 million is being amortized over the life of the Revolving Credit Facility. We recorded additional debt extinguishment costs of $6.5 million related to the write-off of a portion of the original issue discount and deferred financing fees associated with the Old Senior Credit Facility in the debt extinguishment costs line item on the consolidated statement of operations.

On September 23, 2013, we entered into a second amendment (the “Second Amendment”) to the New Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the New Credit Agreement bear interest was amended to reduce (i) the margin over the Eurodollar rate from 3.75% to 3.00%, (ii) the margin over the base rate from 2.75% to 2.00%, (iii) the “Eurodollar rate floor” from 1.25% to 1.00% and (iv) the “base rate floor” from 2.25% to 2.00%. The Company recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing of the Initial Term Loans.

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

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our wholly owned subsidiary, entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). On May 28, 2013, Finance Sub entered into an amendment to the Delayed Draw Credit Agreement (the “Escrow Credit Agreement”). Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account (“Escrow Term Loans”) and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively (the “Escrowed Funds”). The Escrowed funds were released to Finance Sub on June 28, 2013 (the “Release”). In addition to the pre-funded amount, we paid additional ticking fees of $1.0 million during the second quarter. These fees were paid to Barclays Bank PLC as administrative agent to compensate for the time lag between the commitment allocation and actual funding for the Delayed Draw Facility.

Following the Release, Finance Sub merged with and into the Company with the Company as the survivor to such merger (the “Magellan Merger”). In connection with the Magellan Merger, the Company assumed the obligations of Finance Sub under the Escrow Credit Agreement (the “Debt Assumption”).

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

12. Employee Benefits

Defined Contribution Benefit Plans

We have a 401(k) plan covering all U.S. employees subject to certain eligibility requirements. Under this plan, a certain percentage of contributions are matched. Contributions made to the 401(k) plan were $4.8 million for the year ended December 31, 2013, $4.4 million for the year ended December 31, 2012 and $4.0 million and $0.2 million for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively.

We have defined contribution plans in certain locations set up in accordance with the local statutory requirements. Contributions made to the plans were $1.1 million for the year ended December 31, 2013, $0.8 million for the year ended December 31, 2012 and $0.6 million and $0.02 million for the periods ended January 13 through December 31, 2011 and January 1 through January 12, 2011, respectively.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation and plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $10.8 million and $8.9 million as of December 31, 2013 and 2012, respectively, which are included in Other long-term liabilities on the consolidated balance sheet.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
Discount rate	3.5%	3.8%
Average compensation increase (salaried employees only)	3.0%	3.0%

The following table provides a reconciliation of the change in our benefit obligation as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Benefit obligation at beginning of year	$8,913	$6,693
Service cost	401	283
Interest cost	355	332
Actuarial loss	686	1,767
Benefits paid	(14)	(30)
Effect of currency translation	466	(132)
Balance at end of year	$10,807	$8,913

Net benefit cost recognized in the statements of operations for the Successor periods ended December 31, 2013, 2012 and 2011 included the following components:

	December 31,
(in thousands)	2013	2012	2011
Service cost on benefits earned during the year	$401	$283	$233
Interest cost on projected benefit obligation	355	332	291
Net benefit expense	$756	$615	$524

     Net benefit cost recognized in the period January 1, 2011 through January 12, 2011 was insignificant to our results of operations.

We estimate benefit payments for each of the next five years and in aggregate for the five years thereafter as follows:

(in thousands)
2014	$65
2015	68
2016	131
2017	228
2018	278
2019 – 2023	1,785
Total	$2,555

13. Stock-Based Compensation

2011 Equity Incentive Plan

Effective April 6, 2011, our parent established the 2011 Equity Incentive Plan (the “2011 Plan”) for the employees, consultants and directors of Holdings and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Holdings will issue shares of common stock of Holdings to satisfy equity based compensation instruments. On August 16, 2013, the Compensation Committee of the Board of Directors (the “Committee”) approved an amendment to the 2011 Plan to increase the plan shares available by 3,000,000 shares to 12,291,667 shares. Of that amount, 625,000 shares are restricted for purchase by the Board and certain members of management.

The number of shares and exercise price per share is determined by the Committee for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock of Holdings on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Holdings’ voting power may not be less than 110% of the fair market value on the date of grant. The exercise price of the option is set at the time of grant. Those eligible to participate in the 2011 Plan are limited to employees, consultants and directors (including non-employee directors) of Holdings and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the 2011 Plan need not be uniform and may be made selectively among eligible participants.

In accordance with the 2011 Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. Employee stock option vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings-based targets. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. As of December 31, 2013 and 2012, there were 9,203,082 and 8,150,003 options outstanding under the 2011 Plan, respectively.

In September 2013, the Committee, utilizing the discretion afforded under the 2011 Plan, approved an amendment to certain annual and cumulative earnings based targets for outstanding performance-based options agreements under the 2011 Plan to reflect the Acquisition, resulting in a modification of the vesting terms. There was no additional compensation expense recorded as a result of this modification as the achievement of the amended targets remained improbable as of December 31, 2013.

In February 2013, the Committee, utilizing the discretion afforded under the 2011 Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

Directors have the option to receive shares of common stock in lieu of a portion of their director fee. During the year ended December 31, 2012, 3,409 shares were issued in lieu of director fees and are fully vested. Stock awards are issued and measured at market value on the date of grant.

The fair values of stock option grants are amortized as compensation expense on the accelerated attribution basis over the vesting period of the grants and the fair values of the restricted stock awards are recognized as compensation expense on the applicable date of grants. The fair values for options as of December 31, 2013, 2012 and 2011 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	2.0%	1.2%	2.8%
Volatility factor	51.6%	55.0%	56.0%
Dividend yield	0%	0%	0%
Weighted-average expected life of options (in years)	6.1	6.5	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Although we have a history of publicly traded stock, our common stock is 100% indirectly owned by Buccaneer Holdings, Inc. As such, we used the historical volatility for our Predecessor through the delist date (January 12, 2011). For the period subsequent to the delist date, we used the average historical volatility factor of comparable companies. We based our assumptions for the expected life of the options on our analysis of the historical exercise patterns of options under our Predecessor incentive plans.

The applicable accounting guidance requires us to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. We estimate our forfeitures based on an average of our historical experience excluding certain option grants from the management team issued in a period of high turnover, which we do not believe is representative of future activity.

The following table summarizes our stock option activity for the Successor periods ended December 31, 2013, 2012 and 2011:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,150,003	$10.21		$10,542
Granted	2,238,080	13.94
Exercised	(370,001)	10.03
Canceled or expired	(815,000)	10.76
Outstanding at December 31, 2013	9,203,082	$11.07	7.94	$31,549
Vested and expected to vest at December 31, 2013	7,264,029	$10.92	7.84	$26,021
Exercisable at December 31, 2013	4,010,050	$10.46	7.54	$16,218

As of December 31, 2013, there was $32.1 million of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 2.8 years.

The impact to our loss from continuing operations of recording stock-based compensation under the 2011 Plan for the year ended December 31, 2013 and 2012, the period from January 13 through December 31, 2011 and the period from January 1 through January 12, 2011 was as follows:

	Successor			Predecessor
	Year Ended December 31,		Period from January 13 through December 31,	Period from January 1 through January 12,
(in thousands)	2013	2012	2011	2011
Cost of operations	$770	$500	$699	$—
Sales and marketing	3,996	2,732	3,740	—
General and administrative	5,803	3,836	3,926	—
Merger expenses	—	—	—	29,162
Total stock-based compensation	$10,569	$7,068	$8,365	$29,162
Tax benefit	$2,877	$2,237	$2,980	$7,664

We incurred $8,599 in excess tax benefit relating to the accelerated vesting of stock options under the Syniverse Plans defined below for the period January 1, 2011 through January 12, 2011.

During the years ended December 31, 2013 and 2012 and the period from January 13 through December 31, 2011:

•	the weighted-average fair value per share of stock options granted to employees was $7.06, $6.06 and $5.66, respectively;

•	the total intrinsic value of stock options exercised was $0.9 million, $0.1 million and $0, respectively; and

•	the total fair value of stock options that vested during the period was $10.4 million, $9.1 million and $6.2 million, respectively.

There was no stock-based compensation cost capitalized into assets for the periods ended December 31, 2013, 2012 and 2011.

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the year ended December 31, 2013:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2012	—	$—
Granted	86,205	14.50
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2013	86,205	$14.50

14. Leasing Arrangements

We lease certain facilities and equipment for use in our operations. We record operating lease expenses on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases was $12.4 million and $13.3 million for the years ended December 31, 2013 and 2012, respectively, and $12.9 million and $0.5 million for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2017 at our option.

Interest rates for our capital leases range from 3.9% to 11.0% with maturity dates between June 1, 2014 and December 31, 2015.

As of December 31, 2013, the aggregate future minimum lease commitments under non-cancelable leases were as follows:

(in thousands)	Capital Leases	Operating Leases
Year ended December 31, 2014	$6,866	$10,884
Year ended December 31, 2015	423	6,739
Year ended December 31, 2016	—	4,924
Year ended December 31, 2017	—	1,540
Year ended December 31, 2018	—	1,053
Thereafter	—	103
Total future minimum lease payouts	$7,289	$25,243
Less: amount representing interest	309
Present value of net minimum lease payments	6,980
Less: current portion (net of interest of $295)	6,571
Long-term obligations under capital leases at December 31, 2013 (net of interest of $14)	$409

15. Restructuring and Employee Termination Benefits

In December 2013, as part of our continued integration of MACH into our operations, we implemented a restructuring plan to eliminate redundant positions. As a result of this plan, we incurred severance related costs of $1.5 million. We have paid $0.1 million related to this plan as of December 31, 2013.

In September 2013, we implemented a restructuring plan primarily to eliminate redundant positions as part of the MACH integration. As a result of this plan, we incurred severance related costs of $1.3 million. We have paid $0.7 million related to this plan as of December 31, 2013.

In June 2013, we implemented a restructuring plan primarily to allocate proper resources to key positions within the company. As a result of this plan, we incurred severance related costs of $2.3 million. We have paid $2.1 million related to this plan as of December 31, 2013.

In March 2013, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $0.9 million. We have paid $0.4 million related to this plan as of December 31, 2013.

We had the following activity in our restructuring accruals for the year ended December 31, 2013:

	Successor
	December 31, 2012				December 31, 2013
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2013 Plan	$—	$1,511	$(140)	$9	$1,380
September 2013 Plan	—	1,278	(692)	(6)	580
June 2013 Plan	—	2,266	(2,106)	19	179
March 2013 Plan	—	924	(441)	—	483
December 2012 Plan	1,663	107	(1,694)	—	76
December 2011 Plan	479	—	(215)	—	264
December 2010 Plan	189	336	—	94	619
Total	$2,331	$6,422	$(5,288)	$116	$3,581

In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $1.9 million. We have paid $1.8 million related to this plan as of December 31, 2013.

We had the following activity in our restructuring accruals for the year ended December 31, 2012:

	Successor
	December 31, 2011				December 31, 2012
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2012 Plan	$—	$1,796	$(133)	$—	$1,663
December 2011 Plan	2,961	590	(3,059)	(13)	479
June 2011 Plan	1,354	(25)	(1,344)	15	—
December 2010 Plan	336	—	(147)	—	189
Total	$4,651	$2,361	$(4,683)	$2	$2,331

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of December 31, 2013.

In June 2011, we implemented a restructuring plan primarily to realign certain sales management positions. As a result of this plan, we incurred severance related costs of $1.3 million, all of which was paid as of December 31, 2012. In addition, effective July 1, 2011, our former Chief Executive Officer and President, retired from the Company. In conjunction with his retirement, we incurred management termination benefits of $1.1 million, all of which was paid as of December 31, 2012. These costs were included within restructuring and employee termination benefits expense.

We had the following activity in our restructuring accruals for the period January 13, 2011 through December 31, 2011:

	Successor

	January 13, 2011			December 31, 2011
(in thousands)	Balance	Additions	Payments	Balance
December 2011 Plan	$—	$3,503	$(542)	$2,961
June 2011 Plan	—	2,370	(1,016)	1,354
December 2010 Plan	1,906	334	(1,904)	336
Total	$1,906	$6,207	$(3,462)	$4,651

In December 2010, we completed a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. As of December 31, 2013, we have paid $2.1 million related to this plan.

We had the following activity in our restructuring accruals for the period January 1, 2011 through January 12, 2011:

	Predecessor
	December 31, 2010			January 12, 2011
(in thousands)	Balance	Additions	Payments	Balance
December 2010 Plan	$1,962	$—	$(56)	$1,906
Total	$1,962	$—	$(56)	$1,906

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

As we continue to integrate the Acquisition into our operations, we expect to implement additional restructuring plans that could have a material impact of our results of operations or cash flows.

16. Income Taxes

The components of income tax benefit are as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,
(in thousands)	2013	2012	2011
Current:
Federal	$(1,874)	$(6,056)	$6,022	$(18,706)
Foreign	14,456	9,099	5,943	35
State and local	358	517	1,672	2,096
	12,940	3,560	13,637	(16,575)

Deferred
Federal	(11,611)	(11,379)	(22,857)	7,035
Foreign	52	1,753	722	(346)
State and local	(5,709)	(1,823)	(8,428)	(3,778)
	(17,268)	(11,449)	(30,563)	2,911
Benefit from income taxes	$(4,328)	$(7,889)	$(16,926)	$(13,664)

The income tax benefit differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	3.7	6.2	8.4	4.1
Impact of foreign tax rates	19.6	33.2	5.3	(3.3)
Foreign withholding and audit	(4.1)	(18.7)	(2.8)	(0.1)
Acquisition-related costs	(17.6)	—	(7.6)	(2.4)
Other permanent items	0.5	6.6	(2.5)	—
Tax credits	8.8	19.8	2.1	—
Changes to uncertain tax positions	(15.6)	9.9	(7.2)	(2.4)
Changes in measurement of deferred tax liabilities and other	8.2	(13.5)	27.0	—
Change in valuation allowance	(29.1)	11.3	(5.6)	(0.1)
Expiration of net operating losses (“NOL’s”)	—	(2.8)	(7.1)	—
Domestic production benefits	—	37.9	—	—
Unrealized gain/loss	(1.1)	(24.8)	—	—
Other, net	1.4	(2.5)	1.3	—
	9.7%	97.6%	46.3%	30.8%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $34.1 million at December 31, 2013, $15.5 million at December 31, 2012 and $17.0 million at December 31, 2011. Uncertain tax positions are included in other long-term liabilities on the consolidated balance sheets. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,
(in thousands)	2013	2012	2011
Balance at beginning of period	$15,546	$17,035	$15,900	$12,304
Additions based on tax positions related to the current year	11,303	1,188	2,442	3,571
Additions for tax positions of prior years	35,437	459	1,453	25
Reductions for tax positions of prior years	(1,681)	(168)	(738)	—
Reductions for tax positions effectively settled	(406)	—	—	—
Reductions for lapse of statute of limitations	(1,650)	(2,968)	(2,022)	—
Balance at end of period	$58,549	$15,546	$17,035	$15,900

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Cumulative accrued interest and penalties was $2.4 million, $1.1 million and $0.7 million as of December 31, 2013, 2012 and 2011, respectively, and $1.4 million as of January 12, 2011. Period accrued interest and penalties were an expense of $0.2 million and an expense of $0.4 million for the year ended December 31, 2013 and 2012, respectively. Period accrued interest and penalties were a benefit of $0.7 million and $0.0 million for the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011, respectively. Included in the additions for prior years are items of $32.0 million related to the acquisition.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States. Tax years 2009 through 2013 are subject to examination by the federal taxing authorities. Tax years 2002 through 2013 are subject to examination by the state taxing authorities. In our international tax jurisdictions, tax years 2007 and subsequent years remain open in all of our major international tax jurisdictions. We are currently under audit by the Internal Revenue Service of the United States for the 2009 and 2010 tax years, as well as for our Predecessor period ending January 11, 2011. We expect that the examination phase of the audit for these periods will conclude in 2014.

The Company's non-U.S. subsidiaries had $69.6 million in cumulative undistributed earnings as of December 31, 2013. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company's non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

The components of pretax loss from operations are as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	January 13 through December 31,	January 1 through January 12,
(in thousands)	2013	2012	2011
United States	$(65,496)	$(49,456)	$(58,718)	$(39,204)
Foreign	20,873	41,372	22,123	(5,227)
	$(44,623)	$(8,084)	$(36,595)	$(44,431)

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

	Successor
	December 31, 2013		December 31, 2012
(in thousands)	Current	Non-Current	Current	Non-Current
Deferred Tax Assets and Liabilities:
Intangibles	$—	$(203,481)	$—	$(151,958)
Property & equipment	—	(51,858)	—	(65,723)
Interest	—	(10,484)	—	(9,452)
Employee benefit accruals	4,497	8,123	3,719	5,446
Accrued expenses	674	—	452	—
Deferrals	—	423	—	377
Software development costs	—	(10,701)	—	0
Foreign currency translation	75	(997)	—	26
Net operating loss carryforwards	10,270	180,876	7,075	18,455
Other, net	(1,892)	4,919	748	2,505
	13,624	(83,180)	11,994	(200,324)
Less: Valuation allowance	(2,775)	(125,664)	(295)	(11,062)
Total Net Deferred Tax Assets and Liabilities	$10,849	$(208,844)	$11,699	$(211,386)

The activity in deferred tax assets during 2013 includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $0.1 million to decrease the deferred tax asset on accumulated other comprehensive income (loss). The activity in deferred tax assets during 2012 includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $0.1 million to increase the deferred tax asset on accumulated other comprehensive income (loss). The activity in deferred tax assets during 2011 includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $0.3 million to decrease the deferred tax liability on accumulated other comprehensive income (loss).

Our deferred tax assets include net accumulated foreign net operating losses (NOL’s) of $197.8 million, net accumulated federal NOL’s of $9.6 million and net accumulated state NOL’s of $9.9 million. The foreign NOL’s remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOL’s in specific jurisdictions will expire if not utilized between tax years 2014 and 2033. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOL’s. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $128.4 million at December 31, 2013 and $11.4 million at December 31, 2012. The change is mainly related to additional foreign NOL’s as a result of the Acquisition and partial reductions to existing valuation allowances, partially offset by recognition of current period net operating losses.

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

17. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. One customer represented more than 10% of accounts receivable for the year ended December 31, 2013 and two customers represented more than 10% of accounts receivable for the year ended December 31, 2012. Our cash is placed with high credit quality financial institutions.

The table below summarizes the percent of revenues generated from customers who represented more than 10% of total revenues:

	Successor			Predecessor
	Year ended	Year ended	January 13 through	January 1 through
	December 31,	December 31,	December 31,	January 12,
	2013	2012	2011	2011
Verizon Wireless	21.6%	23.6%	22.8%	21.6%
Sprint Nextel	10.7%	12.2%	15.7%	17.6%

No other customer represented more than 10% of revenues for the periods presented, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

18. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of December 31, 2013, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

19. Fair Value Measurements

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the years ended December 31, 2013 and 2012.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

Restricted cash included $4.8 million and $1.0 million of certificates of deposit at December 31, 2013 and 2012, respectively. The fair value of certificates of deposit is the balance at the reporting date less early withdrawal penalties, if applicable, and is based on observable inputs of rates offered on deposits of similar remaining maturities (Level 2). Certificates of deposit are reflected in the financial statements at their carrying value, which approximates their fair value, due to the insignificant nature of early withdrawal penalties.

At December 31, 2013, restricted cash also included $1.3 million of cash held in escrow related to additional cash payments that will be made to the former owner of an entity acquired by MACH in 2011 as required under a purchase agreement existing at the Acquisition Date. This amount is reflected in the financial statements at its carrying value, which approximates its fair value (Level 3).

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 3 of the fair value hierarchy.

The carrying amounts and fair values of our long-term debt as of December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Initial Term Loans	$911,835	$916,394	$945,250	$958,247
Tranche B Term Loans	678,665	683,331	—	—
Senior Notes	475,000	520,125	475,000	515,375

The fair values of the Initial Term Loans, the Tranche B Term Loans, and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

20. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for the year ended December 31, 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2013	2013	2013	2013
Revenues	$183,882	$193,271	$238,890	$242,918
Gross Profit	111,951	121,337	152,959	151,918
Operating income	10,123	7,614	39,484	32,343
Net loss from continuing operations	(13,047)	(24,144)	(1,471)	(1,633)
Loss from discontinued operations, net of tax	—	—	(4,980)	(112)
Net loss	(13,047)	(24,144)	(6,451)	(1,745)
Net loss attributable to Syniverse Holdings, Inc.	(13,459)	(24,336)	(6,534)	(2,202)

The following table summarizes quarterly financial results for the year ended December 31, 2012.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2012	2012	2012	2012
Revenues	$185,065	$183,208	$189,356	$186,245
Gross Profit	118,049	115,900	119,764	114,860
Operating income	31,658	21,118	33,612	15,960
Net income (loss)	4,513	(15,346)	17,066	(6,428)
Net income (loss) attributable to Syniverse Holdings, Inc.	3,282	(15,771)	15,439	(6,191)

21. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the years ended December 31, 2013 and 2012 and the period January 13, 2011 through December 31, 2011, we recorded $3.4 million, $3.1 million and $3.7 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses.

During the year ended December 31, 2013, under the Consulting Agreement with Carlyle, we paid a $10.0 million transaction fee associated with the Acquisition and related debt issuance. We recorded $5.0 million of the transaction fee in Acquisition expenses and $5.0 million was included in capitalized financing costs.

During the period January 13, 2011 through December 31, 2011, we paid to Carlyle a one-time transaction fee and related expenses associated with the Transactions, of which $20.5 million was recorded in Merger expenses and $11.0 million was included in capitalized debt issuance costs.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term loans.

Consulting Agreement with Mr. Tony G. Holcombe

On December 1, 2012, we entered into a consulting agreement with Mr. Holcombe under which we agreed to engage Mr. Holcombe to provide consulting services to the Company in connection with a special project for a fee of $12,500 per month. The consulting agreement was effective December 1, 2012 and terminated on March 31, 2013.

22. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the Subsidiary Guarantors and the subsidiary non-guarantors for all periods presented to reflect the guarantor structure under the Senior Notes as discussed in Note 11. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by the 100% owned Subsidiary Guarantors. Highwoods Corporation, Syniverse Technologies B.V., Syniverse Technologies Holdings LLC, Syniverse Technologies K.K., Syniverse Technologies (India) Private Limited and Syniverse Brience LLC are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several.

On July 29, 2013, MACH Americas Inc., CB Holdings Inc., CB Holdings Ventures, Inc., and Cibernet Corporation Inc. became Subsidiary Guarantors of the Senior Notes. For the year ended December 31, 2013, and for so long as they remain guarantors of the Senior Notes, they are included in the Subsidiary Guarantor presentation.

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$207,314	$99,086	$—	$306,400
Accounts receivable, net of allowances	—	135,524	52,180	—	187,704
Accounts receivable - affiliates	1,915,933	1,865,025	237,274	(4,018,232)	—
Interest receivable - affiliates	2,368	—	—	(2,368)	—
Deferred tax assets	9,317	4,217	1,430	—	14,964
Income taxes receivable	—	7,400	2,449	—	9,849
Prepaid and other current assets	1,544	21,872	16,109	—	39,525
Total current assets	1,929,162	2,241,352	408,528	(4,020,600)	558,442
Property and equipment, net	—	88,339	18,067	—	106,406
Capitalized software, net	—	187,099	51,189	—	238,288
Deferred costs, net	58,375	—	—	—	58,375
Goodwill	—	1,710,100	440,264	—	2,150,364
Identifiable intangibles, net	—	400,897	138,191	—	539,088
Long-term note receivable - affiliates	—	11,732	—	(11,732)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,179	9,292	—	12,471
Investment in subsidiaries	2,434,279	779,982	—	(3,214,261)	—
Total assets	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,358	$10,933	$—	25,291
Accounts payable - affiliates	1,150,319	2,703,548	164,365	(4,018,232)	—
Income taxes payable	—	—	10,179	—	10,179
Accrued liabilities	27,156	51,792	34,809	—	113,757
Accrued interest - affiliates	—	—	2,368	(2,368)	—
Deferred revenues	—	1,334	4,830	—	6,164
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	6,428	143	—	6,571
Total current liabilities	1,177,475	2,777,460	231,742	(4,020,600)	166,077
Long-term liabilities:
Long-term note payable - affiliates	6,540	—	5,192	(11,732)	—
Deferred tax liabilities	4,688	187,496	22,244	—	214,428
Long-term capital lease obligation, net of current maturities	—	333	76	—	409
Long-term debt, net of current portion and original issue discount	2,051,248	—	—	—	2,051,248
Other long-term liabilities	—	23,112	24,597	—	47,709
Total liabilities	3,239,951	2,988,401	283,851	(4,032,332)	2,479,871
Commitments and contingencies
Redeemable noncontrolling interest	—	—	501	—	501
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,254,079	2,264,071	548,539	(2,841,315)	1,225,374
(Accumulated deficit) retained earnings	(71,244)	169,675	74,246	(243,921)	(71,244)
Accumulated other comprehensive (loss) income	(970)	533	27,049	1,123	27,735
Total Syniverse Holdings Inc. stockholder equity	1,181,865	2,434,279	786,763	(3,221,042)	1,181,865
Nonredeemable noncontrolling interest	—	—	—	6,781	6,781
Total equity	1,181,865	2,434,279	786,763	(3,214,261)	1,188,646
Total liabilities and stockholder equity	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$678,984	$179,977	$—	$858,961
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	252,474	68,322	—	320,796
Sales and marketing	—	48,827	26,168	—	74,995
General and administrative	—	118,241	11,113	—	129,354
Depreciation and amortization	—	185,881	30,317	—	216,198
Restructuring and employee termination benefits	—	4,067	2,355	—	6,422
Acquisition and merger expenses	—	21,632	—	—	21,632
	—	631,122	138,275	—	769,397
Operating income	—	47,862	41,702	—	89,564
Other income (expense), net:
Income from equity investment	55,553	13,562	—	(69,115)	—
Interest income	215	10	461	—	686
Interest expense	(124,813)	(783)	(60)	—	(125,656)
Debt extinguishment costs	(2,802)	—	—	—	(2,802)
Equity income in investee	—	—	422	—	422
Other, net	(37,077)	39,334	(9,094)	—	(6,837)
	(108,924)	52,123	(8,271)	(69,115)	(134,187)
(Loss) income before (benefit from) provision for income taxes	(108,924)	99,985	33,431	(69,115)	(44,623)
(Benefit from) provision for income taxes	(62,393)	44,432	13,633	—	(4,328)
Net (loss) income from continuing operations	(46,531)	55,553	19,798	(69,115)	(40,295)
Loss from discontinued operations, net of tax	—	—	(5,092)	—	(5,092)
Net (loss) income	(46,531)	55,553	14,706	(69,115)	(45,387)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,144	1,144
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$14,706	$(70,259)	$(46,531)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	(46,531)	55,553	19,798	(70,259)	(41,439)
Loss from discontinued operations, net of tax	—	—	(5,092)	—	(5,092)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$14,706	$(70,259)	$(46,531)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(46,531)	$55,553	$14,706	$(69,115)	$(45,387)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $523	—	—	29,008	—	29,008
Actuarial loss on defined benefit pension plan, net of tax benefit of ($200)	—	—	(486)	—	(486)
Other comprehensive income	—	—	28,522	—	28,522
Comprehensive (loss) income	(46,531)	55,553	43,228	(69,115)	(16,865)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	961	961
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$43,228	$(70,076)	$(17,826)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(46,531)	$55,553	$14,706	$(69,115)	$(45,387)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	185,881	30,317	—	216,198
Amortization of deferred debt issuance costs and original issue discount	12,577	—	—	—	12,577
Allowance for credit memo and uncollectible accounts	—	8,083	3,169	—	11,252
Deferred income tax (benefit) expense	(2,738)	(15,085)	203	—	(17,620)
Income from equity investment	(55,553)	(13,562)	—	69,115	—
Debt modification costs	1,681	—	—	—	1,681
Debt extinguishment costs	2,802	—	—	—	2,802
Stock-based compensation	10,569	—	—	—	10,569
Fair value adjustment to assets and liabilities related to assets held for sale	—	—	2,816	—	2,816
Other, net	—	—	3,926	—	3,926
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(18,623)	(4,308)	—	(22,931)
Accounts receivable - affiliates	(723,592)	(1,095,598)	1,819,190	—	—
Income tax receivable or payable	62,393	(52,996)	(10,962)	—	(1,565)
Prepaid and other current assets	141	(6,239)	3,329	—	(2,769)
Accounts payable	—	154	(2,222)	—	(2,068)
Accounts payable - affiliates	956,343	1,067,818	(2,024,161)	—	—
Accrued liabilities and deferred revenues	(2,022)	11,701	(12,857)	—	(3,178)
Assets and liabilities related to assets held for sale	—	—	(2,553)	—	(2,553)
Other assets and long-term liabilities	(830,358)	9,522	818,478	—	(2,358)
Net cash (used in) provided by operating activities	(614,288)	136,609	639,071	—	161,392
Cash flows from investing activities
Capital expenditures	—	(67,350)	(6,583)	—	(73,933)
Acquisitions, net of acquired cash	—	(35,820)	(592,371)	—	(628,191)
Purchase of certificate of deposit	—	—	(3,753)	—	(3,753)
Capital expenditures, assets held for sale	—	—	(6,689)	—	(6,689)
Proceeds from sale of Divestment Business	—	—	10,783	—	10,783
Net cash used in investing activities	—	(103,170)	(598,613)	—	(701,783)
Cash flows from financing activities
Debt issuance costs paid	(26,917)	—	—	—	(26,917)
Payments on capital lease obligation	—	(6,064)	(169)	—	(6,233)
Principal Payments on Initial Term Loans	(945,250)	—	—	—	(945,250)
Principal Payments on Tranche B Term Loans	(21,335)	—	—	—	(21,335)
Borrowings under Initial Term Loans, net of original issue discount	911,835	—	—	—	911,835
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—	—	—	696,500
Distributions to Buccaneer Holdings, Inc.	(545)	—	—	—	(545)
Distribution to nonredeemable noncontrolling interest	—	—	(940)	—	(940)
Net cash provided by (used in) financing activities	614,288	(6,064)	(1,109)	—	607,115
Effect of exchange rate changes on cash	—	(2,930)	10,411	—	7,481
Net increase in cash	—	24,445	49,760	—	74,205
Cash and cash equivalents at beginning of period	—	182,869	49,326	—	232,195
Cash and cash equivalents at end of period	$—	$207,314	$99,086	$—	$306,400

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$182,869	$49,326	$—	$232,195
Accounts receivable, net of allowances	—	124,937	23,760	—	148,697
Accounts receivable - affiliates	1,166,304	628,810	93,267	(1,888,381)	—
Interest receivable - affiliates	—	—	14,894	(14,894)	—
Deferred tax assets	6,460	4,321	1,161	—	11,942
Income taxes receivable	—	3,604	2,471	—	6,075
Prepaid and other current assets	3,851	15,647	5,697	—	25,195
Total current assets	1,176,615	960,188	190,576	(1,903,275)	424,104
Property and equipment, net	—	74,945	10,207	—	85,152
Capitalized software, net	—	198,936	3,178	—	202,114
Deferred costs, net	42,071	—	—	—	42,071
Goodwill	—	1,682,171	—	—	1,682,171
Identifiable intangibles, net	—	474,200	2,883	—	477,083
Long-term note receivable - affiliates	—	—	7,183	(7,183)	—
Deferred tax assets	—	—	1,290	—	1,290
Other assets	—	44,793	261	—	45,054
Investment in subsidiaries	1,603,922	96,861	—	(1,700,783)	—
Total assets	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,213	$3,548	$—	$17,761
Accounts payable - affiliates	193,976	1,635,043	59,362	(1,888,381)	—
Income taxes payable	—	—	6,197	—	6,197
Accrued liabilities	29,178	39,216	11,196	—	79,590
Accrued interest - affiliates	—	14,894	—	(14,894)	—
Deferred revenues	—	2,346	3,365	—	5,711
Deferred tax liabilities	—	—	243	—	243
Current portion of capital lease obligation	—	3,791	152	—	3,943
Current portion of long term debt, net of original issue discount	7,082	—	—	—	7,082
Total current liabilities	230,236	1,709,503	84,063	(1,903,275)	120,527
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	—	(7,183)	—
Deferred tax liabilities	4,569	192,361	15,746	—	212,676
Long-term capital lease obligation, net of current maturities	—	4,075	245	—	4,320
Long-term debt, net of current portion and original issue discount	1,398,136	—	—	—	1,398,136
Other long-term liabilities	—	15,050	11,903	—	26,953
Total liabilities	1,632,941	1,928,172	111,957	(1,910,458)	1,762,612

Commitments and contingencies
Stockholder equity:
Common stock	—	—	207	(207)	—
Additional paid-in capital	1,215,350	1,489,267	45,377	(1,534,644)	1,215,350
Accumulated (deficit) retained earnings	(24,713)	114,122	59,540	(173,662)	(24,713)
Accumulated other comprehensive (loss) income	(970)	533	(1,503)	970	(970)
Total Syniverse Holdings Inc. stockholder equity	1,189,667	1,603,922	103,621	(1,707,543)	1,189,667
Nonredeemable noncontrolling interest	—	—	—	6,760	6,760
Total equity	1,189,667	1,603,922	103,621	(1,700,783)	1,196,427
Total liabilities and stockholder equity	$2,822,608	$3,532,094	$215,578	$(3,611,241)	$2,959,039

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$642,189	$101,685	$—	$743,874
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	236,698	38,603	—	275,301
Sales and marketing	—	47,836	20,713	—	68,549
General and administrative	—	107,665	(4,354)	—	103,311
Depreciation and amortization	—	170,955	6,365	—	177,320
Restructuring and employee termination benefits	—	2,323	38	—	2,361
Acquisition and merger expenses	—	14,684	—	—	14,684
	—	580,161	61,365	—	641,526
Operating income	—	62,028	40,320	—	102,348
Other income (expense), net:
Income from equity investment	67,701	25,872	—	(93,573)	—
Interest income	—	370	420	—	790
Interest expense	(108,704)	—	—	—	(108,704)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	5,547	(1,607)	—	3,940
	(47,461)	31,789	(1,187)	(93,573)	(110,432)
(Loss) income before (benefit from) provision for income taxes	(47,461)	93,817	39,133	(93,573)	(8,084)
(Benefit from) provision for income taxes	(44,220)	26,116	10,215	—	(7,889)
Net (loss) income	(3,241)	67,701	28,918	(93,573)	(195)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	3,046	3,046
Net (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$67,701	$28,918	$(96,619)	$(3,241)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(3,241)	$67,701	$28,918	$(93,573)	$(195)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $387	—	—	(2,160)	—	(2,160)
Actuarial loss on defined benefit pension plan, net of tax benefit of ($521)	—	—	(1,246)	—	(1,246)
Other comprehensive loss	—	—	(3,406)	—	(3,406)
Comprehensive (loss) income	(3,241)	67,701	25,512	(93,573)	(3,601)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	3,010	3,010
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$67,701	$25,512	$(96,583)	$(6,611)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,241)	$67,701	$28,918	$(93,573)	$(195)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	170,955	6,365	—	177,320
Amortization of deferred debt issuance costs and original issue discount	7,949	—	—	—	7,949
Allowance for credit memos and uncollectible accounts	—	6,090	2,909	—	8,999
Deferred income tax expense (benefit)	2,490	(15,692)	1,753	—	(11,449)
Income from equity investment	(67,701)	(25,872)	—	93,573	—
Debt modification costs	6,115	—	—	—	6,115
Debt extinguishment costs	6,458	—	—	—	6,458
Stock-based compensation	7,068	—	—	—	7,068
Other, net	—	5,690	(5,575)	—	115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	6,911	(5,432)	—	1,479
Accounts receivable - affiliates	(105,322)	(75,499)	180,821	—	—
Income tax receivable or payable	44,220	(30,372)	(7,804)	—	6,044
Prepaid and other current assets	(141)	504	652	—	1,015
Accounts payable	—	1,822	2,589	—	4,411
Accounts payable - affiliates	193,976	(21,095)	(172,881)	—	—
Accrued liabilities and deferred revenues	(2,651)	(7,602)	(3,414)	—	(13,667)
Other assets and long-term liabilities	—	114	(441)	—	(327)
Net cash provided by operating activities	89,220	83,655	28,460	—	201,335
Cash flows from investing activities
Capital expenditures	—	(59,378)	(6,377)	—	(65,755)
Deposit on Acquisition	—	(37,980)	—	—	(37,980)
Net cash used in investing activities	—	(97,358)	(6,377)	—	(103,735)
Cash flows from financing activities
Debt issuance costs paid	(10,181)	—	—	—	(10,181)
Payments on capital lease obligation	—	(4,258)	119	—	(4,139)
Principal payment on Old Senior Credit Facility	(1,014,750)	—	—	—	(1,014,750)
Principal payment on Initial Term Loans	(4,750)	—	—	—	(4,750)
Borrowings under Initial Term Loans, net of original issue discount	940,500	—	—	—	940,500
Distribution to Buccaneer Holdings, Inc.	(83)	—	—	—	(83)
Carlyle contribution from Buccaneer Holdings, Inc.	—	—	(1,070)	—	(1,070)
Net cash used in financing activities	(89,264)	(4,258)	(951)	—	(94,473)
Effect of exchange rate changes on cash	—	(920)	3,235	—	2,315
Net (decrease) increase in cash	(44)	(18,881)	24,367	—	5,442
Cash and cash equivalents at beginning of period	44	201,750	24,959	—	226,753
Cash and cash equivalents at end of period	$—	$182,869	$49,326	$—	$232,195

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$647,160	$98,818	$—	$745,978
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	223,321	36,228	—	259,549
Sales and marketing	—	44,385	19,323	—	63,708
General and administrative	—	104,181	(3,188)	—	100,993
Depreciation and amortization	—	190,921	5,240	—	196,161
Restructuring and employee termination benefits	—	2,936	3,271	—	6,207
Acquisition and merger expenses	—	40,549	—	—	40,549
	—	606,293	60,874	—	667,167
Operating income	—	40,867	37,944	—	78,811
Other income (expense), net:
Income from equity investment	46,421	28,819	—	(75,240)	—
Interest income	—	459	124	—	583
Interest expense	(112,996)	—	—	—	(112,996)
Other, net	—	(1,818)	(1,175)	—	(2,993)
	(66,575)	27,460	(1,051)	(75,240)	(115,406)
(Loss) income before (benefit from) provision for income taxes	(66,575)	68,327	36,893	(75,240)	(36,595)
(Benefit from) provision for income taxes	(45,103)	21,906	6,271	—	(16,926)
Net (loss) income	(21,472)	46,421	30,622	(75,240)	(19,669)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,803	1,803
Net (loss) income attributable to Syniverse Holdings, Inc.	$(21,472)	$46,421	$30,622	$(77,043)	$(21,472)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(21,472)	$46,421	$30,622	$(75,240)	$(19,669)
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit of ($98)	—	—	2,486	—	2,486
Actuarial loss on defined benefit pension plan, net of tax benefit of ($193)	—	—	(501)	—	(501)
Other comprehensive income	—	—	1,985	—	1,985
Comprehensive (loss) income	(21,472)	46,421	32,607	(75,240)	(17,684)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	1,388	1,388
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(21,472)	$46,421	$32,607	$(76,628)	$(19,072)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 13, 2011 THROUGH DECEMBER 31, 2011
(IN THOUSANDS)

	Successor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(21,472)	$46,421	$30,622	$(75,240)	$(19,669)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	190,921	5,240	—	196,161
Amortization of deferred debt issuance costs	7,447	—	—	—	7,447
Allowance for credit memos and uncollectible accounts	—	14,294	1,919	—	16,213
Deferred income tax (benefit) expense	—	(32,270)	1,707	—	(30,563)
Income from equity investment	(46,421)	(28,819)	—	75,240	—
Stock-based compensation	8,365	—	—	—	8,365
Other, net	—	3,650	52	—	3,702
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(44,521)	440	—	(44,081)
Accounts receivable - affiliates	102,687	190,277	(76,718)	(216,246)	—
Income tax receivable or payable	—	35,434	(7,907)	—	27,527
Prepaid and other current assets	—	(5,305)	877	—	(4,428)
Accounts payable	—	(41,520)	34,415	—	(7,105)
Accounts payable - affiliates	37,630	(248,954)	(4,922)	216,246	—
Accrued liabilities and deferred revenues	24,235	(32,499)	26,857	—	18,593
Other assets and long-term liabilities	—	(10,105)	(3,517)	—	(13,622)
Net cash provided by operating activities	112,471	37,004	9,065	—	158,540
Cash flows from investing activities
Capital expenditures	—	(51,689)	(4,045)	—	(55,734)
Acquisitions, net of acquired cash	(2,733,121)	—	—	—	(2,733,121)
Net cash used in investing activities	(2,733,121)	(51,689)	(4,045)	—	(2,788,855)
Cash flows from financing activities
Debt issuance costs paid	(56,600)	—	—	—	(56,600)
Payments on capital lease obligation	—	(116)	—	—	(116)
Principal payment on Old Senior Credit Facility	(10,250)	—	—	—	(10,250)
Borrowings under Old Senior Credit Facility, net of original issue discount	1,012,500	—	—	—	1,012,500
Proceeds from issuance of 9.125% senior unsecured notes	475,000	—	—	—	475,000
Carlyle contribution from Buccaneer Holdings, Inc.	1,200,000	—	—	—	1,200,000
Net cash provided by (used in) financing activities	2,620,650	(116)	—	—	2,620,534
Effect of exchange rate changes on cash	—	—	(2,756)	—	(2,756)
Net (decrease) increase in cash	—	(14,801)	2,264	—	(12,537)
Cash and cash equivalents at beginning of period	44	216,551	22,695	—	239,290
Cash and cash equivalents at end of period	$44	$201,750	$24,959	$—	$226,753

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$19,576	$2,438	$—	$22,014
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	8,132	1,142	—	9,274
Sales and marketing	—	1,762	614	—	2,376
General and administrative	—	3,195	469	—	3,664
Depreciation and amortization	—	2,225	495	—	2,720
Acquisition and merger expenses	20,735	21,371	5,097	—	47,203
	20,735	36,685	7,817	—	65,237
Operating loss	(20,735)	(17,109)	(5,379)	—	(43,223)
Other income (expense), net:
Income from equity investment	(18,232)	(5,479)	—	23,711	—
Interest income	—	—	—	—	—
Interest expense	—	(859)	—	—	(859)
Other, net	—	18	(367)	—	(349)
	(18,232)	(6,320)	(367)	23,711	(1,208)
Loss before benefit from income taxes	(38,967)	(23,429)	(5,746)	23,711	(44,431)
Benefit from income taxes	(8,203)	(5,197)	(264)	—	(13,664)
Net loss	(30,764)	(18,232)	(5,482)	23,711	(30,767)
Net loss attributable to nonredeemable noncontrolling interest	—	—	—	(3)	(3)
Net loss attributable to Syniverse Holdings, Inc.	$(30,764)	$(18,232)	$(5,482)	$23,714	$(30,764)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net loss	$(30,764)	$(18,232)	$(5,482)	$23,711	$(30,767)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $0	—	(425)	(1,941)	—	(2,366)
Other comprehensive loss	—	(425)	(1,941)	—	(2,366)
Comprehensive loss	(30,764)	(18,657)	(7,423)	23,711	(33,133)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	4	4
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(30,764)	$(18,657)	$(7,423)	$23,707	$(33,137)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2011 THROUGH JANUARY 12, 2011
(IN THOUSANDS)

	Predecessor
	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net loss	$(30,764)	$(18,232)	$(5,482)	$23,711	$(30,767)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	2,225	495	—	2,720
Amortization of deferred debt issuance costs and original issue discount	—	56	—	—	56
Allowance for credit memos and uncollectible accounts	—	(3)	213	—	210
Deferred income tax expense (benefit)	—	3,802	(1,707)	—	2,095
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Income from equity investment	18,232	5,479	—	(23,711)	—
Stock-based compensation	29,162	—	—	—	29,162
Other, net	—	16	15	—	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	11,124	526	—	11,650
Accounts receivable - affiliates	8,968	(69,024)	(106,723)	166,779	—
Income tax receivable or payable	—	(33,273)	(1,040)	—	(34,313)
Prepaid and other current assets	—	(2,419)	499	—	(1,920)
Accounts payable	—	46,500	(35,389)	—	11,111
Accounts payable - affiliates	(48,131)	38,214	176,696	(166,779)	—
Accrued liabilities and deferred revenues	5,954	34,060	(25,847)	—	14,167
Other assets and long-term liabilities	—	(840)	(122)	—	(962)
Net cash (used in) provided by operating activities	(7,980)	17,685	2,134	—	11,839
Cash flows from investing activities
Net cash used in investing activities	—	—	—	—	—
Cash flows from financing activities
Minimum tax withholding on restricted stock awards	(619)	—	—	—	(619)
Excess tax benefit from stock-based compensation	8,599	—	—	—	8,599
Net cash provided by financing activities	7,980	—	—	—	7,980
Effect of exchange rate changes on cash	—	—	15	—	15
Net increase in cash	—	17,685	2,149	—	19,834
Cash and cash equivalents at beginning of period	44	198,866	20,546	—	219,456
Cash and cash equivalents at end of period	$44	$216,551	$22,695	$—	$239,290

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SYNIVERSE HOLDINGS, INC.
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Write-offs of	Balance
(in thousands)	Beginning	Costs and	Uncollectible	at end
Description	of Period	Expenses	Accounts	of Period
Allowance for doubtful accounts:
Predecessor
Period January 1 through January 12, 2011	$2,553	$46	$(18)	$2,581
Successor
Period January 13 through December 31, 2011	$2,581	$1,436	$(1,252)	$2,765
Year ended December 31, 2012	$2,765	$864	$(629)	$3,000
Year ended December 31, 2013	$3,000	$47	$(1,317)	$1,730
____________________

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance
(in thousands)	Beginning	Costs and		at end
Description	of Period	Expenses	Deductions	of Period
Allowance for credit memos:
Predecessor
Period January 1 through January 12, 2011	$4,950	$164	$(84)	$5,030
Successor
Period January 13 through December 31, 2011	$5,030	$14,777	$(15,198)	$4,609
Year ended December 31, 2012	$4,609	$8,135	$(5,832)	$6,912
Year ended December 31, 2013	$6,912	$11,205	$(11,130)	$6,987
____________________

Column A	Column B	Column C		Column D		Column E		Column F
	Balance at	Charged to						Balance
(in thousands)	Beginning	Costs and						at end
Description	of Period	Expenses		Deductions		Acquisition		of Period
Valuation allowance for deferred income taxes:
Predecessor
Period January 1 through January 12, 2011	13,464	727	(1)	(664)	(2)			13,527
Successor
Period January 13 through December 31, 2011	13,527	3,490	(1)	(2,784)	(2)			14,233
Year ended December 31, 2012	14,233	378	(1)	(3,255)	(2)			11,356
Year ended December 31, 2013	11,356	12,989	(1)	(1,561)	(2)	105,655	(3)	128,439
____________________

(1)	Recognition of additional valuation allowances.

(2)	Reduction related to partial reversal of valuation allowance.

(3)	Adjustments related to the Acquisition

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2014.

SYNIVERSE HOLDINGS, INC.
By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

/S/ MARTIN A. PICCIANO
Martin A. Picciano Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ JEFFERY S. GORDON	Chief Executive Officer, President and Director	March 25, 2014
Jeffery S. Gordon	(Principal Executive Officer)
/S/ JAMES A. ATTWOOD, JR.	Chairman of the Board of Directors	March 25, 2014
James A. Attwood, Jr.
/S/ TONY G. HOLCOMBE	Vice Chairman of the Board of Directors	March 25, 2014
Tony G. Holcombe
/S/ KEVIN L. BEEBE	Director	March 25, 2014
Kevin L. Beebe
/S/ STEPHEN C. GRAY	Director	March 25, 2014
Stephen C. Gray
/S/ MARK J. JOHNSON	Director	March 25, 2014
Mark J. Johnson
/s/ RAYMOND A. RANELLI	Director	March 25, 2014
Raymond A. Ranelli

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (1)
4.1
Indenture, dated as of December 22, 2010, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (1).

*4.2
First Supplemental Indenture, dated January 13, 2011, among Syniverse Holdings, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019.

4.3	Form of Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)
#10.1	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and Jeffrey S. Gordon (1)
#10.2	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and Jeffrey S. Gordon (1)
*#10.3	Employment Offer Letter Agreement, dated April 8, 2013, between Syniverse Technologies LLC and Edmond B. Lewis
*#10.4	Contract of Employment dated July 1, 2013 between MACH S.a.r.l and Morten Brøgger
#10.5	Employment Agreement, dated May 3, 2011, among Buccaneer Holdings, Inc. and David W. Hitchcock (1)
#10.6	Amendment to Employment Agreement, effective as of July 1, 2011, by and between Buccaneer Holdings, Inc. and David W. Hitchcock (1)
#10.7	Consulting Agreement, effective July 1, 2011, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe (1)
#10.8	Consulting Agreement, effective December 1, 2012, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe (6)
#10.9	2011 Equity Incentive Plan of Buccaneer Holdings, Inc. (1)
#10.10	Form of Stock Option Agreement for 2011 Equity Incentive Plan (1)
#10.11
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

*#10.16	Employment Offer Letter Agreement, dated August 5, 2013 between Syniverse Technologies LLC and Joseph DiFonzo
10.17
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (7)

10.18
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (8)

*#10.19	Form of Restricted Stock Award Agreement for 2011 Equity Incentive Plan
*#10.20	First Amendment to the 2011 Equity Incentive Plan
*12.1	Statement regarding computation of ratio of earnings to fixed charges

Exhibit No.	Description
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by the Company and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 10, 2006.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by Syniverse Holdings, Inc. on February 27, 2009 .

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 26, 2012.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 8, 2012.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Syniverse Holdings, Inc. on March 6, 2013.

(7)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 14, 2013.

(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 13, 2013.

*	Filed herewith

**	Furnished herewith

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