Form 10-Q
period 2014-03-31
SYNIVERSE HOLDINGS INC
filed 2014-05-14
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at May 7, 2014 was 1,000.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,962	$306,400
Accounts receivable, net of allowances of $11,572 and $8,717, respectively	185,668	187,704
Deferred tax assets	19,925	14,964
Income taxes receivable	12,581	9,849
Prepaid and other current assets	36,172	39,525
Total current assets	548,308	558,442
Property and equipment, net	117,781	106,406
Capitalized software, net	234,149	238,288
Deferred costs, net	56,016	58,375
Goodwill	2,150,880	2,150,364
Identifiable intangibles, net	510,544	539,088
Deferred tax assets	5,584	5,584
Other assets	14,253	12,471
Total assets	$3,637,515	$3,669,018
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$37,663	$25,291
Income taxes payable	6,073	10,179
Accrued liabilities	77,872	113,757
Deferred revenues	8,773	6,164
Deferred tax liabilities	4,115	4,115
Current portion of capital lease obligation	6,972	6,571
Total current liabilities	141,468	166,077
Long-term liabilities:
Deferred tax liabilities	220,133	214,428
Long-term capital lease obligation, net of current maturities	3,126	409
Long-term debt, net of current portion and original issue discount	2,051,916	2,051,248
Other long-term liabilities	48,037	47,709
Total liabilities	2,464,680	2,479,871
Commitments and contingencies
Redeemable noncontrolling interest	—	501
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,227,004	1,225,374
Accumulated deficit	(87,741)	(71,244)
Accumulated other comprehensive income	27,190	27,735
Total Syniverse Holdings, Inc. stockholder equity	1,166,453	1,181,865
Nonredeemable noncontrolling interest	6,382	6,781
Total equity	1,172,835	1,188,646
Total liabilities and stockholder equity	$3,637,515	$3,669,018
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues	$219,700	$183,882
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88,392	71,931
Sales and marketing	22,553	20,149
General and administrative	38,039	31,142
Depreciation and amortization	55,807	45,087
Employee termination benefits	2,967	672
Restructuring	22	386
Acquisition expenses	—	4,392
	207,780	173,759
Operating income	11,920	10,123
Other income (expense), net:
Interest income	194	50
Interest expense	(30,184)	(26,844)
Equity income in investee	307	—
Other, net	1,307	(684)
	(28,376)	(27,478)
Loss before benefit from income taxes	(16,456)	(17,355)
Benefit from income taxes	(239)	(4,308)
Net loss	(16,217)	(13,047)
Net income attributable to nonredeemable noncontrolling interest	280	412
Net loss attributable to Syniverse Holdings, Inc.	$(16,497)	$(13,459)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net loss	$(16,217)	$(13,047)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment (1)	(439)	(1,087)
Amortization of unrecognized loss included in net periodic pension cost (2)	104	—
Other comprehensive loss	(335)	(1,087)
Comprehensive loss	(16,552)	(14,134)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	490	527
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(17,042)	$(14,661)

(1)	Foreign currency translation adjustment is shown net of income tax benefit of $235 and $590 for the three months ended March 31, 2014 and 2013, respectively.

(2)	Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $43 for the three months ended March 31, 2014.
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$6,760	$1,196,427
Net (loss) income	—	—	—	(13,459)	—	412	(13,047)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(1,202)	115	(1,087)
Stock-based compensation	—	—	3,698	—	—	—	3,698
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(791)	(791)
Distribution to Syniverse Corporation	—	—	(18)	—	—	—	(18)
Balance, March 31, 2013 (Unaudited)	1	$—	$1,219,030	$(38,172)	$(2,172)	$6,496	$1,185,182

Balance, December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(16,497)	—	280	(16,217)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(649)	210	(439)
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	104	—	104
Stock-based compensation	—	—	2,019	—	—	—	2,019
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(889)	(889)
Distribution to Syniverse Corporation	—	—	(389)	—	—	—	(389)
Balance, March 31, 2014 (Unaudited)	1	$—	$1,227,004	$(87,741)	$27,190	$6,382	$1,172,835
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(16,217)	$(13,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,807	45,087
Amortization of deferred debt issuance costs and original issue discount	3,026	2,001
Allowance for credit memos and uncollectible accounts	4,530	1,958
Deferred income tax benefit	846	(3,161)
Stock-based compensation	2,019	3,698
Other, net	1,333	964
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	(13,196)
Income taxes receivable or payable	(6,632)	(1,845)
Prepaid and other current assets	(1,423)	(4,616)
Accounts payable	12,179	7,090
Accrued liabilities and deferred revenues	(33,064)	(3,682)
Other assets and other long-term liabilities	(1,835)	(900)
Net cash provided by operating activities	18,140	20,351
Cash flows from investing activities
Capital expenditures	(30,921)	(19,085)
Redemption of certificate of deposit	3,701	—
Net cash used in investing activities	(27,220)	(19,085)
Cash flows from financing activities
Debt issuance costs paid	—	(625)
Payments on capital lease obligation	(670)	(626)
Principal payments on Initial Term Loans	—	(2,375)
Distribution to Syniverse Corporation	(389)	(18)
Purchase of redeemable noncontrolling interest	(501)	—
Distribution to nonredeemable noncontrolling interest	(889)	(791)
Net cash used in financing activities	(2,449)	(4,435)
Effect of exchange rate changes on cash	(909)	(403)
Net decrease in cash	(12,438)	(3,572)
Cash at beginning of period	306,400	232,195
Cash at end of period	$293,962	$228,623

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$3,783	$4,985
Supplemental cash flow information
Interest paid	$38,853	$34,083
Income taxes paid	$5,546	$698

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a board range of participants in the mobile ecosystem, including over 1,000 mobile network operators (“MNOs”), and over 550 over-the-top providers (“OTTs”) and enterprises. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including 7 of the 10 largest U.S. banks, 3 major banks in Asia and the top 3 credit card networks worldwide.
Founded in 1987, Syniverse now provides approximately 60 mission-critical services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service as evidenced by our over 99.999% network availability.

In March 2014, our parent Buccaneer Holdings, Inc. (“Buccaneer”) completed a corporate restructuring (the “Restructuring”) to create a new holding company structure under Syniverse Corporation, a Delaware corporation formed on March 20, 2014. To effect the restructuring, (i) Syniverse Corporation was formed by Buccaneer and in turn, formed Buccaneer Holdings, LLC, a Delaware limited liability company (“Buccaneer LLC”) and (ii) pursuant to an agreement and plan of reorganization, dated as of March 26, 2014, Buccaneer merged with and into Buccaneer LLC in a common control transaction with Buccaneer LLC surviving as a direct and wholly-owned subsidiary of Syniverse Corporation. As a result of the Restructuring, Buccaneer LLC became our direct parent.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2013 (the “2013 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2013 financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

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

Restricted Cash

On occasion, we are required to maintain cash or certificates of deposit with certain banks with respect to contractual obligations related to acquisitions or other collateral required under certain contractual or other terms. As of March 31, 2014, the amount of restricted cash was $2.4 million, of which $1.8 million was included in Prepaid and other current assets and $0.6 million was included in Other assets in the unaudited condensed consolidated balance sheets. As of December 31, 2013, the amount of restricted cash was $6.2 million, of which $5.5 million was included in Prepaid and other current assets and $0.7 million was included in Other assets in the unaudited condensed consolidated balance sheets.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $565.3 million and $492.9 million as of March 31, 2014 and December 31, 2013, respectively.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013, we recorded foreign currency transaction gains of $1.3 million and foreign currency transaction losses of $0.7 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income and is included in stockholder equity in the unaudited condensed consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of accumulated other comprehensive income. Items within the unaudited condensed consolidated statements of operations are translated at the average rates prevailing during the period.

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

Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2014	2013
(in thousands)	Unaudited
Mobile Transaction Services	$187,074	$161,850
Enterprise & Intelligence Solutions	32,626	22,032
Revenues	$219,700	$183,882

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2014	2013
(in thousands)	Unaudited
North America	$144,950	$135,867
Europe, Middle East and Africa	37,842	15,443
Asia Pacific	19,768	16,266
Caribbean and Latin America	17,140	16,306
Revenues	$219,700	$183,882

Reclassifications of Prior Year Presentation

Certain reclassifications of 2013 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. For the three months ended March 31, 2013, we reclassified certain non-retirement post-employment benefits out of Restructuring into the Employee termination benefits line item in our unaudited condensed consolidated statement of operations. For the three months ended March 31, 2013, we reclassified Acquisition expenses out of General and administrative expenses into the Acquisition expenses line item in our unaudited condensed consolidated statement of operations. Acquisition expenses consist primarily of professional services costs, such as legal, tax, audit and transaction advisory costs, all of which were incurred in conjunction with the Acquisition (as defined below). See Note 4 for additional details regarding the Acquisition.

3. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which is included in the Accounting Standard Codification (“ASC”) in Topic 830 “Foreign Currency Matters”. ASU 2013-05 clarifies the treatment of cumulative translation adjustment (“CTA”) for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The amendments in this update provide for the release of the CTA into net income only if a sale or transfer represents a sale or complete or substantially complete liquidation of an investment in a foreign entity. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This accounting standard was effective for our financial statements beginning January 1, 2014 and is to be applied prospectively. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is included in the ASC in Topic 740 “Income Taxes”. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This accounting standard was effective for our financial statements beginning January 1, 2014. The adoption of this standard was applied prospectively and did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

4. MACH Acquisition

On June 28, 2013 (the “Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of the transaction, we acquired from WP Roaming, a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit (as defined below) of €30.0 million paid to the Seller on July 2, 2012.

WP Roaming is a holding company which conducted the business of MACH S.à r.l. (“MACH”). The Acquisition added to our global customer base and geographic scale due to MACH’s strong presence in the Europe, Middle East and Africa and Asia Pacific regions. In addition, the Acquisition enhanced our portfolio of services, allowing us to leverage complementary technology platforms and increased our reach with more direct connections to support Mobile Transaction Services and Enterprise & Intelligence Solutions that enable our acquired and existing customers to deliver superior experiences to their end users.

At the closing of the Acquisition, we paid to the Seller an amount equal to approximately €140.0 million, representing €172.7 million (the “Base Amount”), less preliminary adjustments of €37.2 million, plus €4.5 million, representing €250.0 per month from December 31, 2011 through the Acquisition Date, reflecting a “locked box” approach, such that Syniverse Holdings, Inc. acquired WP Roaming with economic effect from December 31, 2011. In addition, at the Acquisition Date, Syniverse, on behalf of WP Roaming, paid €313.0 million and $81.5 million for amounts outstanding to WP Roaming's two third-party lenders in order to ensure the release of all related guarantees and security interests. On July 2, 2012, Syniverse Holdings, Inc. paid the Seller a deposit of €30.0 million (the “Deposit”) which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and other amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058 or $630.5 million.

The Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Acquisition Date. The fair value of the net assets acquired was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate certain purchase price adjustments under the purchase agreement. Syniverse will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Acquisition Date.

The following table summarizes the preliminary allocation of the purchase price, including adjustments to previously reported figures on June 30, 2013, to the estimated fair values of the assets acquired and liabilities assumed in connection with the Acquisition based on their fair values on the Acquisition Date:

	As initially reported on	Measurement period	June 30, 2013
	June 30, 2013	adjustments	(as adjusted)
(in thousands)
Total purchase price	$712,009	$—	$712,009
Less: cash acquired	44,644	—	44,644
Cash consideration	$667,365	$—	$667,365

Fair value of net assets acquired:
Cash	$44,644	$—	$44,644
Accounts receivable	26,887	(1,011)	25,876
Prepaid and other current assets	10,456	(530)	9,926
Assets held for sale	11,046	(226)	10,820
Property and equipment	7,157	—	7,157
Capitalized software	74,229	(1,952)	72,277
Customer relationships	207,037	(41,381)	165,656
Other identifiable intangible assets	2,103	—	2,103
Deferred tax assets	897	2,752	3,649
Other assets	5,657	(390)	5,267
Accounts payable	(8,847)	—	(8,847)
Income taxes payable	(1,993)	584	(1,409)
Accrued liabilities	(32,638)	(15,021)	(47,659)
Deferred revenues	(1,484)	—	(1,484)
Liabilities related to assets held for sale	(2,693)	226	(2,467)
Deferred tax liabilities	(27,636)	2,890	(24,746)
Redeemable noncontrolling interest	(203)	(298)	(501)
Net assets acquired	314,619	(54,357)	260,262
Allocation to goodwill	$397,390	$54,357	$451,747

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $451.7 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred Acquisition related expenses of $4.4 million for the three months ended March 31, 2013. These costs were recorded in Acquisition expenses in our unaudited condensed consolidated statements of operations. No Acquisition related expenses were incurred for the three months ended March 31, 2014.

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

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the three months ended March 31, 2013 represent combined revenue and loss from continuing operations as if the Acquisition had taken place on January 1, 2013. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Acquisition taken place on the date indicated or the results of operations that may result in the future.

Three Months Ended March 31,
(in thousands)	2013
Revenues	$219,322
Net loss attributable to Syniverse Holdings, Inc.	$(10,234)

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$22,645	$41,036
Accrued interest	15,434	27,245
Accrued network payables	9,681	8,596
Accrued revenue share expenses	4,869	3,560
Other accrued liabilities	25,243	33,320
Total accrued liabilities	$77,872	$113,757

6. Debt and Credit Facilities

Our total outstanding debt as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(10,625)	(11,166)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,959)	(3,086)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total long-term debt	$2,051,916	$2,051,248

Amortization of original issue discount and deferred financing fees for the three months ended March 31, 2014 and 2013 was $3.0 million and $2.0 million, respectively, and was related to our Senior Credit Facility (as defined below) and senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a Credit Agreement with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the Acquisition.

On September 23, 2013, the Company made a prepayment of $50.0 million on the Term Loan Facilities, of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, Syniverse accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs.

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

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our wholly owned subsidiary, entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). On May 28, 2013, Finance Sub entered into an amendment to the Delayed Draw Credit Agreement. Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account (“Escrow Term Loans”) and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively (the “Escrowed Funds”). The Escrowed Funds were released to Finance Sub on June 28, 2013 (the “Release”). In addition to the pre-funded amount, we paid additional ticking fees of $1.0 million during the second quarter of 2013. These fees were paid to our committing arranger banks to compensate for a backstop commitment during the time lag between the commitment allocation and actual funding for the Delayed Draw Facility.

7. Stock-Based Compensation

Effective April 6, 2011, our parent established the 2011 Equity Incentive Plan (the "2011 Plan") for the employees, consultants, and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Syniverse Corporation will issue shares of common stock of Syniverse Corporation to satisfy equity based compensation instruments.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
(in thousands)	(Unaudited)
Cost of operations	$71	$239
Sales and marketing	841	1,599
General and administrative	1,107	1,860
Total stock-based compensation	$2,019	$3,698

In February 2013, the Compensation Committee of our Board of Directors, utilizing the discretion afforded under the 2011 Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

The following table summarizes our stock option activity under the 2011 Plan for the three months ended March 31, 2014:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2013	9,203,082	$11.07
Granted	359,999	15.00
Exercised	(244,166)	10.85
Canceled or expired	(409,167)	10.71
Outstanding at March 31, 2014	8,909,748	$11.25

The fair value of options granted during the three months ended March 31, 2014, was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.15%
Volatility factor	50.00%
Dividend yield	—%
Weighted average expected life of options (in years)	6.50

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the three months ended March 31, 2014:

	December 31, 2013				March 31, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$2,698	2,967	(2,299)	6	$3,372

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs.

The following table summarizes the activity in our restructuring liabilities for the three months ended March 31, 2014:

	December 31, 2013			March 31, 2014
(in thousands)	Balance (1)	Additions	Payments	Balance
December 2011 Plan	264	22	(6)	280
December 2010 Plan	619	—	—	619
Total	$883	$22	$(6)	$899

(1)
December 31, 2013 balance has been adjusted to exclude Employee termination benefits, which has been reclassified into a single line item in our unaudited condensed consolidated statements of operations.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of March 31, 2014.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. As of March 31, 2014, we have paid $2.1 million related to this plan.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2014 and 2013, was a benefit of 1.5% and 24.8%, respectively. The change in our effective tax rate was chiefly attributable to (i) the inclusion of the forecasted earnings impact of the MACH entities in calculating the annual effective tax rate, (ii) certain favorable permanent items in the prior year and (iii) a shift in taxable income to lower foreign tax rate jurisdictions.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return under Syniverse Corporation. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying unaudited condensed consolidated statements of operations.

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2014, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three months ended March 31, 2014 and 2013.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

At March 31, 2014 and December 31, 2013, restricted cash included $1.3 million of cash held in escrow related to additional cash payments that will be made to the former owner of an entity acquired by MACH in 2011 as required under a purchase agreement existing at the Acquisition Date. This amount is reflected in the financial statements at its carrying value, which approximates its fair value (Level 3).

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 3 of the fair value hierarchy.

The carrying amounts and fair values of our long-term debt as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$913,545	$911,835	$916,394
Tranche B Term Loans	678,665	679,937	678,665	683,331
Senior Notes	475,000	518,344	475,000	520,125

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

12. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011 we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a management fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $3.0 million and reimburse their out-of-pocket expenses. During the three months ended March 31, 2014 and 2013, we recorded $0.8 million and $1.0 million, respectively, associated with the management fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term loans. As of March 31, 2014 and December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term loans, respectively.

13. Supplemental Consolidating Financial Information

We have presented supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the Subsidiary Guarantors and the subsidiary non-guarantors for all periods presented to reflect the guarantor structure under the Senior Notes. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by the 100% owned Subsidiary Guarantors. Syniverse, Inc.’s other subsidiaries are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$200,156	$93,806	$—	$293,962
Accounts receivable, net of allowances	—	135,102	50,566	—	185,668
Accounts receivable - affiliates	1,919,420	1,984,877	326,073	(4,230,370)	—
Interest receivable - affiliates	198	—	3,211	(3,409)	—
Deferred tax assets	6,746	11,742	1,437	—	19,925
Income taxes receivable	—	9,292	3,289	—	12,581
Prepaid and other current assets	1,543	19,347	15,282	—	36,172
Total current assets	1,927,907	2,360,516	493,664	(4,233,779)	548,308
Property and equipment, net	—	93,081	24,700	—	117,781
Capitalized software, net	—	182,171	51,978	—	234,149
Deferred costs, net	56,016	—	—	—	56,016
Goodwill	—	1,710,354	440,526	—	2,150,880
Identifiable intangibles, net	—	379,652	130,892	—	510,544
Long-term note receivable - affiliates	6,533	—	4,750	(11,283)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,417	10,836	—	14,253
Investment in subsidiaries	2,438,188	786,504	—	(3,224,692)	—
Total assets	$4,428,644	$5,515,695	$1,162,930	$(7,469,754)	$3,637,515

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$24,955	$12,708	$—	$37,663
Accounts payable - affiliates	1,190,281	2,781,749	258,340	(4,230,370)	—
Income taxes payable	—	—	6,073	—	6,073
Accrued liabilities	15,307	37,647	24,918	—	77,872
Accrued interest - affiliates	—	278	3,131	(3,409)	—
Deferred revenues	—	3,130	5,643	—	8,773
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	6,831	141	—	6,972
Total current liabilities	1,205,588	2,854,590	315,069	(4,233,779)	141,468
Long-term liabilities:
Long-term note payable - affiliates	—	11,283	—	(11,283)	—
Deferred tax liabilities	4,687	185,370	30,076	—	220,133
Long-term capital lease obligation, net of current maturities	—	3,080	46	—	3,126
Long-term debt, net of current portion and original issue discount	2,051,916	—	—	—	2,051,916
Other long-term liabilities	—	23,184	24,853	—	48,037
Total liabilities	3,262,191	3,077,507	370,044	(4,245,062)	2,464,680
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,255,164	2,251,175	559,026	(2,838,361)	1,227,004
(Accumulated deficit) retained earnings	(87,741)	186,480	70,427	(256,907)	(87,741)
Accumulated other comprehensive (loss) income	(970)	533	26,504	1,123	27,190
Total Syniverse Holdings Inc. stockholder equity	1,166,453	2,438,188	792,886	(3,231,074)	1,166,453
Nonredeemable noncontrolling interest	—	—	—	6,382	6,382
Total equity	1,166,453	2,438,188	792,886	(3,224,692)	1,172,835
Total liabilities and stockholder equity	$4,428,644	$5,515,695	$1,162,930	$(7,469,754)	$3,637,515

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$165,825	$53,875	$—	$219,700
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	66,490	21,902	—	88,392
Sales and marketing	—	13,037	9,516	—	22,553
General and administrative	—	31,917	6,122	—	38,039
Depreciation and amortization	—	44,333	11,474	—	55,807
Employee termination benefits	—	1,680	1,287	—	2,967
Restructuring charges	—	22	—	—	22
	—	157,479	50,301	—	207,780
Operating income	—	8,346	3,574	—	11,920
Other income (expense), net:
Income (loss) from equity investment	16,805	(4,099)	—	(12,706)	—
Interest income	—	5	189	—	194
Interest expense	(30,013)	(92)	(79)	—	(30,184)
Interest expense - affiliate	64	—	(64)	—	—
Equity income in investee	—	—	307	—	307
Other, net	731	462	114	—	1,307
	(12,413)	(3,724)	467	(12,706)	(28,376)
(Loss) income before provision for (benefit from) income taxes	(12,413)	4,622	4,041	(12,706)	(16,456)
Provision for (benefit from) income taxes	4,084	(12,183)	7,860	—	(239)
Net (loss) income	(16,497)	16,805	(3,819)	(12,706)	(16,217)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	280	280
Net (loss) income attributable to Syniverse Holdings, Inc.	$(16,497)	$16,805	$(3,819)	$(12,986)	$(16,497)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(16,497)	$16,805	$(3,819)	$(12,706)	$(16,217)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $235	—	—	(439)	—	(439)
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $43	—	—	104	—	104
Other comprehensive loss	—	—	(335)	—	(335)
Comprehensive (loss) income	(16,497)	16,805	(4,154)	(12,706)	(16,552)
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	490	490
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(16,497)	$16,805	$(4,154)	$(13,196)	$(17,042)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(16,497)	$16,805	$(3,819)	$(12,706)	$(16,217)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	44,333	11,474	—	55,807
Amortization of deferred debt issuance costs and original issue discount	3,026	—	—	—	3,026
Allowance for credit memos and uncollectible accounts	—	1,860	2,670	—	4,530
Deferred income tax (benefit) expense	4,085	(10,790)	7,551	—	846
(Income) loss from equity investment	(16,805)	4,099	—	12,706	—
Stock-based compensation	2,019	—	—	—	2,019
Other, net	—	—	1,333	—	1,333
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(1,390)	(1,039)	—	(2,429)
Accounts receivable - affiliates	(3,552)	(119,330)	122,882	—	—
Income taxes receivable or payable	—	(1,521)	(5,111)	—	(6,632)
Prepaid and other current assets	—	2,524	(3,947)	—	(1,423)
Accounts payable	—	10,599	1,580	—	12,179
Accounts payable - affiliates	39,962	78,201	(118,163)	—	—
Accrued liabilities and deferred revenues	(11,849)	(12,373)	(8,842)	—	(33,064)
Other assets and other long-term liabilities	—	(397)	(1,438)	—	(1,835)
Net cash provided by operating activities	389	12,620	5,131	—	18,140
Cash flows from investing activities
Capital expenditures	—	(19,120)	(11,801)	—	(30,921)
Redemption of certificate of deposit	—	—	3,701	—	3,701
Net cash used in investing activities	—	(19,120)	(8,100)	—	(27,220)
Cash flows from financing activities
Payments on capital lease obligation	—	(640)	(30)	—	(670)
Distribution to Syniverse Corporation	(389)	—	—	—	(389)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(889)	—	(889)
Net cash used in financing activities	(389)	(640)	(1,420)	—	(2,449)
Effect of exchange rate changes on cash	—	(18)	(891)	—	(909)
Net decrease in cash	—	(7,158)	(5,280)	—	(12,438)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$200,156	$93,806	$—	$293,962

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$207,314	$99,086	$—	$306,400
Accounts receivable, net of allowances	—	135,524	52,180	—	187,704
Accounts receivable - affiliates	1,915,933	1,865,025	237,274	(4,018,232)	—
Interest receivable - affiliates	2,368	—	—	(2,368)	—
Deferred tax assets	9,317	4,217	1,430	—	14,964
Income taxes receivable	—	7,400	2,449	—	9,849
Prepaid and other current assets	1,544	21,872	16,109	—	39,525
Total current assets	1,929,162	2,241,352	408,528	(4,020,600)	558,442
Property and equipment, net	—	88,339	18,067	—	106,406
Capitalized software, net	—	187,099	51,189	—	238,288
Deferred costs, net	58,375	—	—	—	58,375
Goodwill	—	1,710,100	440,264	—	2,150,364
Identifiable intangibles, net	—	400,897	138,191	—	539,088
Long-term note receivable - affiliates	—	11,732	—	(11,732)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,179	9,292	—	12,471
Investment in subsidiaries	2,434,279	779,982	—	(3,214,261)	—
Total assets	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,358	$10,933	$—	$25,291
Accounts payable - affiliates	1,150,319	2,703,548	164,365	(4,018,232)	—
Income taxes payable	—	—	10,179	—	10,179
Accrued liabilities	27,156	51,792	34,809	—	113,757
Accrued interest - affiliates	—	—	2,368	(2,368)	—
Deferred revenues	—	1,334	4,830	—	6,164
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	6,428	143	—	6,571
Total current liabilities	1,177,475	2,777,460	231,742	(4,020,600)	166,077
Long-term liabilities:
Long-term note payable - affiliates	6,540	—	5,192	(11,732)	—
Deferred tax liabilities	4,688	187,496	22,244	—	214,428
Long-term capital lease obligation, net of current maturities	—	333	76	—	409
Long-term debt, net of current portion and original issue discount	2,051,248	—	—	—	2,051,248
Other long-term liabilities	—	23,112	24,597	—	47,709
Total liabilities	3,239,951	2,988,401	283,851	(4,032,332)	2,479,871
Commitments and contingencies:
Redeemable noncontrolling interest	—	—	501	—	501
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,254,079	2,264,071	548,539	(2,841,315)	1,225,374
(Accumulated deficit) retained earnings	(71,244)	169,675	74,246	(243,921)	(71,244)
Accumulated other comprehensive (loss) income	(970)	533	27,049	1,123	27,735
Total Syniverse Holdings Inc. stockholder equity	1,181,865	2,434,279	786,763	(3,221,042)	1,181,865
Nonredeemable noncontrolling interest	—	—	—	6,781	6,781
Total equity	1,181,865	2,434,279	786,763	(3,214,261)	1,188,646
Total liabilities and stockholder equity	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$159,077	$24,805	$—	$183,882
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	61,807	10,124	—	71,931
Sales and marketing	—	14,679	5,470	—	20,149
General and administrative	—	35,580	(4,438)	—	31,142
Depreciation and amortization	—	43,386	1,701	—	45,087
Employee termination benefits	—	323	349	—	672
Restructuring charges	—	386	—	—	386
Acquisition expenses	—	—	4,392	—	4,392
	—	156,161	17,598	—	173,759
Operating income	—	2,916	7,207	—	10,123
Other income (expense), net:
Income (loss) from equity investment	8,247	13,370	—	(21,617)	—
Interest income	—	2	48	—	50
Interest expense	(26,652)	(180)	(12)	—	(26,844)
Other, net	—	(787)	450	(347)	(684)
	(18,405)	12,405	486	(21,964)	(27,478)
(Loss) income before (benefit from) provision for income taxes	(18,405)	15,321	7,693	(21,964)	(17,355)
(Benefit from) provision for income taxes	(5,293)	7,074	(6,089)	—	(4,308)
Net (loss) income	(13,112)	8,247	13,782	(21,964)	(13,047)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	412	412
Net (loss) income attributable to Syniverse Holdings, Inc.	$(13,112)	$8,247	$13,782	$(22,376)	$(13,459)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(13,112)	$8,247	$13,782	$(21,964)	$(13,047)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $590	—	—	(1,087)	—	(1,087)
Other comprehensive loss	—	—	(1,087)	—	(1,087)
Comprehensive (loss) income	(13,112)	8,247	12,695	(21,964)	(14,134)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	527	527
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(13,112)	$8,247	$12,695	$(22,491)	$(14,661)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net (loss) income	$(13,112)	$8,247	$13,782	$(21,964)	$(13,047)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	43,386	1,701	—	45,087
Amortization of deferred debt issuance costs and original issue discount	2,001	—	—	—	2,001
Allowance for credit memos and uncollectible accounts	—	2,169	(211)	—	1,958
Deferred income tax (benefit) expense	(5,293)	8,182	(6,050)	—	(3,161)
(Income) loss from equity investment	(8,247)	(13,370)	—	21,617	—
Stock-based compensation	3,698	—	—	—	3,698
Other, net	—	—	617	347	964
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(13,711)	515	—	(13,196)
Accounts receivable - affiliates	(3,712)	(103,054)	106,766	—	—
Income taxes receivable or payable	—	(180)	(1,665)	—	(1,845)
Prepaid and other current assets	35	(2,072)	(2,579)	—	(4,616)
Accounts payable	—	5,107	1,983	—	7,090
Accounts payable - affiliates	36,382	75,415	(111,797)	—	—
Accrued liabilities and deferred revenues	(9,359)	5,474	203	—	(3,682)
Other assets and other long-term liabilities	—	2,601	(3,501)	—	(900)
Net cash provided by (used in) operating activities	2,393	18,194	(236)	—	20,351
Cash flows from investing activities
Capital expenditures	—	(16,278)	(2,807)	—	(19,085)
Net cash used in investing activities	—	(16,278)	(2,807)	—	(19,085)
Cash flows from financing activities
Debt issuance costs paid	—	(625)	—	—	(625)
Payments on capital lease obligation	—	(587)	(39)	—	(626)
Principal payments on Initial Term Loans	(2,375)	—	—	—	(2,375)
Distribution to Syniverse Corporation	(18)	—	—	—	(18)
Distribution to nonredeemable noncontrolling interest	—	—	(791)	—	(791)
Net cash used in financing activities	(2,393)	(1,212)	(830)	—	(4,435)
Effect of exchange rate changes on cash	—	(2,797)	2,394	—	(403)
Net decrease in cash	—	(2,093)	(1,479)	—	(3,572)
Cash and cash equivalents at beginning of period	—	182,869	49,326	—	232,195
Cash and cash equivalents at end of period	$—	$180,776	$47,847	$—	$228,623

14. Subsequent Event

On May 12, 2014, Syniverse Technologies, LLC, a Delaware limited liability company and our wholly-owned subsidiary, entered into an agreement and plan of merger (the “Merger Agreement”) among Aicent Holdings Corporation, a Delaware corporation (“Aicent”), Putter Merger Co., Inc., a subsidiary of Syniverse Technologies, LLC (“Merger Sub”) and TA Associates Management, L.P., as Seller Representative, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Aicent with Aicent surviving as a wholly-owned subsidiary of Syniverse Technologies, LLC (the “Transaction). Aicent is engaged in the business of Internetwork Packet Exchange, CDMA Data Roaming Exchange and General Packet Radio Service Roaming Exchange network services, SMS and MMS messaging services and roaming business intelligence services for mobile network operators, enterprise and other mobile industry participants.  At the closing of the Transaction, Syniverse Technologies, LLC will pay to holders of equity interests and options in Aicent an amount equal to $290 million, subject to certain adjustments based upon closing date cash, debt, working capital and 2013 EBITDA of Aicent. The Transaction is subject to regulatory approval and other customary closing conditions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including, without limitation, those under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary business and technologies;

•	our ability to realize the expected benefit of the MACH acquisition;

•	our ability to adapt quickly to technological change;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network build-outs by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain, including our ability to receive or retain the required licenses or authorizations;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth

•	our ability to service our debt; and

•	the significant influence Carlyle has over corporate decisions.

All forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a board range of participants in the mobile ecosystem, including over 1,000 mobile network operators (“MNOs”), and over 550 over-the-top providers (“OTTs”) and enterprises. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including 7 of the 10 largest U.S. banks, 3 major banks in Asia and the top 3 credit card networks worldwide.
Founded in 1987, Syniverse now provides approximately 60 mission-critical services to manage the realtime exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service as evidenced by our over 99.999% network availability. Our comprehensive suite of Mobile Transaction Services and Enterprise & Intelligence Solutions includes the services described below.

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process, and exchange end-user billing records between MNOs.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the routing and delivery of Short Message Service (“SMS”), Multimedia Messaging Service (“MMS”) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Provide business intelligence tools to MNOs for real-time policy management and fraud control.
Enterprise & Intelligence Solutions: Solutions that bridge OTTs and enterprises with MNOs, incorporating our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

•	Connect enterprises to the mobile ecosystem to allow them to reliably reach and interact with their customers and employees via mobile devices.

•	Bridge OTTs to the mobile ecosystem allowing OTT end-users to seamlessly interact with traditional mobile end-users.

•	Provide data analytics and business intelligence services designed to measure, enhance and secure the end-user experience for our enterprise and OTT customers.

•	Provide data collection and analysis services to enable MNOs to measure and manage the subscriber experience across networks.

Executive Overview
Financial Highlights
Revenues increased $35.8 million, or 19.5%, to $219.7 million from $183.9 million for the comparable prior year period. Mobile Transaction Services revenue increased $25.2 million, or 15.6%, to $187.1 million for the three months ended March 31, 2014, from $161.9 million for the same period in 2013. Enterprise & Intelligence Solutions revenue increased $10.6 million, or 48.1%, to $32.6 million for the three months ended March 31, 2014, from $22.0 million for the same period in 2013. The Acquisition contributed $30.1 million to the increase in revenues for the three months ended March 31, 2014. Operating income increased $1.8 million to $11.9 million for the three months ended March 31, 2014 from $10.1 million for the same period in 2013. Net loss increased $3.2 million to $16.2 million for the three months ended March 31, 2014 from $13.0 million for the same period in 2013. Net loss for the three months ended March 31, 2014 includes a decrease in benefit from income taxes of $4.1 million. Adjusted EBITDA increased $12.1 million, or 18.2%, to $78.2 million for the three months ended March 31, 2014 from $66.2 million for the same period in 2013. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.
Business Developments

Corporate Restructuring

In March 2014, our parent Buccaneer Holdings, Inc. (“Buccaneer”) completed a corporate restructuring (the “Restructuring”) to create a new holding company structure under Syniverse Corporation, a Delaware corporation formed on March 20, 2014. To effect the restructuring, (i) Syniverse Corporation was formed by Buccaneer and in turn, formed Buccaneer Holdings, LLC, a Delaware limited liability company (“Buccaneer LLC”) and (ii) pursuant to an agreement and plan of reorganization, dated as of March 26, 2014, Buccaneer merged with and into Buccaneer LLC in a common control transaction with Buccaneer LLC surviving as a direct and wholly-owned subsidiary of Syniverse Corporation. As a result of the Restructuring, Buccaneer LLC became our direct parent.

MACH Acquisition

On June 28, 2013 (the “Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of the transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and the Deposit (as defined below) of €30.0 million.

WP Roaming is a holding company which conducted the business of MACH S.à r.l. (“MACH”). The Acquisition added to our global customer base and geographic scale due to MACH’s strong presence in Europe, Middle East and Africa and Asia Pacific Regions. In addition, the Acquisition enhanced our portfolio of services, allowing us to leverage complementary technology platforms and increase our reach with more direct connections to support Mobile Transaction Services and Enterprise & Intelligence Solutions that enable our acquired and existing customers to deliver superior experiences to their end users.

At the closing of the Acquisition, we paid to the Seller an amount equal to approximately €140.0 million. In addition, on the Acquisition Date, Syniverse Holdings, on behalf of WP Roaming, paid €313.0 million and $81.5 million, respectively, for amounts outstanding to WP Roaming's two third-party lenders. On July 2, 2012, we paid the Seller the Deposit of €30.0 million which was applied to the purchase price at the Acquisition Date. For purposes of the purchase price allocation, the Deposit and amounts paid in Euros at the Acquisition Date were converted to U.S. dollars using an exchange rate of 1.3058.

See Note 4 to our unaudited condensed consolidated financial statements for additional information regarding the Acquisition.

Tranche B Term Loans

On June 28, 2013, we received net proceeds of $696.5 million under the Tranche B Term Loans, the proceeds of which were used to refinance the Escrow Term Loans in full. Borrowings under the Tranche B Term Loans bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus 3.00% or, (ii) an alternative base rate plus 2.00%, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable.

Commencing on September 30, 2016, our Tranche B Term Loans will begin amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

Factors and Trends Affecting Our Results of Operations

Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “-Results of Operations”:

•
rapid technological change in the industries we serve, including the increasing demand for seamless and ubiquitous connectivity, personalized mobile services and the proliferation of new and increasingly complex mobile devices;

•	the rate at which new entrants to the mobile ecosystem adopt our services in order to connect to other mobile participants;

•	downward pressure on the prices we charge for our services from our existing customers as we enter into contract renewals;

•	the extent to which our customers build-out or expand their own networks, which could have a negative impact on transaction volume from those customers and on our revenue;

•	our ability to realize some or all of the anticipated benefits from our ongoing integration of the MACH business;

•
costs associated with our international operations, including integration of acquired international operations, compliance with applicable foreign regulations and fluctuations in foreign currency exchange rates;

•	the rate of growth associated with our expanded international operations and geographic reach;

•	our ability to execute on currently pending and future cost savings initiatives, including efficient resource allocation, management realignment and other activities;

•	the extent to which current or future customers develop in-house solutions to provide analogous services or seek alternative providers of our services;

•	consolidation in the mobile industry which may result in reduced transaction volumes;

•	the extent to which increasingly complex requirements and changes in the regulatory landscape affect us and our customers; and

•
proposed European Commission regulations that may affect our MNO customers’ roaming charges and increase downward pressure on the prices we charge for our data clearing services. A decrease in roaming charges may also lead to an increase in the number of roaming transactions, as the cost to end-users for such transactions would be reduced, and such an increase could drive growth in the number of transactions we process.

Revenues
Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with three-year terms. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services we offer to our customers are provided through applications, connectivity, and technology platforms owned and operated by us.
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. Approximately 83% of our revenues were generated by transaction-based fees during the first quarter of 2014. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.

Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, employee termination benefits expenses, restructuring and Acquisition expenses.

•
Cost of operations includes data processing costs, network costs, variable costs, such as revenue share service provider arrangements and message termination fees, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges. Variable costs are paid to third party providers and are direct costs that fluctuate either as a percentage of revenue or by the number of transactions processed.

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

•
Depreciation and amortization relate primarily to our property and equipment including our Signaling System 7 network, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded as a result of purchase accounting.

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of a leased facility.

•	Acquisition expenses include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Acquisition.

Results of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Three Months Ended March 31,
		% of		% of	2014 compared to 2013
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$187,074	85.1%	$161,850	88.0%	$25,224	15.6%
Enterprise & Intelligence Solutions	32,626	14.9%	22,032	12.0%	10,594	48.1%
Revenues	219,700	100.0%	183,882	100.0%	35,818	19.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88,392	40.2%	71,931	39.1%	16,461	22.9%
Sales and marketing	22,553	10.3%	20,149	11.0%	2,404	11.9%
General and administrative	38,039	17.3%	31,142	16.9%	6,897	22.1%
Depreciation and amortization	55,807	25.4%	45,087	24.5%	10,720	23.8%
Employee termination benefits	2,967	1.4%	672	0.4%	2,295	341.5%
Restructuring	22	0.0%	386	0.2%	(364)	(94.3)%
Acquisition expenses	—	—%	4,392	2.4%	(4,392)	(100.0)%
	207,780	94.6%	173,759	94.5%	34,021	19.6%
Operating income	11,920	5.4%	10,123	5.5%	1,797	17.8%
Other income (expense), net:
Interest income	194	0.1%	50	0.0%	144	288.0%
Interest expense	(30,184)	(13.7)%	(26,844)	(14.6)%	(3,340)	12.4%
Equity income in investee	307	0.1%	—	0.0%	307	—%
Other, net	1,307	0.7%	(684)	(0.4)%	1,991	(291.1)%
	(28,376)	(12.9)%	(27,478)	(14.9)%	(898)	3.3%
Loss before benefit from income taxes	(16,456)	(7.5)%	(17,355)	(9.4)%	899	(5.2)%
Benefit from income taxes	(239)	(0.1)%	(4,308)	(2.3)%	4,069	(94.5)%
Net loss	$(16,217)	(7.4)%	$(13,047)	(7.1)%	$(3,170)	24.3%

Revenues

Revenues increased $35.8 million to $219.7 million for the three months ended March 31, 2014 from $183.9 million for the same period in 2013. The increase in revenue was primarily driven by revenues of $30.1 million from the Acquisition in addition to $5.7 million from new contract wins and continued volume growth across our global IP network and enterprise connectivity services.

Revenue from Mobile Transaction Services increased $25.2 million, or 15.6%, to $187.1 million for the three months ended March 31, 2014 from $161.9 million for the same period in 2013. The increase in revenue was driven primarily by revenues of $22.7 million from the Acquisition. Excluding the Acquisition, revenue increased $2.5 million as a result of new business wins and continued volume growth across our advanced network interoperability services, which included growth in our messaging business resulting from higher volumes from a growing customer as well as an increase in international SMS volumes which were tempered by lower North American traffic. The increases were partially offset by a decline in revenue from our clearing and settlement services driven primarily by the continued impact of a network build out by a significant North American customer.

Revenue from Enterprise & Intelligence Solutions increased $10.6 million, or 48.1%, to $32.6 million for the three months ended March 31, 2014 from $22.0 million for the same period in 2013. The increase in revenue was driven by $7.4 million as a result of the Acquisition, along with organic growth of $3.2 million, or 14.5%, from new contract wins and volume growth in our enterprise connectivity services as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail.

Costs and Expenses

Cost of operations increased $16.5 million to $88.4 million for the three months ended March 31, 2014 from $71.9 million for the three months ended March 31, 2013. The table below summarizes our cost of operations by category of spending.

	Three Months Ended March 31,		2014 compared to 2013
(in thousands)	2014	2013	$ change	% change
Cost of Operations:
Headcount and related costs	$26,068	$23,317	$2,751	11.8%
Variable costs	25,628	15,570	10,058	64.6%
Data processing and related hosting and support costs	21,938	19,464	2,474	12.7%
Network costs	11,647	10,683	964	9.0%
Other operating related costs	3,111	2,897	214	7.4%
Cost of Operations	$88,392	$71,931	$16,461	22.9%

The increase in headcount and related costs was driven by additional headcount resulting from the Acquisition, partially offset by a decrease in performance and share based compensation. Variable costs increased primarily due to higher message termination fees related to volume increases in our enterprise connectivity services resulting from organic growth as well as additional volumes contributed by the Acquisition. As a result, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 17.2% for the three months ended March 31, 2014 compared to 12.6% for the same period in 2013. The increase in data processing, hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, as well as higher software maintenance costs related to additional service needs resulting from the Acquisition and organic growth. The increase in network costs was primarily driven by expansion of our network infrastructure to support global business growth. We intend to continue expanding our network infrastructure for the foreseeable future in order to support future growth opportunities.

As a percentage of revenues, cost of operations increased to 40.2% for the three months ended March 31, 2014 from 39.1% during the same period in 2013. On a pro forma basis, assuming the Acquisition had taken place on January 1, 2013, cost of operations was 38.6% of revenues for the three months ended March 31, 2013.

Sales and marketing expense increased $2.4 million to $22.6 million for the three months ended March 31, 2014 from $20.1 million for the same period in 2013. The Acquisition contributed $4.6 million primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the acquisition, sales and marketing expense decreased $2.2 million primarily due to a reduction in performance and share based compensation. As a percentage of revenues, sales and marketing expense decreased to 10.3% for the three months ended March 31, 2014 from 11.0% for the three months ended March 31, 2013.

General and administrative expense increased $6.9 million to $38.0 million for the three months ended March 31, 2014 from $31.1 million for the same period in 2013. The increase was driven primarily by headcount related costs, facilities expense and professional services costs resulting from the Acquisition. Excluding the impact of the Acquisition, general and administrative expense was flat to the prior year and included an increase in Acquisition integration planning costs, headcount related costs associated with additional resources to support global business growth and new product development initiatives, as well as an increase in facilities costs. These increases were partially offset by lower professional services costs and lower performance and shared based compensation. As a percentage of revenues, general and administrative expense increased to 17.3% for the three months ended March 31, 2014, from 16.9% for the comparable prior year period.

Depreciation and amortization expense increased $10.7 million to $55.8 million for the three months ended March 31, 2014 from $45.1 million for the same period in 2013. The increase was driven by $8.1 million of amortization of intangible assets, including capitalized software, and $2.6 million of depreciation of property and equipment, both of which were primarily driven by the Acquisition.

Employee termination benefits expense was $3.0 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase was driven primarily by severance costs related to a reduction-in-force in the current year as a result of cost saving initiatives.

Restructuring expense was less than $0.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was driven by severance costs related to restructuring plans entered into in prior periods. See Note 8 to the unaudited condensed consolidated financial statements included herein for additional details regarding our restructuring plans.

Acquisition expenses were $4.4 million for the three months ended March 31, 2013, and consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs. There were no Acquisition expenses for the three months ended March 31, 2014.

Other Income (Expense), net

Interest expense increased $3.3 million to $30.2 million for the three months ended March 31, 2014 from $26.8 million for the same period in 2013. The increase was primarily due to $7.8 million of interest expense related to the Tranche B Term Loans entered into during June 2013, partially offset by a $2.7 million decrease related to a principal pre-payment on our Initial Term Loans in September 2013 and a $1.7 million decrease due to ticking fees related to the Delayed Draw Facility in 2013.

Equity income in investee was $0.3 million for the three months ended March 31, 2014 and was comprised of income from our equity investment in a subsidiary acquired in the Acquisition.

Other, net increased $2.0 million to a $1.3 million gain for the three months ended March 31, 2014 from a $0.7 million loss for the same period in 2013. The increase was primarily due to foreign exchange gains driven by our expanded global operations resulting from the Acquisition.

Benefit from Income Taxes

We recorded an income tax benefit of $0.2 million for the three months ended March 31, 2014, compared to a benefit of $4.3 million for the same period in 2013. During the three months ended March 31, 2014, the effective tax rate was a benefit of 1.5%. During the three months ended March 31, 2013, the effective tax rate was a benefit of 24.8% . The change in our effective tax rate was chiefly attributable to (i) the inclusion of the forecasted earnings impact of the MACH entities in calculating the annual effective tax rate, (ii) certain favorable permanent items in the prior year and (iii) a shift in taxable income to lower foreign tax rate jurisdictions.

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

We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the Revolving Credit Facility will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $294.0 million at March 31, 2014 as compared to $306.4 million at December 31, 2013. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$18,140	$20,351
Net cash used in investing activities	(27,220)	(19,085)
Net cash used in financing activities	(2,449)	(4,435)
Effect of exchange rate changes on cash	(909)	(403)
Net decrease in cash	$(12,438)	$(3,572)

Net cash provided by operating activities decreased $2.2 million to $18.1 million for the three months ended March 31, 2014 from $20.4 million for the same period in 2013. The decrease was primarily due to:

•
increased cash used for working capital of $16.1 million due primarily to the timing of performance-based compensation payments and timing of income tax receipts and payments, partially offset by improved collections of accounts receivable and timing of payments to vendors; and

•	decreased net income adjusted for non-cash items of $13.8 million, primarily due to higher interest payments as compared to the prior year period, partially offset by improved operating income.

Net cash used in investing activities was $27.2 million for the three months ended March 31, 2014 as compared to $19.1 million for the three months ended March 31, 2013. The increase was driven by:

•
increased capital expenditures of $11.8 million primarily due to higher costs associated with capitalized software for new services, data center capacity increases and investments in our internal infrastructure; partially offset by

•	the redemption of a $3.7 million certificate of deposit.

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2014 as compared to $4.4 million for the three months ended March 31, 2013. The decrease was due to:

•	$2.4 million of principal payments on the Initial Term Loans in the prior year period. Due to a principal prepayment in September 2013, no principal payments are required in 2014; and

•	debt issuance costs of $0.6 million incurred in the prior year period.

The decreases were partially offset by:

•	the purchase of our redeemable noncontrolling interest of $0.5 million;

•	increased distribution to our parent of $0.4 million; and

•	increased distribution to nonredeemable noncontrolling interest of $0.1 million.

Debt and Credit Facilities

Senior Credit Facility

On April 23, 2012, we entered into a Credit Agreement with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for the Senior Credit Facility consisting of (i) the Initial Term Loans; and (ii) the Revolving Credit Facility for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the Acquisition.
As of March 31, 2014, we had a carrying amount of $911.8 million and $678.7 million, excluding original issue discount, of outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, respectively. At March 31, 2014, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.

The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at March 31, 2014, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $148.1 million at March 31, 2014.

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), Syniverse Holdings’ direct wholly-owned subsidiary entered into the Delayed Draw Credit Agreement with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the $700.0 million Delayed Draw Facility. On May 28, 2013, Finance Sub entered into an amendment to the Delayed Draw Credit Agreement. Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account (“Escrow Term Loans”) and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively. The Escrowed Funds were released to Finance Sub on June 28, 2013.

Non-GAAP Financial Measures
Adjusted EBITDA and Free Cash Flow are not presentations made in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as alternatives to net loss, operating income, revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity. We believe that Adjusted EBITDA and Free Cash Flow are measures commonly used by investors to evaluate our performance and that of our competitors. We further believe that the disclosure of Adjusted EBITDA and Free Cash Flow is useful to investors, as these non‑GAAP measures form the basis of how our executive team and Board of Directors evaluate our performance. By disclosing these non‑GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, some of the means by which our management team operates and evaluates our Company and facilitates comparisons of current period’s results with prior periods.
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
Adjusted EBITDA is determined by adding the following items to net loss: other income (expense), net, excluding the impact of equity income in investee, benefit from income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock compensation, Acquisition expenses, business development, integration and other related expenses including transition and integration costs generally and the Carlyle annual management fee including related expenses.
We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our ongoing business operations. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure used under the indenture for our Senior Notes.
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Reconciliation to Adjusted EBITDA
Net loss	$(16,217)	$(13,047)
Equity income in investee	307	—
Other expense, net	28,376	27,478
Benefit from income taxes	(239)	(4,308)
Depreciation and amortization	55,807	45,087
Employee termination benefits (a)	2,967	672
Restructuring (b)	22	386
Non-cash stock-based compensation (c)	2,019	3,698
Acquisition expenses (d)	—	4,392
Business development, integration and other expenses (e)	4,404	795
Management fee and related expenses (f)	798	1,030
Adjusted EBITDA	$78,244	$66,183

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits associated with our cost rationalization initiatives.

(b)	Reflects restructuring expense which is comprised primarily of contract termination costs associated with the exit of a leased facility.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Acquisition, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)
Reflects items associated with business development activities, integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(f)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is determined by adding the result of net cash provided by operating activities and Acquisition expenses less capital expenditures.
We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and evaluate the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$18,140	$20,351
Acquisition expenses	—	4,392
Capital expenditures	(30,921)	(19,085)
Free Cash Flow	$(12,781)	$5,658

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $565.3 million and $492.9 million as of March 31, 2014 and December 31, 2013, respectively.
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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a management fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $3.0 million and reimburse their out-of-pocket expenses. During the three months ended March 31, 2014 and 2013, we recorded $0.8 million and $1.0 million, respectively, associated with the management fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term loans. As of March 31, 2014 and December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term loans, respectively.

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

There have been no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of March 31, 2014. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2014, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2014 would have increased or decreased our revenues and net loss by approximately $5.2 million and $1.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. Based on the evaluation, as of March 31, 2014, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are currently assessing the control environment and intend to disclose all material changes resulting from the Acquisition completed on June 28, 2013 within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity. While we have obtained an understanding of the internal control environment, our assessment will include documentation, testing and evaluation of internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2013 Annual Report on Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

4.2	Form of Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)
*10.1	2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Incentive Plan of Buccaneer Holdings, Inc.)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

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

SYNIVERSE HOLDINGS, INC.
By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

Date: May 14, 2014

INDEX OF EXHIBITS

Exhibit No.	Description
*10.1	2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Incentive Plan of Buccaneer Holdings, Inc.)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

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