Form 10-Q
period 2014-06-30
SYNIVERSE HOLDINGS INC
filed 2014-08-12
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at August 7, 2014 was 1,000.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,249	$306,400
Accounts receivable, net of allowances of $14,542 and $8,717, respectively	185,315	187,704
Deferred tax assets	9,530	14,964
Income taxes receivable	13,076	9,849
Prepaid and other current assets	40,700	39,525
Total current assets	562,870	558,442
Property and equipment, net	125,590	106,406
Capitalized software, net	227,448	238,288
Deferred costs, net	53,594	58,375
Goodwill	2,148,116	2,150,364
Identifiable intangibles, net	481,100	539,088
Deferred tax assets	5,584	5,584
Other assets	13,062	12,471
Total assets	$3,617,364	$3,669,018
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$28,413	$25,291
Income taxes payable	2,614	10,179
Accrued liabilities	93,827	113,757
Deferred revenues	9,499	6,164
Deferred tax liabilities	4,115	4,115
Current portion of capital lease obligation	3,162	6,571
Total current liabilities	141,630	166,077
Long-term liabilities:
Deferred tax liabilities	208,227	214,428
Long-term capital lease obligation, net of current maturities	4,675	409
Long-term debt, net of original issue discount	2,052,591	2,051,248
Other long-term liabilities	48,398	47,709
Total liabilities	2,455,521	2,479,871
Commitments and contingencies
Redeemable noncontrolling interest	—	501
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,228,661	1,225,374
Accumulated deficit	(97,420)	(71,244)
Accumulated other comprehensive income	23,915	27,735
Total Syniverse Holdings, Inc. stockholder equity	1,155,156	1,181,865
Nonredeemable noncontrolling interest	6,687	6,781
Total equity	1,161,843	1,188,646
Total liabilities and stockholder equity	$3,617,364	$3,669,018
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$227,136	$193,271	$446,836	$377,153
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	92,368	71,934	180,760	143,865
Sales and marketing	20,038	16,528	42,591	36,677
General and administrative	32,166	28,690	70,205	59,831
Depreciation and amortization	56,099	49,500	111,906	94,587
Employee termination benefits	1,888	2,342	4,855	3,014
Restructuring	—	110	22	496
Acquisitions	1,476	16,553	1,476	20,945
	204,035	185,657	411,815	359,415
Operating income	23,101	7,614	35,021	17,738
Other income (expense), net:
Interest income	220	162	414	211
Interest expense	(30,356)	(31,117)	(60,540)	(57,961)
Equity loss in investee	(404)	—	(97)	—
Other, net	(1,602)	(553)	(295)	(1,237)
	(32,142)	(31,508)	(60,518)	(58,987)
Loss before (benefit from) provision for income taxes	(9,041)	(23,894)	(25,497)	(41,249)
(Benefit from) provision for income taxes	(24)	250	(263)	(4,058)
Net loss from continuing operations	(9,017)	(24,144)	(25,234)	(37,191)
Loss from discontinued operations, net of tax	(560)	—	(560)	—
Net loss	(9,577)	(24,144)	(25,794)	(37,191)
Net income attributable to nonredeemable noncontrolling interest	102	192	382	604
Net loss attributable to Syniverse Holdings, Inc.	$(9,679)	$(24,336)	$(26,176)	$(37,795)

Amounts attributable to Syniverse Holdings, Inc.:
Loss from continuing operations, net of tax	$(9,119)	$(24,336)	$(25,616)	$(37,795)
Loss from discontinued operations, net of tax	(560)	—	(560)	—
Net loss attributable to Syniverse Holdings, Inc.	$(9,679)	$(24,336)	$(26,176)	$(37,795)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net loss	$(9,577)	$(24,144)	$(25,794)	$(37,191)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment (1)	(3,097)	(912)	(3,535)	(1,999)
Amortization of unrecognized loss included in net periodic pension cost (2)	24	36	128	36
Other comprehensive loss	(3,073)	(876)	(3,407)	(1,963)
Comprehensive loss	(12,650)	(25,020)	(29,201)	(39,154)
Less: comprehensive income (loss) attributable to nonredeemable noncontrolling interest	305	(140)	795	387
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(12,955)	$(24,880)	$(29,996)	$(39,541)

(1)
Foreign currency translation adjustment is shown net of income tax expense (benefit) of $113 and $(122) for the three and six months ended June 30, 2014, respectively, and net of income tax expense (benefit) of $317 and $(273) for the three and six months ended June 30, 2013, respectively.

(2)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $11 and $54 for the three and six months ended June 30, 2014, respectively, and net of income tax expense of $15 for the three and six months ended June 30, 2013.

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$6,760	$1,196,427
Net (loss) income	—	—	—	(37,795)	—	604	(37,191)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(1,782)	(217)	(1,999)
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	36	—	36
Stock-based compensation	—	—	5,180	—	—	—	5,180
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(940)	(940)
Distribution to Syniverse Corporation	—	—	(17)	—	—	—	(17)
Balance, June 30, 2013 (Unaudited)	1	$—	$1,220,513	$(62,508)	$(2,716)	$6,207	$1,161,496

Balance, December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(26,176)	—	382	(25,794)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(3,948)	413	(3,535)
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	128	—	128
Stock-based compensation	—	—	3,913	—	—	—	3,913
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(889)	(889)
Distribution to Syniverse Corporation	—	—	(626)	—	—	—	(626)
Balance, June 30, 2014 (Unaudited)	1	$—	$1,228,661	$(97,420)	$23,915	$6,687	$1,161,843
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(25,794)	$(37,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,906	94,587
Amortization of deferred debt issuance costs and original issue discount	6,124	4,454
Allowance for credit memos and uncollectible accounts	8,722	4,526
Deferred income tax expense (benefit)	209	(6,066)
Stock-based compensation	3,913	5,180
Other, net	3,128	2,290
Changes in operating assets and liabilities:
Accounts receivable	(6,673)	(17,042)
Income taxes receivable or payable	(10,607)	(34)
Prepaid and other current assets	(7,511)	(10,758)
Accounts payable	3,058	8,558
Accrued liabilities and deferred revenues	(15,843)	9,240
Other assets and other long-term liabilities	(1,920)	(2,926)
Net cash provided by operating activities	68,712	54,818
Cash flows from investing activities
Capital expenditures	(57,929)	(41,743)
Acquisition, net of acquired cash	—	(628,191)
Redemption of certificate of deposit	3,701	—
Capital expenditures, assets held for sale	—	(4,615)
Proceeds from sale of Divestment Business	717	—
Net cash used in investing activities	(53,511)	(674,549)
Cash flows from financing activities
Debt issuance costs paid	—	(25,236)
Payments on capital lease obligation	(5,428)	(4,931)
Principal payments on Initial Term Loans	—	(4,750)
Borrowings under Tranche B Term Loans, net of original issue discount	—	696,500
Distribution to Syniverse Corporation	(626)	(17)
Purchase of redeemable noncontrolling interest	(501)	—
Distribution to nonredeemable noncontrolling interest	(889)	(940)
Net cash (used in) provided by financing activities	(7,444)	660,626
Effect of exchange rate changes on cash	92	705
Net increase in cash	7,849	41,600
Cash at beginning of period	306,400	232,195
Cash at end of period	$314,249	$273,795

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$6,280	$4,985
Supplemental cash flow information
Interest paid	$55,156	$53,190
Income taxes paid	$10,167	$2,040

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enable our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs, and over 550 over-the-top providers (“OTTs”) and enterprises. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including 7 of the 10 largest U.S. banks, 3 major banks in Asia and the top 3 credit card networks worldwide.
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

Restricted Cash

On occasion, we are required to maintain cash or certificates of deposit with certain banks with respect to contractual obligations related to acquisitions or other collateral required under certain contractual or other terms. As of June 30, 2014, the amount of restricted cash was $2.4 million, of which $1.5 million was included in Prepaid and other current assets and $0.9 million was included in Other assets in the unaudited condensed consolidated balance sheets. As of December 31, 2013, the amount of restricted cash was $6.2 million, of which $5.5 million was included in Prepaid and other current assets and $0.7 million was included in Other assets in the unaudited condensed consolidated balance sheets.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $602.8 million and $492.9 million as of June 30, 2014 and December 31, 2013, respectively.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2014, we recorded foreign currency transaction losses of $1.6 million and $0.3 million, respectively. For the three and six months ended June 30, 2013, we recorded foreign currency transaction losses of $0.6 million and $1.2 million, respectively.

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

Revenues by service offerings were as follows:

	Three Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
Mobile Transaction Services	$194,298	$169,756
Enterprise & Intelligence Solutions	32,838	23,515
Revenues	$227,136	$193,271

	Six Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
Mobile Transaction Services	$381,372	$331,606
Enterprise & Intelligence Solutions	65,464	45,547
Revenues	$446,836	$377,153

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
North America	$149,652	$146,046
Europe, Middle East and Africa	41,140	16,323
Asia Pacific	20,953	16,600
Caribbean and Latin America	15,391	14,302
Revenues	$227,136	$193,271

	Six Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
North America	$294,602	$281,913
Europe, Middle East and Africa	78,982	31,766
Asia Pacific	40,721	32,866
Caribbean and Latin America	32,531	30,608
Revenues	$446,836	$377,153

Acquisitions

The Acquisitions line item in our unaudited condensed consolidated statements of operations includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the MACH acquisition completed in 2013 and the Aicent acquisition in 2014 (collectively, the “Acquisitions”). See Note 4 for additional details regarding the MACH acquisition and Note 14 for additional details regarding the Aicent acquisition.

Reclassifications of Prior Year Presentation

Certain reclassifications of 2013 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. For the three and six months ended June 30, 2013, we reclassified certain non-retirement post-employment benefits out of Restructuring into the Employee termination benefits line item in our unaudited condensed consolidated statements of operations.

3. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which is included in the Accounting Standard Codification (“ASC”) in Topic 830 “Foreign Currency Matters”. ASU 2013-05 clarifies the treatment of cumulative translation adjustment (“CTA”) for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The amendments in this update provide for the release of the CTA into net income only if a sale or transfer represents a sale or complete or substantially complete liquidation of an investment in a foreign entity. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This accounting standard was effective for our financial statements beginning January 1, 2014 and was applied prospectively. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which is included in the ASC in Topic 205 and 360. ASU 2014-08 changes the requirement for reporting discontinued operations. Under this guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. The new guidance is effective for us with disposals that occur after January 1, 2015.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606 “Revenue from Contracts with Customers”. ASU 2014-09 was issued as a converged guidance with the International Accounting Standards Board (IASB) on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This accounting standard is effective for our financial statements beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is not permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.

4. MACH Acquisition

On June 28, 2013 (the “MACH Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. WP Roaming is a holding company which conducted the business of MACH S.à r.l. (“MACH”). As part of the transaction, we acquired from WP Roaming, a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “MACH Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and a deposit of €30.0 million paid to the Seller on July 2, 2012.

The MACH Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the MACH Acquisition Date. The following table summarizes the allocation of the purchase price, including adjustments to previously reported figures on June 30, 2013, to the estimated fair values of the assets acquired and liabilities assumed in connection with the MACH Acquisition based on their fair values on the acquisition date:

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

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $451.7 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred MACH Acquisition related expenses of $16.6 million and $20.9 million for the three and six months ended June 30, 2013. These costs were recorded in the Acquisitions line item in our unaudited condensed consolidated statements of operations.We did not incur any MACH Acquisition related expenses for the three and six months ended June 30, 2014, nor do we expect to incur any further costs in the future.

Discontinued Operations

During the fourth quarter of 2013, we completed the sale of certain assets supporting MACH’s data clearing and near real-time roaming data exchange business in the European Economic Area, including technology platforms, necessary employees, customer contracts and the MACH brand (the “Divestment Business”). During the three months ended June 30, 2014, we received $0.7 million in proceeds related to a purchase price adjustment allowed for under the purchase agreement, and recognized a loss of $0.6 million in Loss from discontinued operations, net of tax in the unaudited condensed consolidated statement of operations.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the three and six months ended June 30, 2013 represent combined revenue and loss from continuing operations as if the MACH Acquisition had taken place on January 1, 2013. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the MACH Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the MACH Acquisition taken place on the date indicated or the results of operations that may result in the future.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2013	2013
Revenues	$232,170	$451,492
Loss from continuing operations attributable to Syniverse Holdings, Inc.	$(2,747)	$(12,982)

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$23,379	$41,036
Accrued interest	26,345	27,245
Accrued network payables	9,234	8,596
Accrued revenue share expenses	4,808	3,560
Other accrued liabilities	30,061	33,320
Total accrued liabilities	$93,827	$113,757

6. Debt and Credit Facilities

Our total outstanding debt as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(10,080)	(11,166)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,829)	(3,086)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total long-term debt	$2,052,591	$2,051,248

Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2014 was $3.1 million and $6.1 million, respectively, and was related to our Senior Credit Facility (as defined below) and senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2013 was $2.5 million and $4.5 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

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

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the MACH Acquisition.

On September 23, 2013, the Company made a prepayment of $50.0 million on the Term Loan Facilities, of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, Syniverse accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs. In addition, on September 23, 2013 we refinanced the Initial Term Loans under the Credit Agreement to reduce the interest rate.

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

7. Stock-Based Compensation

Effective April 6, 2011, our parent established the 2011 Equity Incentive Plan (the "2011 Plan") for the employees, consultants, and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Syniverse Corporation will issue shares of its common stock to satisfy equity based compensation instruments.

Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
Cost of operations	$72	$130
Sales and marketing	859	553
General and administrative	963	799
Total stock-based compensation	$1,894	$1,482

	Six Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
Cost of operations	$143	$369
Sales and marketing	1,700	2,152
General and administrative	2,070	2,659
Total stock-based compensation	$3,913	$5,180

In February 2013, the Compensation Committee of our Board of Directors, utilizing the discretion afforded under the 2011 Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

The following table summarizes our stock option activity under the 2011 Plan for the six months ended June 30, 2014:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2013	9,203,082	$11.07
Granted	476,664	15.00
Exercised	(332,499)	10.65
Canceled or expired	(595,834)	11.42
Outstanding at June 30, 2014	8,751,413	$11.27

The fair value of options granted during the six months ended June 30, 2014 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.18%
Volatility factor	50.00%
Dividend yield	—%
Weighted average expected life of options (in years)	6.48

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the six months ended June 30, 2014:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2013	86,205	$14.50
Forfeited	(17,241)	14.50
Balance at June 30, 2014	68,964	$14.50

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the six months ended June 30, 2014:

	December 31, 2013				June 30, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$2,698	4,855	(4,183)	(14)	$3,356

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs.

The following table summarizes the activity in our restructuring liabilities for the six months ended June 30, 2014:

	December 31, 2013				June 30, 2014
(in thousands)	Balance (1)	Additions	Payments	Adjustments	Balance
December 2011 Plan	264	22	(12)	—	274
December 2010 Plan	619	—	—	(5)	614
Total	$883	$22	$(12)	$(5)	$888

(1)
December 31, 2013 balance has been adjusted to exclude Employee termination benefits, which has been reclassified into a single line item in our unaudited condensed consolidated statements of operations.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of June 30, 2014.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. As of June 30, 2014, we have paid $2.1 million related to this plan.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and six months ended June 30, 2014, was a benefit of 0.3% and

1.0%, respectively. The effective tax rate for the three and six months ended June 30, 2013, was a provision of 1.0% and a benefit of 9.8%, respectively. The change in our effective tax rate was chiefly attributable to (i) the inclusion of a full year of the actual and forecasted earnings impact of the MACH entities in our 2014 effective tax rate, and (ii) the prior year effects of certain favorable permanent items, offset by (iii) the unfavorable effects of MACH Acquisition related costs.

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

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of June 30, 2014, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and six months ended June 30, 2014 and 2013.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

At June 30, 2014 and December 31, 2013, restricted cash included $1.3 million of cash held in escrow related to additional cash payments that will be made to the former owner of an entity acquired by MACH in 2011 as required under a purchase agreement existing at the MACH Acquisition Date. This amount is reflected in the financial statements at its carrying value, which approximates its fair value (Level 3).

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 3 of the fair value hierarchy.

The carrying amounts and fair values of our long-term debt as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$913,545	$911,835	$916,394
Tranche B Term Loans	678,665	679,937	678,665	683,331
Senior Notes	475,000	511,219	475,000	520,125

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

12. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a management fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $3.0 million and reimburse their out-of-pocket expenses. During the three and six months ended June 30, 2014, we recorded $0.8 million and $1.6 million, respectively, associated with the management fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2013, we recorded $0.8 million and $1.8 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term loans. As of June 30, 2014 and December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term loans, respectively.

13. Supplemental Consolidating Financial Information

We have presented supplemental condensed consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows for Syniverse Holdings, Inc., which we refer to in this footnote only as Syniverse, Inc., the subsidiary guarantors and the subsidiary non-guarantors for all periods presented to reflect the guarantor structure under the Senior Notes. The supplemental financial information reflects the investment of Syniverse, Inc. using the equity method of accounting.

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by the 100% owned subsidiary guarantors. Syniverse, Inc.’s other subsidiaries are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$217,196	$97,053	$—	$314,249
Accounts receivable, net of allowances	—	136,408	48,907	—	185,315
Accounts receivable - affiliates	1,921,768	2,054,670	339,053	(4,315,491)	—
Interest receivable - affiliates	259	—	4,198	(4,457)	—
Deferred tax assets	6,360	1,756	1,414	—	9,530
Income taxes receivable	—	9,377	3,699	—	13,076
Prepaid and other current assets	1,543	25,747	13,410	—	40,700
Total current assets	1,929,930	2,445,154	507,734	(4,319,948)	562,870
Property and equipment, net	—	96,426	29,164	—	125,590
Capitalized software, net	—	175,705	51,743	—	227,448
Deferred costs, net	53,594	—	—	—	53,594
Goodwill	—	1,710,344	437,772	—	2,148,116
Identifiable intangibles, net	—	358,470	122,630	—	481,100
Long-term note receivable - affiliates	5,934	—	5,349	(11,283)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,305	9,757	—	13,062
Investment in subsidiaries	2,450,498	806,128	—	(3,256,626)	—
Total assets	$4,439,956	$5,595,532	$1,169,733	$(7,587,857)	$3,617,364

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$21,628	$6,785	$—	$28,413
Accounts payable - affiliates	1,201,177	2,854,053	260,261	(4,315,491)	—
Income taxes payable	—	—	2,614	—	2,614
Accrued liabilities	26,345	39,573	27,909	—	93,827
Accrued interest - affiliates	—	426	4,031	(4,457)	—
Deferred revenues	—	3,842	5,657	—	9,499
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	3,036	126	—	3,162
Total current liabilities	1,227,522	2,922,558	311,498	(4,319,948)	141,630
Long-term liabilities:
Long-term note payable - affiliates	—	11,283	—	(11,283)	—
Deferred tax liabilities	4,687	183,264	20,276	—	208,227
Long-term capital lease obligation, net of current maturities	—	4,651	24	—	4,675
Long-term debt, net of original issue discount	2,052,591	—	—	—	2,052,591
Other long-term liabilities	—	23,278	25,120	—	48,398
Total liabilities	3,284,800	3,145,034	356,918	(4,331,231)	2,455,521
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,253,546	2,247,277	558,819	(2,830,981)	1,228,661
(Accumulated deficit) retained earnings	(97,420)	202,688	93,838	(296,526)	(97,420)
Accumulated other comprehensive (loss) income	(970)	533	23,229	1,123	23,915
Total Syniverse Holdings Inc. stockholder equity	1,155,156	2,450,498	812,815	(3,263,313)	1,155,156
Nonredeemable noncontrolling interest	—	—	—	6,687	6,687
Total equity	1,155,156	2,450,498	812,815	(3,256,626)	1,161,843
Total liabilities and stockholder equity	$4,439,956	$5,595,532	$1,169,733	$(7,587,857)	$3,617,364

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$170,766	$56,370	$—	$227,136
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	66,206	26,162	—	92,368
Sales and marketing	—	11,281	8,757	—	20,038
General and administrative	—	35,843	(3,677)	—	32,166
Depreciation and amortization	—	44,582	11,517	—	56,099
Employee termination benefits	—	817	1,071	—	1,888
Restructuring	—	—	—	—	—
Acquisition expenses	—	1,476	—	—	1,476
	—	160,205	43,830	—	204,035
Operating income	—	10,561	12,540	—	23,101
Other income (expense), net:
Income (loss) from equity investment	16,208	23,309	—	(39,517)	—
Interest income	—	1	219	—	220
Interest expense	(30,263)	(89)	(4)	—	(30,356)
Interest expense - affiliate	63	(148)	85	—	—
Equity income in investee	—	—	(404)	—	(404)
Other, net	5,377	(9,728)	2,749	—	(1,602)
	(8,615)	13,345	2,645	(39,517)	(32,142)
(Loss) income before provision for (benefit from) income taxes	(8,615)	23,906	15,185	(39,517)	(9,041)
Provision for (benefit from) income taxes	1,064	7,698	(8,786)	—	(24)
Net (loss) income from continuing operations	(9,679)	16,208	23,971	(39,517)	(9,017)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income	(9,679)	16,208	23,411	(39,517)	(9,577)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	102	102
Net (loss) income attributable to Syniverse Holdings, Inc.	$(9,679)	$16,208	$23,411	$(39,619)	$(9,679)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(9,679)	$16,208	$23,971	$(39,619)	$(9,119)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(9,679)	$16,208	$23,411	$(39,619)	$(9,679)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(9,679)	$16,208	$23,411	$(39,517)	$(9,577)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of $235	—	—	(3,097)	—	(3,097)
Amortization of unrecognized loss included in net periodic cost, net of tax benefit of $43	—	—	24	—	24
Other comprehensive loss	—	—	(3,073)	—	(3,073)
Comprehensive (loss) income	(9,679)	16,208	20,338	(39,517)	(12,650)
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	305	305
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(9,679)	$16,208	$20,338	$(39,822)	$(12,955)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$336,591	$110,245	$—	$446,836
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	132,696	48,064	—	180,760
Sales and marketing	—	24,318	18,273	—	42,591
General and administrative	—	67,760	2,445	—	70,205
Depreciation and amortization	—	88,915	22,991	—	111,906
Employee termination benefits	—	2,497	2,358	—	4,855
Restructuring	—	22	—	—	22
Acquisition expenses	—	1,476	—	—	1,476
	—	317,684	94,131	—	411,815
Operating income	—	18,907	16,114	—	35,021
Other income (expense), net:
Income (loss) from equity investment	33,013	19,210	—	(52,223)	—
Interest income	—	6	408	—	414
Interest expense	(60,276)	(181)	(83)	—	(60,540)
Interest expense - affiliate	127	(148)	21	—	—
Equity income in investee	—	—	(97)	—	(97)
Other, net	6,108	(9,266)	2,863	—	(295)
	(21,028)	9,621	3,112	(52,223)	(60,518)
(Loss) income before provision for (benefit from) income taxes	(21,028)	28,528	19,226	(52,223)	(25,497)
Provision for (benefit from) income taxes	5,148	(4,485)	(926)	—	(263)
Net (loss) income from continuing operations	(26,176)	33,013	20,152	(52,223)	(25,234)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income	(26,176)	33,013	19,592	(52,223)	(25,794)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	382	382
Net (loss) income attributable to Syniverse Holdings, Inc.	$(26,176)	$33,013	$19,592	$(52,605)	$(26,176)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(26,176)	$33,013	$20,152	$(52,605)	$(25,616)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(26,176)	$33,013	$19,592	$(52,605)	$(26,176)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(26,176)	$33,013	$19,592	$(52,223)	$(25,794)
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $235	—	—	(3,535)	—	(3,535)
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $43	—	—	128	—	128
Other comprehensive income	—	—	(3,407)	—	(3,407)
Comprehensive (loss) income	(26,176)	33,013	16,185	(52,223)	(29,201)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	795	795
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(26,176)	$33,013	$16,185	$(53,018)	$(29,996)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	626	52,226	15,860	—	68,712
Cash flows from investing activities
Capital expenditures	—	(36,902)	(21,027)	—	(57,929)
Redemption of certificate of deposit	—	—	3,701	—	3,701
Proceeds from sale of Divestment Business	—	—	717	—	717
Net cash used in investing activities	—	(36,902)	(16,609)	—	(53,511)
Cash flows from financing activities
Payments on capital lease obligation	—	(5,376)	(52)	—	(5,428)
Distribution to Syniverse Corporation	(626)	—	—	—	(626)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(889)	—	(889)
Net cash used in financing activities	(626)	(5,376)	(1,442)	—	(7,444)
Effect of exchange rate changes on cash	—	(66)	158	—	92
Net decrease in cash	—	9,882	(2,033)	—	7,849
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$217,196	$97,053	$—	$314,249

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$207,314	$99,086	$—	$306,400
Accounts receivable, net of allowances	—	135,524	52,180	—	187,704
Accounts receivable - affiliates	1,915,933	1,865,025	237,274	(4,018,232)	—
Interest receivable - affiliates	2,368	—	—	(2,368)	—
Deferred tax assets	9,317	4,217	1,430	—	14,964
Income taxes receivable	—	7,400	2,449	—	9,849
Prepaid and other current assets	1,544	21,872	16,109	—	39,525
Total current assets	1,929,162	2,241,352	408,528	(4,020,600)	558,442
Property and equipment, net	—	88,339	18,067	—	106,406
Capitalized software, net	—	187,099	51,189	—	238,288
Deferred costs, net	58,375	—	—	—	58,375
Goodwill	—	1,710,100	440,264	—	2,150,364
Identifiable intangibles, net	—	400,897	138,191	—	539,088
Long-term note receivable - affiliates	—	11,732	—	(11,732)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,179	9,292	—	12,471
Investment in subsidiaries	2,434,279	779,982	—	(3,214,261)	—
Total assets	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,358	$10,933	$—	$25,291
Accounts payable - affiliates	1,150,319	2,703,548	164,365	(4,018,232)	—
Income taxes payable	—	—	10,179	—	10,179
Accrued liabilities	27,156	51,792	34,809	—	113,757
Accrued interest - affiliates	—	—	2,368	(2,368)	—
Deferred revenues	—	1,334	4,830	—	6,164
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	6,428	143	—	6,571
Total current liabilities	1,177,475	2,777,460	231,742	(4,020,600)	166,077
Long-term liabilities:
Long-term note payable - affiliates	6,540	—	5,192	(11,732)	—
Deferred tax liabilities	4,688	187,496	22,244	—	214,428
Long-term capital lease obligation, net of current maturities	—	333	76	—	409
Long-term debt, net of original issue discount	2,051,248	—	—	—	2,051,248
Other long-term liabilities	—	23,112	24,597	—	47,709
Total liabilities	3,239,951	2,988,401	283,851	(4,032,332)	2,479,871
Commitments and contingencies:
Redeemable noncontrolling interest	—	—	501	—	501
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,254,079	2,264,071	548,539	(2,841,315)	1,225,374
(Accumulated deficit) retained earnings	(71,244)	169,675	74,246	(243,921)	(71,244)
Accumulated other comprehensive (loss) income	(970)	533	27,049	1,123	27,735
Total Syniverse Holdings Inc. stockholder equity	1,181,865	2,434,279	786,763	(3,221,042)	1,181,865
Nonredeemable noncontrolling interest	—	—	—	6,781	6,781
Total equity	1,181,865	2,434,279	786,763	(3,214,261)	1,188,646
Total liabilities and stockholder equity	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$168,363	$24,908	$—	$193,271
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	61,624	10,310	—	71,934
Sales and marketing	—	11,257	5,271	—	16,528
General and administrative	—	31,294	(2,604)	—	28,690
Depreciation and amortization	—	47,865	1,635	—	49,500
Employee termination benefits	—	1,847	495	—	2,342
Restructuring	—	—	110	—	110
Acquisition expenses	—	16,553	—	—	16,553
	—	170,440	15,217	—	185,657
Operating income	—	(2,077)	9,691	—	7,614
Other income (expense), net:
Income (loss) from equity investment	(4,076)	(720)	—	4,796	—
Interest income	9	78	75	—	162
Interest expense	(30,950)	(151)	(16)	—	(31,117)
Other, net	2,350	(1,947)	(1,348)	392	(553)
	(32,667)	(2,740)	(1,289)	5,188	(31,508)
(Loss) income before (benefit from) provision for income taxes	(32,667)	(4,817)	8,402	5,188	(23,894)
(Benefit from) provision for income taxes	(7,939)	(741)	8,930	—	250
Net (loss) income	(24,728)	(4,076)	(528)	5,188	(24,144)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	192	192
Net (loss) income attributable to Syniverse Holdings, Inc.	$(24,728)	$(4,076)	$(528)	$4,996	$(24,336)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,728)	$(4,076)	$(528)	$5,188	$(24,144)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $317	—	—	(912)	—	(912)
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $15	—	—	36	—	36
Other comprehensive loss	—	—	(876)	—	(876)
Comprehensive (loss) income	(24,728)	(4,076)	(1,404)	5,188	(25,020)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	(140)	(140)
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(24,728)	$(4,076)	$(1,404)	$5,328	$(24,880)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$327,440	$49,713	$—	$377,153
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	123,431	20,434	—	143,865
Sales and marketing	—	25,936	10,741	—	36,677
General and administrative	—	62,481	(2,650)	—	59,831
Depreciation and amortization	—	91,251	3,336	—	94,587
Employee termination benefits	—	2,556	458	—	3,014
Restructuring	—	—	496	—	496
Acquisition expenses	—	20,945	—	—	20,945
	—	326,600	32,815	—	359,415
Operating income	—	840	16,898	—	17,738
Other income (expense), net:
Income (loss) from equity investment	4,170	12,649	—	(16,819)	—
Interest income	9	79	123	—	211
Interest expense	(57,602)	(331)	(28)	—	(57,961)
Other, net	2,350	(2,733)	(900)	46	(1,237)
	(51,073)	9,664	(805)	(16,773)	(58,987)
Income (loss) before provision for (benefit from) income taxes	(51,073)	10,504	16,093	(16,773)	(41,249)
Provision for (benefit from) income taxes	(13,232)	6,334	2,840	—	(4,058)
Net income	(37,841)	4,170	13,253	(16,773)	(37,191)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	604	604
Net income attributable to Syniverse Holdings, Inc.	$(37,841)	$4,170	$13,253	$(17,377)	$(37,795)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(37,841)	$4,170	$13,253	$(16,773)	$(37,191)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of ($273)	—	—	(1,999)	—	(1,999)
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $15	—	—	36	—	36
Other comprehensive loss	—	—	(1,963)	—	(1,963)
Comprehensive (loss) income	(37,841)	4,170	11,290	(16,773)	(39,154)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	(140)	527	387
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(37,841)	$4,170	$11,430	$(17,300)	$(39,541)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	(666,497)	33,658	687,657	—	54,818
Cash flows from investing activities
Capital expenditures	—	(37,085)	(4,658)	—	(41,743)
Acquisition, net of acquired cash	—	34,381	(662,572)	—	(628,191)
Capital expenditures, assets held for sale	—	—	(4,615)	—	(4,615)
Net cash used in investing activities	—	(2,704)	(671,845)	—	(674,549)
Cash flows from financing activities
Debt issuance costs paid	(25,236)	—	—	—	(25,236)
Payments on capital lease obligation	—	(4,836)	(95)	—	(4,931)
Principal payments on Initial Term Loans	(4,750)	—	—	—	(4,750)
Borrowings under Tranche B Term Loans, net of original issue discount	696,500	—	—	—	696,500
Distribution to Syniverse Corporation	(17)	—	—	—	(17)
Distribution to nonredeemable noncontrolling interest	—	—	(940)	—	(940)
Net cash used in financing activities	666,497	(4,836)	(1,035)	—	660,626
Effect of exchange rate changes on cash	—	(2,872)	3,577	—	705
Net decrease in cash	—	23,246	18,354	—	41,600
Cash and cash equivalents at beginning of period	—	182,869	49,326	—	232,195
Cash and cash equivalents at end of period	$—	$206,115	$67,680	$—	$273,795

14. Subsequent Event

Aicent Acquisition

On August 4, 2014 (the “Closing Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.2 million, after preliminary adjustments, including to reflect the parties’ current estimate of working capital associated with, 2013 EBITDA of and cash held by, Aicent as of the Closing Date. The acquisition will be subject to a final adjustment to reflect the working capital balances as of the Closing Date. The acquisition was funded with cash of approximately $192.2 million and a draw down of Syniverse’s existing revolving credit facility with Barclays Bank PLC in the amount of $100.0 million.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary business and technologies and realize the expected benefits from those acquisitions;

•	our ability to realize the expected benefits of the MACH and Aicent acquisitions;

•	our ability to adapt quickly to technological change;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network build-outs by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain, including our ability to receive or retain the required licenses or authorizations;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth

•	our ability to service our debt; and

•	the significant influence Carlyle has over corporate decisions.

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

Business

Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs, and over 550 over-the-top providers (“OTTs”) and enterprises. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including 7 of the 10 largest U.S. banks, 3 major banks in Asia and the top 3 credit card networks worldwide.
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

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process, and exchange end-user billing records between MNOs.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the routing and delivery of text (SMS), multimedia (MMS) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Enable real-time policy management for improved end-user experience.

•	Provide business intelligence tools to MNOs for fraud control.
Enterprise & Intelligence Solutions: Solutions that bridge OTTs and enterprises with MNOs and incorporate our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

•	Connect enterprises to the mobile ecosystem to allow them to reliably reach and interact with their customers and employees via mobile devices.

•	Bridge OTTs to the mobile ecosystem allowing OTT end-users to seamlessly interact with traditional mobile end-users.

•	Provide mobile campaign management services that enable enterprises to optimize their mobile communications strategies through the delivery of customized offers and information to end-users.

•	Provide data analytics and business intelligence services designed to measure, enhance and secure the end-user experience for our enterprise and OTT customers.

•	Provide data collection and analysis services to enable MNOs to measure and manage the subscriber experience across networks.

Executive Overview
Financial Highlights
For the three months ended June 30, 2014, revenues increased $33.9 million, or 17.5%, to $227.1 million from $193.3 million for the comparable prior year period. Mobile Transaction Services revenue increased $24.5 million, or 14.5%, to $194.3 million for the three months ended June 30, 2014, from $169.8 million for the same period in 2013. Enterprise & Intelligence Solutions revenue increased $9.3 million, or 39.6%, to $32.8 million for the three months ended June 30, 2014, from $23.5 million for the same period in 2013. The MACH Acquisition contributed $32.9 million to the increase in revenues for the three months ended June 30, 2014. Operating income increased $15.5 million to $23.1 million for the three months ended June 30, 2014 from $7.6 million for the same period in 2013. Net loss from continuing operations decreased $15.1 million to $9.0 million for the three months ended June 30, 2014, from $24.1 million for the same period in 2013. Net loss from continuing operations for the three months ended June 30, 2014 includes an increase in benefit from income taxes of $0.3 million. Adjusted EBITDA increased $6.5 million, or 7.9%, to $88.5 million for the three months ended June 30, 2014 from $82.0 million for the same period in 2013. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.
Business Developments

Aicent Acquisition

On August 4, 2014 (the “Closing Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.2 million, after preliminary adjustments, including to reflect the parties’ current estimate of working capital associated with, 2013 EBITDA of and cash held by, Aicent as of the Closing Date (the “Aicent Acquisition”). The acquisition will be subject to a final adjustment to reflect the working capital balances as of the Closing Date. The acquisition was funded with cash of approximately $192.2 million and a draw down of Syniverse’s existing revolving credit facility with Barclays Bank PLC in the amount of approximately $100.0 million.

Sprint Renewal

As of June 30, 2014, our service contracts with Sprint were due to expire during the fourth quarter of 2014. Effective July 1, 2014, we entered into an early renewal agreement with Sprint which provides for a broad range of products and services, including products and services covered under the existing service contracts as well as new offerings. The renewed service contract has a term of five years.

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

MACH Acquisition

On June 28, 2013, we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. WP Roaming is a holding company which conducted the business of MACH S.à r.l. (“MACH”). As part of the transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “MACH Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and a deposit of €30.0 million.

See Note 4 to our unaudited condensed consolidated financial statements for additional information regarding the MACH Acquisition.

Factors and Trends Affecting Our Results of Operations

Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “Results of Operations”:

•
rapid technological change in the industries we serve, including the increasing demand for seamless and ubiquitous connectivity, personalized mobile services and the proliferation of new and increasingly complex mobile devices, which could lead to growth in our potential customer base, increased opportunities to provide new services to our customers and increased transaction volumes. We may also increase investment in our business in order to develop new technologies and services to effectively serve our customers in light of these developments. In addition, our failure or inability to respond to these developments through the provision of new or updated services or otherwise could have a negative effect on our ability to grow or retain our customer base and on our transaction volumes;

•
the rate at which new entrants to the mobile ecosystem adopt our services in order to connect to other mobile participants which will affect the extent to which new entrants potentially seek to utilize our services, which will affect growth in transaction volumes and revenue;

•	downward pressure on the prices we charge for our services from our existing customers as we enter into contract renewals, which could have a negative impact on our revenues and margin;

•	the extent to which our customers build-out or expand their own networks, which could have a negative impact on transaction volume from those customers and on our revenue;

•	our ability to realize some or all of the anticipated benefits, including cost savings and synergies from our ongoing integration of the MACH business;

•
costs associated with our international operations, including integration of acquired international operations, compliance with applicable foreign regulations and fluctuations in foreign currency exchange rates may differ from historical experience and our projections, which could impact our earnings;

•
the rate of growth associated with our expanded international operations and geographic reach, which may lead to an increase in our number of customer and transaction volumes and would affect our future revenue growth;

•	our ability to execute on currently pending and future cost savings initiatives, including efficient resource allocation, management realignment and other activities;

•
the extent to which current or future customers develop in-house solutions to provide analogous services or seek alternative providers of our services, which could reduce the number of services we provide their customers and our overall termination volumes which would have a negative impact on our revenue;

•	consolidation in the mobile industry which may result in reduced transaction volumes, and, as a result, have a negative impact on our revenue;

•
the extent to which increasingly complex requirements and changes in the regulatory landscape drive the need for enhancements to our existing services and infrastructure, the development of new compliance oriented services and the design and implementation of internal control procedures and processes, any of which may increase operational costs and burdens which could reduce our operating margins. Our ability to adapt to these new requirements and provide compliant services also could improve our competitive position and generally drive growth in demand for our services, which would drive growth in our revenue; and

•
proposed European Commission regulations that may affect our MNO customers’ roaming charges and increase downward pressure on the prices we charge for our data clearing services, which could negatively affect our revenue. A decrease in roaming charges may also lead to an increase in the number of roaming transactions, as the cost to end-users for such transactions would be reduced, and such an increase could drive growth in the number of transactions we process, which could positively affect our revenue.

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

Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. Approximately 84% of our revenues were generated by transaction-based fees during the first half of 2014. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, employee termination benefits expenses, restructuring and acquisitions expense.

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

•
Depreciation and amortization relate primarily to our property and equipment and identifiable intangibles including our Signaling System 7 network, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded as a result of purchase accounting.

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of a leased facility.

•
Acquisitions include professional services costs, such as legal, tax, audit and transaction advisory costs related to the MACH Acquisition and the Aicent Acquisition (collectively, the “Acquisitions”).

Results of Operations

The following tables present an overview of our results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Three Months Ended June 30,
		% of		% of	2014 compared to 2013
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$194,298	85.5%	$169,756	87.8%	$24,542	14.5%
Enterprise & Intelligence Solutions	32,838	14.5%	23,515	12.2%	9,323	39.6%
Revenues	227,136	100.0%	193,271	100.0%	33,865	17.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	92,368	40.7%	71,934	37.2%	20,434	28.4%
Sales and marketing	20,038	8.8%	16,528	8.6%	3,510	21.2%
General and administrative	32,166	14.2%	28,690	14.8%	3,476	12.1%
Depreciation and amortization	56,099	24.7%	49,500	25.6%	6,599	13.3%
Employee termination benefits	1,888	0.8%	2,342	1.2%	(454)	(19.4)%
Restructuring	—	0.0%	110	0.1%	(110)	(100.0)%
Acquisitions	1,476	0.6%	16,553	8.6%	(15,077)	(91.1)%
	204,035	89.8%	185,657	96.1%	18,378	9.9%
Operating income	23,101	10.2%	7,614	3.9%	15,487	203.4%
Other income (expense), net:
Interest income	220	0.1%	162	0.1%	58	35.8%
Interest expense	(30,356)	(13.4)%	(31,117)	(16.1)%	761	(2.4)%
Equity loss in investee	(404)	(0.2)%	—	0.0%	(404)	—%
Other, net	(1,602)	(0.6)%	(553)	(0.3)%	(1,049)	189.7%
	(32,142)	(14.2)%	(31,508)	(16.3)%	(634)	2.0%
Loss before (benefit from) provision for income taxes	(9,041)	(4.0)%	(23,894)	(12.4)%	14,853	(62.2)%
(Benefit from) provision for income taxes	(24)	0.0%	250	0.1%	(274)	(109.6)%
Net loss from continuing operations	$(9,017)	(4.0)%	$(24,144)	(12.5)%	$15,127	(62.7)%

	Six Months Ended June 30,		Six Months Ended June 30,
		% of		% of	2014 compared to 2013
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$381,372	85.3%	$331,606	87.9%	$49,766	15.0%
Enterprise & Intelligence Solutions	65,464	14.7%	45,547	12.1%	19,917	43.7%
Revenues	446,836	100.0%	377,153	100.0%	69,683	18.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	180,760	40.5%	143,865	38.1%	36,895	25.6%
Sales and marketing	42,591	9.5%	36,677	9.7%	5,914	16.1%
General and administrative	70,205	15.7%	59,831	15.9%	10,374	17.3%
Depreciation and amortization	111,906	25.0%	94,587	25.1%	17,319	18.3%
Employee termination benefits	4,855	1.1%	3,014	0.8%	1,841	61.1%
Restructuring	22	0.0%	496	0.1%	(474)	(95.6)%
Acquisitions	1,476	0.3%	20,945	5.6%	(19,469)	(93.0)%
	411,815	92.2%	359,415	95.3%	52,400	14.6%
Operating income	35,021	7.8%	17,738	4.7%	17,283	97.4%
Other income (expense), net:
Interest income	414	0.1%	211	0.1%	203	96.2%
Interest expense	(60,540)	(13.5)%	(57,961)	(15.4)%	(2,579)	4.4%
Equity loss in investee	(97)	—%	—	0.0%	(97)	—%
Other, net	(295)	0.0%	(1,237)	(0.3)%	942	(76.2)%
	(60,518)	(13.5)%	(58,987)	(15.6)%	(1,531)	2.6%
Loss before benefit from income taxes	(25,497)	(5.7)%	(41,249)	(10.9)%	15,752	(38.2)%
Benefit from income taxes	(263)	(0.1)%	(4,058)	(1.1)%	3,795	(93.5)%
Net loss from continuing operations	$(25,234)	(5.6)%	$(37,191)	(9.9)%	$11,957	(32.2)%

Revenues

Revenues increased $33.9 million to $227.1 million for the three months ended June 30, 2014 from $193.3 million for the same period in 2013. Revenues increased $69.7 million to $446.8 million for the six months ended June 30, 2014 from $377.2 million for the same period in 2013. The increase in revenue was primarily driven by revenues of $32.9 million and $63.0 million for the three and six months ended June 30, 2014, respectively, from the MACH Acquisition.

Excluding the impact of the MACH Acquisition, revenue for the three months ended June 30, 2014 increased roughly $1.0 million, or .5%, and was impacted by volume declines in our North American code division multiple access (“CDMA”) portfolio, which offset approximately 5% growth across the remaining business driven by continued momentum in our global IP network services and enterprise mobility solutions. Revenue for the six months ended June 30, 2014, increased $6.7 million excluding the impact of the MACH Acquisition, resulting from new contract wins and continued volume growth across our global IP network and enterprise connectivity services, which was partially offset by lower North American CDMA revenues.

Revenue from Mobile Transaction Services increased $24.5 million, or 14.5%, to $194.3 million for the three months ended June 30, 2014 from $169.8 million for the same period in 2013. Revenue from Mobile Transaction Services increased $49.8 million, or 15.0%, to $381.4 million for the six months ended June 30, 2014 from $331.6 million for the same period in 2013. The increase in revenue was driven primarily by revenues of $25.7 million and $48.4 million contributed by the MACH Acquisition for the three and six months ended June 30, 2014, respectively. Excluding the impact of the acquisition, revenue decreased $1.2 million for the three months ended June 30, 2014, resulting from a decline in revenue from our clearing and settlement services driven primarily by the continued impact of a network build out by a significant North American customer. The decline was partially offset by continued volume growth across our advanced network interoperability services, which included growth in our messaging business resulting from higher volumes as well as an increase in international SMS volumes which were tempered by lower North American traffic. During the six months ended June 30, 2014, the growth in our advanced network interoperability services outpaced the decline in our clearing and settlement services, resulting in an increase in revenue of $1.4 million excluding the impact of the MACH Acquisition.

Revenue from Enterprise & Intelligence Solutions increased $9.3 million, or 39.6%, to $32.8 million for the three months ended June 30, 2014 from $23.5 million for the same period in 2013. Revenue from Enterprise & Intelligence Solutions increased $19.9 million, or 43.7%, to $65.5 million for the six months ended June 30, 2014 from $45.5 million for the same period in 2013. The increase in revenue was driven by $7.2 million and $14.6 million contributed by the MACH Acquisition during the three and six months ended June 30, 2014, respectively. In addition, organic volume growth in our enterprise connectivity services contributed revenue increases of $2.1 million and $5.3 million for the three and six months ended June 30, 2014, respectively, as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail.

Costs and Expenses

Cost of operations increased $20.4 million to $92.4 million for the three months ended June 30, 2014 from $71.9 million for the three months ended June 30, 2013. Cost of operations increased $36.9 million to $180.8 million for the six months ended June 30, 2014 from $143.9 million for the six months ended June 30, 2013. The tables below summarize our cost of operations by category of spending.

	Three Months Ended June 30,		2014 compared to 2013
(in thousands)	2014	2013	$ change	% change
Cost of Operations:
Headcount and related costs	$24,734	$22,453	$2,281	10.2%
Variable costs	25,785	16,110	9,675	60.1%
Data processing and related hosting and support costs	25,127	19,874	5,253	26.4%
Network costs	12,992	10,837	2,155	19.9%
Other operating related costs	3,730	2,660	1,070	40.2%
Cost of Operations	$92,368	$71,934	$20,434	28.4%

	Six Months Ended June 30,		2014 compared to 2013
(in thousands)	2014	2013	$ change	% change
Cost of Operations:
Headcount and related costs	$50,727	$45,788	$4,939	10.8%
Variable costs	51,413	31,681	19,732	62.3%
Data processing and related hosting and support costs	47,065	39,338	7,727	19.6%
Network costs	24,640	21,519	3,121	14.5%
Other operating related costs	6,915	5,539	1,376	24.8%
Cost of Operations	$180,760	$143,865	$36,895	25.6%

The increase in headcount and related costs was driven by additional headcount resulting from the MACH Acquisition, partially offset by a decrease in performance and stock-based compensation. Variable costs increased primarily due to higher message termination fees related to volume increases in our enterprise connectivity services resulting from organic growth as well as additional volumes contributed by the MACH Acquisition. In addition, revenue share costs increased resulting from an increase in the associated revenue. As a result of these increases, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 17.8% and 17.5% for the three and six months ended June 30, 2014 compared to 13.8% and 13.2% for the three and six months ended June 30, 2013. The increase in data processing, hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, as well as higher software maintenance costs related to additional service needs resulting from the MACH Acquisition and organic growth. The increase in network costs was primarily driven by expansion of our network infrastructure to support global business growth. We intend to continue expanding our network infrastructure for the foreseeable future in order to support future growth opportunities.

As a percentage of revenues, cost of operations increased to 40.7% and 40.5% for the three and six months ended June 30, 2014 from 37.2% and 38.1% for the three and six months ended June 30, 2013. On a pro forma basis, assuming the MACH Acquisition had taken place on January 1, 2013, cost of operations was 37.7% and 38.1 % of revenues for the three and six months ended June 30, 2013, respectively.

Sales and marketing expense increased $3.5 million to $20.0 million for the three months ended June 30, 2014 from $16.5 million for the same period in 2013. The MACH Acquisition contributed $4.2 million for the three months ended June 30, 2014, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the MACH Acquisition, sales and marketing expense decreased $0.7 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to a reduction in headcount related costs and performance based compensation, partially offset by an increase in sales incentive compensation. As a percentage of revenues, sales and marketing expense increased to 8.8% for the three months ended June 30, 2014 from 8.6% for the three months ended June 30, 2013.

Sales and marketing expense increased $5.9 million to $42.6 million for the six months ended June 30, 2014 from $36.7 million for the same period in 2013. The MACH Acquisition contributed $8.8 million for the six months ended June 30, 2014, respectively, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the MACH Acquisition, sales and marketing expense decreased $2.9 million for the six months ended June 30, 2014, primarily due to a reduction in performance and stock based compensation. As a percentage of revenues, sales and marketing expense decreased to 9.5% for the six months ended June 30, 2014 from 9.7% for the three months ended June 30, 2013.

General and administrative expense increased $3.5 million to $32.2 million for the three months ended June 30, 2014 from $28.7 million for the same period in 2013. General and administrative expense increased $10.4 million to $70.2 million for the six months ended June 30, 2014 from $59.8 million for the comparable prior year period. The increase was driven primarily by headcount related costs, facilities expense and professional services costs resulting from the MACH Acquisition. Excluding the impact of the MACH Acquisition, general and administrative expense decreased $1.3 million for the three and six months ended June 30, 2014, primarily due to lower performance and stock-based compensation. The decrease was partially offset by an increase in headcount related costs associated with additional resources to support global business growth and new product development initiatives, as well as increase in facilities costs. As a percentage of revenues, general and administrative expense decreased to 14.2% for the three months ended June 30, 2014, from 14.8% for the comparable prior year period, and decreased to 15.7% for the six months ended June 30, 2014, from 15.9% for the six months ended June 30, 2013.

Depreciation and amortization expense increased $6.6 million to $56.1 million for the three months ended June 30, 2014 from $49.5 million for the same period in 2013. Depreciation and amortization expense increased $17.3 million to $111.9 million for the six months ended June 30, 2014 from $94.6 million for the same period in 2013. The increase was driven by $4.1 million and $12.2 million of amortization of intangible assets, including capitalized software for the three and six months ended June 30, 2014, respectively, and $2.5 million and $5.1 million of depreciation of property and equipment, for the three and six months ended June 30, 2014, both of which were primarily driven by the MACH Acquisition.

Employee termination benefits expense was $1.9 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively. Employee termination benefits expense was $4.9 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase was driven primarily by severance costs related to a reduction-in-force in the current year as a result of cost saving initiatives, including synergies resulting from the integration of the MACH Acquisition.

Restructuring expense was $0.1 million for the three months ended June 30, 2013. No Restructuring expense was recorded during the three months ended June 30, 2014. Restructuring expense was less than $0.1 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. The decrease was driven by severance costs related to restructuring plans entered into in prior periods. See Note 8 to the unaudited condensed consolidated financial statements included herein for additional details regarding our restructuring plans.

Acquisitions expense was $1.5 million for the three and six months ended June 30, 2014, respectively, and $16.6 million and $20.9 million for the three and six months ended June 30, 2013, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014 and the MACH Acquisition in 2013.

Other Income (Expense), net

Interest expense decreased $0.8 million to $30.4 million for the three months ended June 30, 2014 from $31.1 million for the same period in 2013. Interest expense increased $2.6 million to $60.5 million for the six months ended June 30, 2014 from $58.0 million for the same period in 2013. The decrease during the three months ended June 30, 2014, was primarily due to a $2.7 million decrease related to a principal pre-payment and refinancing of our Initial Term Loans in September 2013 and a $2.9 million decrease due to ticking fees related to the Delayed Draw Facility in 2013, partially offset by a $4.8 million of interest expense related to the Tranche B Term Loans entered into during June 2013. The year-to-date increase was primarily due to $12.6 million of interest expense related to the Tranche B Term Loans, partially offset by a $5.4 million decrease related to a principal pre-payment and refinancing of our Initial Term Loans in September 2013 and a $4.6 million decrease due to ticking fees related to the Delayed Draw Facility in 2013.

Equity loss in investee was $0.4 million and $0.1 million for the three and six months ended June 30, 2014 and was comprised of a loss from our equity investment in a subsidiary acquired in the MACH Acquisition.

Other, net increased $1.0 million to a $1.6 million loss for the three months ended June 30, 2014 from a $0.6 million loss for the same period in 2013. Other, net decreased $0.9 million to a $0.3 million loss for the six months ended June 30, 2014 from a $1.2 million loss for the same period in 2013. The fluctuations in our foreign exchange gains and losses are primarily driven by our expanded global operations resulting from the MACH Acquisition.

Benefit from Income Taxes

We recorded an income tax benefit of $0.02 million and $0.3 million for the three and six months ended June 30, 2014, compared to a provision of $0.3 million and a benefit of $4.1 million for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, the effective tax rate was a benefit of 0.3% and 1.0%, respectively. During the three and six months ended June 30, 2013, the effective tax rate was a provision of 1.0% and a benefit of 9.8%, respectively. The change in our effective tax rate was chiefly attributable to (i) the inclusion of a full year of the actual and forecasted earnings impact of the MACH entities in our 2014 effective tax rate; and (ii) the prior year effects of certain favorable permanent items, offset by (iii) the unfavorable effects of MACH Acquisition related costs.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. On August 4, 2014, we completed the Aicent Acquisition for $292.0 million, which was funded with cash of approximately $192.0 million and a draw down of our Revolving Credit Facility in the amount of approximately $100.0 million.

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

Cash Flow

Cash and cash equivalents were $314.2 million at June 30, 2014 as compared to $306.4 million at December 31, 2013. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$68,712	$54,818
Net cash used in investing activities	(53,511)	(674,549)
Net cash (used in) provided by financing activities	(7,444)	660,626
Effect of exchange rate changes on cash	92	705
Net increase in cash	$7,849	$41,600

Net cash provided by operating activities increased $13.9 million to $68.7 million for the six months ended June 30, 2014 from $54.8 million for the same period in 2013. The increase was primarily due to:

•	increased net income adjusted for non-cash items of $40.4 million, primarily due to improved operating income, partially offset by higher interest payments as compared to the prior year period.

The increase was partially offset by:

•
increased cash used for working capital of $26.5 million due primarily to the timing of performance-based compensation payments and timing of income tax receipts and payments, partially offset by improved collections of accounts receivable and timing of payments to vendors.

Net cash used in investing activities was $53.5 million for the six months ended June 30, 2014, as compared to $674.5 million for the six months ended June 30, 2013. The decrease was driven by:

•	cash used of $628.2 million in the prior year period related to the MACH Acquisition;

•	the redemption of a $3.7 million certificate of deposit during the six months ended June 30, 2014; and

•	proceeds of $0.7 million from the sale of the Divestment Business during the six months ended June 30, 2014; partially offset by

•
increased capital expenditures of $11.6 million, primarily due to higher costs associated with capitalized software for new services, data center capacity increases, investments in our internal infrastructure and capital spend related to the integration of MACH .

Net cash (used in) provided by financing activities was $(7.4) million for the six months ended June 30, 2014 as compared to $660.6 million for the six months ended June 30, 2013. The decrease was due to:

•
net proceeds in the prior year period of $696.5 million related to the Tranche B Term loans, partially offset by debt issuance costs of $25.2 million and principal payments of $4.8 million related to the Initial Term Loans;

•	increased distribution to our parent of $0.6 million;

•	the purchase of our redeemable noncontrolling interest of $0.5 million; and

•	increased payments on capital lease obligations of $0.5 million

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

On June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (as defined below), a portion of which were used to fund the MACH Acquisition.
As of June 30, 2014, we had a carrying amount of $911.8 million and $678.7 million, excluding original issue discount, of outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, respectively. At June 30, 2014, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.

The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at June 30, 2014, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $148.1 million at June 30, 2014.

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
Adjusted EBITDA is determined by adding the following items to net loss from continuing operations: other income (expense), net, excluding the impact of equity loss in investee, (benefit from) provision for income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock compensation, Acquisitions expense, business development, integration and other related expenses including transition and integration costs generally and the Carlyle annual management fee including related expenses.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following tables:

	Three Months Ended June 30,
(in thousands)	2014	2013
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(9,017)	$(24,144)
Equity loss in investee	(404)	—
Other expense, net	32,142	31,508
(Benefit from) provision for income taxes	(24)	250
Depreciation and amortization	56,099	49,500
Employee termination benefits (a)	1,888	2,342
Restructuring (b)	—	110
Non-cash stock-based compensation (c)	1,894	1,482
Acquisitions (d)	1,476	16,553
Business development, integration and other expenses (e)	3,667	3,597
Management fee and related expenses (f)	793	798
Adjusted EBITDA	$88,514	$81,996

	Six Months Ended June 30,
(in thousands)	2014	2013
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(25,234)	$(37,191)
Equity loss in investee	(97)	—
Other expense, net	60,518	58,987
Benefit from income taxes	(263)	(4,058)
Depreciation and amortization	111,906	94,587
Employee termination benefits (a)	4,855	3,014
Restructuring (b)	22	496
Non-cash stock-based compensation (c)	3,913	5,180
Acquisitions (d)	1,476	20,945
Business development, integration and other expenses (e)	8,071	4,392
Management fee and related expenses (f)	1,591	1,829
Adjusted EBITDA	$166,758	$148,181

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits associated with our cost rationalization initiatives.

(b)	Reflects restructuring expense which is comprised primarily of contract termination costs associated with the exit of a leased facility.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Acquisitions, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)
Reflects items associated with business development activities, integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(f)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is determined by adding the result of net cash provided by operating activities, adjusted for loss from discontinued operations, net of tax, working capital changes related to discontinued operations and Acquisitions expense less capital expenditures.
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
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following tables:

	Three Months Ended June 30,
(in thousands)	2014	2013
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$50,572	$34,467
Loss from discontinued operations, net of tax	560	—
Working capital changes related to discontinued operations	(560)	—
Acquisitions	1,476	16,553
Capital expenditures	(27,008)	(22,658)
Free Cash Flow	$25,040	$28,362

	Six Months Ended June 30,
(in thousands)	2014	2013
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$68,712	$54,818
Loss from discontinued operations, net of tax	560	—
Working capital changes related to discontinued operations	(560)	—
Acquisitions	1,476	20,945
Capital expenditures	(57,929)	(41,743)
Free Cash Flow	$12,259	$34,020

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $602.8 million and $492.9 million as of June 30, 2014 and December 31, 2013, respectively.
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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a management fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $3.0 million and reimburse their out-of-pocket expenses. During the three and six months ended June 30, 2014 and 2013, we recorded $0.8 million and $1.6 million, respectively, associated with the management fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2013, we recorded $0.8 million and $1.8 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term loans. As of June 30, 2014 and December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term loans, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of June 30, 2014. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2014, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
Foreign Currency Market Risk
Although the majority of our operations are conducted in U.S. dollars, a portion of our foreign operations are conducted in Euros and Great British Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Caribbean and Latin America. Consequently, a portion of our revenues and expenses are affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.
A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2014 would have increased or decreased our revenues and net loss by approximately $5.5 million and $0.4 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014. Based on the evaluation, as of June 30, 2014, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are currently assessing the control environment and intend to disclose all material changes resulting from the MACH Acquisition completed on June 28, 2013 within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity. While we have obtained an understanding of the internal control environment, our assessment will include documentation, testing and evaluation of internal controls over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
*10.1	Agreement and Plan of Merger, dated May 12, 2014, among Syniverse Technologies, LLC, Aicent Holdings Corporation, Putter Mergerco, Inc. and TA Associates Management, L.P.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SYNIVERSE HOLDINGS, INC.
By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

Date: August 12, 2014

INDEX OF EXHIBITS

Exhibit No.	Description
*10.1	Agreement and Plan of Merger, dated May 12, 2014, among Syniverse Technologies, LLC, Aicent Holdings Corporation, Putter Mergerco, Inc. and TA Associates Management, L.P.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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