Form 10-Q
period 2014-09-30
SYNIVERSE HOLDINGS INC
filed 2014-11-12
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at November 7, 2014 was 1,000.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,877	$306,400
Accounts receivable, net of allowances of $16,177 and $8,717, respectively	207,703	187,704
Deferred tax assets	15,062	14,964
Income taxes receivable	16,777	9,849
Prepaid and other current assets	35,036	39,525
Total current assets	412,455	558,442
Property and equipment, net	125,881	106,406
Capitalized software, net	229,442	238,288
Deferred costs, net	51,107	58,375
Goodwill	2,334,394	2,150,364
Identifiable intangibles, net	531,039	539,088
Deferred tax assets	5,585	5,584
Other assets	11,435	12,471
Total assets	$3,701,338	$3,669,018
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$34,916	$25,291
Income taxes payable	3,798	10,179
Accrued liabilities	84,626	113,757
Deferred revenues	9,389	6,164
Deferred tax liabilities	4,103	4,115
Current portion of capital lease obligation	2,625	6,571
Total current liabilities	139,457	166,077
Long-term liabilities:
Deferred tax liabilities	223,641	214,428
Long-term capital lease obligation, net of current maturities	4,462	409
Long-term debt, net of original issue discount	2,153,275	2,051,248
Other long-term liabilities	45,192	47,709
Total liabilities	2,566,027	2,479,871
Commitments and contingencies
Redeemable noncontrolling interest	—	501
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,231,058	1,225,374
Accumulated deficit	(82,005)	(71,244)
Accumulated other comprehensive (loss) income	(20,653)	27,735
Total Syniverse Holdings, Inc. stockholder equity	1,128,400	1,181,865
Nonredeemable noncontrolling interest	6,911	6,781
Total equity	1,135,311	1,188,646
Total liabilities and stockholder equity	$3,701,338	$3,669,018
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$239,822	$238,890	$686,658	$616,042
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	96,820	85,931	277,580	229,796
Sales and marketing	18,328	18,289	60,919	54,966
General and administrative	33,674	33,489	103,879	93,320
Depreciation and amortization	62,214	59,698	174,120	154,285
Employee termination benefits	4,548	1,324	9,403	4,338
Restructuring	18	(2)	40	494
Acquisitions	536	677	2,012	21,622
	216,138	199,406	627,953	558,821
Operating income	23,684	39,484	58,705	57,221
Other income (expense), net:
Interest income	196	200	610	412
Interest expense	(31,113)	(37,119)	(91,653)	(95,079)
Debt extinguishment costs	—	(2,802)	—	(2,802)
Equity income in investee	156	236	59	236
Other, net	977	(3,303)	682	(4,540)
	(29,784)	(42,788)	(90,302)	(101,773)
Loss before benefit from income taxes	(6,100)	(3,304)	(31,597)	(44,552)
Benefit from income taxes	(21,824)	(1,833)	(22,087)	(5,890)
Net income (loss) from continuing operations	15,724	(1,471)	(9,510)	(38,662)
Loss from discontinued operations, net of tax	—	(4,980)	(560)	(4,980)
Net income (loss)	15,724	(6,451)	(10,070)	(43,642)
Net income attributable to nonredeemable noncontrolling interest	309	83	691	687
Net income (loss) attributable to Syniverse Holdings, Inc.	$15,415	$(6,534)	$(10,761)	$(44,329)

Amounts attributable to Syniverse Holdings, Inc.:
Income (loss) from continuing operations, net of tax	$15,415	$(1,554)	$(10,201)	$(39,349)
Loss from discontinued operations, net of tax	—	(4,980)	(560)	(4,980)
Net income (loss) attributable to Syniverse Holdings, Inc.	$15,415	$(6,534)	$(10,761)	$(44,329)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$15,724	$(6,451)	$(10,070)	$(43,642)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(44,677)	26,135	(48,211)	24,136
Amortization of unrecognized loss included in net periodic pension cost (2)	23	18	151	54
Other comprehensive (loss) income	(44,654)	26,153	(48,060)	24,190
Comprehensive (loss) income	(28,930)	19,702	(58,130)	(19,452)
Less: comprehensive income (loss) attributable to nonredeemable noncontrolling interest	223	(12)	1,019	375
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(29,153)	$19,714	$(59,149)	$(19,827)

(1)
Foreign currency translation adjustment is shown net of income tax expense of $573 and $450 for the three and nine months ended September 30, 2014, respectively, and net of income tax expense of $319 and $46 for the three and nine months ended September 30, 2013, respectively.

(2)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $10 and $63 for the three and nine months ended September 30, 2014, respectively, and net of income tax expense of $8 and $22 for the three and nine months ended September 30, 2013.

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2012	1	$—	$1,215,350	$(24,713)	$(970)	$6,760	$1,196,427
Net (loss) income	—	—	—	(44,329)	—	687	(43,642)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	24,448	(312)	24,136
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	54	—	54
Stock-based compensation	—	—	7,236	—	—	—	7,236
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(940)	(940)
Distribution to Syniverse Corporation	—	—	(185)	—	—	—	(185)
Balance, September 30, 2013 (Unaudited)	1	$—	$1,222,401	$(69,042)	$23,532	$6,195	$1,183,086

Balance, December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(10,761)	—	691	(10,070)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(48,539)	328	(48,211)
Amortization of unrecognized loss included in net periodic pension cost	—	—	—	—	151	—	151
Stock-based compensation	—	—	6,935	—	—	—	6,935
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(889)	(889)
Distribution to Syniverse Corporation	—	—	(1,251)	—	—	—	(1,251)
Balance, September 30, 2014 (Unaudited)	1	$—	$1,231,058	$(82,005)	$(20,653)	$6,911	$1,135,311
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(10,070)	$(43,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,120	154,285
Amortization of deferred debt issuance costs and original issue discount	9,295	9,539
Allowance for credit memos and uncollectible accounts	11,951	7,667
Deferred income tax benefit	(22,870)	(11,121)
Debt modification costs	—	1,681
Debt extinguishment costs	—	2,802
Stock-based compensation	6,935	7,236
Fair value adjustment to assets and liabilities related to assets held for sale	—	3,284
Other, net	5,097	3,129
Changes in operating assets and liabilities:
Accounts receivable	(23,516)	(24,356)
Income taxes receivable or payable	(14,726)	(4,694)
Prepaid and other current assets	(3,341)	(5,929)
Accounts payable	5,651	3,884
Accrued liabilities and deferred revenues	(28,552)	(22,831)
Assets and liabilities related to assets held for sale	—	(2,492)
Other assets and other long-term liabilities	(604)	(2,456)
Net cash provided by operating activities	109,370	75,986
Cash flows from investing activities
Capital expenditures	(77,898)	(55,846)
Acquisitions, net of acquired cash	(290,042)	(628,191)
Redemption (purchase) of certificate of deposit	3,694	(3,753)
Capital expenditures, assets held for sale	—	(6,689)
Proceeds from sale of Divestment Business	717	—
Net cash used in investing activities	(363,529)	(694,479)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	1,608,335
Debt issuance costs paid	—	(26,917)
Principal payments on long-term debt	—	(966,585)
Payments on capital lease obligation	(6,483)	(5,576)
Distribution to Syniverse Corporation	(1,251)	(185)
Purchase of redeemable noncontrolling interest	(501)	—
Distribution to nonredeemable noncontrolling interest	(889)	(940)
Net cash provided by financing activities	90,876	608,132
Effect of exchange rate changes on cash	(5,240)	4,005
Net decrease in cash	(168,523)	(6,356)
Cash at beginning of period	306,400	232,195
Cash at end of period	$137,877	$225,839

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$6,588	$4,985
Supplemental cash flow information
Interest paid	$93,903	$96,233
Income taxes paid	$15,555	$9,826
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers. We are the leader in long term evolution (“LTE”) roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users expect in 4G and beyond, including voice over LTE (“VoLTE”). We currently enable direct reach to nearly half of the global mobile population and cover 16 of the top 20 international roaming routes. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs and over 550 over-the-top providers (“OTTs”) and enterprises. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 4 of the top 10 global social networking sites, including one of the largest social networking sites in China; blue-chip enterprise customers, including 7 of the 10 largest U.S. banks, 3 major banks in Asia, the top 3 credit card networks worldwide, top travel and hospitality companies including 3 of the top 5 airlines and 2 multinational hotel brands, the top global e-commerce provider and one of the top 5 department store retailers globally.
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

Restricted Cash

On occasion, we are required to maintain cash or certificates of deposit with certain banks with respect to contractual obligations related to acquisitions or other collateral required under certain contractual or other terms. As of September 30, 2014, the amount of restricted cash was $1.1 million, of which $0.9 million was included in Prepaid and other current assets and $0.2 million was included in Other assets in the unaudited condensed consolidated balance sheets. As of December 31, 2013, the amount of restricted cash was $6.2 million, of which $5.5 million was included in Prepaid and other current assets and $0.7 million was included in Other assets in the unaudited condensed consolidated balance sheets.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $544.6 million and $492.9 million as of September 30, 2014 and December 31, 2013, respectively.

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

Foreign Currencies

We have operations through subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, we recorded foreign currency transaction gains of $1.0 million and $0.7 million, respectively. For the three and nine months ended September 30, 2013, we recorded foreign currency transaction losses of $3.3 million and $4.5 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive (loss) income and is included in Stockholder equity in the unaudited condensed consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of Accumulated other comprehensive (loss) income. Items within the unaudited condensed consolidated statements of operations are translated at the average rates prevailing during the period.

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

Revenues by service offerings were as follows:

	Three Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
Mobile Transaction Services	$205,794	$207,451
Enterprise & Intelligence Solutions	34,028	31,439
Revenues	$239,822	$238,890

	Nine Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
Mobile Transaction Services	$587,165	$539,057
Enterprise & Intelligence Solutions	99,493	76,985
Revenues	$686,658	$616,042

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
North America	$153,966	$153,341
Europe, Middle East and Africa	42,489	44,572
Asia Pacific	28,111	23,205
Caribbean and Latin America	15,256	17,772
Revenues	$239,822	$238,890

	Nine Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
North America	$448,568	$435,254
Europe, Middle East and Africa	121,471	76,338
Asia Pacific	68,832	56,071
Caribbean and Latin America	47,787	48,379
Revenues	$686,658	$616,042

Acquisitions

The Acquisitions line item in our unaudited condensed consolidated statements of operations includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the MACH (defined below) acquisition completed in 2013 and the Aicent (defined below) acquisition completed in 2014 (collectively, the “Acquisitions”). See Note 4 for additional details regarding the Acquisitions.

Reclassifications of Prior Year Presentation

Certain reclassifications of 2013 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. For the three and nine months ended September 30, 2013, we reclassified certain non-retirement post-employment benefits out of Restructuring into the Employee termination benefits line item in our unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2013, we reclassified Borrowings under Initial Term Loans and Borrowings under Tranche B Term Loans into the Proceeds from issuance of long-term debt line item and Principal payments on Initial Term Loans and Principal payments on Tranche B Term Loans into the Principal payments on long-term debt line items in our unaudited condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606 “Revenue from Contracts with Customers”. ASU 2014-09 was issued as a converged guidance with the International Accounting Standards Board (“IASB”) on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This accounting standard is effective for our financial statements beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is not permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial position, results of operations, and cash flows.

4. Acquisitions

Aicent Acquisition

On August 4, 2014 (the “Aicent Acquisition Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.2 million (the “Aicent Acquisition). The Aicent Acquisition was funded with cash of $192.2 million and a draw down of Syniverse’s existing revolving credit facility with Barclays Bank PLC in the amount of $100.0 million.

The Aicent Acquisition is expected to further expand our global communications network, drive increased service and value to customers through real-time intelligence, and extend our global reach to mobile subscribers, enterprises and mobile operators in Asia.

The Aicent Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Aicent Acquisition Date. The fair value of the net assets acquired was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate (i) valuation of intangible assets; (ii) deferred tax assets and liabilities; (iii) income tax and non-income tax accruals; and (iv) other long-term liabilities including certain employee related accruals. Syniverse will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Aicent Acquisition Date.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in connection with the Aicent Acquisition based on their fair values on the Aicent Acquisition Date:

(in thousands)
Total purchase price	$292,162
Less: cash acquired	2,039
Cash consideration	290,123

Fair value of net assets acquired:
Cash	$2,039
Accounts receivable	11,858
Prepaid and other current assets	807
Property and equipment	3,266
Customer relationships	85,300
Capitalized Software	16,209
Other identifiable intangible assets	2,500
Deferred tax assets	1,960
Other assets	241
Accounts payable	(4,437)
Income taxes payable	(634)
Accrued liabilities	(4,525)
Deferred revenues	(126)
Deferred tax liabilities	(33,788)
Other long-term liabilities	(801)
Net assets acquired	79,869
Allocation to goodwill	$212,293

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $212.3 million, which is primarily attributable to operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred Aicent Acquisition related expenses of $0.5 million and $2.0 million for the three and nine months ended September 30, 2014, respectively. These costs were recorded in the Acquisitions line item in our unaudited condensed consolidated statements of operations.

Customer relationships were valued using discounted future cash flows. The future cash flows for the customer relationships were discounted using a weighted-average cost of capital, which was based on an analysis of the cost of capital for guideline companies within the technology industry. We determined useful lives of the customer relationships based on the period over which we expect those assets to contribute directly or indirectly to future cash flows. Customer relationships are amortized using the straight-line method over a shortened useful life of 10 years.

The results of operations of Aicent have been included in our operating results subsequent to the Aicent Acquisition Date. During the three and nine months ended September 30, 2014, the Aicent Acquisition contributed $8.0 million to revenue.

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

The MACH Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the MACH Acquisition Date. The following table summarizes the allocation of the purchase price, including adjustments to previously reported figures on June 30, 2013, to the estimated fair values of the assets acquired and liabilities assumed in connection with the MACH Acquisition based on their fair values on the MACH Acquisition Date:

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

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $451.7 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. Goodwill is not deductible for tax purposes. We incurred MACH Acquisition related expenses of $0.7 million and $21.6 million for the three and nine months ended September 30, 2013, respectively. These costs were recorded in the Acquisitions line item in our unaudited condensed consolidated statements of operations. We did not incur any MACH Acquisition related expenses for the three and nine months ended September 30, 2014, nor do we expect to incur any further costs in the future.

Discontinued Operations

During the fourth quarter of 2013, we completed the sale of certain assets supporting MACH’s data clearing and near real-time roaming data exchange business in the European Economic Area, including technology platforms, necessary employees, customer contracts and the MACH brand (the “Divestment Business”). During the second quarter of 2014, we received $0.7 million in proceeds related to a purchase price adjustment allowed for under the purchase agreement, and recognized a loss of $0.6 million in Loss from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the nine months ended September 30, 2013 represent combined revenue and loss from continuing operations as if the MACH Acquisition had taken place on January 1, 2013. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the MACH Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the MACH Acquisition taken place on the date indicated or the results of operations that may result in the future.

Nine Months Ended September 30,
(in thousands)	2013
Revenues	$690,382
Income from continuing operations attributable to Syniverse Holdings, Inc.	$(14,536)

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$25,865	$41,036
Accrued interest	15,519	27,245
Accrued network payables	10,469	8,596
Accrued revenue share expenses	6,413	3,560
Other accrued liabilities	26,360	33,320
Total accrued liabilities	$84,626	$113,757

6. Debt and Credit Facilities

Our total outstanding debt as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(9,530)	(11,166)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,695)	(3,086)
Revolving Credit Facility	100,000	—
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	2,153,275	2,051,248
Total long-term debt	$2,153,275	$2,051,248

Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2014 was $3.2 million and $9.3 million, respectively, and was related to our Senior Credit Facility (as defined below) and senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2013 was $5.1 million and $9.5 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

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

On September 23, 2013, the Company made a prepayment of $50.0 million on the Term Loan Facilities, of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, Syniverse accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs. In addition, on September 23, 2013 we refinanced the Initial Term Loans under the Credit Agreement to reduce the interest rate. We recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing of the Initial Term Loans.

On August 4, 2014, the Company drew $100.0 million on the Revolving Credit Facility to fund a portion of the Aicent Acquisition. See Note 4 for additional details regarding the Aicent Acquisition.

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

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
Cost of operations	$79	$86
Sales and marketing	1,001	641
General and administrative	1,942	1,329
Total stock-based compensation	$3,022	$2,056

	Nine Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
Cost of operations	$222	$455
Sales and marketing	2,701	2,793
General and administrative	4,012	3,988
Total stock-based compensation	$6,935	$7,236

In February 2013, the Compensation Committee of our Board of Directors, utilizing the discretion afforded under the 2011 Plan, approved the vesting of the 2012 performance-based stock options resulting in a modification of the vesting terms, for which we recorded additional stock compensation expense of $2.1 million.

The following table summarizes our stock option activity under the 2011 Plan for the nine months ended September 30, 2014:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2013	9,203,082	$11.07
Granted	651,663	15.00
Exercised	(431,666)	10.87
Canceled or expired	(970,334)	11.70
Outstanding at September 30, 2014	8,452,745	$11.32

The fair value of options granted during the nine months ended September 30, 2014 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.18%
Volatility factor	50.00%
Dividend yield	—%
Weighted average expected life of options (in years)	6.43

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the nine months ended September 30, 2014:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2013	86,205	$14.50
Vested	(22,988)	14.50
Forfeited	(17,241)	14.50
Balance at September 30, 2014	45,976	$14.50

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the nine months ended September 30, 2014:

	December 31, 2013				September 30, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$2,698	9,416	(6,480)	(19)	$5,615

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs.

The following table summarizes the activity in our restructuring liabilities for the nine months ended September 30, 2014:

	December 31, 2013				September 30, 2014
(in thousands)	Balance (1)	Additions	Payments	Adjustments	Balance
December 2011 Plan	264	40	1	—	305
December 2010 Plan	619	—	—	(49)	570
Total	$883	$40	$1	$(49)	$875

(1)
December 31, 2013 balance has been adjusted to exclude Employee termination benefits, which has been reclassified into a single line item in our unaudited condensed consolidated statements of operations.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of September 30, 2014.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. As of September 30, 2014, we have paid $2.1 million related to this plan.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and nine months ended September 30, 2014, was a benefit of 357.8% and 69.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2013, was a benefit of 55.5% and 13.2%, respectively. The tax benefit recognized for the nine months ended September 30, 2013 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the inclusion of a full year of the actual and forecasted earnings impact of the MACH entities in our 2014 effective tax rate, (ii) the prior year effects of costs related to the acquisition of MACH, some of which were nondeductible for income tax purposes, (iii) the prior year effects of the loss limitation described above, and (iv) a shift of taxable income to lower foreign tax rate jurisdictions.

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

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of September 30, 2014, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and nine months ended September 30, 2014 and 2013.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

Restricted cash included $1.1 million and $4.8 million of certificates of deposit at September 30, 2014 and December 31, 2013, respectively. The fair value of certificates of deposit is the balance at the reporting date less early withdrawal penalties, if applicable, and is based on observable inputs of rates offered on deposits of similar remaining maturities (Level 2). Certificates of deposit are reflected in the financial statements at their carrying value, which approximates their fair value, due to the insignificant nature of early withdrawal penalties.

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

The carrying amounts and fair values of our long-term debt as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$898,157	$911,835	$916,394
Tranche B Term Loans	678,665	668,485	678,665	683,331
Revolving Credit Facility	100,000	100,000	—	—
Senior Notes	475,000	498,750	475,000	520,125

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2). The Revolving Credit Facility bore interest at a floating rate, therefore the Company believes that the carrying value approximates fair value and is classified within Level 3 of the fair value hierarchy.

12. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with investment funds affiliated with The Carlyle Group (along with its associated investment funds, or any successor to it’s investment management business, “Carlyle”) under which we pay Carlyle a management fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $3.0 million and reimburse their out-of-pocket expenses. During the three and nine months ended September 30, 2014, we recorded $0.8 million and $2.4 million, respectively, associated with the management fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2013, we recorded $0.7 million and $2.6 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2014 and December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$58,744	$79,133	$—	$137,877
Accounts receivable, net of allowances	—	155,928	51,775	—	207,703
Accounts receivable - affiliates	2,022,655	2,062,762	378,690	(4,464,107)	—
Interest receivable - affiliates	296	—	5,197	(5,493)	—
Deferred tax assets	9,312	4,487	1,263	—	15,062
Income taxes receivable	—	9,109	7,668	—	16,777
Prepaid and other current assets	1,543	24,036	9,457	—	35,036
Total current assets	2,033,806	2,315,066	533,183	(4,469,600)	412,455
Property and equipment, net	—	95,952	29,929	—	125,881
Capitalized software, net	—	181,982	47,460	—	229,442
Deferred costs, net	51,107	—	—	—	51,107
Goodwill	—	1,924,730	409,664	—	2,334,394
Identifiable intangibles, net	—	423,568	107,471	—	531,039
Long-term note receivable - affiliates	5,515	—	5,768	(11,283)	—
Deferred tax assets	—	—	5,585	—	5,585
Other assets	—	2,490	8,945	—	11,435
Investment in subsidiaries	2,496,069	830,069	—	(3,326,138)	—
Total assets	$4,586,497	$5,773,857	$1,148,005	$(7,807,021)	$3,701,338

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$27,304	$7,612	$—	$34,916
Accounts payable - affiliates	1,247,009	2,942,623	274,474	(4,464,106)	—
Income taxes payable	—	—	3,798	—	3,798
Accrued liabilities	15,519	45,396	23,711	—	84,626
Accrued interest - affiliates	—	620	4,873	(5,493)	—
Deferred revenues	—	2,383	7,006	—	9,389
Deferred tax liabilities	—	—	4,103	—	4,103
Current portion of capital lease obligation	—	2,523	102	—	2,625
Total current liabilities	1,262,528	3,020,849	325,679	(4,469,599)	139,457
Long-term liabilities:
Long-term note payable - affiliates	—	11,283	—	(11,283)	—
Deferred tax liabilities	42,293	216,235	(34,887)	—	223,641
Long-term capital lease obligation, net of current maturities	—	4,454	8	—	4,462
Long-term debt, net of original issue discount	2,153,275	—	—	—	2,153,275
Other long-term liabilities	—	24,967	20,225	—	45,192
Total liabilities	3,458,096	3,277,788	311,025	(4,480,882)	2,566,027
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,211,376	2,165,345	561,150	(2,706,813)	1,231,058
(Accumulated deficit) retained earnings	(82,005)	330,191	160,240	(490,431)	(82,005)
Accumulated other comprehensive (loss) income	(970)	533	(21,339)	1,123	(20,653)
Total Syniverse Holdings Inc. stockholder equity	1,128,401	2,496,069	836,980	(3,333,050)	1,128,400
Nonredeemable noncontrolling interest	—	—	—	6,911	6,911
Total equity	1,128,401	2,496,069	836,980	(3,326,139)	1,135,311
Total liabilities and stockholder equity	$4,586,497	$5,773,857	$1,148,005	$(7,807,021)	$3,701,338

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$183,734	$56,088	$—	$239,822
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	82,046	14,774	—	96,820
Sales and marketing	—	10,395	7,933	—	18,328
General and administrative	—	21,666	12,008	—	33,674
Depreciation and amortization	—	49,518	12,696	—	62,214
Employee termination benefits	—	3,684	864	—	4,548
Restructuring	—	18	—	—	18
Acquisition expenses	—	536	—	—	536
	—	167,863	48,275	—	216,138
Operating income	—	15,871	7,813	—	23,684
Other income (expense), net:
Income (loss) from equity investment	88,789	66,094	—	(154,883)	—
Interest income	—	3	193	—	196
Interest expense	(31,081)	(48)	16	—	(31,113)
Interest expense - affiliate	57	(193)	136	—	—
Equity income in investee	—	—	156	—	156
Other, net	30,090	(32,152)	3,039	—	977
	87,855	33,704	3,540	(154,883)	(29,784)
Income (loss) before provision for (benefit from) income taxes	87,855	49,575	11,353	(154,883)	(6,100)
Provision for (benefit from) income taxes	72,440	(39,214)	(55,050)	—	(21,824)
Net income (loss) from continuing operations	15,415	88,789	66,403	(154,883)	15,724
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	15,415	88,789	66,403	(154,883)	15,724
Net income attributable to nonredeemable noncontrolling interest	—	—	—	309	309
Net income (loss) attributable to Syniverse Holdings, Inc.	$15,415	$88,789	$66,403	$(155,192)	$15,415

Amounts attributable to Syniverse Holdings, Inc.:
Income (loss) from continuing operations, net of tax	$15,415	$88,789	$66,403	$(155,192)	$15,415
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss) attributable to Syniverse Holdings, Inc.	$15,415	$88,789	$66,403	$(155,192)	$15,415

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income (loss)	$15,415	$88,789	$66,403	$(154,883)	$15,724
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of $235	—	—	(44,677)	—	(44,677)
Amortization of unrecognized loss included in net periodic cost, net of tax benefit of $43	—	—	23	—	23
Other comprehensive loss	—	—	(44,654)	—	(44,654)
Comprehensive income (loss)	15,415	88,789	21,749	(154,883)	(28,930)
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	223	223
Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$15,415	$88,789	$21,749	$(155,106)	$(29,153)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$520,325	$166,333	$—	$686,658
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	239,497	38,083	—	277,580
Sales and marketing	—	34,713	26,206	—	60,919
General and administrative	—	64,671	39,208	—	103,879
Depreciation and amortization	—	138,433	35,687	—	174,120
Employee termination benefits	—	6,182	3,221	—	9,403
Restructuring	—	40	—	—	40
Acquisition expenses	—	2,012	—	—	2,012
	—	485,548	142,405	—	627,953
Operating income	—	34,777	23,928	—	58,705
Other income (expense), net:
Income (loss) from equity investment	160,516	85,303	—	(245,819)	—
Interest income	—	9	601	—	610
Interest expense	(91,357)	(228)	(68)	—	(91,653)
Interest expense - affiliate	185	(341)	156	—	—
Equity income in investee	—	—	59	—	59
Other, net	(2,517)	(2,703)	5,902	—	682
	66,827	82,040	6,650	(245,819)	(90,302)
(Loss) income before provision for (benefit from) income taxes	66,827	116,817	30,578	(245,819)	(31,597)
Provision for (benefit from) income taxes	77,588	(43,699)	(55,976)	—	(22,087)
Net (loss) income from continuing operations	(10,761)	160,516	86,554	(245,819)	(9,510)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income	(10,761)	160,516	85,994	(245,819)	(10,070)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	691	691
Net (loss) income attributable to Syniverse Holdings, Inc.	$(10,761)	$160,516	$85,994	$(246,510)	$(10,761)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(10,761)	$160,516	$86,554	$(246,510)	$(10,201)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(10,761)	$160,516	$85,994	$(246,510)	$(10,761)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(10,761)	$160,516	$85,994	$(245,819)	$(10,070)
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $235	—	—	(48,211)	—	(48,211)
Amortization of unrecognized loss included in net periodic cost, net of tax expense of $43	—	—	151	—	151
Other comprehensive income	—	—	(48,060)	—	(48,060)
Comprehensive (loss) income	(10,761)	160,516	37,934	(245,819)	(58,130)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	1,019	1,019
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(10,761)	$160,516	$37,934	$(246,838)	$(59,149)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	(98,749)	197,785	10,334	—	109,370
Cash flows from investing activities
Capital expenditures	—	(50,160)	(27,738)	—	(77,898)
Acquisition, net of acquired cash	—	(289,813)	(229)	—	(290,042)
Redemption of certificate of deposit	—	—	3,694	—	3,694
Proceeds from sale of Divestment Business	—	—	717	—	717
Net cash used in investing activities	—	(339,973)	(23,556)	—	(363,529)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Payments on capital lease obligation	—	(6,415)	(68)	—	(6,483)
Distribution to Syniverse Corporation	(1,251)	—	—	—	(1,251)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(889)	—	(889)
Net cash used in financing activities	98,749	(6,415)	(1,458)	—	90,876
Effect of exchange rate changes on cash	—	33	(5,273)	—	(5,240)
Net decrease in cash	—	(148,570)	(19,953)	—	(168,523)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$58,744	$79,133	$—	$137,877

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$207,314	$99,086	$—	$306,400
Accounts receivable, net of allowances	—	135,524	52,180	—	187,704
Accounts receivable - affiliates	1,915,933	1,865,025	237,274	(4,018,232)	—
Interest receivable - affiliates	2,368	—	—	(2,368)	—
Deferred tax assets	9,317	4,217	1,430	—	14,964
Income taxes receivable	—	7,400	2,449	—	9,849
Prepaid and other current assets	1,544	21,872	16,109	—	39,525
Total current assets	1,929,162	2,241,352	408,528	(4,020,600)	558,442
Property and equipment, net	—	88,339	18,067	—	106,406
Capitalized software, net	—	187,099	51,189	—	238,288
Deferred costs, net	58,375	—	—	—	58,375
Goodwill	—	1,710,100	440,264	—	2,150,364
Identifiable intangibles, net	—	400,897	138,191	—	539,088
Long-term note receivable - affiliates	—	11,732	—	(11,732)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,179	9,292	—	12,471
Investment in subsidiaries	2,434,279	779,982	—	(3,214,261)	—
Total assets	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,358	$10,933	$—	$25,291
Accounts payable - affiliates	1,150,319	2,703,548	164,365	(4,018,232)	—
Income taxes payable	—	—	10,179	—	10,179
Accrued liabilities	27,156	51,792	34,809	—	113,757
Accrued interest - affiliates	—	—	2,368	(2,368)	—
Deferred revenues	—	1,334	4,830	—	6,164
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	6,428	143	—	6,571
Total current liabilities	1,177,475	2,777,460	231,742	(4,020,600)	166,077
Long-term liabilities:
Long-term note payable - affiliates	6,540	—	5,192	(11,732)	—
Deferred tax liabilities	4,688	187,496	22,244	—	214,428
Long-term capital lease obligation, net of current maturities	—	333	76	—	409
Long-term debt, net of original issue discount	2,051,248	—	—	—	2,051,248
Other long-term liabilities	—	23,112	24,597	—	47,709
Total liabilities	3,239,951	2,988,401	283,851	(4,032,332)	2,479,871
Commitments and contingencies:
Redeemable noncontrolling interest	—	—	501	—	501
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,254,079	2,264,071	548,539	(2,841,315)	1,225,374
(Accumulated deficit) retained earnings	(71,244)	169,675	74,246	(243,921)	(71,244)
Accumulated other comprehensive (loss) income	(970)	533	27,049	1,123	27,735
Total Syniverse Holdings Inc. stockholder equity	1,181,865	2,434,279	786,763	(3,221,042)	1,181,865
Nonredeemable noncontrolling interest	—	—	—	6,781	6,781
Total equity	1,181,865	2,434,279	786,763	(3,214,261)	1,188,646
Total liabilities and stockholder equity	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$174,951	$63,939	$—	$238,890
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	62,475	23,456	—	85,931
Sales and marketing	—	11,356	6,933	—	18,289
General and administrative	—	28,731	4,758	—	33,489
Depreciation and amortization	—	44,109	15,589	—	59,698
Employee termination benefits	—	934	390	—	1,324
Restructuring	—	—	(2)	—	(2)
Acquisition expenses	—	677	—	—	677
	—	148,282	51,124	—	199,406
Operating income	—	26,669	12,815	—	39,484
Other income (expense), net:
Income (loss) from equity investment	47,968	(1,780)	—	(46,188)	—
Interest income	73	(74)	201	—	200
Interest expense	(36,763)	(210)	(146)	—	(37,119)
Other, net	(26,737)	28,157	(4,723)	—	(3,303)
	(18,261)	26,093	(4,432)	(46,188)	(42,788)
(Loss) income before (benefit from) provision for income taxes	(18,261)	52,762	8,383	(46,188)	(3,304)
(Benefit from) provision for income taxes	(11,727)	4,794	5,100	—	(1,833)
Net (loss) income	(6,534)	47,968	(1,697)	(46,188)	(6,451)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	83	83
Net (loss) income attributable to Syniverse Holdings, Inc.	$(6,534)	$47,968	$(1,697)	$(46,271)	$(6,534)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(6,534)	$47,968	$3,283	$(46,271)	$(1,554)
Loss from discontinued operations, net of tax	—	—	(4,980)	—	(4,980)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(6,534)	$47,968	$(1,697)	$(46,271)	$(6,534)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(6,534)	$47,968	$(1,697)	$(46,188)	$(6,451)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $319	—	—	26,135	—	26,135
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $8	—	—	18	—	18
Other comprehensive loss	—	—	26,153	—	26,153
Comprehensive (loss) income	(6,534)	47,968	24,456	(46,188)	19,702
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	(12)	(12)
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(6,534)	$47,968	$24,456	$(46,176)	$19,714

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$502,391	$113,651	$—	$616,042
Costs and expenses:			—
Cost of operations (excluding depreciation and amortization shown separately below)	—	185,906	43,890	—	229,796
Sales and marketing	—	37,293	17,673	—	54,966
General and administrative	—	90,692	2,628	—	93,320
Depreciation and amortization	—	135,360	18,925	—	154,285
Employee termination benefits	—	3,490	848	—	4,338
Restructuring	—	—	494	—	494
Acquisition expenses	—	21,622	—	—	21,622
	—	474,363	84,458	—	558,821
Operating income	—	28,028	29,193	—	57,221
Other income (expense), net:
Income (loss) from equity investment	52,184	10,395	—	(62,579)	—
Interest income	82	6	324	—	412
Interest expense	(94,365)	(540)	(174)	—	(95,079)
Other, net	(24,387)	25,423	(5,576)	—	(4,540)
	(69,288)	35,284	(5,190)	(62,579)	(101,773)
(Loss) income before (benefit from) provision for income taxes	(69,288)	63,312	24,003	(62,579)	(44,552)
(Benefit from) provision for income taxes	(24,959)	11,128	7,941	—	(5,890)
Net (loss) income from continuing operations	(44,329)	52,184	16,062	(62,579)	(38,662)
Loss from discontinued operations, net of tax	—	—	(4,980)	—	(4,980)
Net (loss) income	(44,329)	52,184	11,082	(62,579)	(43,642)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	687	687
Net (loss) income attributable to Syniverse Holdings, Inc.	$(44,329)	$52,184	$11,082	$(63,266)	$(44,329)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(44,329)	$52,184	$16,062	$(63,266)	$(39,349)
Loss from discontinued operations, net of tax	—	—	(4,980)	—	(4,980)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(44,329)	$52,184	$11,082	$(63,266)	$(44,329)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(44,329)	$52,184	$11,082	$(62,579)	$(43,642)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $46	—	—	24,136	—	24,136
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $22	—	—	54	—	54
Other comprehensive loss	—	—	24,190	—	24,190
Comprehensive (loss) income	(44,329)	52,184	35,272	(62,579)	(19,452)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	375	375
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(44,329)	$52,184	$35,272	$(62,954)	$(19,827)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash (used in) provided by operating activities	(614,643)	79,300	611,329	—	75,986
Cash flows from investing activities
Capital expenditures	—	(50,167)	(5,679)	—	(55,846)
Acquisition, net of acquired cash	—	(41,623)	(586,568)	—	(628,191)
Purchase of certificate of deposit	—	—	(3,753)	—	(3,753)
Capital expenditures, assets held for sale	—	—	(6,689)	—	(6,689)
Net cash used in investing activities	—	(91,790)	(602,689)	—	(694,479)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,608,335	—	—	—	1,608,335
Debt issuance costs paid	(26,917)	—	—	—	(26,917)
Principal payments on long-term debt	(966,585)	—	—	—	(966,585)
Payments on capital lease obligation	—	(5,438)	(138)	—	(5,576)
Distribution to Syniverse Corporation	(185)	—	—	—	(185)
Distribution to nonredeemable noncontrolling interest	—	—	(940)	—	(940)
Net cash provided by (used in) financing activities	614,648	(5,438)	(1,078)	—	608,132
Effect of exchange rate changes on cash	(5)	(1,170)	5,180	—	4,005
Net (decrease) increase in cash	—	(19,098)	12,742	—	(6,356)
Cash and cash equivalents at beginning of period	—	182,869	49,326	—	232,195
Cash and cash equivalents at end of period	$—	$163,771	$62,068	$—	$225,839

14. Subsequent Event

In October 2014, we implemented a restructuring plan primarily to align our costs and expenses with current revenue trends across our portfolio.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary business and technologies and realize the expected benefits from those acquisitions;

•	our ability to realize the expected benefits of the MACH (defined below) and Aicent (defined below) acquisitions;

•	our ability to adapt quickly to technological change;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network build-outs by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain, including our ability to receive or retain the required licenses or authorizations;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth

•	our ability to service our debt; and

•	the significant influence Carlyle has over corporate decisions.

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

Business

Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers. We are the leader in long term evolution (“LTE”) roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users expect in 4G and beyond, including voice over LTE (“VoLTE”). We currently enable direct reach to nearly half of the global mobile population and cover 16 of the top 20 international roaming routes. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs and over 550 over-the-top providers (“OTTs”) and enterprises. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 4 of the top 10 global social networking sites, including one of the largest social networking sites in China; blue-chip enterprise customers, including 7 of the 10 largest U.S. banks, 3 major banks in Asia, the top 3 credit card networks worldwide, top travel and hospitality companies including 3 of the top 5 airlines and 2 multinational hotel brands, the top global e-commerce provider and one of the top 5 department store retailers globally.
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

Executive Overview
Financial Highlights
For the three months ended September 30, 2014, revenues increased $0.9 million, or 0.4%, to $239.8 million from $238.9 million for the comparable prior year period. Mobile Transaction Services revenue decreased $1.7 million, or 0.8%, to $205.8 million for the three months ended September 30, 2014, from $207.5 million for the same period in 2013. Enterprise & Intelligence Solutions revenue increased $2.6 million, or 8.2%, to $34.0 million for the three months ended September 30, 2014, from $31.4 million for the same period in 2013. Operating income decreased $15.8 million to $23.7 million for the three months ended September 30, 2014 from $39.5 million for the same period in 2013. Net income (loss) from continuing operations increased $17.2 million to income of $15.7 million for the three months ended September 30, 2014, from a loss of $1.5 million for the same period in 2013. Net loss from continuing operations for the three months ended September 30, 2014 includes an increase in benefit from income taxes of $20.0 million. Adjusted EBITDA decreased $8.1 million, or 7.6%, to $98.8 million for the three months ended September 30, 2014 from $106.9 million for the same period in 2013. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net income (loss) from continuing operations.
Business Developments

Aicent Acquisition

On August 4, 2014 (the “Aicent Acquisition Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.2 million. The Aicent Acquisition was funded with cash of approximately $192.2 million and a draw down of Syniverse’s existing Revolving Credit Facility with Barclays Bank PLC in the amount of $100.0 million.

See Note 4 to our unaudited condensed consolidated financial statements for additional information regarding the Aicent Acquisition.

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

•	downward pressure on the prices we charge for our services from our existing customers as we enter into contract renewals, which could have a negative impact on our revenues and margin;

•	the extent to which our customers build-out or expand their own networks, which could have a negative impact on transaction volume from those customers and on our revenue;

•	our ability to realize some or all of the anticipated benefits, including cost savings and synergies from our ongoing integration of the MACH and Aicent businesses;

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
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. Approximately 83% of our revenues were generated by transaction-based fees during the first nine months of 2014. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, employee termination benefits, restructuring and acquisitions expense.

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

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Three Months Ended September 30,
		% of		% of	2014 compared to 2013
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$205,794	85.8%	$207,451	86.8%	$(1,657)	(0.8)%
Enterprise & Intelligence Solutions	34,028	14.2%	31,439	13.2%	2,589	8.2%
Revenues	239,822	100.0%	238,890	100.0%	932	0.4%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	96,820	40.4%	85,931	36.0%	10,889	12.7%
Sales and marketing	18,328	7.6%	18,289	7.7%	39	0.2%
General and administrative	33,674	14.0%	33,489	14.0%	185	0.6%
Depreciation and amortization	62,214	25.9%	59,698	25.0%	2,516	4.2%
Employee termination benefits	4,548	1.9%	1,324	0.6%	3,224	243.5%
Restructuring	18	0.0%	(2)	0.0%	20	1,000.0%
Acquisitions	536	0.2%	677	0.3%	(141)	(20.8)%
	216,138	90.1%	199,406	83.5%	16,732	8.4%
Operating income	23,684	9.9%	39,484	16.5%	(15,800)	(40.0)%
Other income (expense), net:
Interest income	196	0.1%	200	0.1%	(4)	(2.0)%
Interest expense	(31,113)	(13.0)%	(37,119)	(15.5)%	6,006	(16.2)%
Debt extinguishment costs	—	—%	(2,802)	(1.2)%	2,802	(100.0)%
Equity income in investee	156	0.1%	236	0.1%	(80)	(33.9)%
Other, net	977	0.4%	(3,303)	(1.4)%	4,280	(129.6)%
	(29,784)	(12.4)%	(42,788)	(17.9)%	13,004	(30.4)%
Loss before benefit from income taxes	(6,100)	(2.5)%	(3,304)	(1.4)%	(2,796)	84.6%
Benefit from income taxes	(21,824)	(9.1)%	(1,833)	(0.8)%	(19,991)	1,090.6%
Net income (loss) from continuing operations	$15,724	6.6%	$(1,471)	(0.6)%	$17,195	(1,168.9)%

	Nine Months Ended September 30,		Nine Months Ended September 30,
		% of		% of	2014 compared to 2013
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$587,165	85.5%	$539,057	87.5%	$48,108	8.9%
Enterprise & Intelligence Solutions	99,493	14.5%	76,985	12.5%	22,508	29.2%
Revenues	686,658	100.0%	616,042	100.0%	70,616	11.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	277,580	40.4%	229,796	37.3%	47,784	20.8%
Sales and marketing	60,919	8.9%	54,966	8.9%	5,953	10.8%
General and administrative	103,879	15.1%	93,320	15.1%	10,559	11.3%
Depreciation and amortization	174,120	25.4%	154,285	25.0%	19,835	12.9%
Employee termination benefits	9,403	1.4%	4,338	0.7%	5,065	116.8%
Restructuring	40	0.0%	494	0.1%	(454)	(91.9)%
Acquisitions	2,012	0.3%	21,622	3.5%	(19,610)	(90.7)%
	627,953	91.5%	558,821	90.7%	69,132	12.4%
Operating income	58,705	8.5%	57,221	9.3%	1,484	2.6%
Other income (expense), net:
Interest income	610	0.1%	412	0.1%	198	48.1%
Interest expense	(91,653)	(13.3)%	(95,079)	(15.4)%	3,426	(3.6)%
Debt extinguishment costs	—	0.0%	(2,802)	(0.5)%	2,802	(100.0)%
Equity income in investee	59	—%	236	0.0%	(177)	(75.0)%
Other, net	682	0.1%	(4,540)	(0.7)%	5,222	(115.0)%
	(90,302)	(13.2)%	(101,773)	(16.5)%	11,471	(11.3)%
Loss before benefit from income taxes	(31,597)	(4.6)%	(44,552)	(7.2)%	12,955	(29.1)%
Benefit from income taxes	(22,087)	(3.2)%	(5,890)	(1.0)%	(16,197)	275.0%
Net loss from continuing operations	$(9,510)	(1.4)%	$(38,662)	(6.3)%	$29,152	(75.4)%

Revenues

Revenues increased $0.9 million to $239.8 million for the three months ended September 30, 2014 from $238.9 million for the same period in 2013, driven by $8.0 million contributed by the Aicent Acquisition and continued volume growth in our advanced network interoperability services and enterprise connectivity services, offset by volume declines in our North American code division multiple access (“CDMA”) portfolio and competitive pricing pressure for certain renewals.

Revenues increased $70.6 million to $686.7 million for the nine months ended September 30, 2014 from $616.0 million for the same period in 2013, driven primarily by revenues of $63.0 million contributed by the MACH Acquisition during the first half of 2014 and $8.0 million contributed by the Aicent Acquisition during the third quarter. Excluding the impact of the Acquisitions, revenue for the nine months ended September 30, 2014, decreased $0.4 million, resulting from volume declines in our North American CDMA services and pricing declines associated with our clearing and settlement services, partially offset by new contract wins and continued volume growth across our global IP network and enterprise connectivity services.

Revenue from Mobile Transaction Services decreased $1.7 million, or 0.8%, to $205.8 million for the three months ended September 30, 2014 from $207.5 million for the same period in 2013. Excluding the impact of the Aicent Acquisition, which contributed $7.5 million during the third quarter, revenues declined $9.2 million resulting from a decline in revenues from our clearing and settlement services driven primarily by the continued impact of a network build out by a significant North American customer and competitive pricing pressure across our global system for mobiles (“GSM”) clearing and settlement suite. The decline was partially offset by continued volume growth in our advanced network interoperability services, including our interworking packet exchange (“IPX”) services and growth in our messaging business resulting from higher volumes as well as an increase in international SMS volumes which were tempered by lower North American traffic. Growth in our revenue assurance and mobile intelligence services also partially offset the decline.

Revenue from Mobile Transaction Services increased $48.1 million, or 8.9%, to $587.2 million for the nine months ended September 30, 2014 from $539.1 million for the same period in 2013. The increase in revenue was driven primarily by revenues of $48.4 million contributed by the MACH Acquisition during the first half of 2014 and $7.5 million contributed by the Aicent Acquisition during the third quarter. Excluding the impact of the Acquisitions, revenue decreased $7.8 million for the nine months ended September 30, 2014, primarily driven by declines in our North American CDMA revenues and the decline in revenue from our clearing and settlement services. The declines were partially offset by volume growth across our advanced network interoperability services and growth in our revenue assurance and mobile intelligence services.

Revenue from Enterprise & Intelligence Solutions increased $2.6 million, or 8.2%, to $34.0 million for the three months ended September 30, 2014 from $31.4 million for the same period in 2013. The increase in revenue was driven by organic volume growth in our enterprise connectivity services as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail.

Revenue from Enterprise & Intelligence Solutions increased $22.5 million, or 29.2%, to $99.5 million for the nine months ended September 30, 2014 from $77.0 million for the same period in 2013. The increase in revenue was driven by $14.6 million contributed by the MACH Acquisition during the first half of 2014 and $0.5 million contributed by the Aicent Acquisition during the third quarter. In addition, organic volume growth in our enterprise connectivity services contributed $7.4 million for the nine months ended September 30, 2014.

Costs and Expenses

Cost of operations increased $10.9 million to $96.8 million for the three months ended September 30, 2014 from $85.9 million for the three months ended September 30, 2013. Cost of operations increased $47.8 million to $277.6 million for the nine months ended September 30, 2014 from $229.8 million for the nine months ended September 30, 2013. The tables below summarize our cost of operations by category of spending.

	Three Months Ended September 30,		2014 compared to 2013
(in thousands)	2014	2013	$ change	% change
Cost of Operations:
Headcount and related costs	$25,014	$26,014	$(1,000)	(3.8)%
Variable costs	28,241	23,295	4,946	21.2%
Data processing and related hosting and support costs	24,577	21,363	3,214	15.0%
Network costs	14,846	11,185	3,661	32.7%
Other operating related costs	4,142	4,074	68	1.7%
Cost of Operations	$96,820	$85,931	$10,889	12.7%

	Nine Months Ended September 30,		2014 compared to 2013
(in thousands)	2014	2013	$ change	% change
Cost of Operations:
Headcount and related costs	$75,741	$71,712	$4,029	5.6%
Variable costs	79,654	54,936	24,718	45.0%
Data processing and related hosting and support costs	71,642	60,702	10,940	18.0%
Network costs	39,485	32,704	6,781	20.7%
Other operating related costs	11,058	9,742	1,316	13.5%
Cost of Operations	$277,580	$229,796	$47,784	20.8%

The decrease in headcount and related costs for the three months ended September 30, 2014 was driven by a decrease in performance-based compensation, partially offset by additional headcount resulting primarily from the Aicent Acquisition. The increase in headcount and related costs for the nine months ended September 30, 2014 was driven by additional headcount resulting from the MACH and Aicent Acquisition, partially offset by a decrease in performance-based compensation.

The increase in variable costs for the three and nine months ended September 30, 2014 was due primarily to higher message termination fees related to organic volume increases in our enterprise connectivity services and an increase in revenue share costs resulting from an increase in the associated revenue. In addition, these periods were impacted by volumes contributed by the Aicent Acquisition. The increase for the nine months ended September 30, 2014 was impacted by volumes contributed by the MACH Acquisition during the first half of 2014. As a result of these increases, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 19.0% and 18.0% for the three and nine months ended September 30, 2014, respectively, compared to 16.9% and 14.5% for the three and nine months ended September 30, 2013, respectively.

The increase in data processing, hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, as well as higher software maintenance costs related to additional service needs resulting from the MACH Acquisition and organic growth.

The increase in network costs was primarily driven by expansion of our network infrastructure to support global business growth as well as additional costs resulting from the Aicent Acquisition. We intend to continue expanding our network infrastructure for the foreseeable future in order to support future growth opportunities. In addition, integration efforts resulting from the Acquisitions will drive consolidation across our current infrastructure.

As a percentage of revenues, cost of operations increased to 40.4% for the three and nine months ended September 30, 2014, respectively, from 36.0% and 37.3% for the three and nine months ended September 30, 2013, respectively.

Sales and marketing expense was $18.3 million for the three months ended September 30, 2014 and was flat to the prior year period due primarily to a reduction in performance-based compensation offset by an increase in sales incentive compensation and headcount related costs resulting primarily from the Aicent Acquisition. As a percentage of revenues, sales and marketing expense decreased to 7.6% for the three months ended September 30, 2014 from 7.7% for the three months ended September 30, 2013.

Sales and marketing expense increased $5.9 million to $60.9 million for the nine months ended September 30, 2014 from $55.0 million for the same period in 2013. The MACH Acquisition contributed $8.8 million during the first half of 2014, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the MACH Acquisition, sales and marketing expense decreased $2.9 million due primarily to a reduction in performance-based compensation. As a percentage of revenues, sales and marketing expense was flat for the nine months ended September 30, 2014 and 2013 at 8.9%.

General and administrative expense increased $0.2 million to $33.7 million for the three months ended September 30, 2014 from $33.5 million for the same period in 2013. The increase was primarily due to higher headcount related costs associated with additional resources to support global business growth and additional headcount resulting from the Aicent Acquisition, as well as increase in professional fees and facilities costs. The increase was partially offset by lower performance-based compensation. As a percentage of revenues, general and administrative expense was flat for the three months ended September 30, 2014 and 2013 at 14.0%.

General and administrative expense increased $10.6 million to $103.9 million for the nine months ended September 30, 2014 from $93.3 million for the comparable prior year period. The increase was driven primarily by headcount related costs, facilities expense and professional services costs in the first half of 2014 resulting from the MACH Acquisition. Excluding the impact of the MACH Acquisition, general and administrative expense decreased $1.1 million for the nine months ended September 30, 2014 . The decrease was primarily due to lower performance-based compensation, partially offset by an increase in headcount related costs associated with additional resources to support global business growth and new product development initiatives, as well as an increase in facilities costs. As a percentage of revenues, general and administrative expense was flat for the nine months ended September 30, 2014 and 2013 at 15.1%.

Depreciation and amortization expense increased $2.5 million to $62.2 million for the three months ended September 30, 2014 from $59.7 million for the same period in 2013. Depreciation and amortization expense increased $19.8 million to $174.1 million for the nine months ended September 30, 2014 from $154.3 million for the same period in 2013. The increase was driven by $0.9 million and $13.1 million of amortization of intangible assets, including capitalized software, for the three and nine months ended September 30, 2014, respectively, and $1.6 million and $6.8 million of depreciation of property and equipment for the three and nine months ended September 30, 2014. The increase in amortization of intangible assets and depreciation of property and equipment was driven by the Aicent Acquisition for the three months ended September 30, 2014 and by the MACH Acquisition during the first half of 2014.

Employee termination benefits expense was $4.5 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Employee termination benefits expense was $9.4 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in each period was driven primarily by severance and other transition costs associated with the departure of the Company’s Chief Executive Officer in September 2014. In addition, the current year period was impacted by a reduction-in-force as a result of cost saving initiatives, including synergies resulting from the integration of the MACH Acquisition.

Restructuring expense was less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and less than $0.1 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease for the year-to-date period was driven by severance costs related to restructuring plans entered into during prior periods. See Note 8 to the unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Acquisitions expense was $0.5 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, and $0.7 million and $21.6 million for the three and nine months ended September 30, 2013, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014 and the MACH Acquisition in 2013.

Other Income (Expense), net

Interest expense decreased $6.0 million to $31.1 million for the three months ended September 30, 2014 from $37.1 million for the same period in 2013. The decrease was due primarily to lower interest expense of $3.9 million resulting from a principal pre-payment on the Term Loan Facilities and refinancing of the Initial Term Loans in September 2013. In addition, the prior year period included $1.0 million of accelerated amortization of original issue discount and deferred financing costs associated with the principal pre-payment and $1.7 million of debt modification costs associated with the refinancing of our Initial Term Loans. The decrease for the three months ended September 30, 2014 was partially offset by a $0.6 million increase in interest expense related to the Revolving Credit Facility.

Interest expense decreased $3.4 million to $91.7 million for the nine months ended September 30, 2014 from $95.1 million for the same period in 2013. The decrease was due primarily to lower interest expense of $1.3 million related to the principal pre-payment and refinancing of our Initial Term Loans as mentioned above. In addition, the prior year period included accelerated amortization of original issue discount and deferred financing costs associated and debt modification costs described above. The decrease for the nine months ended September 30, 2014 was partially offset by a $0.6 million increase in interest expense related to the Revolving Credit Facility.

Equity income in investee was $0.2 million and $0.1 million for the three and nine months ended September 30, 2014 and was comprised of income from our equity investment in a subsidiary acquired in the MACH Acquisition.

Other, net increased $4.3 million to a $1.0 million gain for the three months ended September 30, 2014 from a $3.3 million loss for the same period in 2013. Other, net increased $5.2 million to a $0.7 million gain for the nine months ended September 30, 2014 from a $4.5 million loss for the same period in 2013. The increase is primarily due to favorable foreign currency impact from cash settlements between our domestic and foreign entities.

Benefit from Income Taxes

We recorded an income tax benefit of $21.8 million and $22.1 million for the three and nine months ended September 30, 2014, compared to a benefit of $1.8 million and a benefit of $5.9 million for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, the effective tax rate was a benefit of 357.8% and 69.9%, respectively. During the three and nine months ended September 30, 2013, the effective tax rate was a benefit of 55.5% and 13.2%, respectively. The tax benefit recognized for the nine months ended September 30, 2013 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the inclusion of a full year of the actual and forecasted earnings impact of the MACH entities in our 2014 effective tax rate, (ii) the prior year effects of costs related to the acquisition of MACH, some of which were nondeductible for income tax purposes, (iii) the prior year effects of the loss limitation described above, and (iv) a shift to taxable income to lower foreign tax rate jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. On August 4, 2014, we completed the Aicent Acquisition for $292.2 million, which was funded with cash of $192.2 million and a draw down of our Revolving Credit Facility in the amount of $100.0 million. The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at September 30, 2014, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $48.1 million at September 30, 2014.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

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

Cash Flow

Cash and cash equivalents were $137.9 million at September 30, 2014 as compared to $306.4 million at December 31, 2013. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$109,370	$75,986
Net cash used in investing activities	(363,529)	(694,479)
Net cash provided by financing activities	90,876	608,132
Effect of exchange rate changes on cash	(5,240)	4,005
Net decrease in cash	$(168,523)	$(6,356)

Net cash provided by operating activities increased $33.4 million to $109.4 million for the nine months ended September 30, 2014 from $76.0 million for the same period in 2013. The increase was primarily due to:

•	increased net income adjusted for non-cash items of $39.6 million, primarily due to improved operating income and lower interest payments as compared to the prior year period.

The increase was partially offset by:

•
increased cash used for working capital of $6.2 million due primarily to the timing of performance-based compensation payments and higher income tax payments, partially offset by timing of payments to vendors.

Net cash used in investing activities was $363.5 million for the nine months ended September 30, 2014, as compared to $694.5 million for the nine months ended September 30, 2013. The decrease was driven by:

•
cash used for acquisitions decreased $338.1 million due to the use of $628.2 million in the prior year period to fund the MACH Acquisition compared to the use of $290.0 million to fund the Aicent Acquisition in 2014;

•	the redemption of a $3.7 million certificate of deposit during the nine months ended September 30, 2014 that was purchased in the prior period; and

•	proceeds of $0.7 million from the sale of the Divestment Business during the nine months ended September 30, 2014; partially offset by

•
increased capital expenditures of $15.4 million, primarily due to higher costs associated with capitalized software to support new services, data center capacity increases, investments in our internal infrastructure and capital spend related to the integration of MACH.

Net cash provided by financing activities was $90.9 million for the nine months ended September 30, 2014 as compared to $608.1 million for the nine months ended September 30, 2013. The decrease was due to:

•
net proceeds from long-term debt of $1,608.3 million received in the prior year period related to the Initial Term Loans and Tranche B Term Loans, partially offset by a $100.0 million draw down on the Revolving Credit Facility in 2014;

•	increased distribution to our parent of $1.1 million;

•	the purchase of our redeemable noncontrolling interest of $0.5 million; and

•	increased payments on capital lease obligations of $0.9 million; partially offset by

•
decreased principal payments on our long-term debt of $966.6 million resulting from the partial principal pre-payment on our Term Loan Facilities and refinancing of our Initial Term Loans in the prior year period; and

•
decreased debt issuance costs of $26.9 million resulting from prior year payments for deferred financing costs associated with our Tranche B Term Loans and debt modification costs associated with the refinancing of our Initial Term Loans.

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
As of September 30, 2014, we had a carrying amount of $911.8 million and $678.7 million, excluding original issue discount, of outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, respectively. At September 30, 2014, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.

On August 4, 2014, the Company drew $100.0 million on the Revolving Credit Facility to fund a portion of the Aicent Acquisition. See Note 4 for additional details regarding the Aicent Acquisition.

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
Adjusted EBITDA is determined by adding the following items to net income (loss) from continuing operations: other income (expense), net, excluding the impact of equity loss in investee, (benefit from) provision for income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock compensation, Acquisitions expense, business development, integration and other related expenses including transition and integration costs generally, CEO transition costs and the Carlyle annual management fee including related expenses.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net income (loss) from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following tables:

	Three Months Ended September 30,
(in thousands)	2014	2013
Reconciliation to Adjusted EBITDA
Net income (loss) from continuing operations	$15,724	$(1,471)
Equity income in investee	156	236
Other expense, net	29,784	42,788
Benefit from income taxes	(21,824)	(1,833)
Depreciation and amortization	62,214	59,698
Employee termination benefits (a)	4,548	1,324
Restructuring (b)	18	(2)
Non-cash stock-based compensation (c)	3,022	2,056
Acquisitions (d)	536	677
Business development, integration and other expenses (e)	3,521	2,728
CEO transition costs (f)	291	—
Management fee and related expenses (g)	810	742
Adjusted EBITDA	$98,800	$106,943

	Nine Months Ended September 30,
(in thousands)	2014	2013
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(9,510)	$(38,662)
Equity income in investee	59	236
Other expense, net	90,302	101,773
Benefit from income taxes	(22,087)	(5,890)
Depreciation and amortization	174,120	154,285
Employee termination benefits (a)	9,403	4,338
Restructuring (b)	40	494
Non-cash stock-based compensation (c)	6,935	7,236
Acquisitions (d)	2,012	21,622
Business development, integration and other expenses (e)	11,592	7,120
CEO transition costs (f)	291	—
Management fee and related expenses (g)	2,401	2,571
Adjusted EBITDA	$265,558	$255,123

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits associated with our cost rationalization initiatives.

(b)	Reflects restructuring expense which is comprised primarily of contract termination costs associated with the exit of a leased facility.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Acquisitions, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)
Reflects items associated with business development activities, integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(f)	Reflects costs associated with the transition of our Chief Executive Officer, including recruiting and travel expenses.

(g)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.

Free Cash Flow is determined by adding the result of net cash provided by operating activities, adjusted for loss from discontinued operations, net of tax, fair value adjustment to assets and liabilities related to assets held for sale, working capital changes related to discontinued operations and Acquisitions expense less capital expenditures.
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
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following tables:

	Three Months Ended September 30,
(in thousands)	2014	2013
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$40,658	$21,168
Loss from discontinued operations, net of tax	—	4,980
Fair value adjustment to assets and liabilities related to assets held for sale	—	(3,284)
Working capital changes related to discontinued operations	—	2,492
Acquisitions	536	677
Capital expenditures	(19,969)	(14,103)
Free Cash Flow	$21,225	$11,930

	Nine Months Ended September 30,
(in thousands)	2014	2013
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$109,370	$75,986
Loss from discontinued operations, net of tax	560	4,980
Fair value adjustment to assets and liabilities related to assets held for sale	—	(3,284)
Working capital changes related to discontinued operations	(560)	2,492
Acquisitions	2,012	21,622
Capital expenditures	(77,898)	(55,846)
Free Cash Flow	$33,484	$45,950

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $544.6 million and $492.9 million as of September 30, 2014 and December 31, 2013, respectively.
We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and equipment, and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease office space is similar to that used by many other companies of our size and does not have a material impact on our financial statements. We intend to continue to enter into operating leases for facilities and equipment as these leases expire or additional capacity is required.

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a management fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $3.0 million and reimburse their out-of-pocket expenses. During the three and nine months ended September 30, 2014 and 2013, we recorded $0.8 million and $2.4 million, respectively, associated with the management fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2013, we recorded $0.7 million and $2.6 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2014 and December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of September 30, 2014. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2014, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2014 would have increased or decreased our revenues and net loss by approximately $15.5 million and $4.5 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014. Based on the evaluation, as of September 30, 2014, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
In making its assessment of changes in internal control over financial reporting as of September 30, 2014, management has excluded Aicent as it was acquired on August 4, 2014. We are currently assessing the control environment and intend to disclose all material changes resulting from the Aicent Acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
*#10.1	Employment Agreement, dated May 3, 2014, among Syniverse Corporation and David W. Hitchcock.
*10.2	Separation Letter, dated August 26, 2014, among Syniverse Corporation and Mr. Jeffrey Gordon.
*17.1	Resignation Letter from Jeffrey Gordon, dated August 26, 2014.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

#	Management contract of compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer (Principal Financial Officer)

Date: November 12, 2014

INDEX OF EXHIBITS

Exhibit No.	Description
*#10.1	Employment Agreement, dated May 3, 2014, among Syniverse Corporation and David W. Hitchcock.
*10.2	Separation Letter, dated August 26, 2014, among Syniverse Corporation and Mr. Jeffrey Gordon.
*17.1	Resignation Letter from Jeffrey Gordon, dated August 26, 2014.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
***101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

#	Management contract of compensatory plan or arrangement