Form 10-K
period 2014-12-31
SYNIVERSE HOLDINGS INC
filed 2015-03-11
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
 _________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant is $0 as the registrant is a privately held corporation and its common stock is not publicly traded. The number of shares of common stock of the registrant outstanding at March 4, 2015 was 1,000.
Documents Incorporated by Reference
None

SYNIVERSE HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K, including, without limitation, those under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms and similar expressions. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control and you should not place undue reliance on these forward looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described under the heading “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary business and technologies;

•	our ability to realize the expected benefits of the MACH (defined below) and Aicent (defined below) acquisitions;

•	our ability to adapt quickly to technological change;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network build-outs by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain, including our ability to receive or retain the required licenses or authorizations;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth

•	our ability to service our debt, including the Notes; and

•	the significant influence Carlyle (defined below) has over corporate decisions.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Overview

Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers.

We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including Voice over LTE (“VoLTE”). Our IP Exchange (“IPX”) network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.

Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs, and over 575 over-the-top providers (“OTTs”) and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

The mobile experience is a critical and pervasive component of modern life and has become increasingly complex. Mobile devices have evolved from cellular phones to smartphones, tablets, wearables and other connected devices that people now use to conduct an expanding set of activities, such as streaming videos, posting social media updates, working and shopping. As a result, today’s mobile experience requires seamless and ubiquitous connectivity and coordination between MNOs, OTTs and enterprises across disparate and rapidly evolving networks, devices and applications. The failure to integrate any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers. Our proprietary services bridge these technological and operational complexities.

Syniverse provides approximately 60 mission-critical services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service as evidenced by our over 99.999% network availability. Our comprehensive suite of Mobile Transaction Services and Enterprise & Intelligence Solutions includes the services described below.

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process and exchange end-user billing records.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the worldwide routing and delivery of text (SMS), multimedia (MMS) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Enable real-time policy management for improved end-user experience.

•	Provide business intelligence tools to MNOs for fraud control.

Enterprise & Intelligence Solutions: Services that bridge OTTs and enterprises with MNOs and incorporate our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

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
We derive revenues primarily from transaction fees paid to us by our customers on various types of mobile services. Approximately 83% of our revenue is earned on a per transaction basis, and any single end-user call, data session or message often generates multiple transactions. We have long-standing customer relationships, with an average tenure of 15 years among our top 10 customers and maintained a customer contract renewal rate of 95% or higher over the past eight years. Our transaction-based revenue model coupled with our long-term contracts and customer relationships provides us with a growing and highly predictable revenue stream that is recurring in nature, with approximately 90% of our annual revenue for each of the last five years earned under contracts in place at the beginning of the year. Our scalable infrastructure provides significant operating leverage, allowing us to benefit from volume growth and rapidly scale our services across customers, markets, and geographies with relatively low marginal costs. Our efficient management of capital expenditures and low working capital needs lead to significant free cash flow that we may use to repay indebtedness, make acquisitions and fund future growth in the business.
    Our principal executive offices are located at 8125 Highwoods Palm Way, Tampa, Florida 33647. Our telephone number is +1 (813) 637-5000, and our website is www.syniverse.com. The information on or linked to our website is not part of this Annual Report on Form 10-K, nor is such content incorporated by reference herein.

Business Developments

Verizon Renewal

Effective January 1, 2015, we entered into an early renewal agreement with Verizon. The renewed service contract has a term of 4 years and includes services covered under the existing contract as well as new offerings including our IPX/LTE, real-time intelligence solutions and fraud management solutions. The renewal agreement is reflective of evolutions in the CDMA market and expected trends over the next 4 years.

Appointment of Stephen C. Gray as President and Chief Executive Officer

On February 25, 2015, the Board of Directors of the Company, appointed Stephen C. Gray as President and Chief Executive Officer of Syniverse. Mr. Gray has served as Interim President and Chief Executive Officer of the Company since August 2014 and as a director since January 2011.

Aicent Acquisition

On August 4, 2014 (the “Aicent Acquisition Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.1 million. The Aicent Acquisition was funded with cash of approximately $192.1 million and a draw down of Syniverse’s existing Revolving Credit Facility with Barclays Bank PLC in the amount of $100.0 million. During the three months ended December 31, 2014, the Company repaid $90.0 million of the draw down.

See Note 4 to our consolidated financial statements for additional information regarding the Aicent Acquisition.

Sprint Renewal

As of June 30, 2014, our service contracts with Sprint were due to expire during the fourth quarter of 2014. Effective July 1, 2014, we entered into an early renewal agreement with Sprint which provides for a broad range of services, including services covered under the existing service contracts as well as new offerings. The renewed service contract has a term of five years.

Business Information

Syniverse provides mission-critical technology and business services that enable the seamless provision of the mobile experience to end-users regardless of network, device or application. Our comprehensive suite of services includes Mobile Transaction Services and Enterprise & Intelligence Solutions.

Revenues by service offerings were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2012
Mobile Transaction Services	$782,116	$748,907	$663,011
Enterprise & Intelligence Solutions	134,179	110,054	80,863
Revenues	$916,295	$858,961	$743,874

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2012
North America	$585,455	$588,493	$557,238
Europe, Middle East and Africa	165,661	120,875	60,041
Asia Pacific	101,714	84,118	71,525
Caribbean and Latin America	63,465	65,475	55,070
Revenues	$916,295	$858,961	$743,874

For the years ended December 31, 2014, 2013 and 2012, we derived 59.7%, 64.2% and 69.6% of our revenues from customers in the United States, respectively.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

(in thousands)	December 31, 2014	December 31, 2013
North America	$252,129	$252,704
Europe, Middle East and Africa	76,371	84,475
Asia Pacific	14,655	6,517
Caribbean and Latin America	830	998
Long-lived assets, net	$343,985	$344,694

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

Clearing & Settlement

Clear, Process and Exchange End-user Billing Records

We are the largest global clearinghouse providing transaction processing services to MNOs to clear, process and exchange end-user billing records. Several times per day our customers send us billing detail records related to all of the roaming end-users to whom they are providing service. Our clearinghouse service verifies the accuracy and rates on these records and routes the records to the home operator.

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

Over the past several years our clearing volumes have increased meaningfully at a CAGR of 21% from 2010 to 2014. Specifically, outside of North America, our clearing volumes have increased at a CAGR of 48.1% in the Asia-Pacific region, 22.1% in Europe, the Middle East and Africa and 29.8% in the Caribbean and Latin America (in each case, pro forma for the MACH acquisition). This growth has been roughly balanced across technology platforms, with CDMA volumes increasing at a CAGR of 19.6% from 2010 to 2014 and GSM/LTE growing at CAGR of 20.6% (in each case, pro forma for the MACH acquisition). CDMA volumes for the year ended December 31, 2014 declined 20.7% compared to the prior year period.

Process and Settle Payments between Participants in the Mobile Ecosystem

We are the largest wholesale provider of financial settlement services to the mobile industry, providing these services to approximately 750 MNOs globally and settling approximately $17 billion annually between our customers. On a monthly basis we determine the wholesale fees owed between and among our MNO customers and their roaming partners and settle the invoicing, payment and reconciliation of these wholesale roaming fees.

Advanced Network & Interoperability Services

Activate, Authenticate and Authorize End-user Mobile Activities

We provide signaling solutions that deliver over 7 billion records daily while operating with 99.999% availability. These records authenticate the identity of end-users while roaming and authorize the appropriate level of service in the visited network. Our signaling solutions and ability to interact with specialized MNO databases are used by MNOs to communicate with each other regarding the activities taking place outside their home 2G, 3G, LTE or Wi-Fi networks. Our number portability services, active in several countries, allow end-users to keep their mobile numbers when activating service on a new network. As service providers continue to leverage their networks to introduce new services, we work with our customers to develop and manage new signaling solutions to activate, authenticate and authorize these new services between MNOs.

Manage the World Wide Routing and Delivery of SMS, MMS and Next Generation Messaging

We operate world wide inter-carrier messaging platform that handles over 30 billion messages monthly and includes the most extensive direct connections to MNOs in the Americas and Asia. MNOs rely on messaging gateways to provide the reach necessary to exchange messages between end-users on any network or service globally. As one of the largest messaging gateways globally, our platform verifies routing of messages to the proper destination, translates between protocols to handle incompatibility, analyzes the traffic to identify and eliminate potential fraud and spam and manages traffic volumes to accommodate each customer’s messaging platform volume limitations.

Provide Data Transport Services over Our Global IP Data Network Regardless of Technology Protocol

We operate one of the largest independent global IPX network with nearly 270 direct MNO connections and 30 network access points through which we provide both interconnectivity and roaming services between MNOs. We launched our IPX network in 2009 with a broad range of services, including a comprehensive LTE portfolio. LTE roaming services have been available since January 2012 with over 65 live LTE roaming customers across more than 1,500 LTE roaming routes. We have established an end-to-end LTE test environment to attract customers to our IPX network as their LTE networks are launched. IP networks are used by MNOs and machine-to-machine (“M2M”) providers for the transport of end-user data and content. With the explosive growth of high speed data networks, smart phones and applications, our customers have increased their reliance on IP networks to meet the insatiable demand for bandwidth. MNOs rely on private secure IPX gateways to provide connectivity between their internal IP networks for the secure exchange of end-user content. M2M and mobile virtual network operator providers often use IPX networks to manage all internet access for their end-users.

When end-users roam outside of their home network, all of their data traffic is routed back through their home MNO to control access and ensure a consistent end-user experience, regardless of location. This data traffic is exchanged between the home and visited MNO via an IPX gateway. Additionally, LTE standards define IPX gateways as the platform to securely exchange data between end-users on different home networks. VoLTE will migrate traditional voice transport to IPX networks. Our IPX network currently covers 9 of the top 10 international voice routes. IPX gateways allow differentiated class of service based on applications such as dynamic bandwidth provisioning and traffic prioritization. This creates opportunities for MNOs to deliver new services designed to optimize the end-user experience, including VoLTE, Video and other advanced services. We believe our global reach establishes us as the provider of choice for MNOs as they migrate to LTE networks.

Policy and Identity

Enable Real-time Policy Management for Improved End-user Experience

We provide dynamic policy management solutions that allow MNOs to proactively offer incremental services or resolve network issues in real time. For example, when a subscriber is not using data services while roaming in a foreign country, our solution delivers a roaming plan customized to their individual data usage patterns. This plan can be proactively offered to the subscriber and, if accepted, we initiate and manage the service in real time.

Revenue Assurance and Mobility Security

Provide Business Intelligence Tools to MNOs for Fraud Control

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

Enterprise & Intelligence Solutions

As mobile becomes the preferred real-time communications medium for OTTs and enterprises, end-users now demand seamless and ubiquitous access to these services. OTTs and enterprises need an experienced partner who can provide them with global access to their customers across disparate mobile networks, each with unique attributes and specifications. MNOs require the ability to measure and manage end-user service availability in real-time. We provide the tools to manage a standardized and seamless roll-out of end-user engagement strategies and best practices to efficiently and effectively integrate their platform into the mobile ecosystem.

Enterprise Mobility Services

Connect Enterprises to the Mobile Ecosystem for Enhanced Customer and Employee Engagement

We provide enterprises, such as banks, retailers, airlines and hotels, with the ability to reliably reach and interact with all of their customers and employees via mobile devices regardless of geography, network, device or application. Our high-volume processing capabilities currently support in excess of 20 million messages being sent by our enterprise customers to end-users daily.

Bridge OTTs to the Mobile Ecosystem Allowing OTT End-users to Interact with Traditional Mobile End-users

Our IP messaging gateway bridges OTT messaging applications with MNOs allowing OTT end-users to seamlessly interact with traditional mobile messaging. For example our service allows an end user of a Voice over IP (VoIP) service to send and receive messages from multiple platforms (smartphone app, tablet, PC, etc.) and appear as if the messages were originating or terminating to a mobile phone number. By connecting these OTTs to the larger mobile ecosystem, we effectively remove barriers between end-users and expand the addressable messaging market.

Enable Enterprises to Rapidly Execute and Optimize their Mobile Initiatives

We provide mobile campaign management services that enable enterprises to optimize and differentiate their mobile initiatives for various audiences. The enterprises we serve interact with a large number of customers and employees daily, many of whom are most effectively reached in a targeted and customized fashion that accounts for their individual preferences and priorities. As a result, it has become increasingly important for enterprises to structure their mobile outreach initiatives to allow for targeting of specific audiences. By analyzing and processing end-user information, our services allow enterprises to intelligently segment their different constituents and then selectively schedule and deliver relevant and customized offers and information to end-users. For example, we helped a global financial institution successfully launch an interactive campaign to accompany a televised charity event. Our service allowed for rapid deployment of the mobile campaign, real-time processing of end-user communications, and, ultimately, served to reinforce our customer’s brand with its consumers.

Real Time Intelligence

Provide Data Analytics and Business Intelligence Solutions Designed to Measure, Enhance and Secure the End-user Experience

We provide customizable services that leverage end-user trend analysis, real-time activity and profile information to provide uninterrupted and personalized services for end-users. The contextual data that informs our business intelligence solutions includes current end-user network usage capabilities, geo-location and mobile identity verification such as number, device and user attributes, mobile payment information, and two-way messaging capabilities as evidenced by the following examples:

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

Provide Solutions to Enable MNOs to Measure and Manage the Subscriber Experience across Networks

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

Industry Overview and Trends

We operate at the center of the global mobile ecosystem, which continues to grow rapidly as evidenced by the increasing number of mobile subscribers, devices and traffic. Concurrent with this growth, mobile is becoming the preferred medium for communication and other daily activities. For example, emails are often accessed on mobile devices rather than desktop computers, users access their social media accounts, view content and shop online their mobile devices and use mobile wearables, such as watches and health monitors to monitor daily activities.

The introduction of new and diverse technologies, services and market participants has increased the complexity of providing a seamless and ubiquitous end user experience. Key contributors to this increasing complexity include the continued deployment of evolving LTE and Wi-Fi networks, the proliferation, increasing sophistication and diversity of mobile devices and their underlying operating systems and technologies and the emergence of OTTs and enterprises and their rapid introduction of innovative applications and services to the mobile ecosystem.

The increased complexity of the mobile ecosystem has created a growing demand for intelligence and analytical solutions. Business intelligence solutions derived from the processing of end user transaction data have become a key element in delivering superior business performance across a wide range of industries. Driving the growth of this market is end user demand for seamless, personalized mobile services that offer customized functionality to address their individual preferences. As a result, participants in the mobile ecosystem require business intelligence solutions that provide operational optimization, end user personalization, end user engagement and mobile identity.

Our customers continually face new and technical challenges as the mobile ecosystem rapidly grows in size, complexity and end user expectations. As a result, there is a significant and growing need for a trusted intermediary that can connect participants to provide end users with a seamless mobile experience.

Our Solution and Competitive Strengths

Syniverse addresses the need of mobile ecosystem participants for a neutral and trusted intermediary. For over 25 years we have simplified the complexity of the mobile ecosystem leveraging economies of scale to efficiently enable the secure, real-time processing of the billions of transactions required each day to enable a ubiquitous and seamless mobile experience. Every mobile ecosystem participant to which we connect increases the value of our services for all of our customers. We have the following key capabilities:

•
Ability to operate across and translate between all network technology types, including 2G, 3G, 4G, LTE and Wi-Fi, device types such as smartphones, tablets and PCs, and business models introduced by new entrants to the mobile ecosystem.

•	Market-leading proprietary technology applications and robust global networks with network availability exceeding 99.999%.

•	Platform integration into and trusted deep relationships with over 1,000 MNOs and 575 OTTs and enterprises in nearly 200 countries.

•	Ability to independently monitor and enforce complex contractual arrangements between our customers.

•	Access to a unique portfolio of real-time data and the ability to produce analytical insights from this data enabling our customers to enhance their end-user experience.

We believe the following strengths provide competitive advantages that position us well to enhance our position at the center of the mobile ecosystem and to capitalize on the growth trends in our industry.

Industry Leader with Global Scale

We are the leading global provider of transaction processing and intelligence solutions across the mobile ecosystem. We are a primary connection point and a trusted neutral intermediary to over 1,500 MNOs, OTTs and enterprises, creating significant value for our customers and, ultimately, their end-users. We believe our geographic footprint, scope of operations, and established relationships with blue-chip customers make our business model and global scale difficult, time-intensive and costly to replicate. Our technology platforms are highly scalable, processing more than one trillion billable transactions annually, and can easily support new services, new customers and transaction volume growth without incurring significant additional costs.

Operational Excellence Supported by Proprietary and Secure Technology Platforms

We have a proven track record of operational excellence. Our network operates with over 99.999% availability and all of our platforms have high reliability as a result of our investment in our technology infrastructure and platforms, system redundancy and automated recovery, security and the expertise of our highly skilled workforce. Our mission-critical services directly impact our customers’ operational and financial performance and, as a result, we believe that the operational reliability of our technology platform is a critical competitive differentiator. Our proprietary and secure technology platforms, located across 18 countries on 4 continents, are situated in 12 data centers and 30 network access points, supporting our global IP backbone. Our state-of-the-art network and application monitoring centers ensure global connectivity and respond to service degradation notifications and other alarms, enhancing and maintaining our customers’ ability to provide a seamless and ubiquitous end-user experience.

Broad and Differentiated Portfolio of Services

Our comprehensive suite of services is unmatched by any single competitor in the market. We provide approximately 60 mission-critical services that enable seamless mobile usage across disparate networks and technologies, enable enterprises to access their customers and employees, manage business-to-business transaction processing between and among our customers and their partners, and provide data analytics and intelligence. Our cloud-based solutions allow our customers to bring new services to market quickly with a low cost of service. Our comprehensive portfolio allows us to function as a one-stop shop for our customers and to offer customized solution suites that are unique in the marketplace.

Real Time Data Analytics & Intelligence Capabilities

Our unique position at the center of the mobile ecosystem provides us with access to a unique portfolio of real-time data derived from the processing of end-user transaction information. With insight derived from end-users’ information, behavior and locations, which we refer to as mobile context, MNOs can optimize the subscriber experience and OTTs and enterprises can enhance their end-user relationships with the deployment of new and personalized engagement capabilities. MNOs use our business intelligence tools to proactively resolve performance issues and utilize real-time subscriber information to provide customized service to their end-users. We are further developing these intelligence solutions to provide enterprises, including OTT customers, to utilize contextual data to achieve personalized and interactive engagement with customers and employees in the mobile environment. We believe that our unique position at the center of the mobile ecosystem as well as the substantial amount of real-time data we process on behalf of our customers positions us well to develop innovative business intelligence solutions, including identity, location and security services, to address the needs of our customers as they seek to provide seamless and personalized experiences for their end-users.

Uniquely Positioned to Drive Innovation in the Mobile Ecosystem

We believe that our expertise and experience in the mobile ecosystem, long-standing customer relationships and integrated position with MNOs uniquely positions us to provide innovative and relevant new services to a variety of customers in response to changing technologies, the needs of new and non-traditional market entrants as well as the ever-changing preferences of end-users. We have a history of investing in and developing new services that anticipate and respond to our customers’ needs as new technologies, standards, entrants and business models are introduced into the mobile ecosystem. Over the last five years, we have invested over $190 million in the development of new services and new features for our portfolio of existing services. We often develop services in collaboration with our customers, enabling us to mitigate the financial risk associated with our R&D investments. We believe our culture of innovation positions us well to capitalize on future growth opportunities. To support this effort, we have a talented workforce, including approximately 600 product developers and engineers who participate in, and often lead, industry groups responsible for developing new mobile technology standards. We are an active participant in the international wireless community as a member of Global System for Mobile Communications Association (“GSMA”) and have been consistently recognized as an innovation leader, having received numerous awards, including Global Telecoms Business Innovation Awards, GSMA Global Mobile Awards and Total Telecom World Vendor Awards, among many others.

Longstanding Customer Relationships and Diverse Customer Base

We have provided services to our top 10 customers for an average of 15 years. The mission-critical nature and superior quality of our services have allowed us to maintain a customer contract renewal rate of 95% or higher over the past eight years.

We have a diverse set of over 1,500 customers in nearly 200 countries. These customers include MNOs, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

Experienced Management Team

Our executive management team has extensive customer and industry expertise, significant experience with emerging technologies and a proven track record of driving growth with an average of over 20 years of industry experience. The team has fostered a strong culture focused on delivering superior value to our customers and shareholders, as demonstrated by our growth in revenues, customer base and geographical diversity since 2009. We employ a disciplined acquisition strategy, having successfully executed over $1 billion of acquisitions since 2007, including our acquisitions of MACH in June 2013, which significantly expanded our presence in Europe, Asia and Africa, while also providing numerous cost saving and cross-selling opportunities, and Aicent in August 2014, which expanded our Asian footprint, and positioned us as a leader in the enablement of IPX and LTE roaming interconnectivity. Our successful integration of these businesses has enhanced our market position, expanded our capabilities and geographic reach, and resulted in substantial cost savings. As of December 31, 2014, we had achieved $26 million of annualized, run-rate cost synergies related to the Acquisitions through ongoing integration efforts, and expect an additional $6-$8 million of annualized cost savings to be achieved over the next year.

Business Strategy

We intend to execute the following strategies:

Grow and Globalize Our Business

We intend to leverage our existing technology and infrastructure, our portfolio of services and our market leading position and reputation to capitalize on robust mobile growth in the markets we serve, particularly in emerging markets, including China, India and countries in Latin America and Africa. In support of our growth initiatives, we intend to:

•	Build upon our extensive access to transaction data, mobile ecosystem expertise and deep trusted relationships with our existing customers to increase the number of services sold to them.

•	Deepen our existing relationships with our international customers by cross-selling a more diverse set of services to our existing customers outside of North America.

•	Build relationships with new customers by capitalizing on our globally recognized reputation for customer service, reliability and innovation.

•	Further develop our international operations, including our regionalized sales force, network infrastructure and operational support capabilities.

•	Partner with our enterprise customers as they expand their businesses into developing and emerging markets and seek to realize value from customer data generated across the global mobile ecosystem.

Continue to Develop Innovative Services

We will continue to invest substantial resources in the development of new services to address trends affecting the mobile ecosystem. For example, we are developing an omni-channel communications solution that will enable enterprises to communicate with their customers based on individual end-user preferences. We believe we will continue to successfully develop new, innovative services individually and through partnerships and joint initiatives with our customers. We will continue to focus on meeting our customers’ growing needs for diverse intelligence and analytics solutions, leveraging our unique position at the center of the mobile ecosystem and the substantial amount of data we have access to and process on behalf of our customers. For example, we recently entered into an agreement with Amazon China to deploy a two-way messaging solution, enabling mobile users in China to make purchases on Amazon.cn without providing an email address (a first-of-its-kind innovation for Amazon in any region). We also recently announced the launch of a mobile engagement suite which helps companies to securely engage with their customers and employees via personalized two-way communications across mobile channels regardless of location. We have grown the average number of customers per service for our top 10 services from 106 in 2011 to over 250 in 2014.

Continue to Support New Entrants to the Mobile Ecosystem

We intend to capitalize on our deep industry and technical knowledge, leading market position and role as a centralized gateway to be the provider of choice for new and non-traditional entrants. The mobile market is undergoing significant business model innovation and evolution, as shown by the continued emergence of non-traditional service providers such as multi-service operators, mobile virtual network operators and M2M service providers requiring integration into the mobile ecosystem. In addition, OTTs and enterprises view mobile as central to their strategies, and demand the ability to communicate and interact with their customers and employees on their mobile devices anywhere in the world. We will continue to provide and develop services that meet the unique needs of these new entrants.

Continue to Pursue Strategic Acquisitions

We intend to continue to follow a disciplined strategy of pursuing strategic acquisitions focused on companies with compatible business models that we believe will be accretive. We have historically used and expect to continue to use acquisitions to expand our service offerings for existing customers and gain access to new geographic markets. We have a strong track record as a disciplined acquirer that quickly and efficiently integrates acquired businesses. In June 2013, we acquired MACH, which significantly expanded our presence in Europe, Asia and Africa, while also providing numerous cost saving and cross-selling opportunities. Most recently, we acquired Aicent in August 2014, which expanded our Asian footprint, and positioned us as a leader in the enablement of IPX and LTE roaming interconnectivity.

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

Employees

As of December 31, 2014, we had 2,538 full-time equivalent employees, with approximately 61% located outside the United States. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. We believe that employee relations are positive.

Sales and Marketing

As of December 31, 2014, our sales and marketing organizations included 311 people who identify and address customer needs and concerns, deliver comprehensive services and offer a complete customer support system.

•
Sales. Our sales team is geographically diverse and regionally focused. Sales executives, product specialists and client support personnel are organized geographically within regional offices responsible for customers in North America, Caribbean and Latin America, Asia Pacific and Europe, Middle East and Africa.

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

Technology and Operations

Technology

As of December 31, 2014, our technology group was comprised of 595 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the technology group include Product Development and Life Cycle, Operational Support Services, Technology Services and Innovation.

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

•	Innovation. Researches new technologies to identify innovative solutions, develops proof of concepts and launches new services all in support of the evolving needs of our customers.

Operations

As of December 31, 2014, we had 1,073 employees dedicated to managing internal operations and customer support functions. Key functions include:

•
Customer Service, Documentation and Training. Provides “front-line” support for our global customers. Our Documentation and Training group publishes the technical documentation accompanying portfolio of services in multiple languages and also travels nationally and globally to provide strategic customer training.

•	Operator Business Process Outsourcing. Provides flexible services designed with features for planning, reporting, monitoring and analyzing customer roaming agreements.

•
Internal Operations Support. Manages internal hardware and software technology programs as well as the Local Area Network, internet, email and departmental servers for our employees. Other internal operations functions include information security, facilities management and disaster recovery.

As of December 31, 2014, we had 176 employees dedicated to network provisioning, monitoring and support.

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

•
Network Services. Designs, develops and supports our signaling and IP networks. Employees within Network Services work closely with other functional departments and vendors to ensure that we are engineering and maintaining cost effective and reliable network services that meet customers’ needs.

Competition

There is no single company that competes across all of the services we offer. We believe that the breadth of our services, global scale, and customer relationships will enable us to continue our market leadership. We face competition from several companies that provide similar offerings to some of our services in certain geographic markets. For Mobile Transaction Services, our competitors include regional providers of specific services, wholesale service divisions of incumbent network providers and, in limited cases, MNOs that create in-house solutions. For Enterprise & Intelligence Solutions, our competitors include enterprise database and application companies, specialized application integration consultants and, in some cases, MNOs.

While we maintain a leading position in most of the markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable connectivity and services, strengthen and expand our geographic footprint and drive innovation that anticipates and responds to emerging customer needs and the growth and evolution of the mobile ecosystem.

Customers

We have a diverse set of customers consisting of over 1,500 customers in nearly 200 countries. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands. Our customer base has remained stable over time, as we have been providing services to our top 10 customers for an average of 15 years. We believe these longstanding relationships, and the mission-critical nature and superior quality of our services, have allowed us to maintain a customer contract renewal rate of 95% or higher over the past eight years.

Our largest customer, Verizon Wireless, generated 20.3% of total revenues for the year ended December 31, 2014. No other customer generated more than 10% of total revenues for the year ended December 31, 2014.

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

Government Regulations

The majority of our services are not heavily regulated. In the United States we do not offer services that are deemed to be common carrier telecommunications services. However, certain services we offer in the United States are subject to limited regulation by the United States Federal Communications Commission (“FCC”). In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. In addition, certain services we offer outside of the United States are also subject to regulation. Some of our financial clearing services require that we maintain a license as a money service business in the United Kingdom and follow certain “know your customer” and anti-money laundering regulations in the provision of these services. Finally, our number portability businesses in India and Singapore are provided under government issued licenses with specific terms and conditions. For example, in India our number portability license sets the price we can charge for our services. If we violate the terms of our licenses in India or Singapore we are subject to fine and could lose our ability to continue to offer these services.

Intellectual Property

We currently maintain approximately 237 registrations and 8 pending applications covering our service and trade marks in the United States and foreign countries; approximately 71 issued patents and 40 pending patent applications in the United States and foreign countries, 11 of which are jointly owned with Verizon Communications; and 60 U.S. Copyright Registrations. We also rely on trade secret and copyright laws as well as contractual arrangements to protect our trade secrets and copyrightable works.

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

Risks Related to Our Business
System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.
Our success depends on our ability to provide reliable services to our customers. Our operations could be interrupted or degraded by any damage to or failure of:

•	our computer software or hardware, or our customers’ or suppliers’ computer software or hardware;

•	our networks, our customers’ networks or our suppliers’ networks; and

•	our connections and outsourced service arrangements with third parties.
Our systems and operations are also vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications and utility failures;

•	hurricanes, fires, earthquakes, floods and other natural disasters;

•	a terrorist attack in the United States (U.S.) or in another country in which we operate;

•	interruption of service arising from facility migrations, resulting from changes in business operations including acquisitions;

•	computer viruses or software defects;

•	loss or misuse of proprietary information or customer data that compromises security, confidentiality or integrity; and

•	errors by our employees or third-party service providers.
From time to time in the ordinary course of our business, our network nodes and other systems experience temporary outages. As a means of ensuring continuity in the services we provide to customers, we have invested in system redundancies, proactive alarm monitoring and other back-up infrastructure, though we cannot assure you that we will be able to re-route our services over our back-up facilities and provide continuous service to customers in all circumstances without material degradation. Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt or degrade the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential liability under our customer contracts.
We do not control the networks over which many of our services are transmitted, and a failure in the operations of such networks could adversely affect our business.
Our platform is dependent on the reliability of the sophisticated and complex networks of others in the mobile ecosystem, as well as our ability to deliver services across such networks at prices that enable us to realize a profit. These networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs or engage in denial of service attacks or other similar activities could also attack mobile networks and the devices that run on those networks. If a network upon which we rely should fail for any reason, we would not be able to effectively provide our services to our customers using that network. This in turn could hurt our reputation and cause us to lose significant revenue.
Our reliance on third-party providers for communications software, hardware and infrastructure exposes us to a variety of risks we cannot control.
Our success depends on software, equipment, network connectivity and infrastructure hosting services supplied by our vendors and customers. We cannot assure you that we will be able to continue to purchase the necessary software, equipment and services from these vendors on acceptable terms or at all. If we are unable to maintain current purchasing terms or ensure service availability with these vendors and customers, we may lose customers during any disruption or degradation in services and experience an increase in costs in seeking alternative supplier services, migration of equipment or services or incur additional capital expenditure costs.

Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers, that is used to deliver our services. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely impacted. In addition, rapid changes in the telecommunications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use, in particular for those services for which we need access to mobile operators’ networks in order to deliver.
The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth, diminish our competitiveness and harm our operations.
As part of our growth strategy, from time to time, we consider selective acquisitions of complementary businesses. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could harm our business, financial condition and results of operations. Risks we currently and will continue to face with respect to acquisitions include:

•	greater than expected costs, management time and effort involved in identifying, completing and integrating acquisitions;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	diversion of management’s attention from other business concerns;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	acquiring intellectual property which may be subject to various challenges from others;

•	the inability to successfully integrate the services and personnel of any acquisition into our operations;

•	the inability to achieve expected synergies, business growth opportunities, cost savings and other benefits we anticipate;

•	a need to incur debt, which may reduce our cash available for operations and other uses;

•	incurrence of liabilities and claims arising out of acquired businesses; and

•	unforeseen integration difficulties that may cause service disruptions.
We may not realize the expected benefits of the MACH and Aicent acquisitions, respectively, because of integration difficulties and other challenges.
In June 2013 and August 2014, we completed our acquisitions of MACH and Aicent, respectively. The ultimate success of the MACH and Aicent acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating MACH’s and Aicent’s businesses with our existing business. The integration process is complex, costly and time-consuming. The potential difficulties of integrating the operations of MACH’s and Aicent’s businesses include, among others:

•	failure to implement our business plan for the combined business;

•	our inability to achieve operating synergies anticipated in the acquisitions;

•	unanticipated issues in integrating technology platforms, logistics, information, communications and other systems;

•	resolving inconsistencies in standards, controls, and compensation structures between MACH’s and Aicent’s procedures and policies and our own;

•	failure to retain key customers and third-party vendors;

•	diversion of management attention from ongoing business concerns;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	loss of key customers as we transition existing customers among our retained platforms;

•	operating risks in the acquired businesses and our business; and

•	unanticipated issues, expenses and liabilities.
We may not be able to maintain levels of revenue, earnings or operating efficiency that each of Syniverse, MACH and Aicent had achieved or might achieve separately. In addition, we may not accomplish the integration of MACH’s or Aicent’s businesses smoothly, successfully or within the anticipated costs or time frame. If we experience difficulties with the integration process, the anticipated benefits of the MACH and Aicent acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

The success of the MACH acquisition will depend, among other things, on successfully maintaining or improving relationship’s with MACH’s pre-existing customers.
MACH’s revenue was concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. In addition, in connection with obtaining certain government and regulatory approvals for the MACH acquisition, we agreed to discontinue using certain of MACH’s platforms within 24 months of the closing date and discontinue use of the MACH brand within 12 months. Currently we have not yet discontinued using such platforms or transitioned all of our customers to our retained platforms. Our customers may react negatively to our combined business and reduce or cease doing business with the combined company in favor of our competitors or take business in-house. The failure to maintain important customer relationships could have a material adverse effect on our business, financial condition or results of operations.
If we do not adapt to rapid technological change in the industries we serve, we could lose customers or market share.
Our industry is characterized by rapid technological change and changing customer demands, such as the evolution of LTE networks and the replacement of CDMA networks. Our success depends on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer needs. Significant technological changes have in the past, and are likely to continue to in the future, make certain of our technology and services obsolete, such as CDMA. In addition, technological changes may result in a shift in end-user preferences or a decline in reliance on the mobile ecosystem, including, but not limited to, further advances in web-based personal communication. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would impair our ability to compete, retain customers or maintain our financial performance. Our future revenues and profits will depend, in part, on our ability to sell to new market participants.
Our new services, such as our data analytics and business intelligence solutions, may not be widely adopted by our current or targeted customers.
In order to continue to meet the rapidly evolving needs of our customers and their end-users, we must continue to develop new services that are responsive to those needs. In particular, we have recently begun to expand our offerings of data analytics and business intelligence solutions to our customers. Our ability to realize the benefits of these and other new services depends, in part, on the adoption and utilization of such services and solutions by our customers, and we cannot be certain that existing or targeted customers will adopt such offerings in the near term or at all. If we are not successful in our efforts to develop and monetize new services, including data analytics and business intelligence solutions, our prospects, financial condition and results of operation would be materially adversely affected.
We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.
Our 10 largest customers for the years ended December 31, 2014 and 2013 represented approximately 50% and 55% of our reported revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues going forward. Since our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Any non-renewal of contracts with these customers could materially reduce our revenues.
Our failure to achieve or sustain desired pricing levels or to offset price reductions with increased transaction volumes, could impact our ability to maintain profitability or positive cash flow.
Competition and industry consolidation have resulted in pricing pressure in certain circumstances, which we expect to continue in the future and which we expect to continue to address through our volume-based pricing strategy. This pricing pressure could cause large reductions in the selling price of our services at the time of contract renewal or cause our customers to otherwise request pricing reductions or other concessions. For example, consolidation in the wireless services industry in the U.S. over the past several years has given some of our customers increased leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.

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
The market for our services is intensely competitive, including from our customers as they look to develop in-house alternatives to our services.
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

•
reputational harm or other adverse consequences due to our operations in jurisdictions subject to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) laws and regulations. See “We currently conduct limited business operations and expect to continue such operations in countries targeted by U.S. and European Union (“E.U.”) economic sanctions”;

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
For the year ended December 31, 2014, 40.3% of our total revenue was generated outside of the U.S. as compared to 35.8% for the year ended December 31, 2013. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.
Political instability in certain countries in which we operate could have an adverse impact on our business and operations.
We operate in nearly 200 countries across the globe, including in countries and regions subject to political unrest and instability. Internal unrest, acts of violence or strained relations between a foreign government and the U.S. or our company may adversely affect our operations. Such instability must be carefully considered by management when evaluating the level of current and future activity in such countries. These risks are beyond our control and could have a material adverse effect on our business.
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
We currently conduct limited business operations and expect to continue such operations in countries targeted by United States and European Union economic sanctions
OFAC enforces certain laws and regulations (“OFAC Sanctions”) that impose restrictions upon U.S. nationals, U.S. permanent residents, persons located in the U.S., or entities organized under the laws of a U.S. jurisdiction (collectively, “U.S. Persons”), upon business conducted in whole or in part in the U.S., and, in some instances, upon foreign entities owned or controlled by U.S. Persons, with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of OFAC Sanctions (“U.S. Sanctions Targets”). U.S. Persons are also prohibited from facilitating such activities or transactions conducted by others. Similarly, the E.U. and its member nations enforce certain laws and regulations (“E.U. Sanctions”) that impose restrictions upon nationals of E.U. member states, persons located within E.U. member states, entities incorporated or constituted under the law of an E.U. member state, or business conducted in whole or in part in E.U. member states with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of E.U. Sanctions (“E.U. Sanctions Targets” and together with U.S. Sanctions Targets, “Sanctions Targets”). E.U. persons are also generally prohibited from activities that promote such activities or transactions conducted by others. Additionally, U.S. law authorizes the imposition of various disabilities (“U.S. Secondary Sanctions”) on non-U.S. companies that engage in certain specified types of business involving Iran or Cuba. We engage in limited business activities in countries that are Sanctions Targets, including Iran, Syria, Sudan and Cuba. Our activities and investments in Iran, Syria, Sudan and Cuba in the aggregate accounted for approximately 0.276% of our consolidated revenues during the year ended December 31, 2014. We expect to continue to engage in these limited business activities in countries that are deemed Sanctions Targets over the foreseeable future. Although we believe that OFAC and E.U. Sanctions under their current terms do not prohibit our current activities, and that our current activities will not cause us to be subject to potential U.S. Secondary Sanctions under current U.S. law, our reputation may be adversely affected and investors may divest their investments in us as a result of internal investment policies or may decide for reputational reasons to divest such investments. In addition, the sanctions laws and regulations could be changed in ways that would require us to discontinue or limit our current activities involving Iran, Syria, Sudan or Cuba, or involving other countries, individuals or entities that are not currently designated as Sanctions Targets. We cannot assure you that the foregoing will not occur or that such occurrence will not have a material adverse effect on the value of our securities.
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
The sales and marketing of our services internationally are subject to the U.S. Export Control regime and similar regulations in other countries. In the U.S., items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce’s Bureau of Industry and Security and to Export Administration Regulations, and other international trade regulations may apply as well. In the future, regulatory authorities may require us to obtain export licenses or other authorizations to export our services abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license/export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.
Unfavorable general economic conditions in the United States or in other major global markets could negatively impact our financial performance.
Unfavorable general economic conditions may exist globally, or in one or more regions, due to a number of factors, including, but not limited to, the decreased availability of credit resulting from slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending. Adverse business conditions and liquidity concerns in the U.S., Europe, including the ongoing European economic and financial turmoil related to sovereign debt issues in certain European countries and to the overall Eurozone, or in one or more of our other major markets, could adversely affect our customers in the wireless communications markets and thus impact our financial performance. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause further slow spending on our services. Furthermore, during challenging economic times such as recession or economic slowdown, our customers or vendors may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments or provide services to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce our revenues or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
Demand for our services is driven primarily by wireless voice and data traffic. Changes in end-user usage patterns could be affected in any recession or economic downturn in the U.S. or any other country where we do business and could negatively impact the number of transactions processed and adversely affect our revenues and earnings.
Security breaches could damage our reputation, harm our operating results and result in significant liabilities.
We are subject to security risks and may incur increasing costs in an effort to minimize those risks. The services we offer involve the storage and transmission of proprietary information and customer and end-user data. We believe the risk that a security breach could seriously harm our business is likely to increase as we expand our technology and network footprint. Security breaches, such as physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and other cyber related attacks, can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently, are increasingly sophisticated and generally are not recognized until launched against a target. We may be required to expend significant capital and other resources to protect against, remedy or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Any security breaches that occur could damage our reputation, increase our security and other costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our strategy to be a leading provider of technology solutions to the wireless ecosystem may be adversely impacted.
Because some of our services are used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional costs and liability to us or inhibit sales of our services.
Personal privacy has become a significant issue in the U.S. and in other countries where we offer our services. The regulatory framework for privacy issues worldwide is currently complex and evolving, and we believe it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the E.U., and the Federal Data Protection Act recently passed in Germany.
Our services require that we electronically receive, process, store and transmit customer information, which includes certain sensitive consumer and end-user data. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.
Our failure to generate the capital necessary to expand our operations and invest in new services could reduce our ability to compete and could harm our business.
We may need to raise additional funds in the future from debt or equity financing. We cannot assure you that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, the agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to incur indebtedness or obtain financing. See Note 10 to our consolidated financial statements for additional information regarding our debt and credit facilities. If adequate funds are not available on acceptable terms, or at all, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.

If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to:

•	adequately fund our operations;

•	enhance and expand the range of services we offer;

•	maintain and expand our network;

•	respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion;

•	acquire or invest in complementary businesses, services or technologies;

•	hire, train and retain key employees; or

•	respond to unanticipated capital requirements.
Our failure to do any of these things could adversely affect our business, financial condition and operating results.
Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.
Although our services have not been heavily regulated in the past, we are authorized by the FCC to offer certain of our services on an interstate and international basis; we operate our number portability operations in Singapore and India pursuant to licenses granted by these governments and we are registered as a money service business in the United Kingdom in connection with our financial clearing business. Each of these authorizations subject us to certain regulatory obligations.
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
We depend on the performance of our executive management team and other key employees that have acquired specialized knowledge and skills with respect to our business and operations. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. Competition for key technical personnel in high-technology industries such as ours is intense. The loss of the services of any of our executive management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.
Failure to protect our intellectual property rights adequately may have a material adverse effect on our results of operations or our ability to compete.
We attempt to protect our intellectual property rights in the U.S. and in foreign countries through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent competitors from copying or reverse engineering our services, or independently developing and marketing services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate, render unenforceable or circumvent our patents, trademarks, copyrights and other intellectual property rights. Furthermore, we cannot provide assurance that any pending patent application filed by us will result in an issued patent or, if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. We may fail or be unable to obtain or maintain adequate protections for certain of our intellectual property in the U.S. or certain foreign countries. Further, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. because of the differences in foreign trademark, patent and other laws concerning proprietary rights. Such failure or inability to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
Monitoring and protecting our intellectual property rights can be challenging and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity and enforceability. Such action could result in substantial cost and diversion of resources and management attention, and we cannot assure you that any such action will be successful.
If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations and ability to compete.
We face the risk of claims that we have infringed or misappropriated the intellectual property rights of third parties. For example, significant litigation regarding patent rights exists in our industry. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources than we have and have made substantial investments in competing software and technologies, may have applied for or obtained, or may in the future apply for and obtain, patents or registered copyrights that will prevent, limit or otherwise interfere with our ability to make and sell our services. We have not conducted an independent review of patents or registered copyrights owned by third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent or other intellectual property litigation.
It is possible that third parties will make claims of infringement against us, or against our licensees or other customers, in connection with their use of our technology. Any claims, even those without merit, could:

•	be expensive and time-consuming to defend;

•	adversely affect our relationships with our current or future customers;

•	cause us to cease making, licensing, using or selling equipment or services that incorporate the challenged intellectual property;

•	require us to redesign our equipment or services, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement or misappropriation against us or one of our licensees or customers in connection with the use of our services could result in our being required to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain services, any of which could have a negative impact on our business, results of operations and financial condition and harm our future prospects.
If third parties claim that our services infringe on their intellectual property rights, we may be required to indemnify our customers for any damages or costs they incur in connection with such claims.
We generally indemnify our customers with respect to claims that our services infringe upon the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our services. A successful claim or inability to obtain necessary licenses could have a negative impact on our business, results of operations and financial condition and harm our future prospects.
Fluctuations in currency exchange rates may adversely affect our results of operations.
A significant part of our business consists of sales made to customers outside the U.S. During the year ended December 31, 2014, approximately 23% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. While fluctuations in the value of these revenues and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non‑U.S. dollar denominated assets and liabilities, including inter-company balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.
Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets, including capitalized software, net of amortization, together accounted for approximately 85.4% of the total assets on our balance sheet as of December 31, 2014. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.
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
We may be unsuccessful in achieving our organic growth strategies, which could limit our revenue growth.
Our ability to generate organic growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving needs;

•	attract new customers;

•	increase the number of services provided to existing customers; and

•	achieve expected revenue from new customer contracts.
Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will occur or be successful.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health, reduce our profitability. limit our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2014, the aggregate amount of our indebtedness, net of original issue discount, was $2,064.0 million (with approximately $138.1 million of unused commitments available for additional borrowing under our Revolving Credit Facility, including an outstanding Euro letter of credit of $1.9 million, which is considered a reduction against our Revolving Credit Facility) on a consolidated basis, of which approximately $1,589.0 million is secured.
Our substantial indebtedness could have important consequences to our investors. For example, it could:

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other purposes. During the year ended December 31, 2014, interest and other payments on our indebtedness totaled $111.3 million, which accounted for approximately 66.3% of net cash provided by operating activities. Based on our outstanding indebtedness at December 31, 2014, we expect to incur annual interest expense of $108.9 million in 2015 and $109.2 million in 2016, which is approximately 64.8% and 65.0%, respectively, of our fiscal 2014 net cash provided by operating activities. We currently are not required to make any principal payments on our indebtedness prior to September of 2016, however we may do so at our election;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	expose us to the risk of increased interest rates as borrowings under the New Senior Credit Facility (defined below) are subject to variable rates of interest;

•	expose us to additional risks related to currency exchange rates and repatriation of funds;

•	place us at a competitive disadvantage compared to certain of our competitors who have less debt, including during times of adverse economic and industry conditions;

•
limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limit our ability to refinance outstanding indebtedness on commercially reasonable terms or at all.
In addition, the agreements governing our New Senior Credit Facility (defined below) and the indenture governing the Senior Notes (defined below) contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a significant portion of our indebtedness. See Note 10 to our consolidated financial statements for additional information regarding our debt and credit facilities.
Despite current indebtedness levels, we and our subsidiaries may incur additional indebtedness. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the agreements governing our indebtedness contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP.
In addition, if new debt is added to our or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify.
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
Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, many are beyond our control.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under the New Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness when due or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Senior Credit Facility and the Senior Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants and limitations in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Senior Credit Facilities, could proceed against the collateral securing the secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
The right of holders of our $475,000 senior unsecured notes bearing interest at 9.125% (the "Senior Notes") to receive payments on the Senior Notes is effectively subordinated to the rights of our existing and future secured creditors to the extent of the value of the assets securing that indebtedness. Further, the guarantees of the Senior Notes are effectively subordinated to all our guarantors’ existing and future secured indebtedness.
The Senior Notes are not secured by any of our or our subsidiaries’ assets. Holders of our secured indebtedness and the secured indebtedness of the guarantors could have claims that are prior to the claims of holders of the Senior Notes to the extent of the value of the assets securing that other indebtedness. Notably, we and certain of our subsidiaries, including the guarantors, are parties to our New Senior Credit Facility, which is secured by liens on substantially all of our assets and the assets of the guarantors. The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of the Senior Notes may receive less, ratably, than holders of secured indebtedness.
 As of December 31, 2014, the aggregate amount of our secured indebtedness, net of original issue discount was approximately $1,589.0 million, and $138.1 million of unused commitments were available for additional borrowings under the revolving portion of our New Senior Credit Facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2014, which is considered a reduction against our revolving credit facility under the credit agreement. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the Senior Notes.
Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.
The Senior Notes are guaranteed on a senior basis by our existing and future wholly owned domestic restricted subsidiaries that are guarantors of our New Senior Credit Facility. Our non-guarantor subsidiaries held approximately $710.9 million, or 19.9%, of our total assets and $111.2 million, or 4.5%, of our total liabilities as of December 31, 2014 and accounted for approximately $225.1 million, or 24.6%, of our revenues for the year ended December 31, 2014 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture and each credit agreement, and any subsidiary so designated will not be a guarantor of the Senior Notes or the New Senior Credit Facility.
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
We are a holding company with no operations and may not have access to sufficient cash to fund all of our operations and expenses, including to make payments on our indebtedness.
We are a holding company and have limited direct operations. Our operations are conducted almost entirely through our subsidiaries. As a result, our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or inter-company loans and such dividends may be restricted by law the instruments governing our indebtedness or other agreements of our subsidiaries.
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
Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the Senior Notes has the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the Senior Notes would be a default under the indenture, which would in turn be a default under the credit agreements governing our New Senior Credit Facility. In addition, a change of control may constitute an event of default under our New Senior Credit Facility. A default under our New Senior Credit Facility would result in an event of default under the indenture if the lenders accelerate the debt under our New Senior Credit Facility.
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
If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the Securities and Exchange Commission (“SEC’), have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have and will continue to increase our legal and financial compliance costs. The costs of compliance with these laws, rules and regulations may adversely affect our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations.
Our ability to successfully implement our business plan and comply with the Sarbanes-Oxley Act of 2002 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
We are controlled by Carlyle, whose interests in our business may be different than yours.
As of December 31, 2014, investment funds affiliated with The Carlyle Group (“Carlyle”) owned approximately 99.7% of our common stock and is able to control our affairs. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Carlyle’s interests could conflict with the interests of the holders of the Senior Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates as equity holders might conflict with the interests of noteholders. Carlyle may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in a 198,750 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility is eleven years and commenced on November 1, 2005. At our option, we have the right to renew the lease for two additional periods of five years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions. We occupy 29,573 square feet of office space in Campbell, California, which supports our messaging technology and operations functions. In May 2014, we entered into a ten-year lease for 19,928 square feet of office space in Tampa, Florida. This facility primarily supports our administrative functions.

We lease several offices for our Asia Pacific operations including 14,404 square feet in Hong Kong, China and two facilities totaling 21,539 square feet in Beijing, China. In January 2014, we entered into a lease for 80,784 square feet of office space in Bangalore, India. This facility primarily supports our technology and operations functions.

In Europe, we have leases for office space as follows: 31,064 square feet in Contern, Luxembourg, two facilities comprising 23,975 square feet in Russelsheim, Germany and 7,338 square feet in London, England. These facilities support technology, operations, administrative and customer service functions.

In addition to three sales offices in the Caribbean and Latin America region, we lease 28,966 square feet in San Jose, Costa Rica, which serves as a customer service center supporting our global operations.

In addition, we have a secure physical network infrastructure, consisting of 12 data centers and 30 network access points worldwide which are primarily facilitated through co-location leases.

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
Dividend Policy
Future determination as to the payment of cash or stock dividends on our common stock to our only stockholder, Buccaneer Holdings, LLC, will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our New Senior Credit Facility, limitations contained in the indenture governing the Senior Notes, and such other factors as our Board of Directors considers appropriate.
For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” Note 10 “Debt and Credit Facilities,” and Note 12 “Stock-Based Compensation,” to the consolidated financial statements included herein.
Equity Compensation Plan Information
As of December 31, 2014, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our indirect parent company, Syniverse Corporation, are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The table below sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011and 2010 and the selected historical consolidated statements of operations data for the years ended December 31, 2014 , 2013 and 2012, the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011 and for the year ended 2010 has been derived from our consolidated financial statements.

The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

On January 13, 2011, Syniverse Holdings was merged with and into a wholly-owned subsidiary of Buccaneer Holdings, Inc. pursuant a merger agreement, dated as of October 28, 2010 (the “Merger”). As a result of the Merger, Syniverse Holdings became a wholly-owned subsidiary of Buccaneer Holdings, Inc. The Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Merger was allocated to the acquired assets and liabilities based upon their estimated fair values at the acquisition date. The Predecessor periods reflect the financial position, results of operations, and changes in financial position of Syniverse Holdings prior to the Merger and the Successor periods reflect the financial position, results of operations, and changes in financial position of the Company after the Merger.

	Successor				Predecessor
				Period from	Period from
	Year Ended	Year Ended	Year Ended	January 13 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	January 12,	December 31,
(in thousands)	2014	2013	2012	2011	2011	2010
Statement of Operations Data (1):
Revenues	$916,295	$858,961	$743,874	$745,978	$22,014	$650,199
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	378,052	320,796	275,301	259,549	9,274	245,673
Sales and marketing	77,670	74,995	68,549	63,708	2,376	58,929
General and administrative	140,450	129,354	103,311	100,993	3,664	93,855
Depreciation and amortization (2)	237,577	216,198	177,320	196,161	2,720	75,869
Employee termination benefits (3)	9,140	5,939	1,198	2,370	—	—
Restructuring (4)	17,826	483	1,163	3,837	—	1,962
Acquisition and Merger expenses (5)(6)(7)	1,974	21,632	14,684	40,549	47,203	4,313
	862,689	769,397	641,526	667,167	65,237	480,601
Operating income (loss)	53,606	89,564	102,348	78,811	(43,223)	169,598
Other income (expense), net:
Interest income	853	686	790	583	—	99
Interest expense	(123,236)	(125,656)	(108,704)	(112,996)	(859)	(27,137)
Debt extinguishment costs	—	(2,802)	(6,458)	—	—	—
Equity income in investee	35	422	—	—	—	—
Other, net	(2,651)	(6,837)	3,940	(2,993)	(349)	2,787
	(124,999)	(134,187)	(110,432)	(115,406)	(1,208)	(24,251)
(Loss) income before (benefit from) provision for income taxes	(71,393)	(44,623)	(8,084)	(36,595)	(44,431)	145,347
(Benefit from) provision for income taxes	(25,093)	(4,328)	(7,889)	(16,926)	(13,664)	52,728
Net (loss) income from continuing operations	(46,300)	(40,295)	(195)	(19,669)	(30,767)	92,619
Loss from discontinued operations, net of tax	(688)	(5,092)	—	—	—	—
Net (loss) income	(46,988)	(45,387)	(195)	(19,669)	(30,767)	92,619
Net income (loss) attributable to nonredeemable noncontrolling interest	1,015	1,144	3,046	1,803	(3)	(1,573)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(48,003)	$(46,531)	$(3,241)	$(21,472)	$(30,764)	$94,192
Balance Sheet Data (at end of period):
Total assets	$3,564,601	$3,669,018	$2,959,039	$3,030,742		$1,420,826
Total debt and capital leases	$2,079,757	$2,058,228	$1,413,481	$1,479,373		$499,581

 _____________________

(1)
Results include the following acquisitions in the respective periods subsequent to the acquisition date: Aicent acquisition completed in August 2014, MACH acquisition completed in June 2013, and the Merger completed in January 2011.

(2)	Depreciation and amortization excludes accretion of debt discount and amortization of deferred finance costs, which are both included in Interest expense within the Statement of Operations Data.

(3)
Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan. See Note 14 to our consolidated financial statements for additional information regarding Employee termination benefits.

(4)
Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of leased facilities. See Note 14 to our consolidated financial statements for additional information regarding Restructuring.

(5)	The year ended December 31, 2014 reflects costs associated with the acquisition of Aicent and includes professional services costs, such as legal, tax, audit and transaction advisory costs.

(6)	The years ended December 31, 2013 and 2012 reflect costs associated with the acquisition of MACH and include professional services costs, such as legal, tax, audit and transaction advisory costs.

(7)
The period from January 13 to December 31, 2011 and the period from January 1 to January 12, 2011 reflects costs associated with the Merger and related financing transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. It should be read in conjunction with “Selected Financial Data,” and our consolidated financial statements and related notes beginning on page 86 of this Annual Report on form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report on form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Business

Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers.

We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including Voice over LTE (“VoLTE”). Our IP Exchange (“IPX”) network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.

Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs, and over 575 over-the-top providers (“OTTs”) and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

The mobile experience is a critical and pervasive component of modern life and has become increasingly complex. Mobile devices have evolved from cellular phones to smartphones, tablets, wearables and other connected devices that people now use to conduct an expanding set of activities, such as streaming videos, posting social media updates, working and shopping. As a result, today’s mobile experience requires seamless and ubiquitous connectivity and coordination between MNOs, OTTs and enterprises across disparate and rapidly evolving networks, devices and applications. The failure to integrate any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers. Our proprietary services bridge these technological and operational complexities.

Syniverse provides approximately 60 mission-critical services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service as evidenced by our over 99.999% network availability. Our comprehensive suite of Mobile Transaction Services and Enterprise & Intelligence Solutions includes the services described below.

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process and exchange end-user billing records.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the worldwide routing and delivery of text (SMS), multimedia (MMS) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Enable real-time policy management for improved end-user experience.

•	Provide business intelligence tools to MNOs for fraud control.

Enterprise & Intelligence Solutions: Services that bridge OTTs and enterprises with MNOs and incorporate our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

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

Executive Overview

Financial Highlights

Revenues increased $57.3 million, or 6.7%, to $916.3 million for the year ended December 31, 2014, from $859.0 million for the same period in 2013. Mobile Transaction Services revenue increased $33.2 million, or 4.4%, to $782.1 million for the year ended December 31, 2014, from $748.9 million for the same period in 2013. Enterprise & Intelligence Solutions revenue increased $24.1 million, or 21.9%, to $134.2 million for the year ended December 31, 2014, from $110.1 million for the same period in 2013. The MACH Acquisition contributed revenues of $63.0 million during the first half of 2014 and the Aicent Acquisition contributed revenues of $22.0 million during the third and fourth quarters of 2014. Operating income decreased $36.0 million to $53.6 million for the year ended December 31, 2014 from $89.6 million for the same period in 2013. Net loss from continuing operations increased $6.0 million to $46.3 million for the year ended December 31, 2014 from $40.3 million for the same period in 2013. Net loss from continuing operations for the year ended December 31, 2014 included increases in Employee termination benefits and Restructuring of $3.2 million and $17.3 million, respectively, as well as lower Acquisitions expense of $19.7 million. Adjusted EBITDA decreased $10.3 million, or 2.9%, to $347.9 million for the year ended December 31, 2014 from $358.2 million for the same period in 2013. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss from continuing operations.

Business Developments

Verizon Renewal

Effective January 1, 2015, we entered into an early renewal agreement with Verizon. The renewed service contract has a term of 4 years and includes services covered under the existing contract as well as new offerings including our IPX/LTE, real-time intelligence services and fraud management solutions. The renewal agreement is reflective of evolutions in the CDMA market and expected trends over the next 4 years.

Appointment of Stephen C. Gray as President and Chief Executive Officer

On February 25, 2015, the Board of Directors of the Company, appointed Stephen C. Gray as President and Chief Executive Officer of Syniverse. Mr. Gray has served as Interim President and Chief Executive Officer of the Company since August 2014 and as a director since January 2011.

Aicent Acquisition

On August 4, 2014 (the “Aicent Acquisition Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.1 million. The Aicent Acquisition was funded with cash of approximately $192.1 million and a draw down of Syniverse’s existing Revolving Credit Facility with Barclays Bank PLC in the amount of $100.0 million. During the three months ended December 31, 2014, the Company repaid $90.0 million of the draw down.

See Note 4 to our consolidated financial statements for additional information regarding the Aicent Acquisition.

Sprint Renewal

As of June 30, 2014, our service contracts with Sprint were due to expire during the fourth quarter of 2014. Effective July 1, 2014, we entered into an early renewal agreement with Sprint which provides for a broad range of services, including services covered under the existing service contracts as well as new offerings. The renewed service contract has a term of five years.

Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “Results of Operations” below:

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

•	downward pressure on the prices we charge for our services from our existing customers as we enter into contract renewals, which could have a negative impact on our revenues and margin;

•	the extent to which our customers build-out or expand their own networks, which could have a negative impact on transaction volume from those customers and on our revenue;

•	our ability to realize some or all of the anticipated benefits from our ongoing integration of the MACH and Aicent businesses;

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
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. Approximately 83% of our revenues were generated by transaction-based fees in 2014. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
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

•
Depreciation and amortization relate primarily to our property and equipment and identifiable intangibles including our Signaling System 7 (“SS7”) network, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded as a result of purchase accounting.

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of leased facilities.

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

Results of Operations

Comparison of results of continuing operations for the year ended December 31, 2014 with the year ended December 31, 2013

	Year ended December 31,		Year ended December 31,		2014 compared to 2013
		% of		% of
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$782,116	85.4%	$748,907	87.2%	$33,209	4.4%
Enterprise & Intelligence Solutions	134,179	14.6%	110,054	12.8%	24,125	21.9%
Revenues	916,295	100.0%	858,961	100.0%	57,334	6.7%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	378,052	41.3%	320,796	37.3%	57,256	17.8%
Sales and marketing	77,670	8.5%	74,995	8.7%	2,675	3.6%
General and administrative	140,450	15.3%	129,354	15.1%	11,096	8.6%
Depreciation and amortization	237,577	25.9%	216,198	25.2%	21,379	9.9%
Employee termination benefits	9,140	1.0%	5,939	0.7%	3,201	53.9%
Restructuring	17,826	1.9%	483	0.1%	17,343	3,590.7%
Acquisitions	1,974	0.2%	21,632	2.5%	(19,658)	(90.9)%
	862,689	94.1%	769,397	89.6%	93,292	12.1%
Operating income	53,606	5.9%	89,564	10.4%	(35,958)	(40.1)%
Other income (expense), net:
Interest income	853	0.1%	686	0.1%	167	24.3%
Interest expense	(123,236)	(13.4)%	(125,656)	(14.6)%	2,420	(1.9)%
Debt extinguishment costs	—	—%	(2,802)	(0.3)%	2,802	(100.0)%
Equity income in investee	35	—%	422	—%	(387)	100.0%
Other, net	(2,651)	(0.3)%	(6,837)	(0.8)%	4,186	(61.2)%
	(124,999)	(13.6)%	(134,187)	(15.6)%	9,188	(6.8)%
Loss before benefit from income taxes	(71,393)	(7.8)%	(44,623)	(5.2)%	(26,770)	60.0%
Benefit from income taxes	(25,093)	(2.7)%	(4,328)	(0.5)%	(20,765)	479.8%
Net loss from continuing operations	$(46,300)	(5.1)%	$(40,295)	(4.7)%	$(6,005)	14.9%

Revenues

Revenues increased $57.3 million, or 6.7%, to $916.3 million for the year ended December 31, 2014 from $859.0 million for the same period in 2013, driven primarily by revenues of $63.0 million contributed by the MACH Acquisition during the first half of 2014 and $22.0 million contributed by the Aicent Acquisition during the third and fourth quarters of 2014. Excluding the impact of the Acquisitions, revenue for the year ended December 31, 2014, decreased $27.7 million, resulting from volume declines in our North American CDMA services and competitive pricing pressure for certain renewals, partially offset by new contract wins and continued growth across our revenue assurance, mobile intelligence services and enterprise connectivity services.

Revenue from Mobile Transaction Services increased $33.2 million, or 4.4%, to $782.1 million for the year ended December 31, 2014 from $748.9 million for the same period in 2013. The increase in revenue was driven primarily by revenues of $48.4 million contributed by the MACH Acquisition during the first half of 2014 and $20.8 million contributed by the Aicent Acquisition during the third and fourth quarters of 2014. Excluding the impact of the Acquisitions, revenue decreased $36.0 million resulting from a decline in revenues from our clearing and settlement services driven primarily by the continued impact of a network build out by a significant North American customer, competitive pricing pressure across our global system for mobiles (“GSM”) clearing and settlement suite and the impact of a legacy messaging service that went end-of-life in May 2014. The declines were partially offset by continued growth in our messaging business resulting from higher volumes as well as an increase in international SMS volumes which were tempered by lower North American traffic. Growth in our revenue assurance and mobile intelligence services also partially offset the decline.

Revenue from Enterprise & Intelligence Solutions increased $24.1 million, or 21.9%, to $134.2 million for the year ended December 31, 2014 from $110.1 million for the same period in 2013. The increase in revenue was driven by $14.6 million contributed by the MACH Acquisition during the first half of 2014 and$1.3 million contributed by the Aicent Acquisition during the third and fourth quarters of 2014. In addition, organic volume growth in our enterprise connectivity services contributed $8.2 million for the year ended December 31, 2014 as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail.

Costs and Expenses

Cost of operations increased $57.3 million to $378.1 million for the year ended December 31, 2014 from $320.8 million for the same period in 2013. The table below summarizes our cost of operations by category:

	Year ended December 31,		2014 compared to 2013
(in thousands)	2014	2013	$ change	% change
Cost of operations:
Headcount and related costs	$99,687	$98,904	$783	0.8%
Variable costs	110,793	82,825	27,968	33.8%
Data processing, hosting and support costs	96,608	82,415	14,193	17.2%
Network costs	55,838	44,051	11,787	26.8%
Other operating related costs	15,126	12,601	2,525	20.0%
Cost of operations	$378,052	$320,796	$57,256	17.8%

The increase in headcount and related costs for the year ended December 31, 2014 was driven by additional headcount resulting from the Acquisitions, partially offset by a decrease in performance-based compensation and a reduction in workforce resulting from our October 2014 restructuring plan.

The increase in variable costs for the year ended December 31, 2014 was due primarily to higher message termination fees related to organic volume increases in our enterprise connectivity services and an increase in revenue share costs resulting from an increase in the associated revenue. In addition, the year ended December 31, 2014 was impacted by volumes contributed by the MACH Acquisition during the first half of 2014 and the Aicent Acquisition during the third and fourth quarters of 2014. As a result of these increases, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 18.6% for the year ended December 31, 2014 compared to 15.8% for the year ended December 31, 2013.

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

As a percentage of revenues, cost of operations increased to 41.3% for the year ended December 31, 2014 from 37.3% for the same period during 2013.

Sales and marketing expense increased $2.7 million to $77.7 million for the year ended December 31, 2014 from $75.0 million for the same period in 2013. The increase was driven primarily by costs of $8.8 million contributed by the MACH Acquisition during the first half of 2014 and $1.6 million contributed by the Aicent Acquisition during the third and fourth quarters of 2014, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Acquisitions, sales and marketing expense decreased $7.7 million due primarily to a reduction in performance-based compensation. As a percentage of revenues, sales and marketing expense decreased to 8.5% for the year ended December 31, 2014 from 8.7% for the same period in 2013.

General and administrative expense increased $11.1 million to $140.5 million for the year ended December 31, 2014 from $129.4 million for the same period in 2013. The increase was driven primarily by headcount related costs, facilities expense and professional services costs resulting from the MACH Acquisition during the first half of 2014 and the Aicent Acquisition during the third and fourth quarters of 2014. Excluding the impact of the Acquisitions, general and administrative expense decreased $4.1 million for the year ended December 31, 2014. The decrease was primarily due to lower performance-based compensation, partially offset by an increase in headcount related costs associated with additional resources to support global business growth and new product development initiatives, as well as an increase in facilities costs. As a percentage of revenues, general and administrative expense increased to 15.3% for the year ended December 31, 2014, from 15.1% for the same period in 2013.

Depreciation and amortization expense increased $21.4 million to $237.6 million for the year ended December 31, 2014 from $216.2 million for the same period in 2013. The increase was driven by $12.6 million of amortization of intangible assets, including capitalized software, and $8.7 million of depreciation of property and equipment. The increase in amortization of intangible assets and depreciation of property and equipment was driven by the Acquisitions.

Employee termination benefits expense was $9.1 million for the year ended December 31, 2014 compared to $5.9 million for the same period in 2013. The increase was driven primarily by severance and other transition costs associated with the departure of the Company’s Chief Executive Officer in September 2014. In addition, the current year period was impacted by a reduction-in-force as a result of cost saving initiatives, including synergies resulting from the integration of the MACH Acquisition.

Restructuring expense was $17.8 million for the year ended December 31, 2014 compared to $0.5 million for the same period in 2013. The increase was driven by severance costs related to the October 2014 restructuring plan. See Note 14 to our consolidated financial statements for additional details regarding our restructuring plans.

Acquisitions expense was $2.0 million and $21.6 million for the years ended December 31, 2014 and 2013, respectively, and consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014 and the MACH Acquisition in 2013.

Other Income (Expense), net

Interest expense decreased $2.4 million to $123.2 million for the year ended December 31, 2014 from $125.7 million for the same period in 2013. The decrease was due primarily to lower interest expense of $1.3 million related to the principal pre-payment on the Term Loan Facilities and refinancing of the Initial Term Loans in September 2013. In addition, the prior year period included $1.0 million of accelerated amortization of original issue discount and deferred financing costs associated with the principal pre-payment and $1.7 million debt modification costs associated with the refinancing of our Initial Term Loans. The decrease was partially offset by a $1.6 million increase in interest expense related to the Revolving Credit Facility.

Equity income in investee was less than $0.1 million for the year ended December 31, 2014 compared to $0.4 million for the year ended December 31, 2013 and was comprised of income from our equity investment in a subsidiary acquired in the MACH Acquisition.

Other, net was a loss of $2.7 million for the year ended December 31, 2014 compared to a loss of $6.8 million for the same period in 2013. The decrease is primarily due to favorable foreign currency impact from cash settlements between our domestic and foreign entities.

Benefit from Income Taxes

We recorded an income tax benefit of $25.1 million for the year ended December 31, 2014 compared to a benefit of $4.3 million for the same period in 2013. During the years ended December 31, 2014 and 2013, the effective tax rate was a benefit of 35.1% and 9.7%, respectively. The change in our effective tax rate was chiefly attributable to (i) the release of uncertain tax positions where statutes of limitations had expired, (ii) the prior year effects of costs related to the acquisition of MACH, some of which were nondeductible for income tax purposes, and (iii) higher taxable income in lower foreign tax rate jurisdictions.

Comparison of results of operations for the year ended ended December 31, 2013 with the year ended ended December 31, 2012

	Year ended December 31,	% of	Year ended December 31,	% of	2013 compared to 2012
(in thousands)	2013	Revenues	2012	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$748,907	87.2%	$663,011	89.1%	$85,896	13.0%
Enterprise & Intelligence Solutions	110,054	12.8%	80,863	10.9%	29,191	36.1%
Revenues	858,961	100.0%	743,874	100.0%	115,087	15.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	320,796	37.3%	275,301	37.0%	45,495	16.5%
Sales and marketing	74,995	8.7%	68,549	9.2%	6,446	9.4%
General and administrative	129,354	15.1%	103,311	13.9%	26,043	25.2%
Depreciation and amortization	216,198	25.2%	177,320	23.8%	38,878	21.9%
Employee termination benefits	5,939	0.7%	1,198	0.2%	4,741	395.7%
Restructuring	483	0.1%	1,163	0.2%	(680)	(58.5)%
Acquisitions	21,632	2.5%	14,684	2.0%	6,948	47.3%
	769,397	89.6%	641,526	86.2%	127,871	19.9%
Operating income	89,564	10.4%	102,348	13.8%	(12,784)	(12.5)%
Other income (expense), net:
Interest income	686	0.1%	790	0.1%	(104)	(13.2)%
Interest expense	(125,656)	(14.6)%	(108,704)	(14.6)%	(16,952)	15.6%
Debt extinguishment costs	(2,802)	(0.3)%	(6,458)	(0.9)%	3,656	—%
Equity income in investee	422	—%	—	—%	422	—%
Other, net	(6,837)	(0.8)%	3,940	0.5%	(10,777)	(273.5)%
	(134,187)	(15.6)%	(110,432)	(14.8)%	(23,755)	21.5%
Loss before benefit from income taxes	(44,623)	(5.2)%	(8,084)	(1.1)%	(36,539)	452.0%
Benefit from income taxes	(4,328)	(0.5)%	(7,889)	(1.1)%	3,561	(45.1)%
Net loss from continuing operations	$(40,295)	(4.7)%	$(195)	—%	$(40,100)	20,564.1%
Revenues

Revenues increased $115.1 million, or 15.5%, to $859.0 million for the year ended December 31, 2013 from $743.9 million for the same period in 2012. The increase in revenue was primarily driven by revenues of $74.1 million from the MACH Acquisition in addition to revenues of $41.0 million from new contract wins and continued volume growth across our clearing and settlement, advanced network interoperability services and enterprise connectivity services.

Revenue from Mobile Transaction Services increased $85.9 million, or 13.0%, to $748.9 million for the year ended December 31, 2013 from $663.0 million for the same period in 2012. The increase in revenue was primarily driven by revenues of $59.4 million from the MACH Acquisition in addition to organic revenue growth of $26.5 million, or 4.0%, from new contract wins and continued volume growth across our clearing and settlement platforms and advanced network interoperability services, as well as the introduction of a new product which helps MNOs to detect, remediate and prevent fraudulent messaging activities. While we experienced volume growth in our clearing and settlement services, this growth was partially offset by the impact of lower pricing for customer contract renewals completed in the year ended December 31, 2012, primarily the Verizon Wireless contract renewal in May 2012. Our revenue growth was also offset by volume declines from our messaging services resulting from increased use of OTT and other alternative messaging platforms and from number portability services in India declining to a rate more consistent with historical trends in other developing markets.

Revenue from Enterprise & Intelligence Solutions increased $29.2 million, or 36.1%, to $110.1 million for the year ended December 31, 2013 from $80.9 million for the same period in 2012. The increase in revenue was driven by organic growth of $14.5 million, or 17.9% from new contract wins and volume growth in our enterprise connectivity services and Real-Time

Intelligence solutions as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail. In addition, the MACH Acquisition contributed $14.7 million of enterprise connectivity services revenue.
Costs and Expenses
Cost of operations increased $45.5 million to $320.8 million for the year ended December 31, 2013 from $275.3 million for the comparable prior year period. The table below summarizes our cost of operations by category:

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

The increase in headcount and related costs was driven primarily by additional headcount resulting from the MACH Acquisition. Variable costs, which includes revenue share service provider arrangements and message termination fees, increased during the year ended December 31, 2013 primarily due to higher volumes in our enterprise connectivity services resulting from organic growth as well as additional volumes contributed by the MACH Acquisition. As a result, variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 15.8% for the year ended December 31, 2013 compared to 12.8% for the same period in 2012. The increase in data processing, hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, as well as higher processing costs associated with higher transaction volumes. The increase in network costs was primarily driven by expansion of our network infrastructure to support global business growth. We intend to continue expanding our network infrastructure for the foreseeable future in order to support future growth opportunities. The increase in other operating related costs was driven primarily by the MACH Acquisition.

As a percentage of revenues, cost of operations increased to 37.3% for the year ended December 31, 2013 from 37.0% during the same period in 2012. The increase in cost of operations as a percentage of revenue was driven primarily by the data center and network expansion to support future growth as discussed above. On a pro forma basis, assuming the MACH Acquisition had taken place on January 1, 2012, cost of operations would have been 37.4% and 36.2% of revenues for the years ended December 31, 2013 and 2012, respectively.

Sales and marketing expense increased $6.4 million to $75.0 million for the year ended December 31, 2013 from $68.5 million for the same period in 2012. The MACH Acquisition contributed $6.2 million of this increase primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the MACH Acquisition, sales and marketing expense increased $0.3 million, primarily driven by an increase in headcount and related costs, including stock-based compensation of $1.0 million and performance-based compensation of $0.5 million. These increases were mostly offset by lower travel expenses resulting from a cost savings initiative. As a percentage of revenues, sales and marketing expense decreased to 8.7% for the year ended December 31, 2013 from 9.2% for the same period in 2012.

General and administrative expense increased $26.0 million to $129.4 million for the year ended December 31, 2013 from $103.3 million for the same period in 2012. The MACH Acquisition contributed $15.3 million of this increase, primarily due to headcount related and facilities costs. Excluding the impact of the MACH Acquisition, general and administrative expense increased $10.7 million driven primarily by higher headcount related costs of $6.6 million and an increase in MACH Acquisition integration planning costs of $7.4 million. The increase in headcount related costs is associated with additional resources to support global business growth and new product development initiatives. The increase in general and administrative expense was partially offset by a $3.8 million reduction in business development activities unrelated to the MACH Acquisition. As a percentage of revenues, general and administrative expense increased to 15.1% for the year ended December 31, 2013, from 13.9% for the same period in 2012 primarily due to the MACH Acquisition integration planning costs.

Depreciation and amortization expense increased $38.9 million to $216.2 million for the year ended December 31, 2013 from $177.3 million for the same period in 2012. The increase was driven by $26.6 million of amortization of intangible assets, including capitalized software, and $1.7 million of depreciation of property and equipment, all acquired in the MACH Acquisition, and higher capital expenditures in 2013 compared to 2012, including internally developed capitalized software.

Employee termination benefits expense was $5.9 million for the year ended December 31, 2013 compared to $1.2 million for the same period in 2012. The increase was driven primarily by severance costs related to a reduction-in-force in the current year as a result of cost saving initiatives, including synergies resulting from the integration of the MACH Acquisition.

Restructuring expense was $0.5 million for the year ended December 31, 2013 compared to $1.2 million for the same period in 2012. The decrease was driven by severance costs related to restructuring plans entered into in prior periods. See Note 14 to our consolidated financial statements for additional details regarding our restructuring plans.

Acquisitions expense was $21.6 million and $14.7 million for the years ended December 31, 2013 and 2012, respectively, and consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the MACH Acquisition.

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

Other, net decreased $10.8 million to a $6.8 million loss for the year ended December 31, 2013 from a $3.9 million gain for the same period in 2012. The decrease was primarily due to foreign exchange losses driven by our expanded global operations resulting from the MACH Acquisition.

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

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of December 31, 2014 approximately 57% of our cash was held by foreign entities.

In August 2014, we used approximately $192.1 million of cash on hand and $100.0 million from a draw down of our Revolving Credit Facility to fund the purchase price for the Aicent Acquisition. During the three months ended December 31, 2014, we repaid $90.0 million of the draw down. The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at December 31, 2014, which is considered a reduction against our Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $138.1 million at December 31, 2014.

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

Cash Flow

Cash and cash equivalents were $89.3 million at December 31, 2014 as compared to $306.4 million at December 31, 2013.The following table summarizes the activity within our consolidated statements of cash flows.

	Year ended December 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$168,011	$161,392
Net cash used in investing activities	(377,394)	(701,783)
Net cash (used in) provided by financing activities	(1,249)	607,115
Effect of exchange rate changes on cash	(6,421)	7,481
Net (decrease) increase in cash	$(217,053)	$74,205

Net cash provided by operating activities increased $6.6 million to $168.0 million for the year ended December 31, 2014 from $161.4 million for the same period in 2013. The increase was primarily due to:

•
increased net income adjusted for non-cash items of $3.4 million, primarily due to lower expenditures related to our Acquisitions and an increase in revenue, partially offset by an increase in operating costs; and

•
increased cash provided by working capital of $3.2 million due primarily to the timing of performance-based compensation payments and lower interest payments, partially offset by timing of payments to vendors and higher income tax payments.

Net cash used in investing activities was $377.4 million for the year ended December 31, 2014, as compared to $701.8 million for the year ended December 31, 2013. The decrease was driven by:

•
cash used for acquisitions decreased $338.1 million due to the use of $628.2 million in the prior year period to fund the MACH Acquisition compared to the use of $290.0 million in 2014 to fund the Aicent Acquisition; and

•	the redemption of a $3.7 million certificate of deposit during the year ended December 31, 2014 that was purchased in the prior year period.

The decrease was partially offset by:

•	increased capital expenditures of $17.8 million, primarily driven by $15.7 million of capital spend related to integration activities; and

•	proceeds of $0.7 million from the sale of the Divestment Business during the year ended December 31, 2014, compared to proceeds of $10.8 million during the year ended December 31, 2013.

Net cash used in financing activities was $1.2 million for the year ended December 31, 2014, as compared to net cash provided by financing activities of $607.1 million for the year ended December 31, 2013. The decrease was due to:

•
net proceeds from long-term debt of $1,608.3 million received in the prior year period related to the Initial Term Loans and Tranche B Term Loans, compared to a draw down of $100.0 million on the Revolving Credit Facility in 2014;

•	increased distribution to our parent of $1.3 million;

•	the purchase of our redeemable noncontrolling interest of $0.5 million; and

•	increased payments on capital lease obligations of $1.8 million.

The decrease was partially offset by:

•
decreased principal payments on our long-term debt of $876.6 million resulting from the partial principal pre-payment on our Term Loan Facilities and refinancing of our Initial Term Loans in the prior year period, partially offset by a $90.0 million payment on our Revolving Credit Facility in 2014; and

•
debt issuance costs of $26.9 million paid in the prior year period related to deferred financing costs associated with our Tranche B Term Loans and debt modification costs associated with the refinancing of our Initial Term Loans.

Debt and Credit Facilities
New Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.
On June 28, 2013 the Company borrowed $700.0 million of incremental term loans (the "Tranche B Term Loans"), pursuant to the Incremental Amendment to the Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans, a portion of which were used to fund the MACH Acquisition.
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) the Company’s ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Syniverse Corporation. The negative covenants are subject to the customary exceptions.
There are no financial covenants included in the Credit Agreement other than a springing maximum net senior secured leverage ratio of 4.25 to 1.0, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of a fiscal quarter, (a) the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations outstanding exceeds 10% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations outstanding exceeds 15% of all commitments under the Revolving Credit Facility in effect as of April 23, 2012 and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit. The events set forth in clauses (i) and (ii) in the preceding sentence did not apply as of December 31, 2014.
As of December 31, 2014, we were in compliance with all of the covenants contained in the New Senior Credit Facility.
As of December 31, 2014, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount, was $911.8 million and $678.7 million, respectively. At December 31, 2014, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.
On August 4, 2014, the Company drew $100.0 million on the Revolving Credit Facility to fund a portion of the Aicent Acquisition. During the three months ended December 31, 2014, the Company repaid $90.0 million of the draw down. See Note 4 for additional details regarding the Aicent Acquisition.

The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at December 31, 2014, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $138.1 million at December 31, 2014.

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
Adjusted EBITDA is determined by adding the following items to net loss from continuing operations: other expense, net; excluding the impact of equity income in investee, benefit from income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock-based compensation, acquisitions expense, business development, integration and other related expenses including transition and integration costs generally, CEO transition costs and the Carlyle annual management fee including related expenses.
We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure used under the indenture governing our Senior Notes.

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Year ended December 31,
(in thousands)	2014	2013	2012
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(46,300)	$(40,295)	$(195)
Equity income in investee	35	422	—
Other expense, net	124,999	134,187	110,432
Benefit from income taxes	(25,093)	(4,328)	(7,889)
Depreciation and amortization	237,577	216,198	177,320
Employee termination benefits (a)	9,140	5,939	1,198
Restructuring (b)	17,826	483	1,163
Non-cash stock-based compensation (c)	8,574	10,569	7,068
Acquisitions (d)	1,974	21,632	14,684
Business development, integration and other expenses (e)	14,867	10,013	6,547
CEO transition costs (f)	1,188	—	—
Management fee and related expenses (g)	3,086	3,381	3,142
Adjusted EBITDA	$347,873	$358,201	$313,470

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits associated with our cost rationalization initiatives.

(b)	Reflects restructuring expense which is comprised primarily of contract termination costs associated with the exit of leased facilities.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Acquisitions, including professional services costs, such as legal, tax, audit and transaction advisory costs.

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

Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for loss from discontinued operations, net of tax, fair value adjustment to assets and liabilities related to assets held for sale, working capital adjustment related to discontinued operations and acquisitions expense less capital expenditures (excluding capital expenditures related to assets held for sale).
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

A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Year ended December 31,
(in thousands)	2014	2013	2012
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$168,011	$161,392	$201,335
Loss from discontinued operations, net of tax	688	5,092	—
Fair value adjustment to assets and liabilities related to assets held for sale	—	(2,816)	—
Working capital adjustment related to discontinued operations	(688)	2,553	—
Acquisitions	1,974	21,632	14,684
Capital expenditures	(91,758)	(73,933)	(65,755)
Free Cash Flow	$78,227	$113,920	$150,264

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $488.5 million and $492.9 million as of December 31, 2014 and 2013, respectively.
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

Contractual Obligations
The following table set forth the schedule of future payments under certain existing contracts, including debt agreements, as of December 31, 2014.

		Payments Due by Period
(in thousands)		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations including interest (1)	$2,555,238	$108,923	$251,104	$2,195,211	$—
Operating lease obligations (2)	38,649	12,575	16,426	4,654	4,994
Purchase and contractual obligations (3)	110,691	42,590	50,387	14,597	3,117
Capital lease obligations including interest (4)	16,375	7,081	8,461	833	—
Pension obligation (5)	13,462	78	301	499	12,584
Contractual Obligations (6)	$2,734,415	$171,247	$326,679	$2,215,794	$20,695

(1)	Based on an assumed interest rate on the New Senior Credit Facility of 4.00% based on the current Eurodollar rate loan option and the interest rate on the Senior Notes of 9.125%.

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

(4)	Reflects capital lease obligations for certain software licenses and computer equipment.

(5)	Reflects estimated obligations from a noncontributory, defined benefit retirement plan associated with one of our foreign subsidiaries.

(6)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 15 to our consolidated financial statements for additional information regarding the liabilities for uncertain tax positions.

Effect of Inflation
Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2014, 2013 or 2012.
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
During the year ended December 31, 2014, we did not adopt or change the application of any critical accounting policies from the year ended December 31, 2013 that have had a material impact on our financial statements.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets, including property and equipment, capitalized software and intangible assets with finite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period and modify our annual depreciation and/or amortization expense if it is determined that the useful life of an asset or group of assets is different than originally estimated.
If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds the sum of its estimated undiscounted future cash flows. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. We did not record any impairment losses on long-lived assets in 2014, 2013 or 2012.
Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of generally accepted accounting principles. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. Qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of our reporting unit including cost factors and budgeted-to-actual revenue results. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying value, the Company performs a two-step impairment test.

For the annual impairment testing during the year ended December 31, 2014, we bypassed the step zero approach and evaluated our goodwill and indefinite-lived intangible assets using the two-step impairment test. While still considering many of the qualitative factors listed above, the first step under this method is to compare the fair value of our reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we would then compare the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets with the carrying amount of that goodwill or indefinite-lived intangible assets. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds its implied fair value. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized.

For the annual impairment testing during the year ended December 31, 2013, we elected to use the qualitative assessment for goodwill and indefinite-lived intangible assets impairment testing. Based on the results of the qualitative assessment, we concluded that it was more likely than not that the fair value of our reporting unit and indefinite-lived intangible assets exceeded their respective carrying values.

For the annual impairment testing during the year ended December 31, 2012, our evaluation of goodwill and indefinite-lived intangible assets was measured by the two-step impairment test .

We did not record any impairment loss of goodwill or indefinite-lived intangible assets for the periods ending December 31, 2014, 2013 or 2012. Management continuously evaluates overall industry and company-specific circumstances and conditions as necessary.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. Our deferred tax assets as of December 31, 2014 include net accumulated foreign net operating losses (“NOLs”) of $213.7 million, net accumulated U.S. federal NOLs of $21.8 million and net accumulated state NOLs of $11.6 million. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations. U.S. federal and state NOLs in specific jurisdictions will expire if not utilized between tax years 2015 and 2034. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. The deferred tax assets also include federal and state tax credit carry forwards of $2.9 million and $1.2 million respectively at December 31, 2014. The federal credits will expire if not utilized between tax years between 2033 and 2034. The majority of the state credits have an indefinite carryforward period. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $139.2 million at December 31, 2014. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.
Stock-Based Compensation
Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various subjective assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 12 to our consolidated financial statements for additional information regarding our stock-based compensation.
Common Stock Valuation
In the absence of a public trading market, our Compensation Committee of the Board of Directors, with input from management, determined a reasonable estimate of the then-current fair value of our common stock for purposes of determining fair value of our stock options on the date of grant. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Our approach considered contemporaneous common stock valuations in determining the equity value of our parent using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including: (i) the nature and history of our business; (ii) our current and historical operating performance; (iii) our expected future operating performance; (iv) our financial condition at the grant date; (v) the lack of marketability of our common stock; (vi) the value of companies we consider peers based on a number of factors, including, but not limited to, similarity to us with respect to industry, business model, stage of growth, intangible value, company size, geographic diversification, profitability, financial risk and other factors; (vii) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our company given prevailing market conditions; (viii) industry information such as market size and growth; and (ix) macroeconomic conditions.
Income approach
The income approach estimates the value of our company based on expected future cash flows discounted to a present value rate of return commensurate with the risks associated with the cash flows (“DCF method”). The cash flows utilized in the DCF method are based on our most recent long-range forecast. The discount rate is intended to reflect the risks inherent in the future cash flows of the Company. Because the cash flows are only projected over a limited number of years, it is also necessary under the income approach to compute a terminal value as of the last period for which discrete cash flows are projected. This terminal value capitalizes the future cash flows beyond the projection period and is determined by taking the projected results for the final year of the projection and applying a terminal exit multiple. This amount is then discounted to its present value using a discount rate to arrive at the present value of the terminal value. The discounted projected cash flows and terminal value are totaled to arrive at an indicated aggregate equity value under the income approach. In applying the income approach, we derived the discount rate from an analysis of the cost of capital of our comparable industry peer companies as of each valuation date and adjusted it to reflect the risks inherent in our business cash flows. A 10.0% discount rate was used in our valuations for the year ended December 31, 2014. We derived the terminal exit multiple from an analysis of the EBITDA multiples of our comparable industry peer companies as of each valuation date. We then used the implied long-term growth rate of our Company to assess the reasonableness of the selected terminal exit multiple.
Market approach
The market approach incorporates various methodologies to estimate the equity value of a company and includes the guideline public company (“GPC”) method which utilizes market multiples of comparable companies that are publicly traded and the guideline merged and acquired company (“GMAC”) method which utilizes multiples achieved in comparable industry mergers and acquisition transactions. During the year ended December 31, 2014, we performed valuations of our common stock as of January 1st and October 1st.The GPC and GMAC market approaches were given equal weighting for the January 1 valuation. We did not use the GMAC approach in the October 1 valuation as the implied multiples were not indicative of future performance.

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
For each valuation during the years ended December 31, 2014 and 2013, we equally weighted the income and market approaches. We believe an equal weighting of the two methods is appropriate as it utilizes both management’s expectations of future results and an estimate of the market’s valuation of companies similar to us. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as the relevant comparable company revenue and earnings multiples for the market approach.
Once we determined our enterprise value, we then allocated this value between our outstanding debt and common stock. The amount allocated to our outstanding debt is based on the carrying value of our long-term debt, including capital leases. The residual enterprise value, after allocation of value to outstanding debt, is further reduced by the value of outstanding stock options. The remaining value is then prescribed to our outstanding common stock in order to estimate a per share value.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of December 31, 2014. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2014, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.

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
A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2014 would have increased or decreased our revenues and net loss from continuing operations by approximately $20.8 million and $8.8 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are included as a separate section of this Annual Report on Form 10-K. See Item 15. for an index to the consolidated financial statements which are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2014. Based on the evaluation, as of December 31, 2014, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
In making its assessment of changes in internal control over financial reporting as of December 31, 2014, management has excluded Aicent as it was acquired on August 4, 2014. We are currently assessing the control environment and intend to disclose all material changes resulting from the Aicent Acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in a report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
The Securities and Exchange Commission’s (“SEC”) general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. During the third quarter of 2014, the Company completed its acquisition of Aicent. In accordance with the SEC guidance, the scope of management’s evaluation of internal controls over financial reporting as of December 31, 2014 did not include the internal control over financial reporting of these acquired operations. Assets related to the Aicent acquisition represented 1.2% of the Company’s total consolidated assets at December 31, 2014 and net revenue generated by Aicent subsequent to the date of acquisition represented 2.4% of the Company’s consolidated net revenue for the year ended December 31, 2014. As part of the integration of the acquired business, the Company continues to evaluate Aicent’s internal controls over financial reporting. From the Aicent Acquisition Date to December 31, 2014, the processes and systems of the acquired operations did not significantly impact the Company’s internal control over financial reporting.
Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

ITEM 9B.           OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 28, 2015:

Name	Age	Position(s)

Stephen C. Gray	56	President and Chief Executive Officer; and Director
David W. Hitchcock	54	Executive Vice President, Chief Financial and Administrative Officer
Alfredo T. de Cárdenas	50	President of Global Sales and Services, Chief Sales Officer
Laura E. Binion	58	Senior Vice President and General Counsel
Mary P. Clark	48	Chief Marketing Officer
Joseph DiFonzo	49	Chief Technology Officer
Leigh M. Hennen	64	Chief Human Resources Officer
Edmond B. Lewis	45	Chief Strategy Officer
John T. McRae	45	Chief Information Officer
John P. Wick, Jr.	50	Senior Vice President and General Manager, Mobile Transaction Services
James A. Attwood, Jr.	56	Chairman of our Board of Directors
Tony G. Holcombe	59	Vice Chairman of our Board of Directors
Kristen Ankerbrandt	36	Director
Kevin L. Beebe	55	Director
Julius Genachowski	51	Director
Mark J. Johnson	41	Director
Raymond A. Ranelli	67	Director
Stephen C. Gray was elected as a director of the Company in January 2011, was named interim President and Chief Executive Officer on August 26, 2014 and was named our permanent President and Chief Executive Officer on February 25, 2015. He is the founder of Gray Venture Partners, LLC and serves as Chairman of ImOn Communications, LLC, Security Coverage, Inc., HH Ventures, LLC (d/b/a, ReadyMobile, LLC) and Involta, LLC. Prior to being named as our President and Chief Executive Officer, Mr. Gray was also an Operating Executive to Carlyle. Mr. Gray currently serves as a director of CommScope, Inc., which is a Carlyle portfolio company, and until October 2010 served as a director of Hawaiian Telecom Communications, Inc. Previously Mr. Gray served in leadership positions at McLeod USA, MCI Communications Corp. and Telecom USA. Mr. Gray earned a bachelor’s degree in business administration from the University of Tennessee. We believe Mr. Gray’s current and prior service on numerous boards in the telecommunications industry, his experience as a senior executive officer of several companies and his current role as Chief Executive Officer of the Company qualifies him to serve on our Board of Directors.
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
Alfredo T. de Cárdenas joined the Company in April 2008 and currently serves as President of Global Sales and Services, Chief Sales Officer, a role he assumed in August 2014. Mr. de Cárdenas served as President, Enterprise & Intelligence Solutions, from February 2014 to August 2014, as Chief Operating Officer from August 2012 until February 2014, as President of Global Sales and Customer Support from July 2011 to August 2012 and Executive Vice President, Americas from April 2008 to July 2011. Mr. de Cárdenas brought to the Company more than 20 years of experience in the global telecommunications industry. Before joining the Company, Mr. de Cárdenas was with Nortel Networks, most recently as general manager of converged multimedia networks. He also held a number of other key leadership roles since joining Nortel in 1992, including vice president positions in carrier support and operations, sales, marketing, customer care, and network operations as well as assignments in

Colombia and Brazil. He began his career as a senior engineer for Southern Bell. Mr. de Cárdenas earned a bachelor’s degree in industrial and systems engineering from Florida International University and a master’s degree in business administration from Nova Southeastern University.
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
Mary P. Clark joined the Company in June 2009 and currently serves as Chief Marketing Officer, a role she assumed in March 2014. Prior to March 2014, Ms. Clark served as Senior Vice President, Roaming from January 2011 to March 2014 and as Vice President of Clearing and Settlement from June 2009 to January 2011. Prior to joining the Company, Ms. Clark served as General Manager, Americas of MACH Cibernet from May 2007 to January 2008, as Vice President, Global Financial Settlement of Cibernet from March 2003 to May 2007 and as Vice President, Operations, of Cibernet when it was a subsidiary of CTIA-The Wireless Association from December 1995 to March 2003. Ms. Clark earned her bachelor’s degree in communications from the University of Delaware.
Joseph DiFonzo joined the Company in August 2008 and currently serves as Chief Technology Officer, a role he assumed in August 2013. Prior to becoming Chief Technology Officer, Mr. DiFonzo served as Senior Vice President of Enterprise Mobility Solutions, Senior Vice President and Chief Information Officer, Vice President of Operations and Vice President of Advanced Product Development. Prior to joining the Company, Mr. DiFonzo spent 15 years at Convergys, most recently holding the position of Vice President of Innovation. He also has held telecommunications technology positions at SHL SystemHouse and Cincinnati Bell Information Systems. Mr. DiFonzo earned a bachelor’s degree in computer science from the University of Central Florida and has served on the advisory board for the TeleManagement Forum.
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
Edmond B. Lewis joined the Company in June 2013 and serves as Chief Strategy Officer. Before joining the Company, Mr. Lewis was the founder and partner in Belden Partners from March 2008 to May 2013; an investor, founder and Chief Executive Officer of Group Gift Service from May 2012 to April 2013; an investor, founder and Chief Executive Officer of Media Chaperone from January 2009 to April 2012, and a founder and general partner in Relevant C Business Group from January 2001 to March 2008. He led two services firms, Belden Partners and RCBG; founded two technology companies, Group Gift Service and Media Chaperone; and served as a founding board member for the Application Developers Alliance. Prior to these roles, Mr. Lewis served in executive marketing and business development positions for technology companies that included IPIX (later acquired by Sony), Motorola and Telular. He holds a bachelor’s degree in psychology and communications and master’s degree in business administration from the University of Iowa.
John T. McRae joined the Company in January 2011 and currently serves as its Chief Information Officer, a role he assumed in July 2014. Prior to becoming Chief Information Officer, Mr. McRae served as Senior Vice President and General Manager of Enterprise & Intelligence Solutions and as Senior Vice President of Global Customer Operations. Prior to joining the Company Mr. McRae was the Chief Executive Officer of NCI Nationwide Credit, a global provider of customer relationship and accounts receivable management services. Mr. McRae has also held senior operations and consulting position at several other companies including Emdeon and Deloitte Consulting. Mr. McRae holds a bachelor’s degree in finance and accounting from the University of Michigan, Dearborn, and a master’s degree in business administration in operation and management from Case Western Reserve University.
John P. Wick, Jr. joined the Company in 1995 and currently serves as Senior Vice President and General Manager, Mobile Transaction Services, a role he has held since March 2014. Prior to March 2014, Mr. Wick held numerous positions with the Company including most recently Senior Vice President, Network from October 2010 to May 2014 and prior to that as Vice

President - Network. Before joining the Company, Mr. Wick worked at Contel Federal Systems, GTE Government Systems and GTE Wireless. Mr. Wick holds a bachelor’s degree in business administration and a master’s degree in business administration from the Nova Southeastern University.
James A. Attwood, Jr. became a director of the Company in January 2011 and serves as the Chairman of our Board of Directors. He is a managing director of Carlyle, a company he joined in 2000 and currently serves as the head of Carlyle’s Telecommunications, Media and Technology team. Prior to joining Carlyle, Mr. Attwood served as Executive Vice President for Strategy, Development and Planning at Verizon Communications, Inc. from 1996 to 2000. At Verizon (and GTE prior to that) Mr. Attwood was responsible for the oversight of all strategic planning, alliances, ventures, corporate strategy, development and M&A activities. Prior to joining GTE, Mr. Attwood served as an investment banker at Goldman, Sachs & Co. for 11 years, working in both the New York and Tokyo offices. Mr. Attwood graduated summa cum laude from Yale University in 1980 with a bachelor’s degree in applied mathematics and a master’s degree in statistics. In 1985, he received both a juris doctor degree and a master’s degree in business administration from Harvard University. Mr. Attwood serves as a member of the boards of directors of CoreSite Realty, Getty Images and The Nielsen Company. We believe Mr. Attwood’s previous experiences in the telecommunications industry and his current responsibilities at Carlyle, our largest shareholder, qualifies him to serve on our Board of Directors.
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
Kristen Ankerbrandt became a director of the Company in October 2014. She is a Principal in the U.S. Buyout Fund at The Carlyle Group focused on global investment opportunities in the telecommunications, media and technology sectors. Prior to that, Ms. Ankerbrandt held positions at Goldman, Sachs & Co. in the telecommunications and media investment banking group, private equity firm Bruckmann, Rosser, Sherrill & Co. and Amazon. Ms. Ankerbrandt received a bachelor’s degree in economics from Columbia University and a master’s degree in business administration from the Harvard Business School.  We believe Ms. Ankerbrandt’s previous experience in the telecommunications market as well as her current responsibilities at Carlyle, our largest shareholder, qualifies her to serve on our Board of Directors.
Kevin L. Beebe was elected as a director of the Company in January 2011. He has served since November 2007 as the President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic and operational advice to private equity clients and private and public companies. From 1998 to 2007, Mr. Beebe was Group President of Operations at Alltel Corporation, a telecommunications services company. Prior to joining Alltel, Mr. Beebe served as Executive Vice President of Operations at 360° Communications Co., a wireless communications company, from 1996 to 1998. Mr. Beebe also held numerous positions of increasing responsibility at Sprint Corporation, including Vice President of Operations, from 1984 to 1995. Mr. Beebe graduated with honors from Kutztown University in 1981 with a bachelor’s degree in economics and received a master’s degree in economics from Bowling Green University in 1982. Mr. Beebe serves as a member of the board of directors of Nextel International, SBA Communications and Skyworks Solutions and is a founding partner of Astra Capital Management, a private equity firm. We believe Mr. Beebe’s previous experience in and knowledge of the mobile telecommunications industry, including his experience as a senior officer of several of the Company’s largest customers, qualifies him to serve on our Board of Directors.
Julius Genachowski was elected as a director of the Company in April 2014. He is a Managing Director in the U.S. Buyout Fund at The Carlyle Group where he focuses on acquisitions and growth investments in global technology, media and telecom, including Internet and mobile. Prior to joining The Carlyle Group, Mr. Genachowski was the Chairman of the FCC from 2009 to 2013.  Under Mr. Genachowski’s leadership, the FCC took major actions to extend broadband access, accelerate the roll out of advanced mobile networks, free-up spectrum for wireless communications, preserve a vibrant Internet and media landscape, foster competition and enhance public safety communications. Mr. Genachowski also extended the FCC’s international engagement, visiting more than 20 countries, leading U.S. delegations and working on agreements involving global Internet policy, technology, spectrum, national security, cybersecurity and privacy.  Prior to his FCC appointment, Mr.

Genachowski worked for more than a decade in the private sector.  As a senior executive and member of the Office of the Chairman, Mr. Genachowski helped build IAC/InterActiveCorp, which owned and operated multiple Internet and media businesses, including Expedia, Ticketmaster and USA Network.  Mr. Genachowski has taught a joint class at Harvard’s Business and Law Schools, and served as a Senior Fellow at the Aspen Institute. Mr. Genachowski has been a board member and advisor to several public and private companies, a Special Adviser at investment firm General Atlantic, on the staff of the Congressional Select Committee on the Iran-Contra Affair and a law clerk to United States Supreme Court Justice David Souter. Mr. Genachowski currently serves as a member of the board of directors of Sonos, Inc. and Mastercard Incorporated. Mr. Genachowski is a graduate of Columbia College and Harvard Law School. We believe Mr. Genachowski’s vast experience in the telecommunications industry, including his service as Chairman of the FCC and his current responsibilities at Carlyle, qualifies him to serve on our Board of Directors.
Mark J. Johnson became a director of the Company in January 2011. He is the co-founder and serves as Managing Partner at Astra Capital Management, a private equity firm that primarily invests in communications and technology sectors. Prior to founding Astra Capital Management, Mr. Johnson was a Managing Director in the U.S. Buyout Fund at Carlyle where he was responsible for sourcing, executing and managing leveraged buyouts and growth equity investments in the communications sector globally. Prior to joining Carlyle, Mr. Johnson was a member of the private equity team at the Blackstone Group where he executed private equity investments in an array of industries. Mr. Johnson has also worked at JH Whitney & Co., Level (3) Communications and Merrill Lynch. Mr. Johnson served as a member of the Obama ‘08 Telecommunications, Media & Technology Policy Group and both the Technology, Innovation and Government Reform (TIGR) and Commodity Futures Trading Commission Agency Review transition teams. Mr. Johnson is a graduate of Princeton University and received a master’s degree in business administration from the Harvard Business School. Mr. Johnson has served as a member of the board of directors of Insight Communications, TRW Automotive Holdings and the governing board of St. Albans School. We believe Mr. Johnson’s experience in the private equity market, including his previous experience at Carlyle, our largest shareholder, qualifies him to serve on our Board of Directors.
Raymond A. Ranelli was elected as a director of the Company in January 2011. From 1981 to 2003, Mr. Ranelli was a partner at PricewaterhouseCoopers where he held several positions including Audit Partner, Transaction Services Partner, Managing Partner of the Washington D.C. Regional Offices and Vice Chairman and Global Leader of the Financial Advisory Services practice with operations in twenty countries. Mr. Ranelli serves as a member of the board of directors of K2M, Inc., United Surgical Partners International, Alert Logic, Inc. and Springstone, LLC. Mr. Ranelli holds a bachelor’s degree in accounting from Virginia Commonwealth University. We believe Mr. Ranelli’s expertise in accounting and prior service on audit committees of other companies qualifies him to serve on our Board of Directors.
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
Independence of Directors
Although the shares of the Company's stock are not publicly traded on any exchange, the Board continues to use the listing standards of the NYSE to determine whether or not the members of the Board are independent. Under these standards, the Board has determined that Messrs. Attwood, Johnson, Genachowski, Holcombe and Gray and Ms. Ankerbrandt are not independent directors.
Board Committees
The Board of Directors has established three standing committees-the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
The Audit Committee is comprised of Messrs. Raymond Ranelli (Chairman), Mark Johnson and Ms. Kristen Ankerbrandt. Mr. Stephen C. Gray was also a member of the Audit Committee during 2014 but resigned from this committee upon becoming our President and Chief Executive Officer on February 25, 2015. Mr. Ranelli is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated by the SEC and all members of the Audit Committee are “financially literate” as that term is used under the applicable rules of the NYSE. Mr. Ranelli is independent in accordance with the guidelines and the applicable rules of the NYSE.
The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe, and Julius Genachowski. Mr. Stephen C. Gray was also a member of the Compensation Committee during 2014 but resigned from this committee upon becoming our President and Chief Executive Officer on February 25, 2015. None of the members of the Compensation Committee was an officer or employee of the Company in 2014 or any time prior thereto. During 2014, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee, of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
The Nominating and Corporate Governance Committee is comprised of Messrs. Kevin Beebe (Chairman), James A. Attwood, Jr., Tony G Holcombe and Stephen C. Gray.
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
Our philosophy for allocating between currently paid and long-term compensation is to provide adequate base compensation to attract and retain personnel, while offering additional incentives to achieve short-term and longer-term financial performance goals and to maximize long-term value for our shareholders. Our policy provides us the flexibility to allocate between short-term and long-term compensation and between cash and equity-based compensation. We provide cash compensation in the form of a base salary to meet competitive salary norms. In addition, we provide annual cash bonuses which reward executive performance against short-term goals. Finally, stock option and restrictive stock awards align executive pay with long-term gains in shareholder value and long-term financial performance results.
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

Our NEOs for 2014 are Mr. Stephen C. Gray, our President and Chief Executive Officer; Mr. David W. Hitchcock, Chief Financial and Administrative Officer; Mr. Alfredo T. de Cárdenas, President of Global Sales and Services, Chief Sales Officer; Mr. John T. McRae, Chief Information Officer; Mr. Joseph DiFonzo, Chief Technology Officer; Mr. Jeffrey S. Gordon, our former President and Chief Executive Officer, Mr. Morten Brøgger, our former Chief Sales Officer; and Mr. Scott Hatfield, our former Chief Technology Officer. Messrs. Gordon and Brøgger terminated employment with us in August 2014. Mr. Hatfield terminated employment with us in January 2014.
Oversight of Compensation Program
The Compensation Committee of our Board of Directors administers the compensation policies for the Company’s executive officers and directors. The Compensation Committee is also responsible for approving the equity compensation of executive officers under the Company’s long-term equity incentive plan. With the exception of Mr. Gray, the Compensation Committee reviewed and approved all components of compensation of our NEOs, including salary, bonus, and long-term equity incentive compensation, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios. The full Board of Directors approved Mr. Gray’s base salary, bonus potential and stock option award for 2014. The Compensation Committee reviews and approves the compensation of our NEOs with input from our Chief Executive Officer and Chief Human Resources Officer for executive officers other than themselves. The Chief Executive Officer and Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data as described below. The Chief Executive Officer and Chief Human Resources Officer do not participate in the discussions or decisions regarding their own compensation. Mr. Gray abstained from all Board and Compensation Committee votes in 2014 regarding his compensation.
In 2013, the Company retained Mercer (US) Inc. (“Mercer”) to provide objective data analysis to the Compensation Committee regarding the Company’s executive compensation programs. The Compensation Committee uses this information as one input in its decision-making process; its decisions with respect to determining the amount or form of compensation for the Company’s executive officers may reflect factors and considerations other than the information provided by Mercer.
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
The Compensation Committee considered the results of the Mercer study in making its decisions regarding executive pay in 2014.
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
The Peer Group was selected based on input from management and the members of the Compensation Committee and on a variety of criteria including industry focus, company size, growth and profitability, a focus on global operations and the

Company’s recruiting experiences. In terms of size, as the Company is growing, both organically and inorganically, Mercer conducted the survey benchmarking at two different revenue levels - $900 million and $1.5 billion. At the time of the Mercer study, which was prior to the closing of the acquisition of MACH and Aicent, the Company was at or above the Peer Group 25th percentile levels for net sales during last four quarters and equity market cap as of February 28, 2013.
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
In 2014, our executive officer compensation consisted of three components:

•	base salary;

•	annual incentive compensation; and

•	long-term equity incentive compensation.

Each of these elements is discussed in more detail below.
Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. In August 2014, Mr. Gray was named Interim President and Chief Executive Officer. His base salary was initially set at $720,000 and later adjusted to $696,000 to reflect an increase in the cost of Mr. Gray’s living expenses. Mr. Gray’s salary was determined to be market competitive based upon the Mercer Study. Mr. Gray was named our permanent President and Chief Executive Officer in February 2015. His 2015 compensation is described in this CD&A under the subsection entitled “2015 Compensation Arrangements with Mr. Gray.”
Our currently employed named executive officers received certain base salary increases during 2014. In April of 2014 Mr. Hitchcock’s salary was increased from $420,000 to $460,000 in connection with the renegotiation of his employment agreement. Mr. de Cárdenas was awarded two salary increases in 2014. The first increase in April of 2014 was from $420,000 to $435,000 and was made in connection with the renegotiation of his employment agreement and in recognition of his increased responsibilities as President and General Manager, Enterprise and Intelligence Solutions. The second increase was in September of 2014 and was from $435,000 to $460,000 and reflected the change in Mr. de Cárdenas’ duties to President of Global Sales and Services, Chief Sales Officer. Mr. McRae was promoted to Chief Information Officer and his salary was increased from $300,000 to $330,000 in September 2014 to reflect his increased responsibilities. Mr. DiFonzo was promoted to Chief Technology Officer in February 2013 and his salary was increased to $330,000 to reflect his increased responsibilities. The Compensation Committee determined that these salaries were appropriate in light of the responsibilities of each of these individuals, are market competitive based on the Broader Market Data and are in line with the salaries of similar officers of companies in the Peer Group.
Prior to his departure in August 2014, Mr. Gordon’s salary was increased in April 2014 from $675,000 to $715,000 in connection with the renegotiation of his employment agreement. Messrs. Brøgger and Hatfield did not receive any base salary increases in 2014. In June of 2013, Mr. Brøgger, who was previously the Chief Executive Officer of MACH, was retained by the Company as Chief Sales Officer and his base salary was set at €350,000. Effective October 1, 2013, Mr. Brøgger’s base salary was increased to €358,751 as a result of a cost of living increase required under Luxembourg law. Mr. Scott Hatfield joined the Company as Chief Technology Officer in November 2011 and his salary was set at $400,000.
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
First, each eligible employee, including each NEO, is assigned a target annual incentive award opportunity which is reflected as a percentage of his base salary. In August 2014, the target annual award opportunity for Mr. Gray was set at 100% of his base salary. In April 2014, Mr. Hitchcock’s target annual award opportunity was increased from 75% to 80% in connection with the renegotiation of his employment agreement. In September 2014, the annual target award opportunities for Messrs. de Cárdenas and McRae were changed in recognition of their change in responsibilities. Mr. de Cárdenas’ annual target award opportunity was changed from 75% to 80% and Mr. McRae’s annual target award opportunity was changed from 50% to 60%. The annual target opportunity for Mr. DiFonzo was increased in 2013 to 60% in connection with his promotion to Chief Technology Officer and was unchanged in 2014.
The annual target award opportunities for Messrs. Gordon, Brøgger and Hatfield did not change in 2014 and were 100%, 70% and 70%, respectively.
Second, the Compensation Committee chooses corporate financial measures that it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive awards. The financial measures and weightings may be different for corporate executives than for executives who spend most of their time focused on a specific line of business. For 2014, the Compensation Committee initially selected the following measures and weightings for determining annual incentive awards for corporate executives.

Financial Measure	Weighting
Syniverse Consolidated Revenues	30%
Syniverse Consolidated Adjusted EBITDA*	40%
Syniverse Consolidated Free Cash Flow*	20%
Syniverse New Business Revenue	10%
In June of 2014, the Compensation Committee changed the measures and weightings for corporate executives to reflect line of business revenues separately. Our lines of business are Mobile Transaction Services (“MTS”) and Enterprise & Intelligence Solutions (“EIS”). The final 2014 measures and weightings for corporate executives were:

Financial Measure	Weighting
EIS Revenues	15%
MTS Revenues	15%
Syniverse Consolidated Adjusted EBITDA*	40%
Syniverse Consolidated Free Cash Flow*	20%
Syniverse New Business Revenue	10%

The Compensation Committee chose the initial financial measures because it believes they provide a balanced, comprehensive measurement of the Company’s overall financial performance, and focus executives and other plan participants on profitable growth. The measures for corporate executives were changed in June 2014 to emphasize that revenues from both lines of business are equally important.
The Compensation Committee initially selected the following measures and weighting for determining annual incentive awards for executives focused on a specific line of business.

Financial Measure	Weighting
Corporate Consolidated Measures	20%
Line of Business Revenue	45%
Line of Business New Business Revenue	35%
In June of 2014, the Compensation Committee changed the measures and weighting for line of business executives so that to the final 2014 measures and weighting for executives focused on a specific line of business were:

Financial Measure	Weighting
Syniverse Consolidated Revenues	20%
Syniverse Consolidated Adjusted EBITDA*	40%
Syniverse Consolidated Free Cash Flow*	20%
Line of Business New Business Revenue	20%
The Compensation Committee initially chose different financial measures for the executives associated with the lines of business to focus these executives solely on the lines of business. The measures were changed in June of 2014 to provide a more comprehensive focus on the Company’s overall financial performance, as opposed to only Revenues, and to reflect that the lines of business were interdependent on each other and on all corporate employees for success.
Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they are determined using straight-line interpolation). In February 2014, the goals established by the Compensation Committee for corporate executives were as follows:

Financial Measure	Threshold	Target	Superior
Syniverse Consolidated Revenues	$960 million	$1,000 million	$1,025 million
Syniverse Consolidated Adjusted EBITDA*	$405 million	$444 million	$455 million
Syniverse Consolidated Free Cash Flow*	$110 million	$130 million	$150 million
Syniverse New Business Revenue	$87 million	$102 million	$105 million
In February 2014 the Compensation Committee established the following goals for Line of Business New Business for EIS and MTS executives:

Financial Measure	Threshold	Target	Superior
EIS New Business Revenue	$24.5 million	$28.8 million	$29.5 million
MTS New Business Revenue	$62.5 million	$73.5 million	$75.3 million
The Compensation Committee did not change the goals for any of the financial measures in June of 2014 when the measures and weightings were changed.

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

	Threshold	Target	Superior
Stephen C. Gray	50.00%	100.00%	150.00%
David W. Hitchcock	40.00%	80.00%	120.00%
Alfredo T. de Cárdenas	40.00%	80.00%	120.00%
John T. McRae	30.00%	60.00%	90.00%
Joseph DiFonzo	30.00%	60.00%	90.00%
Jeffrey S. Gordon	50.00%	100.00%	150.00%
Morten Brøgger	35.00%	70.00%	105.00%
Scott Hatfield	35.00%	70.00%	105.00%
Finally, the annual incentive plan specifically allows the Compensation Committee to increase or decrease annual incentive awards within a range of 80% to 120% of the originally calculated amounts based on the Company’s progress on certain strategic objectives or other factors the Compensation Committee deems appropriate. This strategic initiative adjustment can be applied by the Compensation Committee on either an individual or group-wide basis and is applicable to all executives at the senior vice president level or above.
In addition, the Compensation Committee may apply discretion to the final determination of any incentive payment for situations where unanticipated events would either unduly reward or unduly deprive participants of just rewards based upon factors beyond their control.
In 2014, the Company did not achieve successful financial results as compared to most of the annual incentive plan performance goals. All measures, except EIS New Business Revenue, were below the threshold goal. EIS New Business Revenue exceeded the threshold goal but was below the target goal. Based on the Company’s results, the Compensation Committee of the Board of Directors approved the bonuses in the table below for the fiscal year 2014. For 2014, the Compensation Committee did not apply the overall strategic multiplier on either an individual or group wide basis and did not use their discretionary authority to adjust the incentive payments for any of the NEOs.

	2014 Annual Incentive Plan Award	% of Base Salary
Stephen C. Gray	$0	0.00%
David W. Hitchcock	$0	0.00%
Alfredo T. de Cárdenas	$51,347	11.16%
John T. McRae	$27,627	8.37%
Joseph DiFonzo	$0	0.00%
Jeffrey S. Gordon	$715,000	100.00%
Morten Brøgger	$0	0.00%
Scott Hatfield	$0	0.00%
Mr. Gordon was paid 100% of his bonus target pursuant to the terms of his employment agreement and his termination agreement.

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

In December 2014, the Board granted 350,000 stock options to Mr. Gray in connection with his commencement of service as our Interim Chief Executive Officer. The stock options vest ratably over a 2 year term based on continuous service. None of our other NEOs received stock option grants during 2014. In April 2011, the Compensation Committee granted 666,667 stock options to each of Messrs. Hitchcock and de Cárdenas, 133,333 stock options to Mr. McRae and 100,000 stock options to Mr. DiFonzo. In July 2011 the Compensation Committee granted to each of Messrs. Hitchcock and de Cárdenas an additional 133,333 stock options. In September 2013, the Compensation Committee granted Mr. DiFonzo 50,000 additional stock options, and in October 2013, the Compensation Committee granted Mr. McRae an additional 66,667 stock options. The stock options granted in 2011 and 2013 have both service- and performance-based vesting conditions. All of the options granted to Messrs. Hitchcock, de Cárdenas, McRae and DiFonzo vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year beginning in the year of grant, based on continuous service of the employee and 5% of the options (the “performance-based options”) vesting on a date on or within 90 days following December 31 of each calendar year if, as of such date, the Compensation Committee has determined that the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year. If the Adjusted EBITDA as of the end of any calendar year is less than the applicable Adjusted EBITDA Target with respect to such year, that portion of the option that was subject to vesting with respect to such year will become vested on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.
The Compensation Committee granted Mr. Gordon 666,667 options in April 2011 and 400,000 additional options in July 2011, Mr. Brøgger 300,000 stock options in 2013, and Mr. Hatfield 400,000 stock options in 2012. The options granted to Messrs. Gordon, Brøgger and Hatfield are subject to the same vesting schedule as those granted to Messrs. Hitchcock, de Cárdenas, McRae and DiFonzo.
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
The Adjusted EBITDA target for 2014 was $444 million and the cumulative Adjusted EBITDA target for 2014 was $1,439 million for options granted in 2011 and $822 million for options granted in 2013. The performance-based options for calendar year 2014 did not vest because the Adjusted EBITDA target for 2014 was not achieved.
In August 2013 the Compensation Committee granted Mr. Hitchcock 17,241 shares of restricted stock that vest ratably over a three year period in recognition of his efforts to complete the MACH acquisition. In September 2014, the Compensation Committee granted Mr. de Cárdenas 17,241 shares of restricted stock that vest ratably over a three year period in recognition of his efforts as President and General Manager, Enterprise and Intelligence Solutions and his promotion to President of Global Sales and Services, Chief Sales Officer.
Other Compensation. We do not currently provide a defined benefit pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives or employees. In 2014, Messrs. Gray, Hitchcock, de Cárdenas, McRae, DiFonzo, Gordon and Hatfield were eligible to participate, during the term of their employment, in the employee benefit plans provided to all U.S. employees, which included the following:

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
Until his termination date in October 2014 Mr. Brøgger participated in the employee benefit plans provided to all Luxembourg employees, which included the following:

•	group life insurance, death and disability benefits;

•	Company subsidized lunch vouchers; and

•	Luxembourg State Pension Scheme, pursuant to which the Company contributes 8% of base salary up to a monthly €10,000 cap.

Employment and Termination Agreements
In May 2014, our parent entered into amended and restated employment agreements with Messrs. Hitchcock, de Cárdenas and Gordon. Messrs. McRae and DiFonzo do not have employment agreements; however, both are entitled to certain severance benefits pursuant to letter agreements with the Company. Our parent also maintained an employment agreement with Mr. Brøgger, which was required by Luxembourg law, and Mr. Hatfield. We entered into termination agreements with Messrs. Gordon and Brøgger in August 2014 in order to memorialize the terms of their departure.
The Compensation Committee believes the employment agreements are appropriate because they help the Company retain these talented executives.
For a description of the material terms of the employment agreements, the severance benefits available under such agreements, and the severance benefits available pursuant to the letter agreements, see the “Material Terms of Employment Agreements” following “Grants of Plan-Based Awards,” and “Potential Payments Upon Termination of Employment or Change in Control.”
2015 Compensation Arrangement with Mr. Gray
On February 24, 2015, the Board approved Mr. Gray as our permanent President and Chief Executive Officer. In connection with such determination, we entered into an employment agreement with Mr. Gray, effective February 25, 2015, which provides for an initial base salary of $750,000 and an annual bonus opportunity of 100% of base salary. In addition, the Board granted Mr. Gray restricted stock units, which vest 40% on February 25, 2016, 35% on February 25, 2017 and 25% on February 25, 2018, and stock options, which vest 25% on each of February 25, 2016, 2017, 2018 and 2019, in each case subject to his continued employment with us. Mr. Gray also received a signing bonus of $1,300,000, which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his employment agreement) prior to February 25, 2016. The employment agreement provides Mr. Gray with certain severance benefits in the event his employment is terminated without cause or he resigns for good reason.
Compensation Committee Report
The members of the Company's Compensation Committee reviewed and discussed the above CD&A with management of the Company and, based on that review and discussion, recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

By the Company’s Compensation Committee
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Julius Genachowski
Stephen C. Gray
Compensation Committee Interlocks and Insider Participation
As of December 31, 2014, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe, Julius Genachowski and Stephen C. Gray. None of the members of our Compensation Committee was an officer or employee of the Company in 2014 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (7)	Option Awards ($) (7)	Non‑Equity Incentive Plan Compensation ($) (8)	All Other Compensation ($)(9)	Total ($)
Stephen C. Gray (1)	2014	229,846		—		—	1,750,875	—	2,677	1,983,398
President, Chief Executive Officer and Director

David W. Hitchcock	2014	445,692		—		—	—	—	13,000	458,692
Executive Vice President, Chief Financial and Administrative Officer	2013	420,000		13,765	(10)	249,995	—	332,987	12,847	1,029,594
	2012	420,000		—		—	—	364,242	12,597	796,839

Alfredo T. de Cárdenas	2014	437,327		—		258,615	—	51,347	13,000	760,289
Chief Sales Officer and President, Enterprise & Intelligence Solutions	2013	420,000		—		—	—	87,485	12,750	520,235
	2012	426,664		—		—	—	348,406	12,500	787,570

John T. McRae (2)	2014	309,231		—		—	—	27,627	12,848	349,706
Chief Information Officer

Joseph DiFonzo (3)	2014	330,000		—		—	—	—	13,000	343,000
Chief Technology Officer	2013	283,654		—		—	359,025	164,039	12,804	819,522

Jeffrey S. Gordon (4)	2014	480,692		—		—	—	—	963,603	1,444,295
Former President and Chief Executive Officer	2013	599,038		—		—	—	620,474	12,865	1,232,377
	2012	500,000		—		—	—	578,163	12,615	1,090,778

Morten Brøgger (5)	2014	303,431	(11)	—		—	—	—	123,934	427,365
Former Chief Sales Officer	2013	239,618	(11)	183,753	(12)	—	2,154,150	224,508	9,511	2,811,540

Scott Hatfield (6)	2014	15,385		—		—	—	—	428,666	444,051
Former Chief Technology Officer	2013	400,000		—		—	—	77,764	12,750	490,514
	2012	400,000		—		—	2,368,120	309,694	12,500	3,090,314

(1)	Mr. Gray became our Interim President and Chief Executive Officer on August 26, 2014, and our permanent President and Chief Executive Officer on February 25, 2015.

(2)	Mr. McRae became our Chief Information Officer in September 2014. He was not a named executive officer in 2013 or 2012.

(3)	Mr. DiFonzo was promoted to Chief Technology Officer in August 2013. He was not a named executive officer in 2012.

(4)	Mr. Gordon separated from the Company in August 2014.

(5)	Mr. Brøgger joined Syniverse in June 2013. Compensation for services to MACH prior to its acquisition by the Company is not included in this table. He separated from the Company in August 2014.

(6)	Mr. Hatfield separated from the Company on January 3, 2014.

(7)
Reflects the grant date fair value of stock and option awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 12 to our consolidated financial statements. The grant date fair value of the performance-based option awards granted in 2013 to Messrs. DiFonzo and Brøgger and in 2012 to Mr. Hatfield is computed based upon the probable outcome of the applicable performance conditions as of the date of grant, which was assumed at target performance. The following is the grant date fair value of the performance-based option awards granted during 2013 and 2012 assuming that the highest level of performance conditions was achieved: Mr. DiFonzo and Mr. Brøgger, $7.18 and Mr. Hatfield, $5.92.

(8)
Reflects the annual non-equity incentive bonuses earned during the applicable year. Bonus amount for Mr. Brøgger for 2013 includes the MACH bonus payout scheme for the first six months of 2013 prior to the acquisition, which was paid in 2014 together with his bonus payment for the second half of 2013 under our annual incentive plan. The amount for Mr. Brøgger was converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate as of December 31, 2013.

(9)
The amounts for 2014 reflect the 401(k) Core contribution of $2,677 for Mr. Gray, the 401(k) Core and Company Match contributions of $13,000 for Messrs. Gordon, Hitchcock, de Cárdenas and DiFonzo, $12,848 for Mr. McRae and $769 for Mr. Hatfield. For Mr. Gordon, the amounts for 2014 also include the following amounts paid or payable in connection with his separation from the Company: a paid-time off payment of $15,603; severance of $220,000; and target bonus of $715,000. For Mr. Hatfield, the amounts for 2014 also include the following amounts paid or payable in connection with his separation from the Company: a paid-time off payment of $43,281 and severance of $384,615. For Mr. Brøgger, the amounts for 2014 also include a car allowance of $10,150, severance of $75,858 and a payment in consideration of a noncompete of $37,927. These amounts were converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate on the date paid.

(10)	Reflects special bonus paid to significant contributors in completing the MACH acquisition.

(11)	This amount was converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate on the date paid.

(12)
Includes Retention Bonus related to the MACH acquisition paid in December 2013. Does not include MACH closing bonuses of $1,134,813 related to the MACH acquisition. These amounts were converted to U.S. dollars based on the Euro to U.S. Dollar exchange rate on the date paid.

2014 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock Units(#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Mr. Gray		348,000	696,000	1,044,000
	12/12/14					350,000	11.25	1,750,875
Mr. Hitchcock		184,000	368,000	552,000

Mr. de Cárdenas		184,000	368,000	552,000
	9/12/14				17,241			258,615
Mr. McRae		99,000	198,000	297,000

Mr. DiFonzo		99,000	198,000	297,000

Mr. Gordon		357,500	715,000	1,072,500

Mr. Brøgger		159,302	318,604	477,906

Mr. Hatfield		140,000	280,000	420,000

(1)
Represents potential threshold, target and maximum payout opportunities under the annual incentive plan excluding strategic initiative multipliers of between 80% and 120%. If the 80% multiplier is applied, the threshold payment would be $278,400, $147,200, $147,200, $79,200, $79,200, $286,000, $127,442 and $112,000 for Messrs. Gray, Hitchcock, de Cárdenas, McRae, DiFonzo, Gordon, Brøgger and Hatfield, respectively. If the 120% multiplier is applied, the maximum payout would be $1,252,800, $662,400, $662,400, $356,400, $356,400, $1,287,000, $573,487 and $504,000 for Messrs. Gray, Hitchcock, de Cárdenas, McRae, DiFonzo, Gordon, Brøgger and Hatfield, respectively. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation table.

(2)	Reflects restricted stock awards with service-based vesting requirements.

(3)	Reflects option awards with service-based vesting requirements.

(4)	The exercise price is the fair market value of Syniverse Corporation’s common stock on the grant date.

(5)
Reflects the grant date fair value of the option awards, determined in accordance with applicable share-based compensation accounting guidance. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 12 to our consolidated financial statements.

Material Terms of Employment Agreements
The amended and restated employment agreements with Messrs. Hitchcock and Mr. de Cárdenas have an initial term of three years, ending on May 1, 2017. The terms of each of these agreements automatically extend for additional one-year periods unless either party gives prior notice of non-renewal. The Company also maintained employment agreements with each of Messrs. Gordon, Brøgger and Hatfield prior to their separation from the Company. The employment agreements with Messrs. Gordon and Hatfield also had an initial term of three years, with automatic one-year extensions, in the case of Mr. Gordon. The employment agreement with Mr. Brøgger was for an indefinite period. The agreements provide for a base salary and target annual incentive opportunities discussed above in the Compensation Discussion & Analysis. Additionally, Mr. Gordon was entitled to have his dues and fees related to his membership in his country club reimbursed, as well as first-class air travel domestically and business-class air travel internationally reimbursed if he is traveling on business. Mr. Brøgger was entitled to a car lease allowance of €1000 per month as well as a fuel card until the end of his current lease, after which he was entitled to a car allowance of €2000 per month to cover all car expenses, including fuel. Mr. Brøgger was also entitled to reimbursement of his home internet connection and mobile phone expenses. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control or the termination of their employment as of December 31, 2014, see “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”
As discussed above in the Compensation Discussion and Analysis, in connection with Mr. Gray’s appointment as our permanent Chief Executive Officer, the Company entered into an employment agreement with Mr. Gray, effective February 25, 2015. Mr. Gray’s employment agreement has an initial term of three years, ending on February 25, 2018. The term of his agreement automatically extends for additional one-year periods unless either party gives prior notice of non-renewal. Mr. Gray did not have an employment agreement with the Company prior to February 25, 2015.
Messrs. McRae and DiFonzo do not have employment agreements with the Company.
Outstanding Equity Awards at Fiscal Year End

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mr. Gray	18,000	12,000		—		10.00	4/6/2021
	—	350,000	(1)	—		11.25	12/12/2024

Mr. Hitchcock	466,667	100,000	(2)	100,000	(7)	10.00	04/06/21
	93,333	20,000	(3)	20,000	(7)	10.00	07/01/21
								11,494	(9)	129,308	(10)

Mr. de Cárdenas	466,667	100,000	(2)	100,000	(7)	10.00	4/6/2021
	93,333	20,000	(3)	20,000	(7)	10.00	7/1/2021
								17,241	(11)	193,961	(10)

Mr. McRae	93,333	20,000	(3)	20,000	(7)	10.00	4/6/2021
	20,000	30,000	(4)	16,667	(8)	14.50	10/28/2023

Mr. DiFonzo	70,000	15,000	(5)	15,000	(7)	10.00	04/06/21
	15,000	22,500	(6)	12,500	(8)	14.50	09/06/23

Mr. Gordon	546,667	—		—		10.00	4/6/2021
	328,000	—		—		10.00	7/1/2021

Mr. Brøgger	45,000	—		—		14.50	9/6/2023

Mr. Hatfield	—	—		—		—

(1)	175,000 options vest on December 12, 2015 and December 12, 2016, provided that the executive remains in continuous service on each applicable vesting date.

(2)	100,000 options vest on December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(3)	20,000 options vest on December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(4)	10,000 options vest on each of December 31, 2015, December 31, 2016 and December 31, 2017, provided that the executive remains in continuous service on each applicable vesting date.

(5)	15,000 options vest on each of December 31, 2015, provided that the executive remains in continuous service on each applicable vesting date.

(6)	7,500 options vest on each of December 31, 2015, December 31, 2016 and December 31, 2017, provided that the executive remains in continuous service on each applicable vesting date.

(7)
The options will become vested and exercisable provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met, as follows: (i) an installment consisting of one-third of the options will become vested and exercisable on a date on or within 90 days following December 31, 2015 if, as of such date, the Compensation Committee has determined that the EBITDA as of December 31, 2015 equals or exceeds the applicable EBITDA Target for such year; and (ii) an installment consisting of two-thirds of the options will become vested and exercisable on a date on or within 90 days following December 31, 2015 if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of December 31, 2015 equals or exceeds the applicable EBITDA Target for 2015 and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through December 31, 2015.

(8)
The options will become vested and exercisable provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met as follows. An installment consisting of one fifth of the options will become vested and exercisable on a date on or within 90 days following December 31 of each calendar year 2015 through 2017 if, as of such date, the Compensation Committee has determined that the EBITDA as of such December 31 equals or exceeds the applicable EBITDA Target for such year. In addition if the EBITDA as of the end of any calendar year 2015 through 2017 equals or exceeds the applicable EBITDA Target for such year, an installment equal to two-fifths of such options will become vested and exercisable if the Compensation Committee determines that the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31. If the EBITDA as of the end of any calendar year 2015 through 2017 is less than the applicable EBITDA Target with respect to such year, one fifth of the option will become vested and exercisable on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of such December 31, equals or exceeds the applicable EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.

(9)	5,747 shares vest on each of August 16, 2015 and August 16, 2016, provided that the executive remains in continued service through each applicable vesting date.

(10)	Based on fair market value of Syniverse Corporation common stock of $11.25 as of December 31, 2014.

(11)	5,747 shares vest on each of September 12, 2015, September 12, 2016 and September 12, 2017, provided that the executive remains in continued service through each applicable vesting date.
Potential Payments Upon Termination of Employment or Change in Control

Messrs. Hitchcock and de Cárdenas
The employment agreements with Messrs. Hitchcock and de Cárdenas specify the payments and benefits to which each are entitled upon a termination of employment for specified reasons. Pursuant to their employment agreements, each executive will be entitled to receive severance benefits if (i) the executive’s employment is terminated by the Company without cause or by reason of the executive’s disability, (ii) the executive resigns for good reason, (iii) the executive’s employment terminates by reason of the Company’s non-renewal of the agreement, (iv) the executive’s employment terminates by reason of his death, or (v) the executive’s employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement. In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus for the then-current fiscal year, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, all of Messrs. Hitchcock’s and de Cárdenas’ stock options granted in 2011 will become vested and exercisable and all of Mr. Hitchcock’s restricted stock granted in 2013 will become vested,
In addition, a portion of Mr. de Cárdenas’ restricted stock granted in 2014 will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on May 1, 2014 and ending on December 30, 2015, 67% of the restricted stock will automatically become vested;

•	if the date of termination occurs during the period beginning on December 31, 2015 and ending on December 30, 2016, 100% of the restricted stock will automatically become vested; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of such restricted stock will automatically become vested.
For purposes of Messrs. de Cárdenas and Hitchcock’s employment agreement, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive’s covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means requiring the executive to relocate outside of a 50 mile radius from the executive’s current employment location; assigning the executive duties which, in the aggregate, represent a material diminution in executive’s title, authority or responsibilities; reducing the base salary of the executive; materially reducing, in the aggregate, the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; or in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement.
In addition, Messrs. de Cárdenas and Hitchcock’s employment agreements provide that the executives’ unvested stock options will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. de Cárdenas and Hitchcock’s employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of our parent possessing the voting power to elect a majority of the Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer of our parent’s equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of our parent’s assets determined on a consolidated basis.
Pursuant to their employment agreements Messrs. de Cárdenas and Hitchcock have agreed to limitations on his ability to disclose any of the Company’s confidential information, and acknowledged that all inventions relating to his employment belong to the Company. Messrs. de Cárdenas and Hitchcock have also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the termination of his employment with the Company.
Messrs. McRae and DiFonzo
Pursuant to letter agreements with the Company, if Messrs. McRae’s or DiFonzo’s employment is terminated by the Company without cause, the executive will be entitled to a severance payment equal to one times his then-current base salary, payable in installments over one year. Pursuant to their stock option agreements, Messrs. McRae’s and DiFonzo’s stock options will become fully vested and exercisable if their employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of Messrs. McRae’s and DiFonzo’s stock option agreements, “Cause” generally means the failure to substantially perform the executive’s duties; failure to carry out, or comply with any lawful and reasonable directive of the Board of Directors or the executive’s immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offense or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company’s premises or while performing the executive’s duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct or breach of fiduciary duty against the Company. “Change in Control” has the same meaning as provided above for Messrs. Gordon and Hitchcock.
Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control
The following table shows the estimated value of benefits to Messrs. Gray, Hitchcock, de Cárdenas, McRae and DiFonzo if their employment had been terminated under the various circumstances described below as of December 31, 2014, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2014. A summary of termination arrangements with Messrs. Gordon, Brøgger and Hatfield, each of whom separated from the Company prior to December 31, 2014, may be found following the table.

	Qualifying Termination (Not in Connection with a Change in Control) ($) (9)	Qualifying Termination (Following or in Connection with a Change in Control) ($) (9)	Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($) (9)	Change in Control (Absent Termination)	Disability (10)
Mr. Gray (1)
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
COBRA Premium	—	—	—	—	—
Value of Unvested Options	—	—	—	—	—
TOTAL	—	—	—	—	—

Mr. Hitchcock
Salary (2)	460,000	460,000	—	—	460,000
Bonus (3)	368,000	368,000	—	—	368,000
COBRA Premium (4)	17,549	17,549	—	—	17,549
Value of Unvested Restricted Stock (5)(8)	129,308	129,308	—	—	129,308
Value of Unvested Options (6)(7)(8)	150,000	300,000	—	300,000	150,000
TOTAL	1,124,857	1,274,857	—	300,000	1,124,857

Mr. de Cárdenas
Salary (2)	460,000	460,000	—	—	460,000
Bonus (3)	368,000	368,000	—	—	368,000
COBRA Premium (4)	19,005	19,005	—	—	19,005
Value of Unvested Restricted Stock (5)(8)	129,954	193,961	—	—	129,953
Value of Unvested Options (6)(7)(8)	150,000	300,000	—	300,000	150,000
TOTAL	1,126,959	1,340,966	—	300,000	1,126,958

Mr. McRae
Salary (2)	330,000	330,000	—	—	—
Value of Unvested Options (7)(8)	—	50,000	—	—	—
TOTAL	330,000	380,000	—	—	—

Mr. DiFonzo
Salary (2)	330,000	330,000	—	—	—
Value of Unvested Options (7)(8)	—	37,500	—	—	—
TOTAL	330,000	367,500	—	—	—

(1)	Mr. Gray was not entitled to any severance benefits as of December 31, 2014.

(2)	Reflects the executive’s base salary as of December 31, 2014 which amount would be payable in installments over one year.

(3)	Reflects 100% of the executive’s 2014 target bonus as of December 31, 2014, payable at such time as the bonus would have been paid absent the executive’s termination of employment.

(4)	Represents an estimated value, based on current rates, for payment of the employee-portion of any COBRA premiums for 12 months.

(5)
Pursuant to Mr. Hitchcock’s employment agreement, if his date of termination occurs during the period beginning on December 31, 2014 and ending on December 30, 2015, 100% of his restricted stock granted on August 16, 2013 will automatically become vested. Pursuant to Mr. de Cárdenas’ employment agreement, if the date of termination occurs during the period beginning on May 1, 2014 and ending on December 30, 2015, 67% of the restricted stock will automatically become vested.

(6)
Pursuant to the executive’s employment agreement, if the executive’s date of termination occurs during the period beginning on December 31, 2014 and ending on December 30, 2015, 100% of the time-vesting options (75% of the options) granted on April 6, 2011 and July 1, 2011, will automatically become vested and exercisable. In addition, upon the occurrence of a change in control, all of the executives’ stock options automatically become vested and exercisable.

(7)
Pursuant to the executive’s stock option agreement, if the executive’s employment is terminated within the 12-month period immediately following a change in control, all of the executives’ stock options automatically become vested and exercisable.

(8)
For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2014 ($11.25) and the exercise price of the unvested option. Excludes any unvested stock options having an exercise price that is greater than the fair market value of our common stock on December 31, 2014 ($11.25). The value of unvested shares of restricted stock is based on the fair market value of our common stock on December 31, 2014 ($11.25).

(9)
For purposes of the table, the term “Qualifying Termination” for each executive refers to a termination of employment that would trigger severance payments for such executive as described above in the narrative to this table.

(10)	If an executive meets the requirements for disability under our long-term disability plan he is also entitled to receive benefits under our long-term disability plan.

Mr. Gordon
As discussed earlier, Mr. Gordon separated from the Company on August 20, 2014. In connection with his separation, Mr. Gordon has received, or will receive, the following benefits, pursuant to the terms of his employment agreement: (i) continuation of base salary ($715,000) for twenty-four months, (ii) a single lump sum payment equal to his 2014 target bonus ($715,000), and (iii) payment of the employee-portion of any COBRA premiums for the shorter of 12 months or the time during which he is eligible for COBRA. In addition, 90% of the time-vesting option (67.5% of the option) granted on April 6, 2011 and July 1, 2011 automatically became vested and exercisable upon his termination of employment.
Mr. Hatfield
As discussed earlier, Mr. Hatfield separated from the Company on January 3, 2014. In connection with his separation, Mr. Hatfield has received, or will receive, the following benefits, pursuant to the terms of his employment agreement: (i) continuation of base salary ($400,000) for twelve months, (ii) annual bonus for fiscal year 2013 at the greater of target (70% of base salary) or actual performance, (iii) payment of the employee-portion of any COBRA premiums for the shorter of 12 months or the time during which he is eligible for COBRA. In addition, 60,000 options automatically became vested and exercisable upon his termination of employment.
Mr. Brøgger
As discussed earlier, Mr. Brøgger separated from the Company on August 11, 2014. In connection with his separation, Mr. Brøgger has received, or will receive, the following benefits: (i) a continuation of his base salary ($455,149) as notice pay, payable in accordance with the Company’s general payroll practices during each of August, September and October 2014; and (ii) an amount equal to $189,644 as termination and severance pay, payable ratably at the end of each month for the ten month period beginning on November 1 2014 and ending on August 31, 2015; and (iii) a single lump sum payment of $189,644 payable in a single lump sum on August 31, 2015.
2015 Compensation Arrangement with Mr. Gray
As discussed earlier, the Company entered into an employment agreement with Mr. Gray, effective February 25, 2015, which provides certain severance benefits in the event his employment is terminated without cause or he resigns for good reason. Specifically, if (i) his employment is terminated by the Company without cause or by reason of his disability, (ii) he resigns for good reason, (iii) his employment terminates by reason of the Company’s non-renewal of the agreement, (iv) his employment terminates by reason of his death, or (v) his employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement, then he will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus for the then-current fiscal year, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, a portion of Mr. Gray’s restricted stock units (RSUs) granted on February 25, 2015 will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on February 25, 2015 and ending on February 25, 2016, 40% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on February 26, 2016 and ending on February 25, 2017, 75% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on February 26, 2017 and ending on February 25, 2018, 100% of the RSUs will automatically become vested; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the RSUs will automatically become vested.
Similarly, a portion of Mr. Gray’s stock option granted on February 25, 2015 will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on February 25, 2015 and ending on February 25, 2016, 25% of the option will automatically become vested and exercisable;

•	if the date of termination occurs during the period beginning on February 26, 2016 and ending on February 25, 2017, 50% of the option will automatically become vested and exercisable;

•	if the date of termination occurs during the period beginning on February 26, 2017 and ending on February 25, 2018, 75% of the option will automatically become vested and exercisable;

•	if the date of termination occurs during the period beginning on February 26, 2018 and ending on February 25, 2019, 100% of the option will automatically become vested and exercisable in full; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, 100% of the option will automatically become vested.

Compensation Risk Assessment
We have analyzed the potential risks arising from our compensation policies and practices and determined that there are no such risks that are reasonably likely to have a material adverse effect on the Company.
2014 Director Compensation
In 2014, each director not employed by The Carlyle Group or the Company on January 1, 2014, received an annual retainer of $60,000. The Chairman of the Audit Committee received an additional $15,000 and each non-Chair member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of our parent’s common stock. In 2014, no director made such an election. In addition, on April 6, 2011, Messrs. Ranelli, Beebe and Gray received a one-time grant of 30,000 stock options, which stock options have a $10.00 exercise price and vest in five equal annual installments beginning on the one-year anniversary of the date of grant. On April 6, 2011 Mr. Holcombe, who was then President and Chief Executive Officer of the Company, received a one-time grant of 1,333,333 stock options, 75% of which were scheduled to vest in five equal annual installments beginning on December 31, 2011 (“time based options”) and 25% of which were scheduled to vest in five equal annual installments beginning on December 31, 2011 depending upon the financial performance of the Company. On July 1, 2011, Mr. Holcombe, in connection with his retirement, forfeited all but 50,000 of his time based options which have an exercise price of $10.00 and vest in five equal annual installments beginning on December 31, 2011.
The following table provides information about the compensation earned by members of the Board of Directors during 2014.
2014 Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	Total
James A. Attwood, Jr.	—	—
Tony G. Holcombe	67,500	67,500
Kristen Ankerbrandt	—	—
Kevin L. Beebe	75,000	75,000
Julius Genachowski	—	—
Stephen C. Gray	82,500	82,500
Mark J. Johnson	—	—
Raymond A. Ranelli	75,000	75,000

(1)	As of December 31, 2014, the Directors held the number of outstanding option awards listed below:

	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date
James A. Atwood, Jr.	—	$—
Tony G. Holcombe	50,000	$10.00	7/1/2021
Kristen Ankerbrandt	—	$—
Kevin L. Beebe	30,000	$10.00	4/6/2021
Julius Genachowski	—	$—
Stephen C. Gray	30,000	$10.00	4/6/2021
Mark J. Johnson	—	$—
Raymond A. Ranelli	30,000	$10.00	4/6/2021

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We are an indirect, wholly-owned subsidiary of Syniverse Corporation, a Delaware corporation. All of our outstanding capital stock is owned by The Carlyle Group and certain of its affiliates and co-investors, except as discussed below.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2015 for:

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
Applicable percentage ownership is based on 120,390,962 shares of common stock outstanding at February 28, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to equity awards held by the person that are currently exercisable or exercisable within 60 days of February 28, 2015. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Syniverse Corporation, 8125 Highwoods Palm Way, Tampa, FL 33647.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
Funds Affiliated with the Carlyle Group (1)	120,000,000	99.7%
Named Executive Officers:
Stephen C. Gray (2)	34,000	*
David W. Hitchcock (3)	577,241	*
Alfredo T. de Cárdenas (4)	587,241	*
John T. McRae (5)	123,333	*
Joseph DiFonzo (6)	85,000	*
Jeffrey S. Gordon (7)	874,667	*
Morten Brøgger (8)	45,000	*
Scott A. Hatfield	—	*

Directors:
James A. Attwood, Jr.	—	*
Tony G. Holcombe (9)	90,000	*
Kristen Ankerbrandt	—	*
Kevin L. Beebe (10)	124,000	*
Julius Genachowski	—	*
Mark J. Johnson	—	*
Raymond A. Ranelli (11)	44,409	*
All executive officers and directors as a group (19 persons) (12)	3,254,372	2.7%
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

(2)	Mr. Gray also serves as a director of the Company. Includes 10,000 shares owned, 18,000 vested options and 6,000 options that will vest within 60 days of February 28, 2015.

(3)	Includes 560,000 vested options and 17,241 shares of restricted common stock.

(4)	Includes 10,000 shares owned, 560,000 vested options and 17,241 shares of restricted common stock.

(5)	Includes 10,000 shares owned and 113,333 vested options.

(6)	Includes 85,000 vested options.

(7)	Includes 874,667 vested options.

(8)	Includes 45,000 vested options.

(9)	Includes 50,000 shares owned and 40,000 vested options.

(10)	Includes 100,000 shares owned, 18,000 vested options and 6,000 options that will vest within 60 days of February 28, 2015.

(11)	Includes 20,409 shares owned, 18,000 vested options and 6,000 options that will vest within 60 days of February 28, 2015.

(12)	Includes 255,409 shares owned, 2,904,590 vested options, 68,964 shares of restricted common stock and 18,000 options that will vest within 60 days of February 28, 2015.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2014. However, the following table provides information as of December 31, 2014, about the securities our parent that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	8,212,746	$11.15	3,638,026
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	8,212,746	$11.15	3,638,026
___________________

(1)	2011 Equity Incentive Plan (the “2011 Plan”).

(2)	Reflects options outstanding under the 2011 Plan as of December 31, 2014.

(3)	All of such shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
During the years ended December 31, 2014 and 2013, Syniverse recorded $3.1 million and $3.4 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses.

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
The following table presents fees for professional audit and other services rendered by our independent registered certified public accountants, Ernst & Young LLP, for the years ended December 31, 2014 and 2013.

	Year Ended
(in thousands)	December 31, 2014	December 31, 2013
Audit fees (1)	$2,777,142	$2,650,363
Audit-related fees (2)	756,306	698,884
Tax fees (3)	22,676	3,300
All other (4)	1,995	1,995
Fees	$3,558,119	$3,354,542
____________________

(1)	Audit fees include fees for our fiscal year-end audit and review of financial statements included in our Form 10-Q Quarterly Reports.

(2)	Audit-related fees include fees for due diligence performed in connection with proposed acquisitions and internal control attestation services.

(3)	Tax fees include fees for professional services rendered in connection with tax compliance.

(4)	All other includes fees for the independent registered certified public accountants subscription-based research service in 2014 and 2013.
Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants
The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the chairman of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountants in accordance with this pre-approval policy. During fiscal year 2014 and 2013, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Index to Consolidated Financial Statements	85
		Report of Independent Registered Certified Public Accounting Firm	85
		Consolidated Balance Sheets	86
		Consolidated Statements of Operations	87
		Consolidated Statements of Comprehensive Loss	87
		Consolidated Statements of Changes in Stockholder Equity	89
		Consolidated Statements of Cash Flows	90
		Notes to Consolidated Financial Statements	91
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	134

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholder equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Ernst & Young LLP
Tampa, Florida
March 11, 2015

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$89,347	$306,400
Accounts receivable, net of allowances of $25,608 and $8,717, respectively	195,963	187,704
Deferred tax assets	5,240	14,964
Income taxes receivable	8,549	9,849
Prepaid and other current assets	36,547	39,525
Total current assets	335,646	558,442
Property and equipment, net	117,374	106,406
Capitalized software, net	226,611	238,288
Deferred costs, net	48,573	58,375
Goodwill	2,319,790	2,150,364
Identifiable intangibles, net	496,500	539,088
Deferred tax assets	6,240	5,584
Other assets	13,867	12,471
Total assets	$3,564,601	$3,669,018
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$34,967	$25,291
Income taxes payable	5,939	10,179
Accrued liabilities	106,887	113,757
Deferred revenues	8,249	6,164
Deferred tax liabilities	4,777	4,115
Current portion of capital lease obligation	6,862	6,571
Total current liabilities	167,681	166,077
Long-term liabilities:
Deferred tax liabilities	206,951	214,428
Long-term capital lease obligation, net of current maturities	8,937	409
Long-term debt, net of original issue discount	2,063,958	2,051,248
Other long-term liabilities	41,282	47,709
Total liabilities	2,488,809	2,479,871
Commitments and contingencies
Redeemable noncontrolling interest	—	501
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2014 and 2013	—	—
Additional paid-in capital	1,232,108	1,225,374
Accumulated deficit	(119,247)	(71,244)
Accumulated other comprehensive (loss) income	(44,222)	27,735
Total Syniverse Holdings, Inc. stockholder equity	1,068,639	1,181,865
Nonredeemable noncontrolling interest	7,153	6,781
Total equity	1,075,792	1,188,646
Total liabilities and stockholder equity	$3,564,601	$3,669,018
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012

Revenues	$916,295	$858,961	$743,874
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	378,052	320,796	275,301
Sales and marketing	77,670	74,995	68,549
General and administrative	140,450	129,354	103,311
Depreciation and amortization	237,577	216,198	177,320
Employee termination benefits	9,140	5,939	1,198
Restructuring	17,826	483	1,163
Acquisitions	1,974	21,632	14,684
	862,689	769,397	641,526
Operating income	53,606	89,564	102,348
Other income (expense), net:
Interest income	853	686	790
Interest expense	(123,236)	(125,656)	(108,704)
Debt extinguishment costs	—	(2,802)	(6,458)
Equity income in investee	35	422	—
Other, net	(2,651)	(6,837)	3,940
	(124,999)	(134,187)	(110,432)
Loss before benefit from income taxes	(71,393)	(44,623)	(8,084)
Benefit from income taxes	(25,093)	(4,328)	(7,889)
Net loss from continuing operations	(46,300)	(40,295)	(195)
Loss from discontinued operations, net of tax	(688)	(5,092)	—
Net loss	(46,988)	(45,387)	(195)
Net income attributable to nonredeemable noncontrolling interest	1,015	1,144	3,046
Net loss attributable to Syniverse Holdings, Inc.	$(48,003)	$(46,531)	$(3,241)

Amounts attributable to Syniverse Holdings, Inc.:
Net loss from continuing operations, net of tax	$(47,315)	$(41,439)	$(3,241)
Loss from discontinued operations, net of tax	(688)	(5,092)	—
Net loss attributable to Syniverse Holdings, Inc.	$(48,003)	$(46,531)	$(3,241)

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Net loss	$(46,988)	$(45,387)	$(195)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(69,698)	29,008	(2,160)
Amortization of unrecognized loss included in net periodic pension cost (2)	(2,014)	(486)	(1,246)
Other comprehensive (loss) income	(71,712)	28,522	(3,406)
Comprehensive loss	(118,700)	(16,865)	(3,601)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	1,260	961	3,010
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(119,960)	$(17,826)	$(6,611)
 ____________________

(1)	Foreign currency translation adjustments are shown net of income tax (benefit) expense of $(496), $523 and $387 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $948, $200 and $521 for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance at December 31, 2011	1	$—	$1,208,365		$(21,472)	$2,400	$4,820	$1,194,113
Net (loss) income	—	—	—		(3,241)	—	3,046	(195)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax expense of $387	—	—	—		—	(2,124)	(36)	(2,160)
Actuarial loss on defined benefit pension plan, net of tax benefit of $521	—	—	—		—	(1,246)	—	(1,246)
Stock-based compensation	—	—	7,068		—	—	—	7,068
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,070)	(1,070)
Distribution to Syniverse Corporation	—	—	(83)		—	—	—	(83)
Balance at December 31, 2012	1	—	1,215,350		(24,713)	(970)	6,760	1,196,427
Net (loss) income	—	—	—		(46,531)	—	1,144	(45,387)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax expense of $523	—	—	—		—	29,191	(183)	29,008
Actuarial loss on defined benefit pension plan, net of tax benefit of $200	—	—	—		—	(486)	—	(486)
Stock-based compensation	—	—	10,569		—	—	—	10,569
Distribution to nonredeemable noncontrolling interest	—	—	—		—	—	(940)	(940)
Distribution to Syniverse Corporation	—	—	(545)		—	—	—	(545)
Balance at December 31, 2013	1	—	1,225,374		(71,244)	27,735	6,781	1,188,646
Net (loss) income	—	—	—		(48,003)	—	1,015	(46,988)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax benefit of $496	—	—	—		—	(69,943)	245	(69,698)
Actuarial loss on defined benefit pension plan, net of tax benefit of $948	—	—	—		—	(2,014)	—	(2,014)
Stock-based compensation	—	—	8,574		—	—	—	8,574
Distribution to nonredeemable noncontrolling interest	—	—	—		—	—	(888)	(888)
Distribution to Syniverse Corporation	—	—	(1,840)		—	—	—	(1,840)
Balance at December 31, 2014	1	$—	$1,232,108		$(119,247)	$(44,222)	$7,153	$1,075,792
See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(46,988)	$(45,387)	$(195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	237,577	216,198	177,320
Amortization of deferred debt issuance costs and original issue discount	12,512	12,577	7,949
Allowance for credit memos and uncollectible accounts	21,290	11,252	8,999
Deferred income tax benefit	(36,989)	(17,620)	(11,449)
Debt modification costs	—	1,681	6,115
Debt extinguishment costs	—	2,802	6,458
Stock-based compensation	8,574	10,569	7,068
Fair value adjustment to assets and liabilities related to assets held for sale	—	2,816	—
Other, net	6,239	3,926	115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,142)	(22,931)	1,479
Income tax receivable or payable	(3,977)	(1,565)	6,044
Prepaid and other current assets	(4,839)	(2,769)	1,015
Accounts payable	5,843	(2,068)	4,411
Accrued liabilities and deferred revenues	(7,635)	(3,178)	(13,667)
Assets and liabilities related to assets held for sale	—	(2,553)	—
Other assets and other long-term liabilities	(2,454)	(2,358)	(327)
Net cash provided by operating activities	168,011	161,392	201,335
Cash flows from investing activities
Capital expenditures	(91,758)	(73,933)	(65,755)
Acquisitions, net of acquired cash	(290,047)	(628,191)	—
Redemption (purchase) of certificate of deposit	3,694	(3,753)	—
Capital expenditures, assets held for sale	—	(6,689)	—
Deposit on acquisition	—	—	(37,980)
Proceeds from sale of Divestment Business	717	10,783	—
Net cash used in investing activities	(377,394)	(701,783)	(103,735)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	1,608,335	940,500
Debt issuance costs paid	—	(26,917)	(10,181)
Principal payments on long-term debt	(90,000)	(966,585)	(1,019,500)
Payments on capital lease obligation	(8,020)	(6,233)	(4,139)
Distribution to Syniverse Corporation	(1,840)	(545)	(83)
Purchase of redeemable noncontrolling interest	(501)	—	—
Distribution to nonredeemable noncontrolling interest	(888)	(940)	(1,070)
Net cash (used in) provided by financing activities	(1,249)	607,115	(94,473)
Effect of exchange rate changes on cash	(6,421)	7,481	2,315
Net (decrease) increase in cash	(217,053)	74,205	5,442
Cash and cash equivalents at beginning of period	306,400	232,195	226,753
Cash and cash equivalents at end of period	$89,347	$306,400	$232,195

Supplemental noncash investing and financing activities
Assets acquired under capital leases	$20,089	$4,985	$12,391
Supplemental cash flow information
Interest paid	$111,311	$114,699	$96,973
Income taxes paid (refunded)	$15,783	$14,563	$(2,484)

See accompanying notes to consolidated financial statements

SYNIVERSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Syniverse is the leading global transaction processor that connects mobile network operators (“MNOs”) and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 3 billion billable transactions daily and settle approximately $17 billion annually between our customers.

We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including Voice over LTE (“VoLTE”). Our IP Exchange (“IPX”) network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.

Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs, and over 575 over-the-top providers (“OTTs”) and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

The mobile experience is a critical and pervasive component of modern life and has become increasingly complex. Mobile devices have evolved from cellular phones to smartphones, tablets, wearables and other connected devices that people now use to conduct an expanding set of activities, such as streaming videos, posting social media updates, working and shopping. As a result, today’s mobile experience requires seamless and ubiquitous connectivity and coordination between MNOs, OTTs and enterprises across disparate and rapidly evolving networks, devices and applications. The failure to integrate any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers. Our proprietary services bridge these technological and operational complexities.

Syniverse provides approximately 60 mission-critical services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, a high quality of service as evidenced by our over 99.999% network availability.

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

The Company is reporting the Divestment Business related to the MACH acquisition as discontinued operations in the consolidated statement of operations. Unless otherwise indicated, the accompanying notes to the consolidated financial statements reflect the Company’s continuing operations. The sale of the Divestment Business was completed on October 1, 2013. See Note 5 for additional details regarding the Divestment Business.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with three-year terms. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services we offer to our customers are provided through applications, connectivity and technology platforms owned and operated by us. We generate our revenue through Mobile Transaction Services and Enterprise & Intelligence Solutions to a diverse customer base including MNOs, OTTs and a growing number of enterprises seeking access to the mobile ecosystem.

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

Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. Approximately 83% of our revenues were generated by transaction-based fees in 2014. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.

Cost of operations

Cost of operations includes data processing costs, network costs, variable costs, such as revenue share service provider arrangements and message termination fees, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges.

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, we recorded research and development costs of $24.1 million, $29.9 million, and $22.3 million, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of operations based on the grant-date fair value of equity awards. We recognize compensation expense, reduced for estimated forfeitures, under the accelerated attribution method over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. See Note 12 for additional details regarding stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Cash and cash equivalents consists primarily of various deposit accounts that are stated at cost, which approximates fair value.

Restricted Cash

On occasion, we are required to maintain cash or certificates of deposit with certain banks with respect to contractual obligations related to acquisitions or other collateral required under certain contractual or other terms. As of December 31, 2014, the amount of restricted cash was $1.1 million, of which $0.9 million was included in Prepaid and other current assets and $0.2 million was included in Other assets in the consolidated balance sheets. As of December 31, 2013, the amount of restricted cash was $6.2 million, of which $5.5 million was included in Prepaid and other current assets and $0.7 million was included in Other assets in the consolidated balance sheets.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $488.5 million and $492.9 million as of December 31, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount we expect to collect on our gross customer trade receivables. We establish an allowance for estimated losses that may result from the inability of our customers to pay, as well as for specific receivables from customers with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2014 and 2013, our allowance for uncollectible accounts was $8.9 million and $1.7 million, respectively.

We maintain an allowance for credit memos based on our historical activity. These allowances are recorded primarily as the result of price concessions, service level penalties, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as direct reductions of accounts receivable and revenues. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required. As of December 31, 2014 and 2013, our allowance for credit memos was $16.7 million and $7.0 million, respectively.

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

Capitalized Software Costs

We capitalize the cost of externally purchased software, internal-use software and developed technology that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 3 years and 2 to 8 years, respectively.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test. We did not record any impairment loss on goodwill for the years ended December 31, 2014, 2013 or 2012.

Indefinite-Lived Identifiable Intangible Assets

Indefinite-lived intangible assets are comprised of tradename and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs a two-step impairment test. We did not record any impairment loss on indefinite-lived intangible assets for the years ended December 31, 2014, 2013 or 2012.

Finite-Lived Identifiable Intangible Assets

Our finite-lived identifiable intangible assets include customer-related intangible assets such as customer relationships and customer contracts as well as a covenant not to compete and non-solicitation agreement associated with our acquisitions. Customer relationships are amortized using either the pattern of consumption method or the straight-line method, depending on which method more accurately reflects the pattern in which the asset is consumed. The benefits are expected to be realized for these relationships over 5 to 10 years based on the underlying asset. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. We amortize our covenant not to compete and our non-solicitation agreement over their contract terms of 3 years and 1.4 years, respectively, using the straight-line method.

Impairment of Long-Lived Assets

We evaluate our long-lived assets including property and equipment, capitalized software and intangible assets with finite lives for impairment when events occur that indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period and modify our annual depreciation and/or amortization expense if it is determined that the useful life of an asset or group of assets is different than originally estimated.

If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. If the undiscounted cash flows are less than the long-lived asset’s carrying amount, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We did not record any impairment loss on long-lived assets for the years ended December 31, 2014, 2013 or 2012.

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

In June 2013, through the MACH Acquisition, we acquired a 45% interest in Link2One, an equity method investee that provides a third party hub that automates all the tests and technical procedures to standardize telecommunications operators' requirements in connection with arrangements for the provision of roaming services. The carrying amount of the investment in the equity method investee as of December 31, 2014 and 2013 was $4.1 million and $5.0 million, respectively, and is included in Other assets.

Fair Value of Financial Instruments

The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 18 for more information regarding the fair value of financial instruments, including a listing of our assets and liabilities required to be measured or disclosed at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2014 and 2013.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the consolidated statements of operations. For the years ended December 31, 2014 and 2013, we recorded foreign currency transaction losses of $2.7 million and $6.8 million, respectively. For the year ended December 31, 2012, we recorded foreign currency transaction gains of $3.9 million.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive (loss) income and is included in stockholder equity in the consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of accumulated other comprehensive (loss) income. Items within the consolidated statements of operations are translated at the average rates prevailing during the period.

Redeemable Noncontrolling Interest

Through the MACH Acquisition, we acquired a redeemable noncontrolling interest with a fair value of $0.5 million as of the MACH Acquisition Date, which was redeemed during the first quarter of 2014.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of changes in our currency translation adjustment account and changes in our minimum pension liability account, each net of tax. Accumulated other comprehensive (loss) income for the periods ended December 31, 2014, 2013 and 2012 was as follows:

(in thousands)	Foreign Currency Translation (Loss) Gain	Actuarial Loss on Defined Benefit Pension Plan		Total
Balance at December 31, 2011	$2,901	$(501)		$2,400
Changes	(2,124)	(1,246)		(3,370)
Balance at December 31, 2012	777	(1,747)		(970)
Changes	29,191	(486)		28,705
Balance at December 31, 2013	29,968	(2,233)		27,735
Changes	(69,943)	(2,014)		(71,957)
Balance at December 31, 2014	$(39,975)	$(4,247)	(1)	$(44,222)

(1)	Accumulated other comprehensive income as of December 31, 2014 included an actuarial loss of $0.3 million which we expect to recognize as a component of net periodic pension cost in 2015.

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

Revenues by service offerings were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2012
Mobile Transaction Services	$782,116	$748,907	$663,011
Enterprise & Intelligence Solutions	134,179	110,054	80,863
Revenues	$916,295	$858,961	$743,874

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2012
North America	$585,455	$588,493	$557,238
Europe, Middle East and Africa	165,661	120,875	60,041
Asia Pacific	101,714	84,118	71,525
Caribbean and Latin America	63,465	65,475	55,070
Revenues	$916,295	$858,961	$743,874
For the years ended December 31, 2014, 2013 and 2012, we derived 59.7%, 64.2% and 69.6%, respectively, of our revenues from customers in the United States.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

(in thousands)	December 31, 2014	December 31, 2013
North America	$252,129	$252,704
Europe, Middle East and Africa	76,371	84,475
Asia Pacific	14,655	6,517
Caribbean and Latin America	830	998
Long-lived assets, net	$343,985	$344,694

For the years ended December 31, 2014 and 2013, 73.3% of our long-lived assets were located in the United States.

Acquisitions

The Acquisitions line item in our consolidated statements of operations includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the MACH Acquisition (defined below) completed in 2013 and the Aicent Acquisition (defined below) completed in 2014 (collectively, the “Acquisitions”). See Note 4 for additional details regarding the Acquisitions.

Reclassifications of Prior Year Presentation

Certain reclassifications of 2013 and 2012 financial information have been made to conform to the current year presentation. The reclassifications had no effect on our reported results of operations. For the years ended December 31, 2013 and 2012, we reclassified certain non-retirement post-employment benefits out of Restructuring into the Employee termination benefits line item in our consolidated statements of operations. For the years ended December 31, 2013 and 2012, we reclassified Borrowings under Initial Term Loans and Borrowings under Tranche B Term Loans into the Proceeds from issuance of long-

term debt line item and Principal payments on Initial Term Loans and Principal payments on Tranche B Term Loans into the Principal payments on long-term debt line items in our consolidated statements of cash flows. For the year ended December 31, 2012, we reclassified MACH Acquisition expenses out of General and administrative expenses into the Acquisitions line item in our consolidated statement of operations.

3. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which is included in the Accounting Standard Codification (“ASC”) in Topic 830 “Foreign Currency Matters”. ASU 2013-05 clarifies the treatment of cumulative translation adjustment (“CTA”) for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The amendments in this update provide for the release of the CTA into net income only if a sale or transfer represents a sale or complete or substantially complete liquidation of an investment in a foreign entity. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This accounting standard was effective for our financial statements beginning January 1, 2014 and was applied prospectively. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is included in the ASC in Topic 740 “Income Taxes”. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This accounting standard was effective for our financial statements beginning January 1, 2014. The adoption of this standard was applied prospectively and did not have a material impact on our consolidated financial statements and related disclosures.

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

4. Acquisitions

Aicent Acquisition

On August 4, 2014 (the “Aicent Acquisition Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.1 million (the “Aicent Acquisition”). The Aicent Acquisition was funded with cash of $192.1 million and a draw down of Syniverse’s existing revolving credit facility in the amount of $100.0 million.

The Aicent Acquisition is expected to further expand our global communications network, drive increased service and value to customers through real-time intelligence, and extend our global reach to mobile subscribers, enterprises and mobile operators in Asia.

The Aicent Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Aicent Acquisition Date. The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in connection with the Aicent Acquisition based on their fair values on the Aicent Acquisition Date:

(in thousands)
Total purchase price	$292,086
Less: cash acquired	2,039
Cash consideration	$290,047

Fair value of net assets acquired:
Cash	$2,039
Accounts receivable	11,858
Prepaid and other current assets	807
Property and equipment	3,266
Customer relationships	85,300
Capitalized Software	16,209
Other identifiable intangible assets	2,500
Deferred tax assets	1,502
Other assets	242
Accounts payable	(4,437)
Income taxes payable	(634)
Accrued liabilities	(4,600)
Deferred revenues	(126)
Deferred tax liabilities	(33,536)
Other long-term liabilities	(959)
Net assets acquired	79,431
Allocation to goodwill	$212,655

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $212.7 million, which is primarily attributable to operating synergies and potential expansion into other global markets. We do not expect goodwill to be deductible for tax purposes. We incurred Aicent Acquisition related expenses of $2.0 million for the year ended December 31, 2014. These costs were recorded in the Acquisitions line item in our consolidated statements of operations.

Customer relationships were valued using discounted future cash flows. The future cash flows for the customer relationships were discounted using a weighted-average cost of capital, which was based on an analysis of the cost of capital for guideline companies within the technology industry. We determined useful lives of the customer relationships based on the period over which we expect those assets to contribute directly or indirectly to future cash flows. Customer relationships acquired in the Aicent Acquisition are amortized using the straight-line method over a shortened useful life of 10 years.

The results of operations of Aicent have been included in our operating results subsequent to the Aicent Acquisition Date. During the year ended December 31, 2014, the Aicent Acquisition contributed $22.0 million to revenue.

MACH Acquisition

On June 28, 2013 (the “MACH Acquisition Date”), we completed our acquisition of WP Roaming III S.à r.l. (“WP Roaming”), for a total purchase price of approximately $712.0 million. As part of this transaction, we acquired from WP Roaming S.à r.l., a Luxembourg limited liability company (the “Seller”), all the shares and preferred equity certificates (whether convertible or not) in WP Roaming (the “ MACH Acquisition”). The purchase price was funded through a portion of the net proceeds from a new $700.0 million senior secured credit facility and a deposit of €30.0 million paid to the Seller on July 2, 2012.

The MACH Acquisition was accounted for under the purchase method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the MACH Acquisition Date. The following table summarizes the final allocation of the purchase price, including adjustments to previously reported figures on June 30, 2013, to the estimated fair values of the assets acquired and liabilities assumed in connection with the MACH Acquisition based on their fair values on the MACH Acquisition Date:

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

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $451.7 million, which is primarily attributable to assembled workforce, operating synergies and potential expansion into other global markets. Goodwill is not deductible for tax purposes. We incurred MACH Acquisition related expenses of $21.6 million and $14.7 million for the years ended December 31, 2013 and 2012, respectively. These costs were recorded in the Acquisitions line item in our consolidated statements of operations. We did not incur any MACH Acquisition related expenses for the year ended December 31, 2014, nor do we expect to incur any further costs in the future.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended December 31, 2013 and 2012 represent combined revenue and (loss) income from continuing operations as if the MACH Acquisition had taken place on January 1, 2012. The unaudited pro forma results reflect certain adjustments including additional estimated amortization expense associated with acquired intangible assets and interest expense associated with debt used to fund the MACH Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the MACH Acquisition taken place on the date indicated or the results of operations that may result in the future.

	Year ended December 31,
	2013	2012
(in thousands)	(Pro Forma - Unaudited)
Revenues	$933,300	$902,326
(Loss) income from continuing operations attributable to Syniverse Holdings, Inc.	$(16,625)	$17,654

5. Assets and Liabilities Related to Assets Held for Sale and Discontinued Operations

Assets and Liabilities Related to Assets Held for Sale

The approval of the MACH Acquisition was conditioned upon the Company's commitment to divest certain assets supporting MACH's data clearing and near real-time roaming data exchange (“NRTRDE”) business in the European Economic Area, which includes European Union countries plus Iceland, Liechtenstein and Norway (the “EEA”), including technology platforms, necessary employees, customer contracts and the MACH brand (the “Divestment Business”).

On June 3, 2013, Interfact S.à r.l., a Luxembourg limited liability company and the MACH group company that was the immediate shareholder of the Divestment Business, signed a definitive agreement (the “Divestment Agreement”) to sell the Divestment Business upon the completion of the MACH Acquisition.

During the third quarter of 2013, Syniverse remeasured the net assets held for sale at fair value, less cost to sell and recorded a loss as shown below, which is included in Loss from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2013. The fair value of these net assets was assessed using inputs classified as Level 3 in the fair value hierarchy. On October 1, 2013, Syniverse completed the sale of the Divestment Business for €9.9 million.    During the year ended December 31, 2014, we received $0.7 million in proceeds related to a purchase price adjustment allowed for under the purchase agreement

Discontinued Operations

In connection with the Company’s commitment to sell the Divestment Business, we entered into a Transition Services Agreement (“TSA”) with the buyer to provide certain services for a transitional period not to exceed twelve months. Under the terms of the TSA, both parties to the agreement were entitled to collect service charges based on the services provided. We determined that the continuing cash flows generated by the TSA were not significant in proportion to the cash flows of the Company and that the arrangement did not provide the Company the ability to influence the operating or financial policies of the Divestment Business. Accordingly, the TSA did not constitute significant continuing involvement by the Company in the operations of the Divestment Business. As such, the results of operations of the Divestment Business have been presented separately as discontinued operations in the consolidated statements of operations.

A summary of the results of operations of the Divestment Business for the years ended December 31, 2014 and 2013 are presented in the table below:

	December 31, 2014	December 31, 2013
(in thousands)
Revenues	$—	$4,164

Loss from operations of Divestment Business, net of tax benefit of $0	(688)	(295)
Fair value adjustment to assets and liabilities of Divestment Business, net of tax benefit of $0	—	(2,816)
Cost to sell Divestment Business, net of tax benefit of $0	—	(1,981)
Loss from discontinued operations, net of tax benefit of $0	$(688)	$(5,092)

6. Property and Equipment

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Computers and equipment	$215,384	$175,178
Computer equipment under capital lease	12,062	5,948
Furniture and fixtures	5,239	3,365
Leasehold improvements	15,040	11,444
	247,725	195,935
Accumulated depreciation	(125,792)	(87,670)
Accumulated depreciation of computer equipment under capital lease	(4,559)	(1,859)
Property and Equipment	$117,374	$106,406

Depreciation expense related to property and equipment for the years ended December 31, 2014, 2013, and 2012 was $42.8 million, $34.1 million and $27.8 million, respectively.

7. Capitalized Software

Capitalized software, net, consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Capitalized software	$444,231	$393,403
Capitalized software licenses under capital leases	25,749	11,453
	469,980	404,856
Accumulated amortization	(232,462)	(160,523)
Accumulated amortization of capitalized software under capital lease	(10,907)	(6,045)
Capitalized Software	$226,611	$238,288

Amortization expense related to capitalized software for the years ended December 31, 2014, 2013 and 2012 was $78.0 million, $69.5 million and $54.2 million, respectively.

8. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consisted of the following:

	December 31, 2014			December 31, 2013
(in thousands)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$849,903	$(438,513)	$411,390	$781,858	$(326,995)	$454,863
Non-solicitation agreement	1,595	(796)	799	1,790	(282)	1,508
Covenant not to compete	1,582	(664)	918	282	(282)	—
Favorable lease	411	(411)	—	411	(94)	317
Tradename	1,200	(207)	993	—	—	—
	854,691	(440,591)	414,100	784,341	(327,653)	456,688
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	82,400	—	82,400
Intangible assets	$937,091	$(440,591)	$496,500	$866,741	$(327,653)	$539,088

Customer relationships are amortized using either the pattern of consumption method or the straight-line method, depending on which method more accurately reflects the pattern in which the asset is consumed. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. The weighted-average amortization period for customer relationships is 9.8 years. The non-solicitation agreement and covenant not to compete are amortized over their estimated useful life of 3 years and 1.4 years, respectively. The weighted-average amortization period for finite-lived intangible assets is 8.8 years.

Amortization expense of identifiable intangible assets, which is included in Depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2014, 2013 and 2012 was $116.8 million, $112.6 million and $95.3 million, respectively.

The estimated amortization expense of intangible assets over the next five years and thereafter is as follows:

(in thousands)
Year ended December 31, 2015	$88,940
Year ended December 31, 2016	80,673
Year ended December 31, 2017	67,508
Year ended December 31, 2018	55,993
Year ended December 31, 2019	46,344
Thereafter	74,642
Amortization Expense	$414,100

Estimated amortization expense for intangible assets denominated in currencies other than the U.S. dollar is based on foreign exchange rates as of December 31, 2014.

The following table summarizes the changes in the carrying amount of goodwill for the periods ended December 31, 2014 and 2013:

(in thousands)
Balance at December 31, 2012	$1,682,171
Acquisition goodwill	451,747
Effect of foreign currency translation	16,446
Balance at December 31, 2013	2,150,364
Acquisition goodwill	212,655
Effect of foreign currency translation	(43,229)
Balance at December 31, 2014	$2,319,790

9. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Accrued payroll and related benefits	$36,454	$41,036
Accrued interest	26,419	27,245
Accrued network and data processing expenses	11,049	8,596
Accrued revenue share expenses	4,256	3,560
Other accrued liabilities	28,709	33,320
Accrued Liabilities	$106,887	$113,757

10. Debt and Credit Facilities

Our total outstanding debt as of December 31, 2014 and 2013 was as follows:

(in thousands)	December 31, 2014	December 31, 2013
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(8,982)	(11,166)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,560)	(3,086)
Revolving Credit Facility	10,000	—
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Debt and Credit Facilities	$2,063,958	$2,051,248

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

(in thousands)
Year ended December 31, 2015	$—
Year ended December 31, 2016	7,750
Year ended December 31, 2017	26,500
Year ended December 31, 2018	16,500
Year ended December 31, 2019	2,024,750
$2,075,500

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

Amortization of original issue discount and deferred financing fees for the years ended December 31, 2014 and 2013 was $12.5 million and $12.6 million, respectively, and was related to our New Senior Credit Facility and our Senior Notes (as defined below) and were recorded in interest expense in our consolidated statement of operations.

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

The net book value of deferred financing fees included in the accompanying consolidated balance sheets was as follows:

(in thousands)	December 31, 2014	December 31, 2013
Prepaid and other current assets	$1,543	$1,543
Deferred costs, net	48,573	58,375
Total	$50,116	$59,918

Old Senior Credit Facility

On December 21, 2010, we entered into a senior credit facility consisting of a $150.0 million revolving credit facility and a $1.0 billion Term Loan B (the "Old Senior Credit Facility"), and on January 13, 2011, our Old Senior Credit Facility became effective. The Old Senior Credit Facility was used to fund, in part, the Merger (as defined in Item 6. “Selected Financial Data”). The Company received net proceeds of $1.0 billion after payment of upfront fees of $12.5 million to Barclays Capital, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Sumitomo Mitsui Banking Corporation. We recorded the upfront fees as an original issue discount to be amortized over the life of the debt using the effective interest method. In addition, we incurred debt issuance costs of $36.2 million.

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

New Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “New Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment (the “Incremental Amendment”) to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (defined below), a portion of which were used to fund the MACH Acquisition.

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

On August 4, 2014, the Company drew $100.0 million on the Revolving Credit Facility to fund a portion of the Aicent Acquisition. During the three months ended December 31, 2014, the Company paid $90.0 million on the Revolving Credit Facility. See Note 4 for additional details regarding the Aicent Acquisition.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans (collectively the "Term Loan Facilities") or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the New Senior Credit Facility) by an amount that will not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount, to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).

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

We may voluntarily prepay loans or reduce commitments under our New Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. We must prepay our Term Loan Facilities with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our New Senior Credit Facility, unless specifically incurred to refinance a portion of our New Senior Credit Facility) and 50% of excess cash flow (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments.

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

Our obligations under the New Senior Credit Facility are (1) guaranteed by Buccaneer LLC and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our New Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the New Senior Credit Facility would result in a material adverse tax consequence) and (2) are secured by a first lien on substantially all of our, Buccaneer LLC’s and the Subsidiary Guarantors’ assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our New Senior Credit Facility also guarantee the Senior Notes and are the same guarantors of the Old Senior Credit Facility, as follows: Syniverse Technologies, LLC (formerly known as Syniverse Technologies, Inc.), Syniverse ICX Corporation, The Rapid Roaming Company.

Our New Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) our ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Buccaneer LLC. The negative covenants are subject to the customary exceptions.

On March 6, 2015, we entered into an amendment (the “Amendment”) to the credit agreement governing our Revolving Credit Facility. Prior to the Amendment, the Revolving Credit Facility required that under certain circumstances we comply with a financial maintenance covenant. If required to be tested, the financial maintenance covenant required that our consolidated senior secured debt ratio, as of the end of any fiscal quarter, be less than or equal to 4.25:1.00. The covenant was not required to be tested unless (a) the aggregate amount of revolving credit loans, swing line loans or letter of credit obligations (to the extent not cash collateralized to at least 105% of their maximum stated amount) outstanding exceeded 10% of all revolving credit commitments in effect as of April 23, 2012 or (b) the aggregate amount of any letter of credit obligations (to the extent not cash collateralized to at least 105% of their maximum stated amount) outstanding exceeded 15% of all revolving credit commitments in effect as of April 23, 2012. The events set forth in clauses (a) and (b) in the preceding sentence did not apply as of December 31, 2014.

Pursuant to the Amendment, the financial maintenance covenant has been modified to require that our consolidated senior secured debt ratio, as of March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, be less than or equal to 5.25:1.00 and, as of June 30, 2016 and the end of each fiscal quarter ended thereafter, 5.00:1.00, in each case if required to be tested. We are only required to comply with the covenant if the aggregate amount of any revolving credit loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10 million and any letters of credit which are cash collateralized to at least 105% of their maximum stated amount) outstanding exceeds 25% of all revolving credit commitments.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $138.1 million of unused commitments under this facility, including an outstanding Euro letter of credit of $1.9 million at December 31, 2014, which is considered a reduction against the facility under the credit agreement.

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

On September 23, 2013, we entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the Credit Agreement bear interest was amended to reduce (i) the margin over the Eurodollar rate from 3.75% to 3.00%, (ii) the margin over the base rate from 2.75% to 2.00%, (iii) the “Eurodollar rate floor” from 1.25% to 1.00% and (iv) the “base rate floor” from 2.25% to 2.00%. The Company recorded $2.8 million of debt extinguishment costs and $1.7 million of debt modification costs associated with the refinancing of the Initial Term Loans.

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

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of the Tranche B Term Loans under the Credit Agreement, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Tranche B Term Loans under our New Senior Credit Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

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

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Interest on the notes is paid on January 15 and July 15 of each year.

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

11. Employee Benefits

Defined Contribution Benefit Plans

We have a 401(k) plan covering all U.S. employees subject to certain eligibility requirements. Under this plan, a certain percentage of contributions are matched. Contributions made to the 401(k) plan were $5.1 million, $4.8 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We have defined contribution plans in certain locations set up in accordance with the local statutory requirements. Contributions made to the plans were $1.7 million, $1.1 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation and plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $13.5 million and $10.8 million as of December 31, 2014 and December 31, 2013, respectively, which are included in Other long-term liabilities on the consolidated balance sheet.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
Discount rate	2.2%	3.5%
Average compensation increase (salaried employees only)	3.0%	3.0%

The following table provides a reconciliation of the change in our benefit obligation as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Benefit obligation at beginning of year	$10,807	$8,913
Service cost	396	401
Interest cost	333	355
Actuarial loss	3,213	686
Benefits paid	(21)	(14)
Effect of currency translation	(1,266)	466
Balance at end of year	$13,462	$10,807

Net periodic pension cost recognized in the consolidated statements of operations for the periods ended December 31, 2014, 2013 and 2012 included the following components:

	December 31,
(in thousands)	2014	2013	2012
Service cost on benefits earned during the year	$396	$401	$283
Interest cost on projected benefit obligation	333	355	332
Amortization of actuarial loss	128	—	—
Net periodic pension cost	$857	$756	$615

The estimated benefit payments for each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2015	$78
2016	108
2017	193
2018	236
2019	263
2020 and Thereafter	12,584
$13,462

12. Stock-Based Compensation

2011 Equity Incentive Plan

Effective April 6, 2011, our parent established the 2011 Equity Incentive Plan (the “2011 Plan”) for the employees, consultants and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Syniverse Corporation will issue shares of its common stock to satisfy equity based compensation instruments. On August 16, 2013, the Compensation Committee of the Board of Directors (the “Committee”) approved an amendment to the 2011 Plan to increase the plan shares available by 3,000,000 shares to 12,291,667 shares. Of that amount, 625,000 shares are restricted for purchase by the Board and certain members of management.

The number of shares and exercise price per share is determined by the Committee for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock of Syniverse Corporation on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse Corporation’s voting power may not be less than 110% of the fair market value on the date of grant. The exercise price of the option is set at the time of grant. Those eligible to participate in the 2011 Plan are limited to employees, consultants and directors (including non-employee directors) of Syniverse Corporation and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the 2011 Plan need not be uniform and may be made selectively among eligible participants.

In accordance with the 2011 Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. Employee stock option vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings-based targets. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. As of December 31, 2014 and 2013, there were 8,212,746 and 9,203,082 options outstanding under the 2011 Plan, respectively.

In December 2014, the Committee approved a grant of 350,000 service based non-qualified share options to our Chief Executive Officer. The options vest ratably over a two year period.

In September 2013, the Committee, utilizing the discretion afforded under the 2011 Plan, approved an amendment to certain annual and cumulative earnings based targets for outstanding performance-based options agreements under the 2011 Plan to reflect the MACH Acquisition, resulting in a modification of the vesting terms. There was no additional compensation expense recorded as a result of this modification as the amended targets were not achieved as of December 31, 2013.

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

The fair values of service based stock option grants and restricted stock awards are amortized as compensation expense using the straight-line attribution method over the vesting period of the grants. The fair values of performance based stock option grants are amortized as compensation expense using the accelerated attribution method over the vesting period of the grants. The fair values of stock options as of December 31, 2014, 2013 and 2012 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.1%	2.0%	1.2%
Volatility factor	47.9%	51.6%	55.0%
Dividend yield	—%	—%	—%
Weighted-average expected life of options (in years)	6.1	6.1	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Although we have a history of publicly traded stock, our common stock is 100% indirectly owned by Syniverse Corporation. As such, we used the historical volatility for the Company prior to the Merger (as defined in Item 6. “Selected Financial Data”) through the delist date (January 12, 2011). For the period subsequent to the delist date, we used the average historical volatility factor of comparable companies. We based our assumptions for the expected life of the options on the average of our contractual term and the weighted average option term.

The applicable accounting guidance requires us to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. We estimate our forfeitures based on an average of our historical experience excluding certain option grants for the management team issued in a period of high turnover, which we do not believe is representative of future activity.

The following table summarizes our stock option activity for the year ended December 31, 2014:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	9,203,082	$11.07		$31,549
Granted	1,001,663	$13.69
Exercised	(467,500)	$10.99
Canceled or expired	(1,524,499)	$12.39
Outstanding at December 31, 2014	8,212,746	$11.15	6.36	$821
Vested and expected to vest at December 31, 2014	6,742,646	$10.96	6.12	$1,969
Exercisable at December 31, 2014	4,904,512	$10.56	5.38	$3,394

As of December 31, 2014, there was $20.7 million of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 2.3 years.

The impact to our loss from continuing operations of recording stock-based compensation under the 2011 Plan for the year ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cost of operations	$257	$770	$500
Sales and marketing	3,383	3,996	2,732
General and administrative	4,934	5,803	3,836
Stock-based compensation	$8,574	$10,569	$7,068
Tax benefit	$2,525	$2,877	$2,237

During the years ended December 31, 2014, 2013 and 2012:

•	the weighted-average fair value per share of stock options granted to employees was $6.73, $7.06 and $6.06, respectively;

•	the total intrinsic value of stock options exercised was $1.8 million, $0.9 million and $0.1 million, respectively; and

•	the total fair value of stock options that vested during the period was $8.2 million, $10.4 million and $9.1 million, respectively.

There was no stock-based compensation cost capitalized into assets for the periods ended December 31, 2014, 2013 and 2012.

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the year ended December 31, 2014:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	86,205	$14.50
Granted	17,241	$15.00
Vested	(22,988)	$14.50
Forfeited	(17,241)	$14.50
Outstanding at December 31, 2014	63,217	$14.64

13. Leasing Arrangements

We lease certain facilities and equipment for use in our operations. We record operating lease expenses on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases was $15.5 million, $12.4 million and $13.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2020 at our option.

Interest rates for our capital leases range from 1.4% to 11.0% with maturity dates between February 2015 and June 2019.

As of December 31, 2014, the aggregate future minimum lease commitments under non-cancelable leases were as follows:

(in thousands)	Capital Leases	Operating Leases
Year ended December 31, 2015	$7,081	$12,575
Year ended December 31, 2016	4,455	10,959
Year ended December 31, 2017	4,006	5,467
Year ended December 31, 2018	798	3,471
Year ended December 31, 2019	35	1,183
Thereafter	—	4,994
Total future minimum lease payments	$16,375	$38,649
Less: amount representing interest	576
Present value of net minimum lease payments	15,799
Less: current portion	6,862
Long-term obligations under capital leases at December 31, 2014	$8,937

14. Employee Termination Benefits and Restructuring

The following tables summarize the activity in our employee termination benefit liabilities for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2013				December 31, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$2,691	9,140	(7,624)	(28)	$4,179

	December 31, 2012				December 31, 2013
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,155	5,939	(4,409)	6	$2,691

	December 31, 2011				December 31, 2012
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,354	1,198	(1,412)	15	$1,155

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2013				December 31, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
October 2014 Plan	$—	$17,822	$(3,017)	$(183)	$14,622
December 2011 Plan	264	4	(6)	—	262
December 2010 Plan	619	—	—	(72)	547
Total	$883	$17,826	$(3,023)	$(255)	$15,431

	December 31, 2012				December 31, 2013
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
June 2013 Plan	$—	$110	$(110)	$—	$—
December 2012 Plan	508	37	(554)	9	—
December 2011 Plan	479	—	(215)	—	264
December 2010 Plan	189	336	—	94	619
Total	$1,176	$483	$(879)	$103	$883

	December 31, 2011				December 31, 2012
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2012 Plan	$—	$573	$(65)	$—	$508
December 2011 Plan	2,961	590	(3,059)	(13)	479
December 2010 Plan	336	—	(147)	—	189
Total	$3,297	$1,163	$(3,271)	$(13)	$1,176

In October 2014, we implemented a restructuring plan primarily due to the realignment of our costs and expenses with our current revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $17.1 million and contract termination costs of $0.7 million related to the exit of leased facilities. We have paid $3.0 million related to this plan as of December 31, 2014.

In June 2013, we implemented a restructuring plan primarily to allocate proper resources to key positions within the company. As a result of this plan, we incurred severance related costs of $0.1 million, of which all amounts have been paid.

In December 2012, we implemented a restructuring plan primarily to align certain functions and address our cost structure in the messaging business. As a result of this plan, we incurred severance related costs of $0.6 million, of which all amounts have been paid.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of December 31, 2014.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. As of December 31, 2014, we have paid $2.1 million related to this plan.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

15. Income Taxes

The components of income tax benefit are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(116)	$(1,874)	$(6,056)
Foreign	9,561	14,456	9,099
State and local	861	358	517
	10,306	12,940	3,560
Deferred
Federal	(27,696)	(11,611)	(11,379)
Foreign	(1,928)	52	1,753
State and local	(5,775)	(5,709)	(1,823)
	(35,399)	(17,268)	(11,449)
Benefit from income taxes	$(25,093)	$(4,328)	$(7,889)

The income tax benefit differs from amounts computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	2.0	3.7	6.2
Impact of foreign tax rates	28.8	19.6	33.2
Foreign withholding and audit	(3.9)	(4.1)	(18.7)
Acquisition-related costs	(0.5)	(17.6)	0.0
Other permanent items	(0.3)	0.5	6.6
Tax credits	1.9	8.8	19.8
Changes to uncertain tax positions	3.1	(15.6)	9.9
Changes in measurement of deferred tax liabilities and other	2.9	8.2	(13.5)
Change in valuation allowance	(30.0)	(29.1)	11.3
Expiration of net operating losses (“NOLs”)	—	—	(2.8)
Domestic production benefits	—	—	37.9
Unrealized gain/loss	—	(1.1)	(24.8)
Dividends	(3.1)	—	—
Other, net	(0.8)	1.4	(2.5)
	35.1%	9.7%	97.6%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $25.8 million, $34.1 million and $15.5 million at December 31, 2014, 2013 and 2012, respectively. Uncertain tax positions are included in other long-term liabilities on the consolidated balance sheets. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2014	2013	2012
Balance at beginning of period	$58,549	$15,546	$17,035
Additions based on tax positions related to the current year	13,768	11,303	1,188
Additions for tax positions of prior years	625	35,437	459
Reductions for tax positions of prior years	(1,563)	(1,681)	(168)
Reductions for tax positions effectively settled	(472)	(406)	—
Reductions for lapse of statute of limitations	(3,722)	(1,650)	(2,968)
Balance at end of period	$67,185	$58,549	$15,546

It is reasonably possible that the December 31, 2014 unrecognized tax benefits could decrease within the next twelve months by $1.4 million.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Cumulative accrued interest and penalties was $2.2 million, $2.4 million and $1.1 million as of December 31, 2014, 2013 and 2012, respectively. Period accrued interest and penalties were a (benefit) expense of $(0.5) million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the additions for prior years are items of $0.6 million and $32.0 million related to the Aicent and MACH acquisitions, respectively.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States. Tax years 2011 through 2014 are subject to examination by the federal taxing authorities. Tax years 2003 through 2014 are subject to examination by the state taxing authorities. In our international tax jurisdictions, tax years 2008 and subsequent years remain open in all of our major international tax jurisdictions. We are currently under audit by the Internal Revenue Service of the United States for the Successor periods (as discussed in Item 6. “Selected Financial Data”) ended December 31, 2011 and 2012.

The Company's non-U.S. subsidiaries had $70.9 million in cumulative undistributed earnings as of December 31, 2014. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company's non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

The components of pretax loss from operations are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2014	2013	2012
United States	$(84,509)	$(65,496)	$(49,456)
Foreign	13,116	20,873	41,372
	$(71,393)	$(44,623)	$(8,084)

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

	December 31, 2014		December 31, 2013
(in thousands)	Current	Non-Current	Current	Non-Current
Deferred Tax Assets and Liabilities:
Intangibles	$—	$(219,848)	$—	$(203,481)
Property & equipment	—	(41,367)	—	(51,858)
Interest	—	(8,700)	—	(10,484)
Employee benefit accruals	5,728	10,030	4,497	8,123
Accrued expenses	1,242	—	674	—
Deferrals	—	582	—	423
Software development costs	—	(16,747)	—	(10,701)
Foreign currency translation	(186)	2,628	75	(997)
Net operating loss carryforwards	—	204,466	10,270	180,876
Other, net	(4,508)	5,594	(1,892)	4,919
	2,276	(63,362)	13,624	(83,180)
Less: Valuation allowance	(1,813)	(137,349)	(2,775)	(125,664)
Net Deferred Tax Assets and Liabilities	$463	$(200,711)	$10,849	$(208,844)

The activity in deferred tax assets includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $1.4 million, $0.1 million and $(0.1) million to increase (decrease) the deferred tax asset on accumulated other comprehensive (loss) income during 2014, 2013 and 2012, respectively.

Our deferred tax assets include net accumulated foreign net operating losses (NOLs) of $213.7 million, net accumulated federal NOLs of $21.8 million and net accumulated state NOLs of $11.6 million at December 31, 2014. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOLs in specific jurisdictions will expire if not utilized between tax years 2015 and 2034. The deferred tax assets also include federal and state tax credit carry forwards of $2.9 million and $1.2 million, respectively, at December 31, 2014. The federal credits will expire if not utilized between tax years between 2033 and 2034. The majority of the state credits have an indefinite carryforward period. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $139.2 million and $128.4 million at December 31, 2014 and 2013, respectively. The change is mainly related to additional foreign current period NOLs.

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

16. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. One customer represented more than 10% of accounts receivable as of December 31, 2014 and 2013. Our cash is placed with high credit quality financial institutions.

Our largest customer, Verizon Wireless, generated 20.3% of total revenues for the year ended December 31, 2014. For the year ended December 31, 2013, our two largest customers, Verizon Wireless and Sprint contributed 21.6% and 10.7% of total revenues, respectively. For the year ended December 31, 2012, Verizon Wireless and Sprint contributed 23.6% and 12.2% of total revenues, respectively.

No other customer represented more than 10% of revenues for the periods presented, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

17. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of December 31, 2014, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

18. Fair Value Measurements

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the years ended December 31, 2014 and 2013.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity.

Restricted cash included $1.1 million and $4.8 million of certificates of deposit at December 31, 2014 and 2013, respectively. The fair value of certificates of deposit is the balance at the reporting date less early withdrawal penalties, if applicable, and is based on observable inputs of rates offered on deposits of similar remaining maturities (Level 2). Certificates of deposit are reflected in the financial statements at their carrying value, which approximates their fair value, due to the insignificant nature of early withdrawal penalties.

At December 31, 2013, restricted cash also included $1.3 million of cash held in escrow related to additional cash payments that were made in 2014 to the former owner of an entity acquired by MACH in 2011 as required under a purchase agreement existing at the MACH Acquisition Date. This amount is reflected in the financial statements at its carrying value, which approximated its fair value (Level 3).

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 2 of the fair value hierarchy.

The carrying amounts and fair values of our long-term debt as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Initial Term Loans	$911,835	$891,319	$911,835	$916,394
Tranche B Term Loans	$678,665	$663,395	$678,665	$683,331
Revolving Credit Facility	$10,000	$10,000	$—	$—
Senior Notes	$475,000	$491,625	$475,000	$520,125

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2). The Revolving Credit Facility bore interest at a floating rate, therefore the Company believes that the carrying value approximates fair value and is classified within Level 3 of the fair value hierarchy.

19. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for the year ended December 31, 2014:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2014	2014	2014	2014
Revenues	$219,700	$227,136	$239,822	$229,637
Gross Profit	$131,308	$134,768	$143,002	$129,165
Operating income (loss)	$11,920	$23,101	$23,684	$(5,099)
Net (loss) income from continuing operations	$(16,217)	$(9,017)	$15,724	$(36,790)
Loss from discontinued operations, net of tax	$—	$(560)	$—	$(128)
Net (loss) income	$(16,217)	$(9,577)	$15,724	$(36,918)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(16,497)	$(9,679)	$15,415	$(37,242)

The following table summarizes quarterly financial results for the year ended December 31, 2013:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2013	2013	2013	2013
Revenues	$183,882	$193,271	$238,890	$242,918
Gross Profit	$111,951	$121,337	$152,959	$151,918
Operating income	$10,123	$7,614	$39,484	$32,343
Net loss from continuing operations	$(13,047)	$(24,144)	$(1,471)	$(1,633)
Loss from discontinued operations, net of tax	$—	$—	$(4,980)	$(112)
Net loss	$(13,047)	$(24,144)	$(6,451)	$(1,745)
Net loss attributable to Syniverse Holdings, Inc.	$(13,459)	$(24,336)	$(6,534)	$(2,202)

20. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the years ended December 31, 2014, 2013 and 2012, we recorded $3.1 million, $3.4 million and $3.1 million, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses.

During the year ended December 31, 2013, under the Consulting Agreement with Carlyle, we paid a $10.0 million transaction fee associated with the MACH Acquisition and related debt issuance. We recorded $5.0 million of the transaction fee in Acquisitions expense and $5.0 million was included in capitalized financing costs.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche

B Term Loans, respectively. As of December 31, 2013, Carlyle held $49.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

21. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$38,685	$50,662	$—	$89,347
Accounts receivable, net of allowances	—	142,793	53,170	—	195,963
Accounts receivable - affiliates	2,024,262	2,180,581	414,014	(4,618,857)	—
Interest receivable - affiliates	337	—	—	(337)	—
Deferred tax assets	10,635	706	4,534	(10,635)	5,240
Income taxes receivable	—	3,195	5,354	—	8,549
Prepaid and other current assets	1,543	17,251	17,753	—	36,547
Total current assets	2,036,777	2,383,211	545,487	(4,629,829)	335,646
Property and equipment, net	—	90,186	27,188	—	117,374
Capitalized software, net	—	181,465	45,146	—	226,611
Deferred costs, net	48,573	—	—	—	48,573
Goodwill	—	1,924,005	395,785	—	2,319,790
Identifiable intangibles, net	—	400,017	96,483	—	496,500
Long-term note receivable - affiliates	5,284	—	7,182	(12,466)	—
Deferred tax assets	—	—	6,240	—	6,240
Other assets	—	5,311	8,556	—	13,867
Investment in subsidiaries	2,330,367	735,309	—	(3,065,676)	—
Total assets	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$25,883	$9,084	$—	34,967
Accounts payable - affiliates	1,268,265	3,077,728	272,864	(4,618,857)	—
Income taxes payable	—	1,894	4,045	—	5,939
Accrued liabilities	26,347	43,669	36,871	—	106,887
Accrued interest - affiliates	—	140	197	(337)	—
Deferred revenues	—	2,839	5,410	—	8,249
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	6,788	74	—	6,862
Total current liabilities	1,294,612	3,158,941	333,322	(4,619,194)	167,681
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	5,296	(12,479)	—
Deferred tax liabilities	—	199,557	18,029	(10,635)	206,951
Long-term capital lease obligation, net of current maturities	—	8,937	—	—	8,937
Long-term debt, net of current portion and original issue discount	2,063,958	—	—	—	2,063,958
Other long-term liabilities	—	14,519	32,958	(6,195)	41,282
Total liabilities	3,358,570	3,389,137	389,605	(4,648,503)	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,182,622	2,209,459	559,359	(2,719,332)	1,232,108
(Accumulated deficit) retained earnings	(119,221)	120,375	91,082	(211,483)	(119,247)
Accumulated other comprehensive (loss) income	(970)	533	(44,908)	1,123	(44,222)
Total Syniverse Holdings Inc. stockholder equity	1,062,431	2,330,367	742,462	(3,066,621)	1,068,639
Nonredeemable noncontrolling interest	—	—	—	7,153	7,153
Total equity	1,062,431	2,330,367	742,462	(3,059,468)	1,075,792
Total liabilities and stockholder equity	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$691,161	$225,134	$—	$916,295
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	326,865	51,187	—	378,052
Sales and marketing	—	44,460	33,210	—	77,670
General and administrative	—	88,543	51,907	—	140,450
Depreciation and amortization	—	189,024	48,553	—	237,577
Employee termination benefits	—	5,920	3,220	—	9,140
Restructuring	—	5,098	12,728	—	17,826
Acquisitions	—	1,974	—	—	1,974
	—	661,884	200,805	—	862,689
Operating income	—	29,277	24,329	—	53,606
Other income (expense), net:
Income (loss) from equity investment	(51,975)	18,494	—	33,481	—
Interest income	—	10	843	—	853
Interest expense	(122,777)	(375)	(84)	—	(123,236)
Interest expense - affiliate	239	(231)	(8)	—	—
Equity income in investee	—	—	35	—	35
Other, net	84,144	(89,106)	150,453	(148,142)	(2,651)
	(90,369)	(71,208)	151,239	(114,661)	(124,999)
(Loss) income before (benefit from) provision for income taxes	(90,369)	(41,931)	175,568	(114,661)	(71,393)
(Benefit from) provision for income taxes	(42,392)	9,110	8,189	—	(25,093)
Net (loss) income from continuing operations	(47,977)	(51,041)	167,379	(114,661)	(46,300)
Loss from discontinued operations, net of tax	—	—	(688)	—	(688)
Net (loss) income	(47,977)	(51,041)	166,691	(114,661)	(46,988)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,015	1,015
Net (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$166,691	$(115,676)	$(48,003)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(47,977)	$(51,041)	$167,379	$(115,676)	$(47,315)
Loss from discontinued operations, net of tax	—	—	(688)	—	(688)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$166,691	$(115,676)	$(48,003)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(47,977)	$(51,041)	$166,691	$(114,661)	$(46,988)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of $496	—	—	(69,698)	—	(69,698)
Actuarial loss on defined benefit pension plan, net of tax benefit of $948	—	—	(2,014)	—	(2,014)
Other comprehensive loss	—	—	(71,712)	—	(71,712)
Comprehensive (loss) income	(47,977)	(51,041)	94,979	(114,661)	(118,700)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	1,260	1,260
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$94,979	$(115,921)	$(119,960)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities	1,633	170,621	(4,243)	—	168,011
Cash flows from investing activities
Capital expenditures	—	(60,243)	(31,515)	—	(91,758)
Acquisitions, net of acquired cash	—	(290,047)	—	—	(290,047)
Redemption of certificate of deposit	—	—	3,694	—	3,694
Proceeds from sale of Divestment Business	—	—	717	—	717
Net cash used in investing activities	—	(350,290)	(27,104)	—	(377,394)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Principal payments on long-term debt	(90,000)	—	—	—	(90,000)
Payments on capital lease obligation	—	(7,875)	(145)	—	(8,020)
Distribution to Syniverse Corporation	(1,840)	—	—	—	(1,840)
Payments on intercompany notes	(9,793)	18,915	(9,122)	—	—
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(888)	—	(888)
Net cash (used in) provided by financing activities	(1,633)	11,040	(10,656)	—	(1,249)
Effect of exchange rate changes on cash	—	—	(6,421)	—	(6,421)
Net increase in cash	—	(168,629)	(48,424)	—	(217,053)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$38,685	$50,662	$—	$89,347

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$207,314	$99,086	$—	$306,400
Accounts receivable, net of allowances	—	135,524	52,180	—	187,704
Accounts receivable - affiliates	1,915,933	1,865,025	237,274	(4,018,232)	—
Interest receivable - affiliates	2,368	—	—	(2,368)	—
Deferred tax assets	9,317	4,217	1,430	—	14,964
Income taxes receivable	—	7,400	2,449	—	9,849
Prepaid and other current assets	1,544	21,872	16,109	—	39,525
Total current assets	1,929,162	2,241,352	408,528	(4,020,600)	558,442
Property and equipment, net	—	88,339	18,067	—	106,406
Capitalized software, net	—	187,099	51,189	—	238,288
Deferred costs, net	58,375	—	—	—	58,375
Goodwill	—	1,710,100	440,264	—	2,150,364
Identifiable intangibles, net	—	400,897	138,191	—	539,088
Long-term note receivable - affiliates	—	11,732	—	(11,732)	—
Deferred tax assets	—	—	5,584	—	5,584
Other assets	—	3,179	9,292	—	12,471
Investment in subsidiaries	2,434,279	779,982	—	(3,214,261)	—
Total assets	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,358	$10,933	$—	$25,291
Accounts payable - affiliates	1,150,319	2,703,548	164,365	(4,018,232)	—
Income taxes payable	—	—	10,179	—	10,179
Accrued liabilities	27,156	51,792	34,809	—	113,757
Accrued interest - affiliates	—	—	2,368	(2,368)	—
Deferred revenues	—	1,334	4,830	—	6,164
Deferred tax liabilities	—	—	4,115	—	4,115
Current portion of capital lease obligation	—	6,428	143	—	6,571
Total current liabilities	1,177,475	2,777,460	231,742	(4,020,600)	166,077
Long-term liabilities:
Long-term note payable - affiliates	6,540	—	5,192	(11,732)	—
Deferred tax liabilities	4,688	187,496	22,244	—	214,428
Long-term capital lease obligation, net of current maturities	—	333	76	—	409
Long-term debt, net of current portion and original issue discount	2,051,248	—	—	—	2,051,248
Other long-term liabilities	—	23,112	24,597	—	47,709
Total liabilities	3,239,951	2,988,401	283,851	(4,032,332)	2,479,871

Commitments and contingencies
Redeemable noncontrolling interest	—	—	501	—	501
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,254,079	2,264,071	548,539	(2,841,315)	1,225,374
Accumulated (deficit) retained earnings	(71,244)	169,675	74,246	(243,921)	(71,244)
Accumulated other comprehensive (loss) income	(970)	533	27,049	1,123	27,735
Total Syniverse Holdings Inc. stockholder equity	1,181,865	2,434,279	786,763	(3,221,042)	1,181,865
Nonredeemable noncontrolling interest	—	—	—	6,781	6,781
Total equity	1,181,865	2,434,279	786,763	(3,214,261)	1,188,646
Total liabilities and stockholder equity	$4,421,816	$5,422,680	$1,071,115	$(7,246,593)	$3,669,018

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$678,984	$179,977	$—	$858,961
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	252,474	68,322	—	320,796
Sales and marketing	—	48,827	26,168	—	74,995
General and administrative	—	118,241	11,113	—	129,354
Depreciation and amortization	—	185,881	30,317	—	216,198
Employee termination benefits	—	4,067	1,872	—	5,939
Restructuring	—	—	483	—	483
Acquisitions	—	21,632	—	—	21,632
	—	631,122	138,275	—	769,397
Operating income	—	47,862	41,702	—	89,564
Other income (expense), net:
Income (loss) from equity investment	55,553	13,562	—	(69,115)	—
Interest income	215	10	461	—	686
Interest expense	(124,813)	(783)	(60)	—	(125,656)
Debt extinguishment costs	(2,802)	—	—	—	(2,802)
Equity income in investee	—	—	422	—	422
Other, net	(37,077)	39,334	(9,094)	—	(6,837)
	(108,924)	52,123	(8,271)	(69,115)	(134,187)
(Loss) income before (benefit from) provision for income taxes	(108,924)	99,985	33,431	(69,115)	(44,623)
(Benefit from) provision for income taxes	(62,393)	44,432	13,633	—	(4,328)
Net (loss) income from continuing operations	(46,531)	55,553	19,798	(69,115)	(40,295)
Loss from discontinued operations, net of tax	—	—	(5,092)	—	(5,092)
Net (loss) income	(46,531)	55,553	14,706	(69,115)	(45,387)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,144	1,144
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$14,706	$(70,259)	$(46,531)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(46,531)	$55,553	$19,798	$(70,259)	$(41,439)
Loss from discontinued operations, net of tax	—	—	(5,092)	—	(5,092)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$14,706	$(70,259)	$(46,531)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(46,531)	$55,553	$14,706	$(69,115)	$(45,387)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $523	—	—	29,008	—	29,008
Actuarial loss on defined benefit pension plan, net of tax benefit of $200	—	—	(486)	—	(486)
Other comprehensive income	—	—	28,522	—	28,522
Comprehensive (loss) income	(46,531)	55,553	43,228	(69,115)	(16,865)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	961	961
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$43,228	$(70,076)	$(17,826)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities	(614,288)	136,609	639,071	—	161,392
Cash flows from investing activities
Capital expenditures	—	(67,350)	(6,583)	—	(73,933)
Deposit on Acquisition	—	(35,820)	(592,371)	—	(628,191)
Purchase of certificate of deposit	—	—	(3,753)	—	(3,753)
Capital expenditure, assets held for sale	—	—	(6,689)	—	(6,689)
Proceeds from sale of Divestment Business	—	—	10,783	—	10,783
Net cash used in investing activities	—	(103,170)	(598,613)	—	(701,783)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,608,335	—	—	—	1,608,335
Debt issuance costs paid	(26,917)	—	—	—	(26,917)
Principal payments on long-term debt	(966,585)	—	—	—	(966,585)
Payments on capital lease obligation	—	(6,064)	(169)	—	(6,233)
Distribution to Syniverse Corporation	(545)	—	—	—	(545)
Distribution to nonredeemable noncontrolling interest	—	—	(940)	—	(940)
Net cash used in financing activities	614,288	(6,064)	(1,109)	—	607,115
Effect of exchange rate changes on cash	—	(2,930)	10,411	—	7,481
Net (decrease) increase in cash	—	24,445	49,760	—	74,205
Cash and cash equivalents at beginning of period	—	182,869	49,326	—	232,195
Cash and cash equivalents at end of period	$—	$207,314	$99,086	$—	$306,400

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$642,189	$101,685	$—	$743,874
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	236,698	38,603	—	275,301
Sales and marketing	—	47,836	20,713	—	68,549
General and administrative	—	107,665	(4,354)	—	103,311
Depreciation and amortization	—	170,955	6,365	—	177,320
Employee termination benefits	—	1,198	—	—	1,198
Restructuring	—	1,125	38	—	1,163
Acquisitions	—	14,684	—	—	14,684
	—	580,161	61,365	—	641,526
Operating income	—	62,028	40,320	—	102,348
Other income (expense), net:
Income (loss) from equity investment	67,701	25,872	—	(93,573)	—
Interest income	—	370	420	—	790
Interest expense	(108,704)	—	—	—	(108,704)
Debt extinguishment costs	(6,458)	—	—	—	(6,458)
Other, net	—	5,547	(1,607)	—	3,940
	(47,461)	31,789	(1,187)	(93,573)	(110,432)
(Loss) income before (benefit from) provision for income taxes	(47,461)	93,817	39,133	(93,573)	(8,084)
(Benefit from) provision for income taxes	(44,220)	26,116	10,215	—	(7,889)
Net (loss) income	(3,241)	67,701	28,918	(93,573)	(195)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	3,046	3,046
Net (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$67,701	$28,918	$(96,619)	$(3,241)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(3,241)	$67,701	$28,918	$(93,573)	$(195)
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $387	—	—	(2,160)	—	(2,160)
Actuarial loss on defined benefit pension plan, net of tax benefit of $521	—	—	(1,246)	—	(1,246)
Other comprehensive loss	—	—	(3,406)	—	(3,406)
Comprehensive (loss) income	(3,241)	67,701	25,512	(93,573)	(3,601)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	3,010	3,010
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(3,241)	$67,701	$25,512	$(96,583)	$(6,611)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities	89,220	83,655	28,460	—	201,335
Cash flows from investing activities
Capital expenditures	—	(59,378)	(6,377)	—	(65,755)
Deposit on acquisition	—	(37,980)	—	—	(37,980)
Net cash used in investing activities	—	(97,358)	(6,377)	—	(103,735)
Cash flows from financing activities
Proceeds from issuance of long-term debt	940,500	—	—	—	940,500
Debt issuance costs paid	(10,181)	—	—	—	(10,181)
Principal payments on long-term debt	(1,019,500)	—	—	—	(1,019,500)
Payments on capital lease obligation	—	(4,258)	119	—	(4,139)
Distribution to Syniverse Corporation	(83)	—	—	—	(83)
Distribution to nonredeemable noncontrolling interest	—	—	(1,070)	—	(1,070)
Net cash provided by (used in) financing activities	(89,264)	(4,258)	(951)	—	(94,473)
Effect of exchange rate changes on cash	—	(920)	3,235	—	2,315
Net (decrease) increase in cash	(44)	(18,881)	24,367	—	5,442
Cash and cash equivalents at beginning of period	44	201,750	24,959	—	226,753
Cash and cash equivalents at end of period	$—	$182,869	$49,326	$—	$232,195

22. Subsequent Events

Verizon Renewal

Effective January 1, 2015, we entered into an early renewal agreement with Verizon. The renewed service contract has a term of 4 years. and includes services covered under the existing contract as well as new offerings including our IPX/LTE, real-time intelligence services and fraud management solutions. The renewal agreement is reflective of evolutions in the CDMA market and expected trends over the next 4 years.

Appointment of Stephen C. Gray as President and Chief Executive Officer

On February 25, 2015, the Board of Directors of the Company, appointed Stephen C. Gray as President and Chief Executive Officer of Syniverse. Mr. Gray has served as Interim President and Chief Executive Officer of the Company since August 2014 and as a director since January 2011.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SYNIVERSE HOLDINGS, INC.
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Write-offs of	Balance
(in thousands)	Beginning	Costs and	Uncollectible	at end
Description	of Period	Expenses	Accounts	of Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$2,765	$864	$(629)	$3,000
Year ended December 31, 2013	$3,000	$47	$(1,317)	$1,730
Year ended December 31, 2014	$1,730	$2,668	$4,502	$8,900
____________________

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance
(in thousands)	Beginning	Costs and		at end
Description	of Period	Expenses	Deductions	of Period
Allowance for credit memos:
Year ended December 31, 2012	$4,609	$8,135	$(5,832)	$6,912
Year ended December 31, 2013	$6,912	$11,205	$(11,130)	$6,987
Year ended December 31, 2014	$6,987	$18,826	$(9,105)	$16,708
____________________

Column A	Column B	Column C		Column D		Column E		Column F
	Balance at	Charged to						Balance
(in thousands)	Beginning	Costs and						at end
Description	of Period	Expenses		Deductions		Acquisition		of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2012	14,233	378	(1)	(3,255)	(2)	—		11,356
Year ended December 31, 2013	11,356	12,989	(1)	(1,561)	(2)	105,655	(3)	128,439
Year ended December 31, 2014	128,439	13,681	(1)	(3,896)	(2)	938	(4)	139,162
____________________

(1)	Recognition of additional valuation allowances.

(2)	Reduction related to partial reversal of valuation allowance.

(3)	Adjustments related to the MACH Acquisition

(4)	Adjustments related to the Aicent Acquisition

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2015.

SYNIVERSE HOLDINGS, INC.
By:	/S/ DAVID W. HITCHCOCK
David W. Hitchcock Chief Financial and Administrative Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ STEPHEN C. GRAY	Chief Executive Officer, President and Director	March 11, 2015
Stephen C. Gray	(Principal Executive Officer)
/S/ DAVID W. HITCHCOCK	Chief Financial and Administrative Officer	March 11, 2015
David W. Hitchcock	(Principal Financial and Accounting Officer)
/S/ JAMES A. ATTWOOD, JR.	Chairman of the Board of Directors	March 11, 2015
James A. Attwood, Jr.
/S/ TONY G. HOLCOMBE	Vice Chairman of the Board of Directors	March 11, 2015
Tony G. Holcombe
/S/ KRISTEN ANKERBRANDT	Director	March 11, 2015
Kristen Ankerbrandt
/S/ KEVIN L. BEEBE	Director	March 11, 2015
Kevin L. Beebe
/S/ JULIUS GENACHOWSKI	Director	March 11, 2015
Julius Genachowski
/S/ MARK J. JOHNSON	Director	March 11, 2015
Mark J. Johnson
/S/ RAYMOND A. RANELLI	Director	March 11, 2015
Raymond A. Ranelli

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (1)
4.1
Indenture, dated as of December 22, 2010, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (1)

4.2
First Supplemental Indenture, dated January 13, 2011, among Syniverse Holdings, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (9)

4.3	Form of Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)
#10.1	Amended and Restated Employment Agreement, dated as of June 5, 2014 among Syniverse Corporation and Jeffrey Gordon (12)
10.2	Separation Letter, dated August 26, 2014, among Syniverse Corporation and Mr. Jeffrey Gordon (13)
*#10.3	Termination Agreement, dated August 28, 2014, between Syniverse Technologies S.àr.l. and Morten Brøgger
#10.4	Employment Offer Letter Agreement, dated April 8, 2013, between Syniverse Technologies LLC and Edmond B. Lewis (9)
#10.5	Amended and Restated Employment Agreement, dated May 3, 2014, among Syniverse Corporation and David W. Hitchcock (13)
*#10.6	Amended and Restated Employment Agreement, dated as of June 10, 2014 among Syniverse Corporation and Alfredo T. de Cárdenas
*#10.7	Amendment to Employment Agreement, dated as of October 1, 2014 among Syniverse Corporation and Alfredo T. de Cárdenas
#10.8	Consulting Agreement, effective July 1, 2011, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe (1)
#10.9	Consulting Agreement, effective December 1, 2012, by and between Buccaneer Holdings, Inc. and Tony G. Holcombe (6)
#10.10	2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2001 Equity Incentive Plan of Buccaneer Holdings, Inc.) (10)
#10.11	Form of Stock Option Agreement for 2011 Equity Incentive Plan (1)
#10.12
Management Stockholders Agreement, dated April 6, 2011, by and among Buccaneer Holdings, Inc., certain Carlyle entities named therein, and certain individual stockholders who become parties thereto from time to time in accordance with the terms thereof (1)

#10.13	Form of Director Indemnification Agreement (1)
10.14
Credit Agreement, dated April 23, 2012 by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (4)

10.15	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (4)
10.16
Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (4)

#10.17	Employment Offer Letter Agreement, dated August 5, 2013 between Syniverse Technologies LLC and Joseph DiFonzo (9)
10.18
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (7)

10.19
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (8)

#10.20	Form of Restricted Stock Award Agreement for 2011 Equity Incentive Plan (9)
10.21	Agreement and Plan of Merger, dated May 12, 2014, among Syniverse Technologies, LLC, Aicent Holdings Corporation, Putter Mergerco, Inc. and TA Associates Management, L.P. (11)
*#10.22	Stock Option Agreement, dated as of December 12, 2014 among Syniverse Corporation and Stephen C. Gray
*12.1	Statement regarding computation of ratio of earnings to fixed charges

Exhibit No.	Description
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Notes:

(1)
Incorporated by reference from the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by Syniverse Holdings, Inc. and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 10, 2006.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by Syniverse Holdings, Inc. on February 27, 2009.

(4)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 26, 2012.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 8, 2012.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Syniverse Holdings, Inc. on March 6, 2013.

(7)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 14, 2013.

(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 13, 2013.

(9)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed by Syniverse Holdings, Inc. on March 25, 2014.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 14, 2014.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 12, 2014.

(12)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on August 26, 2014.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 12, 2014.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement