Form 10-Q
period 2015-03-31
SYNIVERSE HOLDINGS INC
filed 2015-05-12
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares of common stock of the registrant outstanding at May 8, 2015 was 1,000.

GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Term	Definition
2011 Plan	2011 Equity Incentive Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carlyle	Investment funds affiliated with The Carlyle Group
CDMA	Code division multiple access
CNAM	Caller name directory
EIS	Enterprise & Intelligence Solutions
E.U.	European Union
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FCPA	Foreign Corrupt Practices Act
GMAC	Guideline merged and acquired company
GPC	Guideline public company
GSM	Global system for mobiles
IASB	International Accounting Standards Board
IPX	Interworking packet exchange
LTE	Long-term evolution
M2M	Machine-to-machine
MNO	Mobile network operator
MTS	Mobile Transaction Services
MVNO	Mobile virtual network operators
NOL	Net operating loss
OFAC	The Office of Foreign Assets Control of the U.S. Department of the Treasury
OTT	Over-the-top provider
SEC	Securities and Exchange Commission
SS7	Signaling System 7
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States
VIE	Variable interest entity
VoLTE	Voice over LTE

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,263	$89,347
Accounts receivable, net of allowances of $33,354 and $25,608, respectively	181,247	195,963
Deferred tax assets	5,426	5,240
Income taxes receivable	10,948	8,549
Prepaid and other current assets	34,756	36,547
Total current assets	306,640	335,646
Property and equipment, net	122,546	117,374
Capitalized software, net	213,964	226,611
Deferred costs, net	46,034	48,573
Goodwill	2,285,702	2,319,790
Identifiable intangibles, net	465,163	496,500
Deferred tax assets	5,428	6,240
Other assets	13,980	13,867
Total assets	$3,459,457	$3,564,601
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$37,768	$34,967
Income taxes payable	4,312	5,939
Accrued liabilities	87,474	106,887
Deferred revenues	6,660	8,249
Deferred tax liabilities	4,777	4,777
Current portion of capital lease obligation	8,531	6,862
Total current liabilities	149,522	167,681
Long-term liabilities:
Deferred tax liabilities	197,589	206,951
Long-term capital lease obligation, net of current maturities	17,896	8,937
Long-term debt, net of original issue discount	2,054,626	2,063,958
Other long-term liabilities	38,766	41,282
Total liabilities	2,458,399	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,233,470	1,232,108
Accumulated deficit	(145,352)	(119,247)
Accumulated other comprehensive loss	(93,229)	(44,222)
Total Syniverse Holdings, Inc. stockholder equity	994,889	1,068,639
Nonredeemable noncontrolling interest	6,169	7,153
Total equity	1,001,058	1,075,792
Total liabilities and stockholder equity	$3,459,457	$3,564,601
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues	$209,617	$219,700
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	101,540	88,392
Sales and marketing	19,166	22,553
General and administrative	33,931	38,039
Depreciation and amortization	54,848	55,807
Employee termination benefits	52	2,967
Restructuring	(200)	22
Acquisitions	100	—
	209,437	207,780
Operating income	180	11,920
Other income (expense), net:
Interest expense, net	(30,528)	(29,990)
Equity income in investee	54	307
Other, net	(1,547)	1,307
	(32,021)	(28,376)
Loss before benefit from income taxes	(31,841)	(16,456)
Benefit from income taxes	(5,860)	(239)
Net loss	(25,981)	(16,217)
Net income attributable to nonredeemable noncontrolling interest	124	280
Net loss attributable to Syniverse Holdings, Inc.	$(26,105)	$(16,497)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net loss	$(25,981)	$(16,217)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(48,954)	(439)
Amortization of unrecognized loss included in net periodic pension cost (2)	50	104
Other comprehensive loss	(48,904)	(335)
Comprehensive loss	(74,885)	(16,552)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	227	490
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(75,112)	$(17,042)

(1)	Foreign currency translation adjustments are shown net of income tax expense (benefit) of $273 and $(235) for the three months ended March 31, 2015 and 2014, respectively.

(2)	Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $22 and $43 for the three months ended March 31, 2015 and 2014, respectively.
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(16,497)	—	280	(16,217)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax benefit of $235	—	—	—	—	(649)	210	(439)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $43	—	—	—	—	104	—	104
Stock-based compensation	—	—	2,019	—	—	—	2,019
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(889)	(889)
Distribution to Syniverse Corporation	—	—	(389)	—	—	—	(389)
Balance, March 31, 2014 (Unaudited)	1	$—	$1,227,004	$(87,741)	$27,190	$6,382	$1,172,835

Balance, December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(26,105)	—	124	(25,981)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax expense of $273	—	—	—	—	(49,057)	103	(48,954)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $22	—	—	—	—	50	—	50
Stock-based compensation	—	—	2,251	—	—	—	2,251
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Distribution to Syniverse Corporation	—	—	(889)	—	—	—	(889)
Balance, March 31, 2015 (Unaudited)	1	$—	$1,233,470	$(145,352)	$(93,229)	$6,169	$1,001,058
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(25,981)	$(16,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,848	55,807
Amortization of deferred debt issuance costs and original issue discount	3,207	3,026
Allowance for credit memos and uncollectible accounts	11,312	4,530
Deferred income tax benefit	(7,565)	846
Stock-based compensation	2,251	2,019
Other, net	1,679	1,333
Changes in operating assets and liabilities:
Accounts receivable	2,654	(2,429)
Income taxes receivable or payable	(3,991)	(6,632)
Prepaid and other current assets	(464)	(1,423)
Accounts payable	3,014	12,179
Accrued liabilities and deferred revenues	(18,479)	(33,064)
Other assets and other long-term liabilities	(1,748)	(1,835)
Net cash provided by operating activities	20,737	18,140
Cash flows from investing activities
Capital expenditures	(18,221)	(30,921)
Redemption of certificate of deposit	56	3,701
Net cash used in investing activities	(18,165)	(27,220)
Cash flows from financing activities
Debt modification costs paid	(147)	—
Principal payments on long-term debt	(10,000)	—
Payments on capital lease obligation	(1,052)	(670)
Distribution to Syniverse Corporation	(889)	(389)
Purchase of redeemable noncontrolling interest	—	(501)
Distribution to nonredeemable noncontrolling interest	(1,211)	(889)
Net cash used in financing activities	(13,299)	(2,449)
Effect of exchange rate changes on cash	(4,357)	(909)
Net decrease in cash	(15,084)	(12,438)
Cash at beginning of period	89,347	306,400
Cash at end of period	$74,263	$293,962

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$16,213	$3,783
Supplemental cash flow information
Interest paid	$38,236	$38,853
Income taxes paid	$5,674	$5,546
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
We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including VoLTE. Our IPX network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs and over 575 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.
The mobile experience is a critical and pervasive component of modern life and has become increasingly complex. Mobile devices have evolved from basic cellular phones to include smartphones, tablets, wearables and other connected devices that people now use to conduct an expanding set of activities in real-time, such as streaming videos, posting social media updates, working and shopping. As a result, today’s mobile experience requires seamless and ubiquitous connectivity and coordination between MNOs, OTTs and enterprises across disparate and rapidly evolving networks, devices and applications. The failure to integrate any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers. Our proprietary services bridge these technological and operational complexities.
Syniverse provides approximately 60 mission-critical services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, high quality service as evidenced by our over 99.999% network availability.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with U.S. GAAP for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2014 (the “2014 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2014 financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

The unaudited condensed consolidated financial statements include the accounts of Syniverse Holdings, Inc. and all of its wholly owned subsidiaries and a VIE for which Syniverse is deemed to be the primary beneficiary. References to “Syniverse”,“the Company,” “us,” or “we” include all of the consolidated companies. Redeemable and nonredeemable noncontrolling interest is recognized for the portion of consolidated joint ventures not owned by us. All significant intercompany balances and transactions have been eliminated.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $446.1 million and $488.5 million as of March 31, 2015 and December 31, 2014, respectively.

Capitalized Software Costs

We capitalize the cost of externally purchased software and certain software licenses, internal-use software and developed technology that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 3 years and 2 to 8 years, respectively.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2015, we recorded foreign currency transaction losses of $1.5 million, which includes a $3.8 million out-of-period foreign currency transaction gain. For the three months ended March 31, 2014, we recorded foreign currency transaction gains of $1.3 million.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive loss and is included in Stockholder equity in the unaudited condensed consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of Accumulated other comprehensive loss. Items within the unaudited condensed consolidated statements of operations are translated at the average rates prevailing during the period.

Segment Information

We have evaluated our portfolio of service offerings, reportable segment and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. We operate as a single operating segment as our Chief Executive Officer, serving as our chief operating decision maker, reviews financial information on the basis of our consolidated financial results for purposes of making resource allocation decisions.

Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2015	2014
(in thousands)	(Unaudited)
Mobile Transaction Services	$178,957	$187,074
Enterprise & Intelligence Solutions	30,660	32,626
Revenues	$209,617	$219,700

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2015	2014
(in thousands)	(Unaudited)
North America	$128,424	$144,950
Europe, Middle East and Africa	35,633	37,842
Asia Pacific	30,897	19,768
Caribbean and Latin America	14,663	17,140
Revenues	$209,617	$219,700

Reclassifications of Prior Year Presentation

For the three months ended March 31, 2014, we reclassified Interest income into the Interest expense, net line item in our unaudited condensed consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

3. Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which is included in the ASC in Topic 350. ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. The update only applies to internal-use software that a customer obtains access to in a hosting arrangement if the following criteria are met i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The update is effective for the Company for arrangements entered into after January 1, 2016. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which is included in the ASC in Topic 835. ASU 2015-03 requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for our financial statements beginning January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued, and the guidance would be applied retrospectively to all prior periods presented. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which is included in the ASC in Topic 810. ASU 2015-02 amends the consolidation analysis currently required under U.S. GAAP. The update modifies the process used to evaluate whether limited partnerships and similar entities are VIEs or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update are effective for our financial statements beginning January 1, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which is included in the ASC in Topic 225. ASU 2015-01 eliminates the concept of extraordinary items. Under this guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for our financial statements beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which is included in the ASC in Topic 205 and 360. ASU 2014-08 changes the requirement for reporting discontinued operations.

Under this guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. The guidance was effective for the Company for disposals that occur after January 1, 2015. The adoption of this standard was applied prospectively and had no impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606 “Revenue from Contracts with Customers”. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This accounting standard is effective for our financial statements beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is not permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements.

4. Acquisitions

Aicent Acquisition

On August 4, 2014 (the “Aicent Acquisition Date”), Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.1 million (the “Aicent Acquisition).

The Aicent Acquisition was accounted for under the acquisition method of accounting. The total purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values at the Aicent Acquisition Date. The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $212.7 million, which is primarily attributable to operating synergies and potential expansion into other global markets. Goodwill is not deductible for tax purposes.

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$31,386	$36,454
Accrued interest	15,530	26,419
Accrued network payables	10,158	11,049
Accrued revenue share expenses	3,554	4,256
Other accrued liabilities	26,846	28,709
Accrued Liabilities	$87,474	$106,887

6. Debt and Credit Facilities

Our total outstanding debt as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(8,447)	(8,982)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,427)	(2,560)
Revolving Credit Facility	—	10,000
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Debt and Credit Facilities	$2,054,626	$2,063,958

Amortization of original issue discount and deferred financing fees for the three months ended March 31, 2015 and 2014 was $3.2 million and $3.0 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a Credit Agreement with Buccaneer LLC, Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the delayed draw credit facility, a portion of which was used to fund the the purchase of WP Roaming (the “MACH Acquisition”).

In March 2015, we entered into an amendment (the “Amendment”) to the credit agreement governing our Revolving Credit Facility. Prior to the Amendment, the Revolving Credit Facility required that under certain circumstances we comply with a financial maintenance covenant. Pursuant to the Amendment, the financial maintenance covenant has been modified to require that our consolidated senior secured debt ratio, as of March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, be less than or equal to 5.25:1.00 and, as of June 30, 2016 and the end of each fiscal quarter ended thereafter, 5.00:1.00, in each case if required to be tested. We are only required to comply with the covenant if the aggregate amount of any revolving credit loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10 million and any letters of credit which are cash collateralized to at least 105% of their maximum stated amount) outstanding exceeds 25% of all revolving credit commitments.

7. Stock-Based Compensation

Effective April 6, 2011, our parent established the 2011 Plan for the employees, consultants, and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Syniverse Corporation will issue shares of its common stock to satisfy equity based compensation instruments.

In February 2015, the Compensation Committee granted our Chief Executive Officer the option to purchase 1,500,000 shares of common stock and 700,000 restricted stock units under the 2011 Plan, subject to vesting conditions.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
(in thousands)	(Unaudited)
Cost of operations	$59	$71
Sales and marketing	765	841
General and administrative	1,427	1,107
Stock-Based Compensation	$2,251	$2,019

The following table summarizes our stock option activity under the 2011 Plan for the three months ended March 31, 2015:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	8,212,746	$11.15
Granted	2,199,998	11.25
Exercised	(858,001)	10.00
Canceled or expired	(173,334)	14.48
Outstanding at March 31, 2015	9,381,409	$11.22

The fair value of options granted during the three months ended March 31, 2015 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.83%
Volatility factor	44.00%
Dividend yield	—%
Weighted average expected life of options (in years)	6.50

Restricted stock awards are issued and measured at market value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the three months ended March 31, 2015:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	63,217	$14.64
Granted	700,000	11.25
Outstanding at March 31, 2015	763,217	$11.53

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the three months ended March 31, 2015:

	December 31, 2014				March 31, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$4,179	52	(1,764)	(44)	$2,423

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the three months ended March 31, 2015:

	December 31, 2014				March 31, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2010 Plan	547	—	—	(59)	488
December 2011 Plan	262	(17)	10	—	255
October 2014 Plan	14,622	(183)	(3,039)	(992)	10,408
Total	$15,431	$(200)	$(3,029)	$(1,051)	$11,151

In October 2014, we implemented a restructuring plan primarily due to the realignment of our costs and expenses with our current revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $16.9 million and contract termination costs of $0.7 million related to the exit of leased facilities. We have paid $6.1 million related to this plan as of March 31, 2015.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.4 million related to the exit of a leased facility. We have paid $3.8 million related to this plan as of March 31, 2015.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. We have paid $2.1 million related to this plan as of March 31, 2015.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2015 and 2014, was a benefit of 18.4% and 1.5%, respectively. The tax benefit recognized for the three months ended March 31, 2015 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the loss limitation described above, (ii) impact of certain discrete items and (iii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

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

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2015, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three months ended March 31, 2015 and 2014.

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

The carrying amounts and fair values of our long-term debt as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$859,404	$911,835	$891,319
Tranche B Term Loans	678,665	639,642	678,665	663,395
Revolving Credit Facility	—	—	10,000	10,000
Senior Notes	475,000	465,500	475,000	491,625

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2). The Revolving Credit Facility bore interest at a floating rate, therefore the Company believes that the carrying value approximates fair value and is classified within Level 2 of the fair value hierarchy.

12. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2015 and 2014, we recorded $0.8 million under this agreement.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of March 31, 2015, Carlyle held $57.8 million and $22.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$25,248	$49,015	$—	$74,263
Accounts receivable, net of allowances	—	134,351	46,896	—	181,247
Accounts receivable - affiliates	2,024,909	2,231,512	415,292	(4,671,713)	—
Interest receivable - affiliates	348	—	—	(348)	—
Deferred tax assets	—	706	4,720	—	5,426
Income taxes receivable	—	2,759	8,189	—	10,948
Prepaid and other current assets	1,543	17,873	15,340	—	34,756
Total current assets	2,026,800	2,412,449	539,452	(4,672,061)	306,640
Property and equipment, net	—	97,860	24,686	—	122,546
Capitalized software, net	—	174,297	39,667	—	213,964
Deferred costs, net	46,034	—	—	—	46,034
Goodwill	—	1,924,005	361,697	—	2,285,702
Identifiable intangibles, net	—	383,302	81,861	—	465,163
Long-term note receivable - affiliates	4,717	—	7,183	(11,900)	—
Deferred tax assets	35,832	—	5,428	(35,832)	5,428
Other assets	—	5,969	8,011	—	13,980
Investment in subsidiaries	2,192,003	648,696	—	(2,840,699)	—
Total assets	$4,305,386	$5,646,578	$1,067,985	$(7,560,492)	$3,459,457

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$28,069	$9,699	$—	$37,768
Accounts payable - affiliates	1,247,620	3,148,387	275,706	(4,671,713)	—
Income taxes payable	—	1,880	2,432	—	4,312
Accrued liabilities	15,408	38,355	33,711	—	87,474
Accrued interest - affiliates	—	—	348	(348)	—
Deferred revenues	—	2,507	4,153	—	6,660
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	8,486	45	—	8,531
Total current liabilities	1,263,028	3,227,684	330,871	(4,672,061)	149,522
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	4,705	(11,888)	—
Deferred tax liabilities	—	187,704	45,715	(35,830)	197,589
Long-term capital lease obligation, net of current maturities	—	17,896	—	—	17,896
Long-term debt, net of original issue discount	2,054,626	—	—	—	2,054,626
Other long-term liabilities	—	14,108	31,829	(7,171)	38,766
Total liabilities	3,317,654	3,454,575	413,120	(4,726,950)	2,458,399
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,132,790	2,170,376	559,846	(2,629,542)	1,233,470
(Accumulated deficit) retained earnings	(144,088)	21,094	52,005	(74,363)	(145,352)
Accumulated other comprehensive (loss) income	(970)	533	(93,915)	1,123	(93,229)
Total Syniverse, Inc. stockholder equity	987,732	2,192,003	654,865	(2,839,711)	994,889
Nonredeemable noncontrolling interest	—	—	—	6,169	6,169
Total equity	987,732	2,192,003	654,865	(2,833,542)	1,001,058
Total liabilities and stockholder equity	$4,305,386	$5,646,578	$1,067,985	$(7,560,492)	$3,459,457

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$161,410	$48,207	$—	$209,617
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	87,216	14,324	—	101,540
Sales and marketing	—	11,578	7,588	—	19,166
General and administrative	—	22,572	11,359	—	33,931
Depreciation and amortization	—	43,377	11,471	—	54,848
Employee termination benefits	—	(15)	67	—	52
Restructuring	—	(114)	(86)	—	(200)
Acquisitions	—	100	—	—	100
	—	164,714	44,723	—	209,437
Operating income (loss)	—	(3,304)	3,484	—	180
Other income (expense), net:
(Loss) income from equity investment	(99,281)	(38,087)	—	137,368	—
Interest expense, net	(30,447)	(160)	79	—	(30,528)
Interest expense - affiliate, net	48	—	(48)	—	—
Equity income in investee	—	—	54	—	54
Other, net	67,512	(72,170)	7,241	(4,130)	(1,547)
	(62,168)	(110,417)	7,326	133,238	(32,021)
(Loss) income before (benefit from) provision for income taxes	(62,168)	(113,721)	10,810	133,238	(31,841)
(Benefit from) provision for income taxes	(37,302)	(14,440)	45,882	—	(5,860)
Net (loss) income	(24,866)	(99,281)	(35,072)	133,238	(25,981)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	124	124
Net (loss) income attributable to Syniverse, Inc.	$(24,866)	$(99,281)	$(35,072)	$133,114	$(26,105)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,866)	$(99,281)	$(35,072)	$133,238	$(25,981)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax expense of $273	—	—	(48,954)	—	(48,954)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $22	—	—	50	—	50
Other comprehensive loss	—	—	(48,904)	—	(48,904)
Comprehensive (loss) income	(24,866)	(99,281)	(83,976)	133,238	(74,885)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	227	227
Comprehensive (loss) income attributable to Syniverse, Inc.	$(24,866)	$(99,281)	$(83,976)	$133,011	$(75,112)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	11,036	3,109	6,592	—	20,737
Cash flows from investing activities
Capital expenditures	—	(15,545)	(2,676)	—	(18,221)
Redemption of certificate of deposit	—	—	56	—	56
Net cash provided by (used in) investing activities	—	(15,545)	(2,620)	—	(18,165)
Cash flows from financing activities
Debt modification costs paid	(147)	—	—	—	(147)
Principal payments on long-term debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligation	—	(1,001)	(51)	—	(1,052)
Distribution to Syniverse Corporation	(889)	—	—	—	(889)
Purchase of redeemable noncontrolling interest	—	—	—	—	—
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash (used in) provided by financing activities	(11,036)	(1,001)	(1,262)	—	(13,299)
Effect of exchange rate changes on cash	—	—	(4,357)	—	(4,357)
Net increase (decrease) in cash	—	(13,437)	(1,647)	—	(15,084)
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$25,248	$49,015	$—	$74,263

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$38,685	$50,662	$—	$89,347
Accounts receivable, net of allowances	—	142,793	53,170	—	195,963
Accounts receivable - affiliates	2,024,262	2,180,581	414,014	(4,618,857)	—
Interest receivable - affiliates	337	—	—	(337)	—
Deferred tax assets	10,635	706	4,534	(10,635)	5,240
Income taxes receivable	—	3,195	5,354	—	8,549
Prepaid and other current assets	1,543	17,251	17,753	—	36,547
Total current assets	2,036,777	2,383,211	545,487	(4,629,829)	335,646
Property and equipment, net	—	90,186	27,188	—	117,374
Capitalized software, net	—	181,465	45,146	—	226,611
Deferred costs, net	48,573	—	—	—	48,573
Goodwill	—	1,924,005	395,785	—	2,319,790
Identifiable intangibles, net	—	400,017	96,483	—	496,500
Long-term note receivable - affiliates	5,284	—	7,182	(12,466)	—
Deferred tax assets	—	—	6,240	—	6,240
Other assets	—	5,311	8,556	—	13,867
Investment in subsidiaries	2,330,367	735,309	—	(3,065,676)	—
Total assets	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$25,883	$9,084	$—	$34,967
Accounts payable - affiliates	1,268,265	3,077,728	272,864	(4,618,857)	—
Income taxes payable	—	1,894	4,045	—	5,939
Accrued liabilities	26,347	43,669	36,871	—	106,887
Accrued interest - affiliates	—	140	197	(337)	—
Deferred revenues	—	2,839	5,410	—	8,249
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	6,788	74	—	6,862
Total current liabilities	1,294,612	3,158,941	333,322	(4,619,194)	167,681
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	5,296	(12,479)	—
Deferred tax liabilities	—	199,557	18,029	(10,635)	206,951
Long-term capital lease obligation, net of current maturities	—	8,937	—	—	8,937
Long-term debt, net of original issue discount	2,063,958	—	—	—	2,063,958
Other long-term liabilities	—	14,519	32,958	(6,195)	41,282
Total liabilities	3,358,570	3,389,137	389,605	(4,648,503)	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,182,622	2,209,459	559,359	(2,719,332)	1,232,108
(Accumulated deficit) retained earnings	(119,221)	120,375	91,082	(211,483)	(119,247)
Accumulated other comprehensive (loss) income	(970)	533	(44,908)	1,123	(44,222)
Total Syniverse, Inc. stockholder equity	1,062,431	2,330,367	742,462	(3,066,621)	1,068,639
Nonredeemable noncontrolling interest	—	—	—	7,153	7,153
Total equity	1,062,431	2,330,367	742,462	(3,059,468)	1,075,792
Total liabilities and stockholder equity	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$165,825	$53,875	$—	$219,700
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	66,490	21,902	—	88,392
Sales and marketing	—	13,037	9,516	—	22,553
General and administrative	—	31,917	6,122	—	38,039
Depreciation and amortization	—	44,333	11,474	—	55,807
Employee termination benefits	—	1,680	1,287	—	2,967
Restructuring	—	22	—	—	22
	—	157,479	50,301	—	207,780
Operating income	—	8,346	3,574	—	11,920
Other income (expense), net:
Income (loss) from equity investment	16,805	(4,099)	—	(12,706)	—
Interest expense, net	(30,013)	(87)	110	—	(29,990)
Interest expense - affiliate, net	64	—	(64)	—	—
Equity income in investee	—	—	307	—	307
Other, net	731	462	114	—	1,307
	(12,413)	(3,724)	467	(12,706)	(28,376)
(Loss) income before provision for (benefit from) income taxes	(12,413)	4,622	4,041	(12,706)	(16,456)
Provision for (benefit from) income taxes	4,084	(12,183)	7,860	—	(239)
Net (loss) income	(16,497)	16,805	(3,819)	(12,706)	(16,217)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	280	280
Net (loss) income attributable to Syniverse, Inc.	$(16,497)	$16,805	$(3,819)	$(12,986)	$(16,497)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(16,497)	$16,805	$(3,819)	$(12,706)	$(16,217)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax benefit of $235	—	—	(439)	—	(439)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $43	—	—	104	—	104
Other comprehensive loss	—	—	(335)	—	(335)
Comprehensive (loss) income	(16,497)	16,805	(4,154)	(12,706)	(16,552)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	490	490
Comprehensive (loss) income attributable to Syniverse, Inc.	$(16,497)	$16,805	$(4,154)	$(13,196)	$(17,042)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	389	12,620	5,131	—	18,140
Cash flows from investing activities
Capital expenditures	—	(19,120)	(11,801)	—	(30,921)
Redemption of certificate of deposit	—	—	3,701	—	3,701
Net cash provided by (used in) investing activities	—	(19,120)	(8,100)	—	(27,220)
Cash flows from financing activities
Payments on capital lease obligation	—	(640)	(30)	—	(670)
Distribution to Syniverse Corporation	(389)	—	—	—	(389)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(889)	—	(889)
Net cash (used in) provided by financing activities	(389)	(640)	(1,420)	—	(2,449)
Effect of exchange rate changes on cash	—	(18)	(891)	—	(909)
Net increase (decrease) in cash	—	(7,158)	(5,280)	—	(12,438)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$200,156	$93,806	$—	$293,962

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary businesses and technologies and realize the expected benefits from those acquisitions;

•	our ability to realize the expected benefits of the MACH (defined above) and Aicent (defined above) acquisitions;

•	our ability to adapt quickly to technological change;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network build-outs by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain, including our ability to receive or retain the required licenses or authorizations;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	our compliance with international tax laws and regulations

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	fluctuations in currency exchange rates that could adversely affect our results of operations

•	our ability to achieve desired organic growth;

•	our ability to service our debt; and

•	the significant influence Carlyle has over corporate decisions.

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
We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including VoLTE. Our IPX network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with over 25 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs and over 575 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.
The mobile experience is a critical and pervasive component of modern life and has become increasingly complex. Mobile devices have evolved from basic cellular phones to include smartphones, tablets, wearables and other connected devices that people now use to conduct an expanding set of activities in real-time, such as streaming videos, posting social media updates, working and shopping. As a result, today’s mobile experience requires seamless and ubiquitous connectivity and coordination between MNOs, OTTs and enterprises across disparate and rapidly evolving networks, devices and applications. The failure to integrate any of these elements can disrupt service, resulting in frustrated end-users, erosion of our customers’ brands and loss of revenue by our customers. Our proprietary services bridge these technological and operational complexities.

Syniverse provides approximately 60 mission-critical services to manage the real-time exchange of information and traffic across the mobile ecosystem, enhance our customers’ brands and provide valuable intelligence about end-users. Our customers demand, and we deliver, high quality service as evidenced by our over 99.999% network availability. Our comprehensive suite of Mobile Transaction Services and Enterprise & Intelligence Solutions includes the services described below.

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process, and exchange end-user billing records.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the worldwide routing and delivery of text (SMS), multimedia (MMS) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Enable real-time policy management for improved end-user experience.

•	Provide business intelligence tools to MNOs for fraud control.
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

Executive Overview
Financial Highlights
For the three months ended March 31, 2015, revenues decreased $10.1 million, or 4.6%, to $209.6 million from $219.7 million for the comparable prior year period. Operating income decreased $11.7 million to $0.2 million for the three months ended March 31, 2015 from $11.9 million for the same period in 2014. Net loss increased $9.8 million to $26.0 million for the three months ended March 31, 2015, from $16.2 million for the same period in 2014. Net loss for the three months ended March 31, 2015 includes an increase in benefit from income taxes of $5.6 million. Adjusted EBITDA decreased $16.2 million, or 20.8%, to $62.0 million for the three months ended March 31, 2015 from $78.2 million for the same period in 2014. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.
During the fourth quarter of 2014, we entered into a contract with a European wholesale enterprise messaging customer, primarily to provide wholesale messaging delivery services. We began providing services in December 2014, and messaging volumes became meaningful in the first quarter of 2015. During the first quarter of 2015, we learned that the United Kingdom (“UK”) Secretary of State for Business, Innovation and Skills initiated liquidation proceedings against the customer in the public interest arising out of an investigation into the customer’s affairs. A liquidator was duly appointed to dissolve the customer company, resulting in it terminating all business activities. As a result of this action, we determined that collectibility of the revenue earned from this customer was no longer reasonably assured and were therefore unable to record approximately $7.0 million of revenue for services provided to the customer. To date, we have not received any payment for services provided to this customer. We are taking all commercially reasonable actions (legal and otherwise) and are cooperating with UK authorities to pursue financial recovery. However, there can be no assurance that any recovery will be achieved. In connection with providing these services, we incurred $6.0 million of message termination fees which are recorded in cost of operations, negatively impacting our results of operations during the first quarter of 2015. We have terminated our relationship with the customer and future periods will not be impacted.

Business Developments

Amendment to Credit Agreement

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

Factors and Trends Affecting Our Results of Operations

Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “Results of Operations” below:

•
rapid technological change in the industries we serve, including the decline of CDMA technology, increasing demand for seamless and ubiquitous connectivity, personalized mobile services and the proliferation of new and increasingly complex mobile devices, which could lead to growth in our potential customer base, increased opportunities to provide new services to our customers and increased transaction volumes. We may also increase investment in our business in order to develop new technologies and services to effectively serve our customers in light of these developments. In addition, our failure or inability to respond to these developments through the provision of new or updated services or otherwise could have a negative effect on our ability to grow or retain our customer base and on our transaction volumes;

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

Revenues
Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges under long-term contracts, typically with three-year terms. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services and solutions we offer to our customers are provided through applications, connectivity, and technology platforms owned and operated by us.
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. A majority of our revenues were generated by transaction-based fees during the first three months of 2015. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
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

•
Depreciation and amortization relate primarily to our property and equipment and identifiable intangibles including our network infrastructure, computer equipment, infrastructure facilities related to information management, capitalized software and other intangible assets recorded as a result of purchase accounting.

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of leased facilities.

•	Acquisitions include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.

Results of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Three Months Ended March 31,
		% of		% of	2015 compared to 2014
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$178,957	85.4%	$187,074	85.1%	$(8,117)	(4.3)%
Enterprise & Intelligence Solutions	30,660	14.6%	32,626	14.9%	(1,966)	(6.0)%
Revenues	209,617	100.0%	219,700	100.0%	(10,083)	(4.6)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	101,540	48.4%	88,392	40.2%	13,148	14.9%
Sales and marketing	19,166	9.1%	22,553	10.3%	(3,387)	(15.0)%
General and administrative	33,931	16.2%	38,039	17.3%	(4,108)	(10.8)%
Depreciation and amortization	54,848	26.2%	55,807	25.4%	(959)	(1.7)%
Employee termination benefits	52	—%	2,967	1.4%	(2,915)	(98.2)%
Restructuring	(200)	(0.1)%	22	—%	(222)	(1,009.1)%
Acquisitions	100	—%	—	—%	100	100.0%
	209,437	99.9%	207,780	94.6%	1,657	0.8%
Operating income	180	0.1%	11,920	5.4%	(11,740)	(98.5)%
Other income (expense), net:
Interest expense, net	(30,528)	(14.6)%	(29,990)	(13.7)%	(538)	1.8%
Equity income in investee	54	—%	307	0.1%	(253)	(82.4)%
Other, net	(1,547)	(0.7)%	1,307	0.6%	(2,854)	(218.4)%
	(32,021)	(15.3)%	(28,376)	(12.9)%	(3,645)	12.8%
Loss before benefit from income taxes	(31,841)	(15.2)%	(16,456)	(7.5)%	(15,385)	93.5%
Benefit from income taxes	(5,860)	(2.8)%	(239)	(0.1)%	(5,621)	2,351.9%
Net loss	$(25,981)	(12.4)%	$(16,217)	(7.4)%	$(9,764)	60.2%

Revenues

Revenues decreased $10.1 million to $209.6 million for the three months ended March 31, 2015 from $219.7 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $12.7 million of revenue for the three months ended March 31, 2015, revenues declined $22.8 million. Foreign currency translation contributed $7.5 million to the decline in revenue due primarily to the strengthening of the U.S. dollar against the Euro.

Revenue from Mobile Transaction Services decreased $8.1 million, or 4.3%, to $179.0 million for the three months ended March 31, 2015 from $187.1 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $11.5 million during the first quarter, revenues declined $19.6 million. Foreign currency translation contributed $6.5 million to the decline in revenue. The remainder of the decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $10.2 million, competitive pricing pressure, partially offset by volume increases across our GSM clearing and settlement suite of $2.4 million and the impact of a legacy messaging service that went end-of-life in May 2014 of $7.2 million. These declines were partially offset by continued volume growth within our advanced network interoperability services, including growth in our IPX services as well as network services provided to our large MVNO customers of $5.9 million.

Revenue from Enterprise & Intelligence Solutions decreased $2.0 million, or 6.0%, to $30.7 million for the three months ended March 31, 2015 from $32.6 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $1.2 million during the first quarter, revenues declined $3.2 million. Foreign currency translation contributed $1.0 million to the decline in revenue. The remaining decline was primarily driven by volume declines in our enterprise mobility services, as we focus on higher margin services in our enterprise messaging business.

Costs and Expenses

Costs and expenses increased $1.7 million to $209.4 million for the three months ended March 31, 2015 from $207.8 million for the three months ended March 31, 2014. Excluding the impact of the Aicent Acquisition, which added $14.9 million of costs and expenses for the three months ended March 31, 2015 (including $3.8 million of depreciation and amortization), costs and expenses declined $13.2 million. Foreign currency translation contributed $5.9 million to the decline due primarily to the strengthening of the US dollar against the Euro.

Cost of operations increased $13.1 million to $101.5 million for the three months ended March 31, 2015 from $88.4 million for the three months ended March 31, 2014. The table below summarizes our cost of operations by category of spending.

	Three Months Ended March 31,		2015 compared to 2014
(in thousands)	2015	2014	$ change	% change
Cost of Operations:
Headcount and related costs	$25,419	$26,068	$(649)	(2.5)%
Variable costs	32,970	25,628	7,342	28.6%
Data processing, hosting and support costs	23,997	21,938	2,059	9.4%
Network costs	15,589	11,647	3,942	33.8%
Other operating related costs	3,565	3,111	454	14.6%
Cost of Operations	$101,540	$88,392	$13,148	14.9%

The decrease in headcount and related costs for the three months ended March 31, 2015 was driven by a regional shift in workforce, partially offset by a $1.2 million increase in headcount resulting primarily from the workforce acquired in the Aicent Acquisition.

The increase in variable costs for the three months ended March 31, 2015 was due primarily to higher message termination fees, most of which resulted from the incremental traffic processed for the new wholesale enterprise messaging customer referenced earlier in “Executive Overview - Financial Highlights”. The Company incurred approximately $6.0 million in message termination fees related to this traffic and has since ended its relationship with the customer. This incremental cost was isolated to the three months ended March 31, 2015 and will not impact future periods. In addition, the Aicent Acquisition contributed $3.0 million to the increase in variable costs. Excluding the impact of the incremental message termination fees and the Aicent Acquisition, variable costs decreased $1.7 million due primarily to organic volume declines in our enterprise mobility services. Variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 21.3% for the three months ended March 31, 2015 compared to 17.2% for the three months ended March 31, 2014.

The increase in data processing, hosting and support costs was primarily due to investments in data center expansion to support additional capacity related to global and service offering expansion efforts and anticipated volume increases, partially offset by lower software maintenance costs.

The increase in network costs was primarily driven by expansion of our network infrastructure to support global business growth as well as additional costs of $3.2 million resulting from the Aicent Acquisition. We intend to continue expanding our network infrastructure on an as-needed basis to support future growth opportunities, however, integration efforts resulting from the MACH and Aicent Acquisitions will drive consolidation across our current infrastructure and are expected to result in network cost reductions over time.

As a percentage of revenues, cost of operations increased to 48.4% for the three months ended March 31, 2015 from 40.2% for the three months ended March 31, 2014.

Sales and marketing expense decreased $3.4 million to $19.2 million for the three months ended March 31, 2015 from $22.6 million for the same period in 2014. The Aicent Acquisition contributed $1.0 million during the three months ended

March 31, 2015, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Aicent Acquisition, sales and marketing expense decreased $4.4 million due primarily to a reduction in headcount resulting from our October 2014 restructuring plan as well as other cost savings initiatives. As a percentage of revenues, sales and marketing expense was 9.1% and 10.3% for the three months ended March 31, 2015 and 2014, respectively.

General and administrative expense decreased $4.1 million to $33.9 million for the three months ended March 31, 2015 from $38.0 million for the same period in 2014. The Aicent Acquisition contributed $1.7 million primarily due to headcount related costs for the acquired employees. Excluding the impact of the Aicent Acquisition, general and administrative expense decreased $5.8 million due primarily to lower headcount related costs resulting from our October 2014 restructuring plan, a reduction in professional services costs as well as lower performance-based compensation. As a percentage of revenues, general and administrative expense was 16.2% and 17.3% for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and amortization expense decreased $1.0 million to $54.8 million for the three months ended March 31, 2015 from $55.8 million for the same period in 2014. The decrease was driven by $2.7 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition, partially offset by an increase of $1.7 million of depreciation of property and equipment primarily driven by assets acquired under capital leases in the latter part of 2014 and the first quarter of 2015.

Employee termination benefits expense was $0.1 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was driven primarily by severance costs related to a reduction-in-force in the prior year period as a result of cost saving initiatives.

Other Income (Expense), net

Interest expense, net increased $0.5 million to $30.5 million for the three months ended March 31, 2015 from $30.0 million for the same period in 2014. The increase was due primarily to financing costs associated with the amendment to our credit agreement.

Other, net decreased $2.9 million to a $1.5 million loss, which includes a $3.8 million out-of-period foreign currency transaction gain, for the three months ended March 31, 2015 from a $1.3 million gain for the same period in 2014. The decrease was primarily due to the unfavorable foreign currency impact of the decline in the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $5.9 million for the three months ended March 31, 2015, compared to a benefit of $0.2 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, the effective tax rate was a benefit of 18.4%. During the three months ended March 31, 2014, the effective tax rate was a benefit of 1.5%. The tax benefit recognized for the three months ended March 31, 2015 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the loss limitation described above, (ii) impact of certain discrete items and (iii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of March 31, 2015 approximately 66% of our cash and cash equivalents were held by our foreign subsidiaries.

The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at March 31, 2015, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $148.1 million at March 31, 2015.

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

Cash Flow

Cash and cash equivalents were $74.3 million at March 31, 2015 as compared to $89.3 million at December 31, 2014. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$20,737	$18,140
Net cash used in investing activities	(18,165)	(27,220)
Net cash used in financing activities	(13,299)	(2,449)
Effect of exchange rate changes on cash	(4,357)	(909)
Net decrease in cash	$(15,084)	$(12,438)

Net cash provided by operating activities increased $2.6 million to $20.7 million for the three months ended March 31, 2015 from $18.1 million for the same period in 2014. The increase was primarily due to:

•
increased cash provided by working capital of $14.2 million due primarily to a decrease in the payment of performance-based compensation awards and lower accounts receivable driven by the reduction in revenue, partially offset by timing of payments to vendors.

The increase was partially offset by:

•	decreased net income adjusted for non-cash items of $11.6 million primarily due to lower operating income as compared to the prior year period.

Net cash used in investing activities was $18.2 million for the three months ended March 31, 2015, as compared to $27.2 million for the three months ended March 31, 2014. The decrease was driven by:

•
decreased capital expenditures of $12.7 million, primarily due to higher costs in 2014 associated with capitalized software to support new services, data center capacity increases and investments in our internal infrastructure.

The decrease was partially offset by:

•	the redemption of a $0.1 million certificate of deposit during the three months ended March 31, 2015 compared to $3.7 million in the prior period.

Net cash used in financing activities was $13.3 million for the three months ended March 31, 2015 as compared to $2.4 million for the three months ended March 31, 2014. The increase was primarily due to a $10.0 million payment on our Revolving Credit Facility during the first quarter of 2015.

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

On June 28, 2013 the Company borrowed $700.0 million of Tranche B Term Loans, pursuant to the Incremental Amendment to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the delayed draw credit agreement, a portion of which were used to fund the MACH Acquisition.
As of March 31, 2015, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount, was $911.8 million and $678.7 million, respectively. At March 31, 2015, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.

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
Adjusted EBITDA is determined by adding the following items to net loss: other income (expense), net, excluding the impact of equity income in investee, benefit from income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock-based compensation, Acquisition expense, business development, integration and other related expenses including transition and integration costs generally, CEO transition costs and fees and expenses paid to Carlyle pursuant to our consulting agreement.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation to Adjusted EBITDA
Net loss	$(25,981)	$(16,217)
Equity income in investee	54	307
Other expense, net	32,021	28,376
Benefit from income taxes	(5,860)	(239)
Depreciation and amortization	54,848	55,807
Employee termination benefits (a)	52	2,967
Restructuring (b)	(200)	22
Non-cash stock-based compensation (c)	2,251	2,019
Acquisitions (d)	100	—
Business development, integration and other expenses (e)	2,282	4,404
CEO transition costs (f)	1,643	—
Consulting fee and related expenses (g)	795	798
Adjusted EBITDA	$62,005	$78,244

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits that are unrelated to a restructuring plan.

(b)
Reflects restructuring expense which is comprised primarily of certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of leased facilities.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with acquisitions, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)
Reflects items associated with business development activities, integration expenses, such as incremental contractor, travel and marketing costs and certain advisory services and employee retention costs.

(f)	Reflects costs associated with the transition of our Chief Executive Officer, including recruiting and travel expenses.

(g)	Reflects consulting fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for acquisitions expense less capital expenditures.
We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and evaluate the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay our outstanding indebtedness.
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$20,737	$18,140
Acquisitions	100	—
Capital expenditures	(18,221)	(30,921)
Free Cash Flow	$2,616	$(12,781)

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $446.1 million and $488.5 million as of March 31, 2015 and December 31, 2014, respectively.
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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2015 and 2014, we recorded $0.8 million under this agreement.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of March 31, 2015, Carlyle held $57.8 million and $22.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

Contractual Obligations

Our total capital lease obligations increased $16.2 million during the three months ended March 31, 2015 due to equipment leases and software licensing arrangements entered into during the first quarter of 2015. The leases have terms of three to five years with payments due at the beginning of each quarter.

There have been no other material changes to our Contractual Obligations disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 2.00%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2015, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2015 would have increased or decreased our revenues and net loss by approximately $4.3 million and $1.9 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. Based on the evaluation, as of March 31, 2015, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2014 Annual Report on Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Third Amendment, dated as of March 6, 2015, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent. (1)

#10.2	Employment Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (2)
*#10.3	Stock Option Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray
*#10.4	Restricted Stock Unit Award Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (2)
#10.5	Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (3)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 9, 2015.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on February 25, 2015.

(3)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 20, 2015.

*	Filed herewith

**	Furnished herewith

#	Management contract of compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Date: May 12, 2015

INDEX OF EXHIBITS

Exhibit No.	Description
10.1
Third Amendment, dated as of March 6, 2015, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent. (1)

#10.2	Employment Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (2)
*#10.3	Stock Option Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray
*#10.4	Restricted Stock Unit Award Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (2)
#10.5	Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (3)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 9, 2015.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on February 25, 2015.

(3)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 20, 2015.

*	Filed herewith

**	Furnished herewith

#	Management contract of compensatory plan or arrangement