Form 10-Q
period 2015-06-30
SYNIVERSE HOLDINGS INC
filed 2015-08-12
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding at August 7, 2015 was 1,000.

GLOSSARY OF TERMS

Term	Definition
2011 Plan	2011 Equity Incentive Plan
4G	Fourth generation
A2P	Application to Peer
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carlyle	Investment funds affiliated with The Carlyle Group
CDMA	Code division multiple access
CNAM	Caller name directory
EIS	Enterprise & Intelligence Solutions
E.U.	European Union
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FCPA	Foreign Corrupt Practices Act
GMAC	Guideline merged and acquired company
GPC	Guideline public company
GSM	Global system for mobiles
IASB	International Accounting Standards Board
IPX	Interworking packet exchange
LTE	Long-term evolution
M2M	Machine-to-machine
MNO	Mobile network operator
MTS	Mobile Transaction Services
MVNO	Mobile virtual network operators
NOL	Net operating loss
OFAC	The Office of Foreign Assets Control of the U.S. Department of the Treasury
OTT	Over-the-top provider
SEC	Securities and Exchange Commission
SS7	Signaling System 7
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States
VIE	Variable interest entity
VoLTE	Voice over LTE

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,495	$89,347
Accounts receivable, net of allowances of $30,099 and $25,608, respectively	193,454	195,963
Deferred tax assets	5,426	5,240
Income taxes receivable	11,215	8,549
Prepaid and other current assets	36,874	36,547
Total current assets	357,464	335,646
Property and equipment, net	118,482	117,374
Capitalized software, net	207,833	226,611
Deferred costs, net	43,427	48,573
Goodwill	2,291,696	2,319,790
Identifiable intangibles, net	445,004	496,500
Deferred tax assets	5,428	6,240
Other assets	12,282	13,867
Total assets	$3,481,616	$3,564,601
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$40,836	$34,967
Income taxes payable	3,323	5,939
Accrued liabilities	107,146	106,887
Deferred revenues	6,671	8,249
Deferred tax liabilities	4,777	4,777
Current portion of capital lease obligation	14,010	6,862
Total current liabilities	176,763	167,681
Long-term liabilities:
Deferred tax liabilities	181,485	206,951
Long-term capital lease obligation, net of current maturities	16,760	8,937
Long-term debt, net of original issue discount	2,055,301	2,063,958
Other long-term liabilities	41,103	41,282
Total liabilities	2,471,412	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,237,589	1,232,108
Accumulated deficit	(152,274)	(119,247)
Accumulated other comprehensive loss	(81,731)	(44,222)
Total Syniverse Holdings, Inc. stockholder equity	1,003,584	1,068,639
Nonredeemable noncontrolling interest	6,620	7,153
Total equity	1,010,204	1,075,792
Total liabilities and stockholder equity	$3,481,616	$3,564,601
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$216,185	$227,136	$425,802	$446,836
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	98,268	92,368	199,808	180,760
Sales and marketing	19,190	20,038	38,356	42,591
General and administrative	32,913	32,166	66,844	70,205
Depreciation and amortization	55,013	56,099	109,861	111,906
Employee termination benefits	83	1,888	135	4,855
Restructuring	93	—	(107)	22
Acquisitions	11	1,476	111	1,476
	205,571	204,035	415,008	411,815
Operating income	10,614	23,101	10,794	35,021
Other income (expense), net:
Interest expense, net	(30,432)	(30,136)	(60,960)	(60,126)
Equity (loss) income in investee	(53)	(404)	1	(97)
Other, net	(1,276)	(1,602)	(2,823)	(295)
	(31,761)	(32,142)	(63,782)	(60,518)
Loss before benefit from income taxes	(21,147)	(9,041)	(52,988)	(25,497)
Benefit from income taxes	(14,711)	(24)	(20,571)	(263)
Net loss from continuing operations	(6,436)	(9,017)	(32,417)	(25,234)
Net loss from discontinued operations	—	(560)	—	(560)
Net loss	(6,436)	(9,577)	(32,417)	(25,794)
Net income attributable to nonredeemable noncontrolling interest	486	102	610	382
Net loss attributable to Syniverse Holdings, Inc.	$(6,922)	$(9,679)	$(33,027)	$(26,176)

Amounts attributable to Syniverse Holdings, Inc.:
Net loss from continuing operations	$(6,922)	$(9,119)	$(33,027)	$(25,616)
Net loss from discontinued operations	—	(560)	—	(560)
Net loss attributable to Syniverse Holdings, Inc.	$(6,922)	$(9,679)	$(33,027)	$(26,176)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(6,436)	$(9,577)	$(32,417)	$(25,794)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	11,414	(3,097)	(37,540)	(3,535)
Amortization of unrecognized loss included in net periodic pension cost (2)	49	24	99	128
Other comprehensive income (loss)	11,463	(3,073)	(37,441)	(3,407)
Comprehensive income (loss)	5,027	(12,650)	(69,858)	(29,201)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	451	305	678	795
Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$4,576	$(12,955)	$(70,536)	$(29,996)

(1)
Foreign currency translation adjustments are shown net of income tax (benefit) expense of $(40) and $233 for the three and six months ended June 30, 2015, respectively, and net of income tax expense (benefit) of $113 and $(122) for the three and six months ended June 30, 2014, respectively.

(2)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $21 and $43 for the three and six months ended June 30, 2015, respectively, and net of income tax benefit of $11 and $54 for the three and six months ended June 30, 2014, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(26,176)	—	382	(25,794)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax benefit of $122	—	—	—	—	(3,948)	413	(3,535)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $54	—	—	—	—	128	—	128
Stock-based compensation	—	—	3,913	—	—	—	3,913
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(889)	(889)
Distribution to Syniverse Corporation	—	—	(626)	—	—	—	(626)
Balance, June 30, 2014 (Unaudited)	1	$—	$1,228,661	$(97,420)	$23,915	$6,687	$1,161,843

Balance, December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(33,027)	—	610	(32,417)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax expense of $233	—	—	—	—	(37,608)	68	(37,540)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $43	—	—	—	—	99	—	99
Stock-based compensation	—	—	6,413	—	—	—	6,413
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Distribution to Syniverse Corporation	—	—	(932)	—	—	—	(932)
Balance, June 30, 2015 (Unaudited)	1	$—	$1,237,589	$(152,274)	$(81,731)	$6,620	$1,010,204
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(32,417)	$(25,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,861	111,906
Amortization of deferred debt issuance costs and original issue discount	6,489	6,124
Allowance for credit memos and uncollectible accounts	13,920	8,722
Deferred income tax (benefit) expense	(22,856)	209
Stock-based compensation	6,413	3,913
Other, net	2,217	3,128
Changes in operating assets and liabilities:
Accounts receivable	(14,781)	(6,673)
Income taxes receivable or payable	(5,287)	(10,607)
Prepaid and other current assets	(3,440)	(7,511)
Accounts payable	5,151	3,058
Accrued liabilities and deferred revenues	960	(15,843)
Other assets and other long-term liabilities	656	(1,920)
Net cash provided by operating activities	66,886	68,712
Cash flows from investing activities
Capital expenditures	(32,552)	(57,929)
Redemption of certificate of deposit	107	3,701
Proceeds from divestitures	3	717
Net cash used in investing activities	(32,442)	(53,511)
Cash flows from financing activities
Debt modification costs paid	(177)	—
Principal payments on long-term debt	(10,000)	—
Payments on capital lease obligation	(2,845)	(5,428)
Distribution to Syniverse Corporation	(932)	(626)
Purchase of redeemable noncontrolling interest	—	(501)
Distribution to nonredeemable noncontrolling interest	(1,211)	(889)
Net cash used in financing activities	(15,165)	(7,444)
Effect of exchange rate changes on cash	1,869	92
Net increase in cash	21,148	7,849
Cash at beginning of period	89,347	306,400
Cash at end of period	$110,495	$314,249

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$17,807	$6,280
Supplemental cash flow information
Interest paid	$54,613	$55,156
Income taxes paid	$7,558	$10,167
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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $432.6 million and $488.5 million as of June 30, 2015 and December 31, 2014, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

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

The methodology used to determine the fair value of a reporting unit and other indefinite-lived intangible assets includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, profitability and cash flows, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of a reporting unit and other indefinite-lived intangible assets are at risk of impairment if future projected revenues, long-term growth rates or long-term profitability and cash flows are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2015, we recorded foreign currency transaction losses of $1.3 million and $2.8 million, respectively. The loss for the six months ended June 30, 2015 includes a $3.8 million out-of-period foreign currency transaction gain. For the three and six months ended June 30, 2014, we recorded foreign currency transaction losses of $1.6 million and $0.3 million, respectively.

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

Revenues by service offerings were as follows:

	Three Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
Mobile Transaction Services	$183,783	$194,298
Enterprise & Intelligence Solutions	32,402	32,838
Revenues	$216,185	$227,136

	Six Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
Mobile Transaction Services	$362,740	$381,372
Enterprise & Intelligence Solutions	63,062	65,464
Revenues	$425,802	$446,836

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
North America	$134,713	$149,652
Europe, Middle East and Africa	36,310	41,140
Asia Pacific	30,818	20,953
Caribbean and Latin America	14,344	15,391
Revenues	$216,185	$227,136

	Six Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
North America	$263,137	$294,602
Europe, Middle East and Africa	71,943	78,982
Asia Pacific	61,715	40,721
Caribbean and Latin America	29,007	32,531
Revenues	$425,802	$446,836

Reclassifications of Prior Year Presentation

For the three and six months ended June 30, 2014, we reclassified Interest income into the Interest expense, net line item in our unaudited condensed consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This accounting standard is effective for our financial statements beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

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

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$37,295	$36,454
Accrued interest	26,494	26,419
Accrued network payables	18,408	14,024
Accrued revenue share expenses	3,723	4,256
Other accrued liabilities	21,226	25,734
Accrued Liabilities	$107,146	$106,887

6. Debt and Credit Facilities

Our total outstanding debt as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(7,910)	(8,982)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,289)	(2,560)
Revolving Credit Facility	—	10,000
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Debt and Credit Facilities	$2,055,301	$2,063,958

Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2015 was $3.1 million and $6.5 million, respectively. Amortization of original issue discount and deferred financing fees for the three and six months ended June 30, 2014 was $3.1 million and $6.1 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

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

The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at June 30, 2015, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $148.1 million at June 30, 2015.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment to its Senior Credit Facility. The proceeds of the Tranche B Term Loans were used to refinance, in full, the delayed draw credit facility, a portion of which was used to fund the purchase of WP Roaming III S.a.r.l. (the “MACH Acquisition”).

7. Stock-Based Compensation

Effective April 6, 2011, our parent established the 2011 Plan for the employees, consultants, and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Syniverse Corporation will issue shares of its common stock to satisfy equity based compensation instruments. On May 20, 2015, the Compensation Committee of the Board of Directors (the “Committee”) approved an amendment to the 2011 Plan to increase the plan shares available by 2,000,000 shares to 14,291,667 shares.

In February 2015, the Committee granted our Chief Executive Officer the option to purchase 1,500,000 shares of common stock and 700,000 restricted stock units under the 2011 Plan, subject to vesting conditions.

Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
Cost of operations	$124	$72
Sales and marketing	1,202	859
General and administrative	2,836	963
Stock-Based Compensation	$4,162	$1,894

	Six Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
Cost of operations	$183	$143
Sales and marketing	1,967	1,700
General and administrative	4,263	2,070
Stock-Based Compensation	$6,413	$3,913

The following table summarizes our stock option activity under the 2011 Plan for the six months ended June 30, 2015:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	8,212,746	$11.15
Granted	3,811,998	11.25
Exercised	(858,001)	10.00
Canceled or expired	(188,334)	14.48
Outstanding at June 30, 2015	10,978,409	$11.22

The fair value of options granted during the six months ended June 30, 2015 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.88%
Volatility factor	38.30%
Dividend yield	—%
Weighted average expected life of options (in years)	6.39

Restricted stock awards are issued and measured at market value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the six months ended June 30, 2015:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	63,217	$14.64
Granted	2,205,000	11.25
Outstanding at June 30, 2015	2,268,217	$11.34

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the six months ended June 30, 2015:

	December 31, 2014				June 30, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$4,179	135	(2,262)	(37)	$2,015

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the six months ended June 30, 2015:

	December 31, 2014				June 30, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2010 Plan	547	—	—	(48)	499
December 2011 Plan	262	(204)	(58)	—	—
October 2014 Plan	14,622	97	(4,218)	(780)	9,721
Total	$15,431	$(107)	$(4,276)	$(828)	$10,220

In October 2014, we implemented a restructuring plan primarily due to the realignment of our costs and expenses with our current revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $16.2 million and contract termination costs of $1.7 million. We have paid $7.2 million related to this plan as of June 30, 2015.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.2 million related to the exit of a leased facility, of which all amounts have been paid.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. We have paid $2.1 million related to this plan as of June 30, 2015.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and six months ended June 30, 2015, was a benefit of 69.6% and 38.8%, respectively. The effective tax rate for the three and six months ended June 30, 2014, was a benefit of 0.3% and 1.0%, respectively. The tax benefit recognized for the three months ended March 31, 2015, was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the reversal of the prior quarter loss limitation described above, (ii) the impact of certain discrete items and (iii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

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

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of June 30, 2015, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and six months ended June 30, 2015 and 2014.

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

The carrying amounts and fair values of our long-term debt as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$863,964	$911,835	$891,319
Tranche B Term Loans	678,665	643,035	678,665	663,395
Revolving Credit Facility	—	—	10,000	10,000
Senior Notes	475,000	421,563	475,000	491,625

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2). The Revolving Credit Facility bore interest at a floating rate, therefore the Company believes that the carrying value approximates fair value and is classified within Level 2 of the fair value hierarchy.

12. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2015 and 2014, we recorded $0.8 million and $1.6 million, respectively, under this agreement.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of June 30, 2015, Carlyle held $57.8 million and $22.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49,384	$61,111	$—	$110,495
Accounts receivable, net of allowances	—	143,327	50,127	—	193,454
Accounts receivable - affiliates	2,029,603	2,303,163	340,379	(4,673,145)	—
Interest receivable - affiliates	403	—	—	(403)	—
Deferred tax assets	—	706	4,720	—	5,426
Income taxes receivable	—	2,703	8,512	—	11,215
Prepaid and other current assets	1,543	17,360	17,971	—	36,874
Total current assets	2,031,549	2,516,643	482,820	(4,673,548)	357,464
Property and equipment, net	—	94,512	23,970	—	118,482
Capitalized software, net	—	167,923	39,910	—	207,833
Deferred costs, net	43,427	—	—	—	43,427
Goodwill	—	1,924,005	367,691	—	2,291,696
Identifiable intangibles, net	—	366,588	78,416	—	445,004
Long-term note receivable - affiliates	4,824	—	—	(4,824)	—
Deferred tax assets	55,084	—	5,428	(55,084)	5,428
Other assets	—	6,221	6,061	—	12,282
Investment in subsidiaries	2,219,420	659,928	—	(2,879,348)	—
Total assets	$4,354,304	$5,735,820	$1,004,296	$(7,612,804)	$3,481,616

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$34,864	$5,972	$—	$40,836
Accounts payable - affiliates	1,277,233	3,191,913	203,999	(4,673,145)	—
Income taxes payable	—	1,496	1,827	—	3,323
Accrued liabilities	26,345	47,011	33,790	—	107,146
Accrued interest - affiliates	—	—	403	(403)	—
Deferred revenues	—	2,776	3,895	—	6,671
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	13,982	28	—	14,010
Total current liabilities	1,303,578	3,292,042	254,691	(4,673,548)	176,763
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,824	(4,824)	—
Deferred tax liabilities	—	193,155	43,414	(55,084)	181,485
Long-term capital lease obligation, net of current maturities	—	16,710	50	—	16,760
Long-term debt, net of original issue discount	2,055,301	—	—	—	2,055,301
Other long-term liabilities	—	14,493	34,769	(8,159)	41,103
Total liabilities	3,358,879	3,516,400	337,748	(4,741,615)	2,471,412
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,149,871	2,181,478	561,708	(2,655,468)	1,237,589
(Accumulated deficit) retained earnings	(153,476)	37,409	50,328	(86,535)	(152,274)
Accumulated other comprehensive (loss) income	(970)	533	(82,417)	1,123	(81,731)
Total Syniverse, Inc. stockholder equity	995,425	2,219,420	666,548	(2,877,809)	1,003,584
Nonredeemable noncontrolling interest	—	—	—	6,620	6,620
Total equity	995,425	2,219,420	666,548	(2,871,189)	1,010,204
Total liabilities and stockholder equity	$4,354,304	$5,735,820	$1,004,296	$(7,612,804)	$3,481,616

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$168,380	$47,805	$—	$216,185
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	89,892	8,376	—	98,268
Sales and marketing	—	10,917	8,273	—	19,190
General and administrative	—	22,677	10,236	—	32,913
Depreciation and amortization	—	43,713	11,300	—	55,013
Employee termination benefits	—	—	83	—	83
Restructuring	—	195	(102)	—	93
Acquisitions	—	11	—	—	11
	—	167,405	38,166	—	205,571
Operating income	—	975	9,639	—	10,614
Other income (expense), net:
Income (loss) from equity investment	8,406	6,193	—	(14,599)	—
Interest expense, net	(30,473)	(215)	256	—	(30,432)
Interest expense - affiliate, net	47	—	(47)	—	—
Equity loss in investee	—	—	(53)	—	(53)
Other, net	(12,669)	13,351	(3,977)	2,019	(1,276)
	(34,689)	19,329	(3,821)	(12,580)	(31,761)
(Loss) income before (benefit from) provision for income taxes	(34,689)	20,304	5,818	(12,580)	(21,147)
(Benefit from) provision for income taxes	(25,300)	11,898	(1,309)	—	(14,711)
Net (loss) income	(9,389)	8,406	7,127	(12,580)	(6,436)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	486	486
Net (loss) income attributable to Syniverse, Inc.	$(9,389)	$8,406	$7,127	$(13,066)	$(6,922)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(9,389)	$8,406	$7,127	$(12,580)	$(6,436)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax benefit of $40	—	—	11,414	—	11,414
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $21	—	—	49	—	49
Other comprehensive (loss) income	—	—	11,463	—	11,463
Comprehensive (loss) income	(9,389)	8,406	18,590	(12,580)	5,027
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	451	451
Comprehensive (loss) income attributable to Syniverse, Inc.	$(9,389)	$8,406	$18,590	$(13,031)	$4,576

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$329,790	$96,012	$—	$425,802
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	177,108	22,700	—	199,808
Sales and marketing	—	22,495	15,861	—	38,356
General and administrative	—	45,249	21,595	—	66,844
Depreciation and amortization	—	87,090	22,771	—	109,861
Employee termination benefits	—	(15)	150	—	135
Restructuring	—	81	(188)	—	(107)
Acquisitions	—	111	—	—	111
	—	332,119	82,889	—	415,008
Operating income (loss)	—	(2,329)	13,123	—	10,794
Other income (expense), net:
(Loss) income from equity investment	(90,875)	(31,894)	—	122,769	—
Interest expense, net	(60,920)	(375)	335	—	(60,960)
Interest expense - affiliate, net	95	—	(95)	—	—
Equity income in investee	—	—	1	—	1
Other, net	54,843	(58,819)	3,264	(2,111)	(2,823)
	(96,857)	(91,088)	3,505	120,658	(63,782)
(Loss) income before (benefit from) provision for income taxes	(96,857)	(93,417)	16,628	120,658	(52,988)
(Benefit from) provision for income taxes	(62,602)	(2,542)	44,573	—	(20,571)
Net (loss) income	(34,255)	(90,875)	(27,945)	120,658	(32,417)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	610	610
Net (loss) income attributable to Syniverse, Inc.	$(34,255)	$(90,875)	$(27,945)	$120,048	$(33,027)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(34,255)	$(90,875)	$(27,945)	$120,658	$(32,417)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax expense of $233	—	—	(37,540)	—	(37,540)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $43	—	—	99	—	99
Other comprehensive loss	—	—	(37,441)	—	(37,441)
Comprehensive (loss) income	(34,255)	(90,875)	(65,386)	120,658	(69,858)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	678	678
Comprehensive (loss) income attributable to Syniverse, Inc.	$(34,255)	$(90,875)	$(65,386)	$119,980	$(70,536)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	11,109	40,301	15,476	—	66,886
Cash flows from investing activities
Capital expenditures	—	(26,816)	(5,736)	—	(32,552)
Redemption of certificate of deposit	—	—	107	—	107
Proceeds from divestitures	—	3	—	—	3
Net cash used in investing activities	—	(26,813)	(5,629)	—	(32,442)
Cash flows from financing activities
Debt modification costs paid	(177)	—	—	—	(177)
Principal payments on long-term debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligation	—	(2,789)	(56)	—	(2,845)
Distribution to Syniverse Corporation	(932)	—	—	—	(932)
Purchase of redeemable noncontrolling interest	—	—	—	—	—
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(11,109)	(2,789)	(1,267)	—	(15,165)
Effect of exchange rate changes on cash	—	—	1,869	—	1,869
Net increase in cash	—	10,699	10,449	—	21,148
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$49,384	$61,111	$—	$110,495

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$38,685	$50,662	$—	$89,347
Accounts receivable, net of allowances	—	142,793	53,170	—	195,963
Accounts receivable - affiliates	2,024,262	2,180,581	414,014	(4,618,857)	—
Interest receivable - affiliates	337	—	—	(337)	—
Deferred tax assets	10,635	706	4,534	(10,635)	5,240
Income taxes receivable	—	3,195	5,354	—	8,549
Prepaid and other current assets	1,543	17,251	17,753	—	36,547
Total current assets	2,036,777	2,383,211	545,487	(4,629,829)	335,646
Property and equipment, net	—	90,186	27,188	—	117,374
Capitalized software, net	—	181,465	45,146	—	226,611
Deferred costs, net	48,573	—	—	—	48,573
Goodwill	—	1,924,005	395,785	—	2,319,790
Identifiable intangibles, net	—	400,017	96,483	—	496,500
Long-term note receivable - affiliates	5,284	—	7,182	(12,466)	—
Deferred tax assets	—	—	6,240	—	6,240
Other assets	—	5,311	8,556	—	13,867
Investment in subsidiaries	2,330,367	735,309	—	(3,065,676)	—
Total assets	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$25,883	$9,084	$—	$34,967
Accounts payable - affiliates	1,268,265	3,077,728	272,864	(4,618,857)	—
Income taxes payable	—	1,894	4,045	—	5,939
Accrued liabilities	26,347	43,669	36,871	—	106,887
Accrued interest - affiliates	—	140	197	(337)	—
Deferred revenues	—	2,839	5,410	—	8,249
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	6,788	74	—	6,862
Total current liabilities	1,294,612	3,158,941	333,322	(4,619,194)	167,681
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	5,296	(12,479)	—
Deferred tax liabilities	—	199,557	18,029	(10,635)	206,951
Long-term capital lease obligation, net of current maturities	—	8,937	—	—	8,937
Long-term debt, net of original issue discount	2,063,958	—	—	—	2,063,958
Other long-term liabilities	—	14,519	32,958	(6,195)	41,282
Total liabilities	3,358,570	3,389,137	389,605	(4,648,503)	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,182,622	2,209,459	559,359	(2,719,332)	1,232,108
(Accumulated deficit) retained earnings	(119,221)	120,375	91,082	(211,483)	(119,247)
Accumulated other comprehensive (loss) income	(970)	533	(44,908)	1,123	(44,222)
Total Syniverse, Inc. stockholder equity	1,062,431	2,330,367	742,462	(3,066,621)	1,068,639
Nonredeemable noncontrolling interest	—	—	—	7,153	7,153
Total equity	1,062,431	2,330,367	742,462	(3,059,468)	1,075,792
Total liabilities and stockholder equity	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$170,766	$56,370	$—	$227,136
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	66,206	26,162	—	92,368
Sales and marketing	—	11,281	8,757	—	20,038
General and administrative	—	35,843	(3,677)	—	32,166
Depreciation and amortization	—	44,582	11,517	—	56,099
Employee termination benefits	—	817	1,071	—	1,888
Acquisitions	—	1,476	—	—	1,476
	—	160,205	43,830	—	204,035
Operating income	—	10,561	12,540	—	23,101
Other income (expense), net:
Income (loss) from equity investment	16,208	23,309	—	(39,517)	—
Interest expense, net	(30,263)	(88)	215	—	(30,136)
Interest expense - affiliate, net	63	(148)	85	—	—
Equity income (loss) in investee	—	—	(404)	—	(404)
Other, net	5,377	(9,728)	2,749	—	(1,602)
	(8,615)	13,345	2,645	(39,517)	(32,142)
(Loss) income before provision for (benefit from) income taxes	(8,615)	23,906	15,185	(39,517)	(9,041)
Provision for (benefit from) income taxes	1,064	7,698	(8,786)	—	(24)
Net (loss) income from continuing operations	(9,679)	16,208	23,971	(39,517)	(9,017)
Net income (loss) from discontinued operations	—	—	(560)	—	(560)
Net (loss) income	(9,679)	16,208	23,411	(39,517)	(9,577)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	102	102
Net (loss) income attributable to Syniverse, Inc.	$(9,679)	$16,208	$23,411	$(39,619)	$(9,679)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(9,679)	$16,208	$23,971	$(39,619)	$(9,119)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(9,679)	$16,208	$23,411	$(39,619)	$(9,679)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(9,679)	$16,208	$23,411	$(39,517)	$(9,577)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax expense of $113	—	—	(3,097)	—	(3,097)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $11	—	—	24	—	24
Other comprehensive loss	—	—	(3,073)	—	(3,073)
Comprehensive (loss) income	(9,679)	16,208	20,338	(39,517)	(12,650)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	305	305
Comprehensive (loss) income attributable to Syniverse, Inc.	$(9,679)	$16,208	$20,338	$(39,822)	$(12,955)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$336,591	$110,245	$—	$446,836
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	132,696	48,064	—	180,760
Sales and marketing	—	24,318	18,273	—	42,591
General and administrative	—	67,760	2,445	—	70,205
Depreciation and amortization	—	88,915	22,991	—	111,906
Employee termination benefits	—	2,497	2,358	—	4,855
Restructuring	—	22	—	—	22
Acquisitions	—	1,476	—	—	1,476
	—	317,684	94,131	—	411,815
Operating income	—	18,907	16,114	—	35,021
Other income (expense), net:
Income (loss) from equity investment	33,013	19,210	—	(52,223)	—
Interest expense, net	(60,276)	(175)	325	—	(60,126)
Interest expense - affiliate, net	127	(148)	21	—	—
Equity income (loss) in investee	—	—	(97)	—	(97)
Other, net	6,108	(9,266)	2,863	—	(295)
	(21,028)	9,621	3,112	(52,223)	(60,518)
(Loss) income before provision for (benefit from) income taxes	(21,028)	28,528	19,226	(52,223)	(25,497)
Provision for (benefit from) income taxes	5,148	(4,485)	(926)	—	(263)
Net (loss) income from continuing operations	(26,176)	33,013	20,152	(52,223)	(25,234)
Net income (loss) from discontinued operations	—	—	(560)	—	(560)
Net (loss) income	(26,176)	33,013	19,592	(52,223)	(25,794)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	382	382
Net (loss) income attributable to Syniverse, Inc.	$(26,176)	$33,013	$19,592	$(52,605)	$(26,176)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(26,176)	$33,013	$20,152	$(52,605)	$(25,616)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(26,176)	$33,013	$19,592	$(52,605)	$(26,176)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(26,176)	$33,013	$19,592	$(52,223)	$(25,794)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax benefit of $122	—	—	(3,535)	—	(3,535)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $54	—	—	128	—	128
Other comprehensive loss	—	—	(3,407)	—	(3,407)
Comprehensive (loss) income	(26,176)	33,013	16,185	(52,223)	(29,201)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	795	795
Comprehensive (loss) income attributable to Syniverse, Inc.	$(26,176)	$33,013	$16,185	$(53,018)	$(29,996)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	626	52,226	15,860	—	68,712
Cash flows from investing activities
Capital expenditures	—	(36,902)	(21,027)	—	(57,929)
Redemption of certificate of deposit	—	—	3,701	—	3,701
Proceeds from divestitures	—	—	717	—	717
Net cash used in investing activities	—	(36,902)	(16,609)	—	(53,511)
Cash flows from financing activities
Payments on capital lease obligation	—	(5,376)	(52)	—	(5,428)
Distribution to Syniverse Corporation	(626)	—	—	—	(626)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(889)	—	(889)
Net cash used in financing activities	(626)	(5,376)	(1,442)	—	(7,444)
Effect of exchange rate changes on cash	—	(66)	158	—	92
Net increase (decrease) in cash	—	9,882	(2,033)	—	7,849
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$217,196	$97,053	$—	$314,249

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including, without limitation, those included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.

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

Executive Overview
Financial Highlights
For the three months ended June 30, 2015, revenues decreased $11.0 million, or 4.8%, to $216.2 million from $227.1 million for the comparable prior year period. Operating income decreased $12.5 million to $10.6 million for the three months ended June 30, 2015 from $23.1 million for the same period in 2014. Net loss from continuing operations decreased $2.6 million to $6.4 million for the three months ended June 30, 2015, from $9.0 million for the same period in 2014. Net loss from continuing operations for the three months ended June 30, 2015 includes an increase in benefit from income taxes of $14.7 million. Adjusted EBITDA decreased $14.7 million, or 16.6%, to $73.8 million for the three months ended June 30, 2015 from $88.5 million for the same period in 2014. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss from continuing operations.

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
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. A majority of our revenues were generated by transaction-based fees during the first six months of 2015. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
Certain of our customer contracts include bundled services and are therefore accounted for as multiple-element arrangements. We evaluate multiple-element arrangements to determine whether the deliverables included in the arrangement represent separate units of accounting. We allocate the arrangement consideration among the separate units of accounting using the relative selling price method. Then, we apply the applicable revenue recognition criteria in ASC 605 to each of the separate units of accounting to determine the appropriate period and pattern of recognition.
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

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of leased facilities.

•	Acquisitions include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.

Results of Operations

The following table presents an overview of our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Three Months Ended June 30,
		% of		% of	2015 compared to 2014
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$183,783	85.0%	$194,298	85.5%	$(10,515)	(5.4)%
Enterprise & Intelligence Solutions	32,402	15.0%	32,838	14.5%	(436)	(1.3)%
Revenues	216,185	100.0%	227,136	100.0%	(10,951)	(4.8)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	98,268	45.5%	92,368	40.7%	5,900	6.4%
Sales and marketing	19,190	8.9%	20,038	8.8%	(848)	(4.2)%
General and administrative	32,913	15.2%	32,166	14.2%	747	2.3%
Depreciation and amortization	55,013	25.4%	56,099	24.7%	(1,086)	(1.9)%
Employee termination benefits	83	0.0%	1,888	0.8%	(1,805)	(95.6)%
Restructuring	93	0.0%	—	0.0%	93	100.0%
Acquisitions	11	0.0%	1,476	0.6%	(1,465)	(99.3)%
	205,571	95.1%	204,035	89.8%	1,536	0.8%
Operating income	10,614	4.9%	23,101	10.2%	(12,487)	(54.1)%
Other income (expense), net:
Interest expense, net	(30,432)	(14.1)%	(30,136)	(13.3)%	(296)	1.0%
Equity loss in investee	(53)	—%	(404)	(0.2)%	351	(86.9)%
Other, net	(1,276)	(0.6)%	(1,602)	(0.7)%	326	(20.3)%
	(31,761)	(14.7)%	(32,142)	(14.2)%	381	(1.2)%
Loss before benefit from income taxes	(21,147)	(9.8)%	(9,041)	(4.0)%	(12,106)	133.9%
Benefit from income taxes	(14,711)	(6.8)%	(24)	0.0%	(14,687)	61,195.8%
Net loss from continuing operations	$(6,436)	(3.0)%	$(9,017)	(4.0)%	$2,581	(28.6)%

Revenues

Revenues decreased $11.0 million to $216.2 million for the three months ended June 30, 2015 from $227.1 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $12.8 million of revenue for the three months ended June 30, 2015, revenues declined $23.8 million. Foreign currency translation contributed $8.7 million to the decline in revenue due primarily to the strengthening of the U.S. dollar against the Euro.

Revenue from Mobile Transaction Services decreased $10.5 million, or 5.4%, to $183.8 million for the three months ended June 30, 2015 from $194.3 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $11.4 million during the second quarter, revenues declined $21.9 million. Foreign currency translation contributed $7.5 million to the decline in revenue. The remainder of the decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $13.0 million, competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $1.4 million and the impact of a legacy messaging service that went end-of-life in May 2014 of $3.2 million. These declines were partially offset by continued volume growth within our advanced network interoperability services, including growth in our IPX services as well as database and data optimization services of $4.8 million.

Revenue from Enterprise & Intelligence Solutions decreased $0.4 million, or 1.3%, to $32.4 million for the three months ended June 30, 2015 from $32.8 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $1.4 million during the second quarter, revenues declined $1.8 million. Foreign currency translation contributed $1.2 million to the decline in revenue. The remaining decline was primarily driven by volume declines from certain lower margin wholesale and OTT messaging customers in our enterprise mobility services, as we focus on higher margin services in our enterprise messaging business. These volume declines were substantially offset by organic growth in our enterprise messaging, mobile engagement and business messaging services.

Costs and Expenses

Costs and expenses increased $1.5 million to $205.6 million for the three months ended June 30, 2015 from $204.0 million for the prior year period. Excluding the impact of the Aicent Acquisition, which added $15.0 million of costs and expenses for the three months ended June 30, 2015 (including $3.8 million of depreciation and amortization), costs and expenses declined $13.5 million. Foreign currency translation contributed $4.8 million to the decline due primarily to the strengthening of the U.S. dollar against the Euro.

Cost of operations increased $5.9 million to $98.3 million for the three months ended June 30, 2015 from $92.4 million for the three months ended June 30, 2014. The table below summarizes our cost of operations by category of spending.

	Three Months Ended June 30,		2015 compared to 2014
(in thousands)	2015	2014	$ change	% change
Cost of Operations:
Headcount and related costs	$27,107	$24,734	$2,373	9.6%
Variable costs	26,650	25,785	865	3.4%
Data processing, hosting and support costs	23,056	25,127	(2,071)	(8.2)%
Network costs	16,871	12,992	3,879	29.9%
Other operating related costs	4,584	3,730	854	22.9%
Cost of Operations	$98,268	$92,368	$5,900	6.4%

The increase in headcount and related costs for the three months ended June 30, 2015 was driven by $1.4 million in headcount related costs resulting primarily from the workforce acquired in the Aicent Acquisition and an increase in performance-based compensation.

The increase in variable costs for the three months ended June 30, 2015 was due primarily to the Aicent Acquisition which contributed $3.0 million in variable costs during the period. Excluding the impact of the Aicent Acquisition, variable costs decreased $2.1 million due primarily to organic volume declines in our enterprise mobility messaging services.

Variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 17.7% and 17.8% for the three months ended June 30, 2015 and 2014, respectively.

The decrease in data processing, hosting and support costs for the three months ended June 30, 2015 was primarily due to lower software maintenance costs and a reduction in data center expansion costs.

The increase in network costs for the three months ended June 30, 2015 was primarily driven by additional costs of $4.7 million resulting from the Aicent Acquisition. We intend to continue expanding our network infrastructure on an as-needed basis to support future growth opportunities, however, integration efforts will drive consolidation across our current infrastructure and are expected to result in network cost reductions over time.

As a percentage of revenues, cost of operations increased to 45.5% from 40.7% for the three months ended June 30, 2015 and 2014, respectively.

Sales and marketing expense decreased $0.8 million to $19.2 million for the three months ended June 30, 2015 from $20.0 million for the same period in 2014. The Aicent Acquisition contributed $0.7 million during the three months ended June 30, 2015, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Aicent Acquisition, sales and marketing expense decreased $1.5 million due primarily to a reduction in headcount resulting from our October 2014 restructuring plan as well as other cost savings initiatives, partially offset by higher performance-based compensation. As a percentage of revenues, sales and marketing expense was 8.9% and 8.8% for the three months ended June 30, 2015 and 2014, respectively.

General and administrative expense increased $0.7 million to $32.9 million for the three months ended June 30, 2015 from $32.2 million for the same period in 2014. The Aicent Acquisition contributed $1.0 million primarily due to headcount related costs for the acquired employees. Excluding the impact of the Aicent Acquisition, general and administrative expense decreased $0.3 million due primarily to lower headcount related costs resulting from our October 2014 restructuring plan and a reduction in professional services costs, partially offset by higher performance and stock-based compensation. As a percentage of revenues, general and administrative expense was 15.2% and 14.2% for the three months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense decreased $1.1 million to $55.0 million for the three months ended June 30, 2015 from $56.1 million for the same period in 2014. The decrease was driven by $2.3 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition, partially offset by an increase of $1.3 million of depreciation of property and equipment primarily driven by assets acquired under capital leases in the latter part of 2014 and the first half of 2015.

Employee termination benefits expense was $0.1 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. The decrease was driven primarily by severance costs related to a reduction-in-force in the prior year period as a result of cost saving initiatives.

Acquisitions expense was less than $0.1 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014.

Other Income (Expense), net

Interest expense, net increased $0.3 million to $30.4 million for the three months ended June 30, 2015 from $30.1 million for the same period in 2014. The increase was due primarily to amortization of deferred financing costs related to our Senior Notes.

Other, net decreased $0.3 million to a $1.3 million loss for the three months ended June 30, 2015 from a $1.6 million loss for the same period in 2014 primarily due to the unfavorable foreign currency impact of the decline in the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $14.7 million for the three months ended June 30, 2015, compared to a benefit of less than $0.1 million for the three months ended June 30, 2014. During the three months ended June 30, 2015 and 2014, the effective tax rate was a benefit of 69.6% and 0.3%, respectively. The tax benefit recognized for the three months ended March 31, 2015, was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the reversal of the prior quarter loss limitation described above, (ii) the impact of certain discrete items and (iii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Results of Operations

The following table presents an overview of our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Six Months Ended June 30,
		% of		% of	2015 compared to 2014
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$362,740	85.2%	$381,372	85.3%	$(18,632)	(4.9)%
Enterprise & Intelligence Solutions	63,062	14.8%	65,464	14.7%	(2,402)	(3.7)%
Revenues	425,802	100.0%	446,836	100.0%	(21,034)	(4.7)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	199,808	46.9%	180,760	40.5%	19,048	10.5%
Sales and marketing	38,356	9.0%	42,591	9.5%	(4,235)	(9.9)%
General and administrative	66,844	15.7%	70,205	15.7%	(3,361)	(4.8)%
Depreciation and amortization	109,861	25.8%	111,906	25.0%	(2,045)	(1.8)%
Employee termination benefits	135	—%	4,855	1.1%	(4,720)	(97.2)%
Restructuring	(107)	—%	22	—%	(129)	(586.4)%
Acquisitions	111	—%	1,476	0.3%	(1,365)	(92.5)%
	415,008	97.5%	411,815	92.2%	3,193	0.8%
Operating income	10,794	2.5%	35,021	7.8%	(24,227)	(69.2)%
Other income (expense), net:
Interest expense, net	(60,960)	(14.3)%	(60,126)	(13.5)%	(834)	1.4%
Equity income (loss) in investee	1	—%	(97)	—%	98	(101.0)%
Other, net	(2,823)	(0.7)%	(295)	(0.1)%	(2,528)	856.9%
	(63,782)	(15.0)%	(60,518)	(13.5)%	(3,264)	5.4%
Loss before benefit from income taxes	(52,988)	(12.4)%	(25,497)	(5.7)%	(27,491)	107.8%
Benefit from income taxes	(20,571)	(4.8)%	(263)	(0.1)%	(20,308)	7,721.7%
Net loss from continuing operations	$(32,417)	(7.6)%	$(25,234)	(5.6)%	$(7,183)	28.5%

Revenues

Revenues decreased $21.0 million to $425.8 million for the six months ended June 30, 2015 from $446.8 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $25.5 million of revenue for the six months ended June 30, 2015, revenues declined $46.5 million. Foreign currency translation contributed $16.2 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $18.6 million, or 4.9%, to $362.7 million for the six months ended June 30, 2015 from $381.4 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $22.9 million during the period, revenues declined $41.5 million. Foreign currency translation contributed $14.0 million to the decline in revenue. The remainder of the decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $23.3 million, competitive pricing pressure, partially offset by volume increases across our GSM clearing and settlement suite of $3.8 million and the impact of a legacy messaging service that went end-of-life in May 2014 of $10.4 million. These declines were partially offset by continued volume growth within our advanced network interoperability services, including growth in our IPX services as well as database and data optimization services of $9.5 million.

Revenue from Enterprise & Intelligence Solutions decreased $2.4 million, or 3.7%, to $63.1 million for the six months ended June 30, 2015 from $65.5 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $2.5 million during the period, revenues declined $4.9 million. Foreign currency translation contributed $2.2 million to the decline in revenue. The remaining decline was primarily driven by the volume declines in our enterprise mobility services, substantially offset by organic growth in our enterprise messaging, mobile engagement and business messaging services.

Costs and Expenses

Costs and expenses increased $3.2 million to $415.0 million for the six months ended June 30, 2015 from $411.8 million for the six months ended June 30, 2014. Excluding the impact of the Aicent Acquisition, which added $29.9 million of costs and expenses for the six months ended June 30, 2015 (including $7.6 million of depreciation and amortization), costs and expenses declined $26.7 million. Foreign currency translation contributed $10.6 million to the decline due primarily to the strengthening of the U.S. dollar against the Euro.

Cost of operations increased $19.0 million to $199.8 million for the six months ended June 30, 2015 from $180.8 million for the prior year period. The table below summarizes our cost of operations by category of spending.

	Six Months Ended June 30,		2015 compared to 2014
(in thousands)	2015	2014	$ change	% change
Cost of Operations:
Headcount and related costs	$52,526	$50,727	$1,799	3.5%
Variable costs	59,620	51,413	8,207	16.0%
Data processing, hosting and support costs	47,053	47,065	(12)	—%
Network costs	32,460	24,640	7,820	31.7%
Other operating related costs	8,149	6,915	1,234	17.8%
Cost of Operations	$199,808	$180,760	$19,048	10.5%

The increase in headcount and related costs for the six months ended June 30, 2015 was driven by a $2.6 million increase in headcount related costs resulting primarily from the workforce acquired in the Aicent Acquisition and an increase in performance-based compensation. The increase was partially offset by a regional shift in workforce.

The increase in variable costs for the six months ended June 30, 2015 was due primarily to the Aicent Acquisition which contributed $6.0 million in variable costs during the period. In addition, we incurred $6.0 million of message termination fees related to a contract we entered into during the fourth quarter of 2014 with a European wholesale enterprise messaging customer, primarily to provide wholesale messaging delivery services. We began providing services in December 2014, and messaging volumes became meaningful in the first quarter of 2015. During the first quarter of 2015, we learned that the United Kingdom (“UK”) Secretary of State for Business, Innovation and Skills initiated liquidation proceedings against the customer in the public interest arising out of an investigation into the customer’s affairs. A liquidator was duly appointed to dissolve the customer company, resulting in it terminating all business activities. As a result of this action, we determined that collectibility of the revenue earned from this customer was no longer reasonably assured and were therefore unable to record approximately $7.0 million of revenue for services provided to the customer. To date, we have not received any payment for services provided to this customer. We are taking all commercially reasonable actions (legal and otherwise) and are cooperating with UK authorities to pursue financial recovery. However, there can be no assurance that any recovery will be achieved. This incremental cost was isolated to the three months ended March 31, 2015 and will not impact future periods. Excluding the impact of the incremental message termination fees and the Aicent Acquisition, variable costs decreased $3.8 million for the six months ended June 30, 2015 due primarily to organic volume declines in our enterprise mobility messaging services.

Variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 19.5% and 17.5% for the six months ended June 30, 2015 and 2014, respectively.

Data processing, hosting and support costs for the six months ended June 30, 2015 were flat to the prior year period.

The increase in network costs for the six months ended June 30, 2015 was primarily driven by additional costs of $7.9 million resulting from the Aicent Acquisition. We intend to continue expanding our network infrastructure on an as-needed basis to support future growth opportunities, however, integration efforts will drive consolidation across our current infrastructure and are expected to result in network cost reductions over time.

As a percentage of revenues, cost of operations increased to 46.9% from 40.5% for the six months ended June 30, 2015 and 2014, respectively.

Sales and marketing expense decreased $4.2 million to $38.4 million for the six months ended June 30, 2015 from $42.6 million for the same period in 2014. The Aicent Acquisition contributed $1.7 million during the six months ended June 30, 2015, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Aicent Acquisition, sales and marketing expense decreased $5.9 million due primarily to the same factors impacting the quarter discussed above. As a percentage of revenues, sales and marketing expense was 9.0% and 9.5% for the six months ended June 30, 2015 and 2014, respectively.

General and administrative expense decreased $3.4 million to $66.8 million for the six months ended June 30, 2015 from $70.2 million for the same period in 2014. The Aicent Acquisition contributed $2.7 million primarily due to headcount related costs for the acquired employees. Excluding the impact of the Aicent Acquisition, general and administrative expense decreased $6.1 million due primarily to the same factors impacting the quarter discussed above. As a percentage of revenues, general and administrative expense was 15.7% and 15.7% for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense decreased $2.0 million to $109.9 million for the six months ended June 30, 2015 from $111.9 million for the same period in 2014. The decrease was driven by $5.0 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition, partially offset by an increase of $3.0 million of depreciation of property and equipment primarily driven by assets acquired under capital leases in the latter part of 2014 and the first half of 2015.

Employee termination benefits expense was $0.1 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease was driven primarily by severance costs related to a reduction-in-force in the prior year period as a result of cost saving initiatives.

Acquisitions expense was $0.1 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014.

Other Income (Expense), net

Interest expense, net increased $0.8 million to $61.0 million for the six months ended June 30, 2015 from $60.1 million for the same period in 2014. The increase was due primarily to financing costs associated with the amendment to our credit agreement and amortization of deferred financing costs related to our Senior Notes.

Other, net decreased $2.5 million to a $2.8 million loss, which includes a $3.8 million out-of-period foreign currency transaction gain, for the six months ended June 30, 2015 from a $0.3 million loss for the same period in 2014. The decrease was primarily due to the unfavorable foreign currency impact of the decline in the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $20.6 million for the six months ended June 30, 2015, compared to a benefit of $0.3 million for the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the effective tax rate was a benefit of 38.8%and 1.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of certain discrete items and (ii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of June 30, 2015 approximately 55% of our cash and cash equivalents were held by our foreign subsidiaries.

The Revolving Credit Facility had an outstanding Euro letter of credit of $1.9 million at June 30, 2015, which reduced availability under the Revolving Credit Facility. The unused commitment under the Revolving Credit Facility was $148.1 million at June 30, 2015.

We believe that our cash on hand, together with cash flow from operations and, if required, borrowings under the Revolving Credit Facility will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt or equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $110.5 million at June 30, 2015 as compared to $89.3 million at December 31, 2014. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$66,886	$68,712
Net cash used in investing activities	(32,442)	(53,511)
Net cash used in financing activities	(15,165)	(7,444)
Effect of exchange rate changes on cash	1,869	92
Net increase in cash	$21,148	$7,849

Net cash provided by operating activities decreased $1.8 million to $66.9 million for the six months ended June 30, 2015 from $68.7 million for the same period in 2014. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $24.6 million primarily due to lower operating income as compared to the prior year period.

The decrease was partially offset by:

•
increased cash provided by working capital of $22.8 million due primarily to a decrease in the payment of performance-based compensation awards and timing of payments to vendors, partially offset by higher accounts receivable driven by timing of collections.

Net cash used in investing activities was $32.4 million for the six months ended June 30, 2015, as compared to $53.5 million for the six months ended June 30, 2014. The decrease was driven by:

•
decreased capital expenditures of $25.4 million, primarily due to reductions in investments for acquisition integration activities and lower spending on data center capacity increases and investments in our internal infrastructure.

The decrease was partially offset by:

•	the redemption of a $0.1 million certificate of deposit during the six months ended June 30, 2015 compared to $3.7 million in the prior period; and

•	proceeds of $0.7 million from the sale of a divested business during the six months ended June 30, 2014.

Net cash used in financing activities was $15.2 million for the six months ended June 30, 2015 as compared to $7.4 million for the six months ended June 30, 2014. The increase was due to:

•	a $10.0 million payment on our Revolving Credit Facility during the first quarter of 2015.

The increase was partially offset by:

•	decreased payments on capital lease obligations of $2.6 million.

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
As of June 30, 2015, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount, was $911.8 million and $678.7 million, respectively. At June 30, 2015, the applicable interest rate was 4.00% on these term loans based on the Eurodollar rate loan option.

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
Adjusted EBITDA is determined by adding the following items to net loss from continuing operations: other income (expense), net, excluding the impact of equity (loss) income in investee, benefit from income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock-based compensation, acquisitions expense, business development, integration and other non-recurring expenses , CEO transition costs and fees and expenses paid to Carlyle pursuant to our consulting agreement.

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
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended June 30,
(in thousands)	2015	2014
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(6,436)	$(9,017)
Equity loss in investee	(53)	(404)
Other expense, net	31,761	32,142
Benefit from income taxes	(14,711)	(24)
Depreciation and amortization	55,013	56,099
Employee termination benefits (a)	83	1,888
Restructuring (b)	93	—
Non-cash stock-based compensation (c)	4,162	1,894
Acquisitions (d)	11	1,476
Business development, integration and other non-recurring expenses (e)	3,074	3,667
CEO transition costs (f)	6	—
Consulting fee and related expenses (g)	795	793
Adjusted EBITDA	$73,798	$88,514

	Six Months Ended June 30,
(in thousands)	2015	2014
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(32,417)	$(25,234)
Equity income (loss) in investee	1	(97)
Other expense, net	63,782	60,518
Benefit from income taxes	(20,571)	(263)
Depreciation and amortization	109,861	111,906
Employee termination benefits (a)	135	4,855
Restructuring (b)	(107)	22
Non-cash stock-based compensation (c)	6,413	3,913
Acquisitions (d)	111	1,476
Business development, integration and other non-recurring expenses (e)	5,356	8,071
CEO transition costs (f)	1,649	—
Consulting fee and related expenses (g)	1,590	1,591
Adjusted EBITDA	$135,803	$166,758

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits that are unrelated to a restructuring plan.

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

(e)
Reflects items associated with business development and integration expenses, such as contractor, advisory services, travel and employee retention costs, as well as other expenses not expected to occur in the ordinary course of business.

(f)	Reflects costs associated with the transition of our Chief Executive Officer, including recruiting and travel expenses.

(g)	Reflects consulting fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for loss from discontinued operations, net of tax, fair value adjustment to assets and liabilities related to assets held for sale, working capital adjustment related to discontinued operations and acquisitions expense less capital expenditures.
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
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Six Months Ended June 30,
(in thousands)	2015	2014
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$66,886	$68,712
Loss from discontinued operations, net of tax	—	560
Working capital changes related to discontinued operations	—	(560)
Acquisitions	111	1,476
Capital expenditures	(32,552)	(57,929)
Free Cash Flow	$34,445	$12,259

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $432.6 million and $488.5 million as of June 30, 2015 and December 31, 2014, respectively.
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

Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2015 and 2014, we recorded $0.8 million and $1.6 million, respectively, under this agreement.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of June 30, 2015, Carlyle held $57.8 million and $22.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

Contractual Obligations

Our total capital lease obligations increased $17.8 million during the six months ended June 30, 2015 due to equipment leases and software licensing arrangements entered into during the first half of 2015. The leases have terms of three to five years with payments due at the beginning of each quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 2.00%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2015, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2015 would have increased or decreased our revenues and net loss by approximately $8.5 million and $3.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015. Based on the evaluation, as of June 30, 2015, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
*#10.1	Second Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.)
*#10.2	Amendment, dated as of May 20, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich
*10.3	Form of Stock Option Agreement for 2011 Equity Incentive Plan of Syniverse Corporation
*10.4	Form of Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan of Syniverse Corporation
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

*	Filed herewith

**	Furnished herewith

#	Management contract of compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Date: August 12, 2015

INDEX OF EXHIBITS

Exhibit No.	Description
*#10.1	Second Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.)
*#10.2	Amendment, dated as of May 20, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich
*10.3	Form of Stock Option Agreement for 2011 Equity Incentive Plan of Syniverse Corporation
*10.4	Form of Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan of Syniverse Corporation
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

*	Filed herewith

**	Furnished herewith

#	Management contract of compensatory plan or arrangement