Form 10-Q
period 2015-09-30
SYNIVERSE HOLDINGS INC
filed 2015-11-09
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares of common stock of the registrant outstanding at November 6, 2015 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,142	$89,347
Accounts receivable, net of allowances of $28,296 and $25,608, respectively	202,997	195,963
Deferred tax assets	5,428	5,240
Income taxes receivable	11,461	8,549
Prepaid and other current assets	32,810	36,547
Total current assets	376,838	335,646
Property and equipment, net	114,885	117,374
Capitalized software, net	197,032	226,611
Deferred costs, net	40,189	48,573
Goodwill	2,295,229	2,319,790
Identifiable intangibles, net	424,004	496,500
Deferred tax assets	5,428	6,240
Other assets	12,598	13,867
Total assets	$3,466,203	$3,564,601
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$38,247	$34,967
Income taxes payable	3,186	5,939
Accrued liabilities	95,029	106,887
Deferred revenues	5,382	8,249
Deferred tax liabilities	4,777	4,777
Current portion of capital lease obligation	13,736	6,862
Current portion of long-term debt, net of original issue discount	3,396	—
Total current liabilities	163,753	167,681
Long-term liabilities:
Deferred tax liabilities	176,893	206,951
Long-term capital lease obligation, net of current maturities	17,944	8,937
Long-term debt, net of original issue discount	2,052,587	2,063,958
Other long-term liabilities	42,324	41,282
Total liabilities	2,453,501	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,244,745	1,232,108
Accumulated deficit	(158,481)	(119,247)
Accumulated other comprehensive loss	(80,370)	(44,222)
Total Syniverse Holdings, Inc. stockholder equity	1,005,894	1,068,639
Nonredeemable noncontrolling interest	6,808	7,153
Total equity	1,012,702	1,075,792
Total liabilities and stockholder equity	$3,466,203	$3,564,601
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$223,899	$239,822	$649,701	$686,658
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	96,302	96,820	296,109	277,580
Sales and marketing	19,399	18,328	57,755	60,919
General and administrative	34,873	33,674	101,717	103,879
Depreciation and amortization	55,477	62,214	165,338	174,120
Employee termination benefits	366	4,548	501	9,403
Restructuring	(172)	18	(280)	40
Acquisitions	—	536	111	2,012
	206,245	216,138	621,251	627,953
Operating income	17,654	23,684	28,450	58,705
Other income (expense), net:
Interest expense, net	(30,846)	(30,917)	(91,807)	(91,043)
Equity (loss) income in investee	(2)	156	(1)	59
Other, net	2,397	977	(426)	682
	(28,451)	(29,784)	(92,234)	(90,302)
Loss before benefit from income taxes	(10,797)	(6,100)	(63,784)	(31,597)
Benefit from income taxes	(4,959)	(21,824)	(25,530)	(22,087)
Net (loss) income from continuing operations	(5,838)	15,724	(38,254)	(9,510)
Net loss from discontinued operations	—	—	—	(560)
Net (loss) income	(5,838)	15,724	(38,254)	(10,070)
Net income attributable to nonredeemable noncontrolling interest	370	309	980	691
Net (loss) income attributable to Syniverse Holdings, Inc.	$(6,208)	$15,415	$(39,234)	$(10,761)

Amounts attributable to Syniverse Holdings, Inc.:
Net (loss) income from continuing operations	$(6,208)	$15,415	$(39,234)	$(10,201)
Net loss from discontinued operations	—	—	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(6,208)	$15,415	$(39,234)	$(10,761)

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Net (loss) income	$(5,838)	$15,724	$(38,254)	$(10,070)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,129	(44,677)	(36,411)	(48,211)
Amortization of unrecognized loss included in net periodic pension cost (2)	50	23	149	151
Other comprehensive income (loss)	1,179	(44,654)	(36,262)	(48,060)
Comprehensive loss	(4,659)	(28,930)	(74,516)	(58,130)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	188	223	866	1,019
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(4,847)	$(29,153)	$(75,382)	$(59,149)

(1)
Foreign currency translation adjustments are shown net of income tax (benefit) expense of $(24) and $209 for the three and nine months ended September 30, 2015, respectively, and net of income tax expense of $573 and $450 for the three and nine months ended September 30, 2014, respectively.

(2)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $22 and $65 for the three and nine months ended September 30, 2015, respectively, and net of income tax expense of $10 and $63 for the three and nine months ended September 30, 2014, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(10,761)	—	691	(10,070)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $450	—	—	—	—	(48,539)	328	(48,211)
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $63	—	—	—	—	151	—	151
Stock-based compensation	—	—	6,935	—	—	—	6,935
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(889)	(889)
Distributed to Syniverse Corporation	—	—	(1,251)	—	—	—	(1,251)
Balance, September 30, 2014 (Unaudited)	1	$—	$1,231,058	$(82,005)	$(20,653)	$6,911	$1,135,311

Balance, December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(39,234)	—	980	(38,254)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax expense of $209	—	—	—	—	(36,297)	(114)	(36,411)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $65	—	—	—	—	149	—	149
Stock-based compensation	—	—	11,752	—	—	—	11,752
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Contributed from Syniverse Corporation	—	—	885	—	—	—	885
Balance, September 30, 2015 (Unaudited)	1	$—	$1,244,745	$(158,481)	$(80,370)	$6,808	$1,012,702
See accompanying notes to unaudited condensed consolidated financial statements

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(38,254)	$(10,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,338	174,120
Amortization of deferred debt issuance costs and original issue discount	9,849	9,295
Allowance for credit memos and uncollectible accounts	17,113	11,951
Deferred income tax benefit	(27,218)	(22,870)
Stock-based compensation	11,752	6,935
Other, net	2,591	5,097
Changes in operating assets and liabilities:
Accounts receivable	(27,293)	(23,516)
Income taxes receivable or payable	(5,911)	(14,726)
Prepaid and other current assets	(1,491)	(3,341)
Accounts payable	3,363	5,651
Accrued liabilities and deferred revenues	(12,624)	(28,552)
Other assets and other long-term liabilities	200	(604)
Net cash provided by operating activities	97,415	109,370
Cash flows from investing activities
Capital expenditures	(47,071)	(77,898)
Acquisitions, net of acquired cash	—	(290,042)
(Purchase) redemption of certificate of deposit	(90)	3,694
Proceeds from divestitures	2,225	717
Net cash used in investing activities	(44,936)	(363,529)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	100,000
Debt modification costs paid	(177)	—
Principal payments on long-term debt	(10,000)	—
Payments on capital lease obligations	(5,764)	(6,483)
Contributed from (distributed to) Syniverse Corporation	885	(1,251)
Purchase of redeemable noncontrolling interest	—	(501)
Distribution to nonredeemable noncontrolling interest	(1,211)	(889)
Net cash (used in) provided by financing activities	(16,267)	90,876
Effect of exchange rate changes on cash	(1,417)	(5,240)
Net increase (decrease) in cash	34,795	(168,523)
Cash at beginning of period	89,347	306,400
Cash at end of period	$124,142	$137,877

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$21,635	$6,588
Supplemental cash flow information
Interest paid	$92,879	$93,903
Income taxes paid	$7,590	$15,555
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
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs and approximately 575 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.
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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $367.6 million and $488.5 million as of September 30, 2015 and December 31, 2014, respectively.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, we recorded foreign currency transaction gains of $2.4 million and losses of $0.4 million, respectively. The loss for the nine months ended September 30, 2015 includes a $3.8 million out-of-period foreign currency transaction gain. For the three and nine months ended September 30, 2014, we recorded foreign currency transaction gains of $1.0 million and $0.7 million, respectively.

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

Revenues by service offerings were as follows:

	Three Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
Mobile Transaction Services	$191,073	$205,794
Enterprise & Intelligence Solutions	32,826	34,028
Revenues	$223,899	$239,822

	Nine Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
Mobile Transaction Services	$553,813	$587,165
Enterprise & Intelligence Solutions	95,888	99,493
Revenues	$649,701	$686,658

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
North America	$139,631	$153,966
Europe, Middle East and Africa	37,306	42,489
Asia Pacific	32,857	28,111
Caribbean and Latin America	14,105	15,256
Revenues	$223,899	$239,822

	Nine Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
North America	$402,767	$448,568
Europe, Middle East and Africa	109,250	121,471
Asia Pacific	94,572	68,832
Caribbean and Latin America	43,112	47,787
Revenues	$649,701	$686,658

Reclassifications of Prior Year Presentation

For the three and nine months ended September 30, 2014, we reclassified Interest income into the Interest expense, net line item in our unaudited condensed consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

3. Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which is included in the ASC in Topic 805. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The update is effective for our financial statements beginning January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which is included in the ASC in Topic 835. ASU 2015-03 requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which is included in the ASC in Topic 835. ASU 2015-15 clarifies that the guidance in ASC 2015-03 does not apply to line-of-credit arrangements. ASC 2015-03 permits an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for our financial statements beginning January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued, and the guidance is to be applied retrospectively to all prior periods presented. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements and related disclosures.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which is included in the ASC in Topic 225. ASU 2015-01 eliminates the concept of extraordinary items. Under this guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The update is effective for our financial statements beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update was effective for our financial statements beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

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

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$38,731	$36,454
Accrued interest	15,749	26,419
Accrued network payables	16,796	14,024
Accrued revenue share expenses	2,513	4,256
Other accrued liabilities	21,240	25,734
Accrued Liabilities	$95,029	$106,887

6. Debt and Credit Facilities

Our total outstanding debt as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(7,369)	(8,982)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,148)	(2,560)
Revolving Credit Facility	—	10,000
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Total debt	2,055,983	2,063,958
Less: Current portion
Long-term debt, current portion	(3,625)	—
Original issue discount, current portion	229	—
Long-term debt	$2,052,587	$2,063,958

Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2015 was $3.3 million and $9.8 million, respectively. Amortization of original issue discount and deferred financing fees for the three and nine months ended September 30, 2014 was $3.2 million and $9.3 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a Credit Agreement with Buccaneer LLC, Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a new senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. The unused commitment under the Revolving Credit Facility was $150.0 million at September 30, 2015.

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

Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
Cost of operations	$191	$79
Sales and marketing	1,642	1,001
General and administrative	3,506	1,942
Stock-Based Compensation	$5,339	$3,022

	Nine Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
Cost of operations	$374	$222
Sales and marketing	3,609	2,701
General and administrative	7,769	4,012
Stock-Based Compensation	$11,752	$6,935

The following table summarizes our stock option activity under the 2011 Plan for the nine months ended September 30, 2015:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2014	8,212,746	$11.15
Granted	3,811,998	11.25
Exercised	(858,001)	10.00
Canceled or expired	(271,667)	14.48
Outstanding at September 30, 2015	10,895,076	$11.19

The fair value of options granted during the nine months ended September 30, 2015 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.88%
Volatility factor	38.30%
Dividend yield	—%
Weighted average expected life of options (in years)	6.39

Restricted stock awards are issued and measured at market value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the nine months ended September 30, 2015:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	63,217	$14.64
Granted	2,240,000	11.25
Vested	(28,735)	14.60
Forfeited	(5,000)	11.25
Outstanding at September 30, 2015	2,269,482	$11.72

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the nine months ended September 30, 2015:

	December 31, 2014				September 30, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$4,179	501	(2,846)	(30)	$1,804

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the nine months ended September 30, 2015:

	December 31, 2014				September 30, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2010 Plan	547	—	—	(41)	506
December 2011 Plan	262	(191)	(71)	—	—
October 2014 Plan	14,622	(89)	(5,236)	(671)	8,626
Total	$15,431	$(280)	$(5,307)	$(712)	$9,132

In October 2014, we implemented a restructuring plan primarily due to the realignment of our costs and expenses with our current revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $15.8 million and contract termination costs of $1.9 million. We have paid $8.3 million related to this plan as of September 30, 2015.

In December 2011, we implemented a restructuring plan primarily to regionalize our customer support workforce for better alignment with our customers’ needs. As a result of this plan, we incurred severance related costs of $3.7 million and contract termination costs of $0.2 million related to the exit of a leased facility, of which all amounts have been paid.

In December 2010, we implemented a restructuring plan primarily to realign certain senior management functions. As a result of this plan, we incurred severance related costs of $2.6 million. We have paid $2.1 million related to this plan as of September 30, 2015.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and nine months ended September 30, 2015, was a benefit of 45.9% and 40.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2014, was a benefit of 357.8% and 69.9%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of certain discrete items and (ii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return under Syniverse Corporation, our parent company. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying unaudited condensed consolidated statements of operations.

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of September 30, 2015, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not significant.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and nine months ended September 30, 2015 and 2014.

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

The carrying amounts and fair values of our long-term debt as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$829,770	$911,835	$891,319
Tranche B Term Loans	678,665	617,585	678,665	663,395
Revolving Credit Facility	—	—	10,000	10,000
Senior Notes	475,000	403,750	475,000	491,625

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2). The Revolving Credit Facility bore interest at a floating rate, therefore the Company believes that the carrying value approximates fair value and is classified within Level 2 of the fair value hierarchy.

12. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2015 and 2014, we recorded $0.7 million, $2.3 million, $0.8 million and $2.4 million, respectively, under this agreement.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2015, Carlyle held $52.0 million and $22.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

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

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by the 100% owned domestic subsidiary guarantors, subject to certain exceptions. Syniverse, Inc.’s other subsidiaries are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,873	$88,269	$—	$124,142
Accounts receivable, net of allowances	—	150,294	52,703	—	202,997
Accounts receivable - affiliates	2,037,567	2,443,463	357,224	(4,838,254)	—
Interest receivable - affiliates	458	—	—	(458)	—
Deferred tax assets	—	706	4,722	—	5,428
Income taxes receivable	—	3,992	7,469	—	11,461
Prepaid and other current assets	2,103	15,995	14,712	—	32,810
Total current assets	2,040,128	2,650,323	525,099	(4,838,712)	376,838
Property and equipment, net	—	91,830	23,055	—	114,885
Capitalized software, net	—	157,958	39,074	—	197,032
Deferred costs, net	40,189	—	—	—	40,189
Goodwill	—	1,924,005	371,224	—	2,295,229
Identifiable intangibles, net	—	349,874	74,130	—	424,004
Long-term note receivable - affiliates	4,888	—	—	(4,888)	—
Deferred tax assets	89,131	—	5,428	(89,131)	5,428
Other assets	—	6,057	6,541	—	12,598
Investment in subsidiaries	2,217,851	645,381	—	(2,863,232)	—
Total assets	$4,392,187	$5,825,428	$1,044,551	$(7,795,963)	$3,466,203

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$30,558	$7,689	$—	$38,247
Accounts payable - affiliates	1,323,956	3,283,606	230,692	(4,838,254)	—
Income taxes payable	—	1,464	1,722	—	3,186
Accrued liabilities	15,509	46,305	33,215	—	95,029
Accrued interest - affiliates	—	—	458	(458)	—
Deferred revenues	—	2,765	2,617	—	5,382
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	13,684	52	—	13,736
Current portion of long-term debt, net of original issue discount	3,396	—	—	—	3,396
Total current liabilities	1,342,861	3,378,382	281,222	(4,838,712)	163,753
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,888	(4,888)	—
Deferred tax liabilities	—	196,955	69,069	(89,131)	176,893
Long-term capital lease obligation, net of current maturities	—	17,791	153	—	17,944
Long-term debt, net of original issue discount	2,052,587	—	—	—	2,052,587
Other long-term liabilities	—	14,449	37,030	(9,155)	42,324
Total liabilities	3,395,448	3,607,577	392,362	(4,941,886)	2,453,501
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,157,430	2,189,169	558,443	(2,660,297)	1,244,745
(Accumulated deficit) retained earnings	(159,721)	28,149	37,873	(64,782)	(158,481)
Accumulated other comprehensive (loss) income	(970)	533	(81,056)	1,123	(80,370)
Total Syniverse, Inc. stockholder equity	996,739	2,217,851	652,189	(2,860,885)	1,005,894
Nonredeemable noncontrolling interest	—	—	—	6,808	6,808
Total equity	996,739	2,217,851	652,189	(2,854,077)	1,012,702
Total liabilities and stockholder equity	$4,392,187	$5,825,428	$1,044,551	$(7,795,963)	$3,466,203

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$173,656	$50,243	$—	$223,899
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	87,603	8,699	—	96,302
Sales and marketing	—	12,330	7,069	—	19,399
General and administrative	—	25,067	9,806	—	34,873
Depreciation and amortization	—	43,416	12,061	—	55,477
Employee termination benefits	—	209	157	—	366
Restructuring	—	212	(384)	—	(172)
	—	168,837	37,408	—	206,245
Operating income	—	4,819	12,835	—	17,654
Other income (expense), net:
(Loss) income from equity investment	(9,260)	(12,824)	—	22,084	—
Interest expense, net	(30,702)	(238)	94	—	(30,846)
Interest expense - affiliate, net	49	—	(49)	—	—
Equity loss in investee	—	—	(2)	—	(2)
Other, net	(7,668)	9,036	990	39	2,397
	(47,581)	(4,026)	1,033	22,123	(28,451)
(Loss) income before (benefit from) provision for income taxes	(47,581)	793	13,868	22,123	(10,797)
(Benefit from) provision for income taxes	(41,336)	10,053	26,324	—	(4,959)
Net (loss) income	(6,245)	(9,260)	(12,456)	22,123	(5,838)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	370	370
Net (loss) income attributable to Syniverse, Inc.	$(6,245)	$(9,260)	$(12,456)	$21,753	$(6,208)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(6,245)	$(9,260)	$(12,456)	$22,123	$(5,838)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax benefit of $24	—	—	1,129	—	1,129
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $22	—	—	50	—	50
Other comprehensive (loss) income	—	—	1,179	—	1,179
Comprehensive (loss) income	(6,245)	(9,260)	(11,277)	22,123	(4,659)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	188	188
Comprehensive (loss) income attributable to Syniverse, Inc.	$(6,245)	$(9,260)	$(11,277)	$21,935	$(4,847)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$503,446	$146,255	$—	$649,701
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	264,711	31,398	—	296,109
Sales and marketing	—	34,825	22,930	—	57,755
General and administrative	—	70,316	31,401	—	101,717
Depreciation and amortization	—	130,506	34,832	—	165,338
Employee termination benefits	—	194	307	—	501
Restructuring	—	293	(573)	—	(280)
Acquisitions	—	111	—	—	111
	—	500,956	120,295	—	621,251
Operating income	—	2,490	25,960	—	28,450
Other income (expense), net:
(Loss) income from equity investment	(100,135)	(44,718)	—	144,853	—
Interest expense, net	(91,622)	(613)	428	—	(91,807)
Interest expense - affiliate, net	144	—	(144)	—	—
Equity income (loss) in investee	—	—	(1)	—	(1)
Other, net	47,175	(49,783)	4,254	(2,072)	(426)
	(144,438)	(95,114)	4,537	142,781	(92,234)
(Loss) income before (benefit from) provision for income taxes	(144,438)	(92,624)	30,497	142,781	(63,784)
(Benefit from) provision for income taxes	(103,938)	7,511	70,897	—	(25,530)
Net (loss) income	(40,500)	(100,135)	(40,400)	142,781	(38,254)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	980	980
Net (loss) income attributable to Syniverse, Inc.	$(40,500)	$(100,135)	$(40,400)	$141,801	$(39,234)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(40,500)	$(100,135)	$(40,400)	$142,781	$(38,254)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax expense of $209	—	—	(36,411)	—	(36,411)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax benefit of $65	—	—	149	—	149
Other comprehensive loss	—	—	(36,262)	—	(36,262)
Comprehensive (loss) income	(40,500)	(100,135)	(76,662)	142,781	(74,516)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	866	866
Comprehensive (loss) income attributable to Syniverse, Inc.	$(40,500)	$(100,135)	$(76,662)	$141,915	$(75,382)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	9,292	39,846	48,277	—	97,415
Cash flows from investing activities
Capital expenditures	—	(37,416)	(9,655)	—	(47,071)
Redemption (purchase) of certificate of deposit	—	433	(523)	—	(90)
Proceeds from divestitures	—	3	2,222	—	2,225
Net cash used in investing activities	—	(36,980)	(7,956)	—	(44,936)
Cash flows from financing activities
Debt modification costs paid	(177)	—	—	—	(177)
Principal payments on long-term debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligation	—	(5,678)	(86)	—	(5,764)
Distribution to Syniverse Corporation	885	—	—	—	885
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(9,292)	(5,678)	(1,297)	—	(16,267)
Effect of exchange rate changes on cash	—	—	(1,417)	—	(1,417)
Net increase (decrease) in cash	—	(2,812)	37,607	—	34,795
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$35,873	$88,269	$—	$124,142

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$38,685	$50,662	$—	$89,347
Accounts receivable, net of allowances	—	142,793	53,170	—	195,963
Accounts receivable - affiliates	2,024,262	2,180,581	414,014	(4,618,857)	—
Interest receivable - affiliates	337	—	—	(337)	—
Deferred tax assets	10,635	706	4,534	(10,635)	5,240
Income taxes receivable	—	3,195	5,354	—	8,549
Prepaid and other current assets	1,543	17,251	17,753	—	36,547
Total current assets	2,036,777	2,383,211	545,487	(4,629,829)	335,646
Property and equipment, net	—	90,186	27,188	—	117,374
Capitalized software, net	—	181,465	45,146	—	226,611
Deferred costs, net	48,573	—	—	—	48,573
Goodwill	—	1,924,005	395,785	—	2,319,790
Identifiable intangibles, net	—	400,017	96,483	—	496,500
Long-term note receivable - affiliates	5,284	—	7,182	(12,466)	—
Deferred tax assets	—	—	6,240	—	6,240
Other assets	—	5,311	8,556	—	13,867
Investment in subsidiaries	2,330,367	735,309	—	(3,065,676)	—
Total assets	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$25,883	$9,084	$—	$34,967
Accounts payable - affiliates	1,268,265	3,077,728	272,864	(4,618,857)	—
Income taxes payable	—	1,894	4,045	—	5,939
Accrued liabilities	26,347	43,669	36,871	—	106,887
Accrued interest - affiliates	—	140	197	(337)	—
Deferred revenues	—	2,839	5,410	—	8,249
Deferred tax liabilities	—	—	4,777	—	4,777
Current portion of capital lease obligation	—	6,788	74	—	6,862
Total current liabilities	1,294,612	3,158,941	333,322	(4,619,194)	167,681
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	5,296	(12,479)	—
Deferred tax liabilities	—	199,557	18,029	(10,635)	206,951
Long-term capital lease obligation, net of current maturities	—	8,937	—	—	8,937
Long-term debt, net of original issue discount	2,063,958	—	—	—	2,063,958
Other long-term liabilities	—	14,519	32,958	(6,195)	41,282
Total liabilities	3,358,570	3,389,137	389,605	(4,648,503)	2,488,809
Commitments and contingencies
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,182,622	2,209,459	559,359	(2,719,332)	1,232,108
(Accumulated deficit) retained earnings	(119,221)	120,375	91,082	(211,483)	(119,247)
Accumulated other comprehensive (loss) income	(970)	533	(44,908)	1,123	(44,222)
Total Syniverse, Inc. stockholder equity	1,062,431	2,330,367	742,462	(3,066,621)	1,068,639
Nonredeemable noncontrolling interest	—	—	—	7,153	7,153
Total equity	1,062,431	2,330,367	742,462	(3,059,468)	1,075,792
Total liabilities and stockholder equity	$4,421,001	$5,719,504	$1,132,067	$(7,707,971)	$3,564,601

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$183,734	$56,088	$—	$239,822
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	82,046	14,774	—	96,820
Sales and marketing	—	10,395	7,933	—	18,328
General and administrative	—	21,666	12,008	—	33,674
Depreciation and amortization	—	49,518	12,696	—	62,214
Employee termination benefits	—	3,684	864	—	4,548
Acquisitions	—	536	—	—	536
	—	167,863	48,275	—	216,138
Operating income	—	15,871	7,813	—	23,684
Other income (expense), net:
Income (loss) from equity investment	88,789	66,094	—	(154,883)	—
Interest expense, net	(31,081)	(45)	209	—	(30,917)
Interest expense - affiliate, net	57	(193)	136	—	—
Equity income in investee	—	—	156	—	156
Other, net	30,090	(32,152)	3,039	—	977
	87,855	33,704	3,540	(154,883)	(29,784)
Income (loss) before provision for (benefit from) income taxes	87,855	49,575	11,353	(154,883)	(6,100)
Provision for (benefit from) income taxes	72,440	(39,214)	(55,050)	—	(21,824)
Net income (loss) from continuing operations	15,415	88,789	66,403	(154,883)	15,724
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	15,415	88,789	66,403	(154,883)	15,724
Net income attributable to nonredeemable noncontrolling interest	—	—	—	309	309
Net income (loss) attributable to Syniverse, Inc.	$15,415	$88,789	$66,403	$(155,192)	$15,415

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$15,415	$88,789	$66,403	$(155,192)	$15,415
Loss from discontinued operations, net of tax	—	—	—	—	—
Net (loss) income attributable to Syniverse Holdings, Inc.	$15,415	$88,789	$66,403	$(155,192)	$15,415

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net income (loss)	$15,415	$88,789	$66,403	$(154,883)	$15,724
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax expense of $573	—	—	(44,677)	—	(44,677)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $10	—	—	23	—	23
Other comprehensive loss	—	—	(44,654)	—	(44,654)
Comprehensive income (loss)	15,415	88,789	21,749	(154,883)	(28,930)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	223	223
Comprehensive income (loss) attributable to Syniverse, Inc.	$15,415	$88,789	$21,749	$(155,106)	$(29,153)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$520,325	$166,333	$—	$686,658
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	239,497	38,083	—	277,580
Sales and marketing	—	34,713	26,206	—	60,919
General and administrative	—	64,671	39,208	—	103,879
Depreciation and amortization	—	138,433	35,687	—	174,120
Employee termination benefits	—	6,182	3,221	—	9,403
Restructuring	—	40	—	—	40
Acquisitions	—	2,012	—	—	2,012
	—	485,548	142,405	—	627,953
Operating income	—	34,777	23,928	—	58,705
Other income (expense), net:
Income (loss) from equity investment	160,516	85,303	—	(245,819)	—
Interest expense, net	(91,357)	(219)	533	—	(91,043)
Interest expense - affiliate, net	185	(341)	156	—	—
Equity income in investee	—	—	59	—	59
Other, net	(2,517)	(2,703)	5,902	—	682
	66,827	82,040	6,650	(245,819)	(90,302)
Income (loss) before provision for (benefit from) income taxes	66,827	116,817	30,578	(245,819)	(31,597)
Provision for (benefit from) income taxes	77,588	(43,699)	(55,976)	—	(22,087)
Net (loss) income from continuing operations	(10,761)	160,516	86,554	(245,819)	(9,510)
Net income (loss) from discontinued operations	—	—	(560)	—	(560)
Net (loss) income	(10,761)	160,516	85,994	(245,819)	(10,070)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	691	691
Net (loss) income attributable to Syniverse, Inc.	$(10,761)	$160,516	$85,994	$(246,510)	$(10,761)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(10,761)	$160,516	$86,554	$(246,510)	$(10,201)
Loss from discontinued operations, net of tax	—	—	(560)	—	(560)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(10,761)	$160,516	$85,994	$(246,510)	$(10,761)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(10,761)	$160,516	$85,994	$(245,819)	$(10,070)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments are shown net of income tax expense of $450	—	—	(48,211)	—	(48,211)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $63	—	—	151	—	151
Other comprehensive loss	—	—	(48,060)	—	(48,060)
Comprehensive (loss) income	(10,761)	160,516	37,934	(245,819)	(58,130)
Less: comprehensive (loss) income attributable to nonredeemable noncontrolling interest	—	—	—	1,019	1,019
Comprehensive (loss) income attributable to Syniverse, Inc.	$(10,761)	$160,516	$37,934	$(246,838)	$(59,149)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net cash (used in) provided by operating activities	(98,749)	197,884	10,235	—	109,370
Cash flows from investing activities
Capital expenditures	—	(50,160)	(27,738)	—	(77,898)
Acquisition, net of acquired cash	—	(289,813)	(229)	—	(290,042)
Redemption of certificate of deposit	—	—	3,694	—	3,694
Proceeds from divestitures	—	—	717	—	717
Net cash used in investing activities	—	(339,973)	(23,556)	—	(363,529)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Payments on capital lease obligation	—	(6,415)	(68)	—	(6,483)
Distribution to Syniverse Corporation	(1,251)	—	—	—	(1,251)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(889)	—	(889)
Net cash provided by (used in) financing activities	98,749	(6,415)	(1,458)	—	90,876
Effect of exchange rate changes on cash	—	(66)	(5,174)	—	(5,240)
Net increase (decrease) in cash	—	(148,570)	(19,953)	—	(168,523)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$58,744	$79,133	$—	$137,877

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described or referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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
Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs and approximately 575 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.
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

Executive Overview
Financial Highlights
For the three months ended September 30, 2015, revenues decreased $15.9 million, or 6.6%, to $223.9 million from $239.8 million for the comparable prior year period. Operating income decreased $6.0 million to $17.7 million for the three months ended September 30, 2015 from $23.7 million for the same period in 2014. Net (loss) income from continuing operations decreased $21.6 million to a loss of $5.8 million for the three months ended September 30, 2015, from income of $15.7 million for the same period in 2014. Net (loss) income from continuing operations for the three months ended September 30, 2015 includes a decrease in benefit from income taxes of $16.9 million. Adjusted EBITDA decreased $17.5 million, or 17.7%, to $81.3 million for the three months ended September 30, 2015 from $98.8 million for the same period in 2014. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net (loss) income from continuing operations.

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
Revenues for our services are generated primarily on transaction-based fees, such as the number of records or transactions processed or the size of data records processed. A majority of our revenues were generated by transaction-based fees during the first nine months of 2015. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize related fees and costs on a straight-line basis over the life of the initial customer contract.
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

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with the exit of leased facilities.

•	Acquisitions include professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.

Results of Operations - Three Months Ended September 30, 2015 and 2014

The following table presents an overview of our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Three Months Ended September 30,
		% of		% of	2015 compared to 2014
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$191,073	85.3%	$205,794	85.8%	$(14,721)	(7.2)%
Enterprise & Intelligence Solutions	32,826	14.7%	34,028	14.2%	(1,202)	(3.5)%
Revenues	223,899	100.0%	239,822	100.0%	(15,923)	(6.6)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	96,302	43.0%	96,820	40.4%	(518)	(0.5)%
Sales and marketing	19,399	8.7%	18,328	7.6%	1,071	5.8%
General and administrative	34,873	15.6%	33,674	14.0%	1,199	3.6%
Depreciation and amortization	55,477	24.8%	62,214	25.9%	(6,737)	(10.8)%
Employee termination benefits	366	0.2%	4,548	1.9%	(4,182)	(92.0)%
Restructuring	(172)	(0.1)%	18	—%	(190)	(1,055.6)%
Acquisitions	—	—%	536	0.2%	(536)	(100.0)%
	206,245	92.1%	216,138	90.1%	(9,893)	(4.6)%
Operating income	17,654	7.9%	23,684	9.9%	(6,030)	(25.5)%
Other income (expense), net:
Interest expense, net	(30,846)	(13.8)%	(30,917)	(12.9)%	71	(0.2)%
Equity (loss) income in investee	(2)	—%	156	0.1%	(158)	(101.3)%
Other, net	2,397	1.1%	977	0.4%	1,420	145.3%
	(28,451)	(12.7)%	(29,784)	(12.4)%	1,333	(4.5)%
Loss before benefit from income taxes	(10,797)	(4.8)%	(6,100)	(2.5)%	(4,697)	77.0%
Benefit from income taxes	(4,959)	(2.2)%	(21,824)	(9.1)%	16,865	(77.3)%
Net (loss) income from continuing operations	$(5,838)	(2.6)%	$15,724	6.6%	$(21,562)	(137.1)%

Revenues

Revenues decreased $15.9 million to $223.9 million for the three months ended September 30, 2015 from $239.8 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $4.2 million of incremental revenues for the three months ended September 30, 2015, revenues declined $20.1 million. Foreign currency translation contributed $7.5 million to the decline in revenue due primarily to the strengthening of the U.S. dollar against the Euro.

Revenue from Mobile Transaction Services decreased $14.7 million, or 7.2%, to $191.1 million for the three months ended September 30, 2015 from $205.8 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $3.9 million of incremental revenues during the third quarter of 2015, revenues declined $18.6 million. Foreign currency translation contributed $6.6 million to the decline in revenue. The remainder of the decline was primarily attributable to declines in our clearing and settlement services driven by a combination of volume and rate reductions across our CDMA portfolio of $12.6 million, competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $1.1 million and a combination of volume and rate reductions across our messaging services of $2.7 million. These declines were partially offset by continued volume growth within our advanced network interoperability services, including $4.7 million of growth in our database, IPX and LTE signaling services compared to the same period in 2014.

Revenue from Enterprise & Intelligence Solutions decreased $1.2 million, or 3.5%, to $32.8 million for the three months ended September 30, 2015 from $34.0 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $0.3 million of incremental revenues during the third quarter of 2015, revenues declined $1.5 million. Foreign currency translation contributed $0.9 million to the decline in revenue. The remaining decline was primarily driven by volume declines resulting from a shift away from certain lower margin wholesale messaging customers and an enhanced focus on higher margin services within our enterprise messaging suite of services. These declines in wholesale messaging volumes were substantially offset by organic growth in our higher margin enterprise messaging services, mobile engagement and business messaging services.

Costs and Expenses

Costs and expenses decreased $9.9 million to $206.2 million for the three months ended September 30, 2015 from $216.1 million for the prior year period. Excluding the impact of the Aicent Acquisition, which added $4.4 million of incremental costs and expenses for the three months ended September 30, 2015 (including $1.5 million of depreciation and amortization), costs and expenses declined $14.3 million. Foreign currency translation contributed $4.4 million to the decline due primarily to the strengthening of the U.S. dollar against the Euro.

Cost of operations decreased $0.5 million to $96.3 million for the three months ended September 30, 2015 from $96.8 million for the three months ended September 30, 2014. The table below summarizes our cost of operations by category of spending.

	Three Months Ended September 30,		2015 compared to 2014
(in thousands)	2015	2014	$ change	% change
Cost of Operations:
Headcount and related costs	$28,419	$25,014	$3,405	13.6%
Variable costs	25,680	28,241	(2,561)	(9.1)%
Data processing, hosting and support costs	23,138	24,577	(1,439)	(5.9)%
Network costs	15,977	14,846	1,131	7.6%
Other operating related costs	3,088	4,142	(1,054)	(25.4)%
Cost of Operations	$96,302	$96,820	$(518)	(0.5)%

The increase in headcount and related costs for the three months ended September 30, 2015 was driven by $0.4 million in headcount related costs resulting primarily from the workforce acquired in the Aicent Acquisition and an increase in performance-based compensation.

Variable costs decreased $2.6 million for the three months ended September 30, 2015 compared to the prior year period. Excluding the impact of the Aicent Acquisition, which added $0.8 million of incremental variable costs during the third quarter of 2015, variable costs decreased $3.4 million due primarily to organic volume declines in our lower margin enterprise messaging services.

Variable costs as a percentage of operating costs, which management defines as cost of operations, sales and marketing and general and administrative expenses, were 17.1% and 19.0% for the three months ended September 30, 2015 and 2014, respectively.

The decrease in data processing, hosting and support costs for the three months ended September 30, 2015 was primarily due to lower software maintenance costs and a reduction in data center expansion costs.

The increase in network costs for the three months ended September 30, 2015 was primarily driven by incremental costs of $1.0 million resulting from the Aicent Acquisition. We intend to continue expanding our network infrastructure on an as-needed basis to support future growth opportunities, however, integration efforts will drive consolidation across our current infrastructure and are expected to result in network cost reductions over time.

As a percentage of revenues, cost of operations increased to 43.0% from 40.4% for the three months ended September 30, 2015 and 2014, respectively.

Sales and marketing expense increased $1.1 million to $19.4 million for the three months ended September 30, 2015 from $18.3 million for the same period in 2014. The Aicent Acquisition contributed $0.2 million of incremental costs during the three months ended September 30, 2015, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Aicent Acquisition, sales and marketing expense increased $0.9 million due primarily to higher performance and stock-based compensation, partially offset by a reduction in headcount resulting from our October 2014 restructuring plan as well as other cost savings initiatives. As a percentage of revenues, sales and marketing expense was 8.7% and 7.6% for the three months ended September 30, 2015 and 2014, respectively.

General and administrative expense increased $1.2 million to $34.9 million for the three months ended September 30, 2015 from $33.7 million for the same period in 2014. The Aicent Acquisition contributed $0.2 million of incremental costs primarily due to headcount related costs for the acquired employees. Excluding the impact of the Aicent Acquisition, general and administrative expense increased $1.0 million due primarily to higher performance and stock-based compensation, partially offset by lower headcount related costs resulting from our October 2014 restructuring plan and a reduction in professional services and facilities costs. As a percentage of revenues, general and administrative expense was 15.6% and 14.0% for the three months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense decreased $6.7 million to $55.5 million for the three months ended September 30, 2015 from $62.2 million for the same period in 2014. The decrease was driven by $7.9 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition, partially offset by an increase of $1.2 million of depreciation of property and equipment primarily driven by assets acquired under capital leases in the latter part of 2014 and the first half of 2015.

Employee termination benefits expense was $0.4 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively. The decrease was driven primarily by severance costs related to a reduction-in-force in the prior year period as a result of cost saving initiatives.

Other Income (Expense), net

Interest expense, net decreased $0.1 million to $30.8 million for the three months ended September 30, 2015 from $30.9 million for the same period in 2014. The decrease was due primarily to lower interest as a result of the repayment of amounts outstanding under our Revolving Credit Facility, partially offset by amortization of deferred financing costs related to our Senior Notes and interest on capital leases.

Other, net increased $1.4 million to a $2.4 million gain for the three months ended September 30, 2015 from a $1.0 million gain for the same period in 2014 primarily due to the favorable foreign currency impact of the strengthening of the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $5.0 million for the three months ended September 30, 2015, compared to a benefit of $21.8 million for the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014, the effective tax rate was a benefit of 45.9% and 357.8%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of certain discrete items and (ii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Results of Operations - Nine Months Ended September 30, 2015 and 2014

The following table presents an overview of our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Nine Months Ended September 30,
		% of		% of	2015 compared to 2014
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$553,813	85.2%	$587,165	85.5%	$(33,352)	(5.7)%
Enterprise & Intelligence Solutions	95,888	14.8%	99,493	14.5%	(3,605)	(3.6)%
Revenues	649,701	100.0%	686,658	100.0%	(36,957)	(5.4)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	296,109	45.6%	277,580	40.4%	18,529	6.7%
Sales and marketing	57,755	8.9%	60,919	8.9%	(3,164)	(5.2)%
General and administrative	101,717	15.7%	103,879	15.1%	(2,162)	(2.1)%
Depreciation and amortization	165,338	25.4%	174,120	25.4%	(8,782)	(5.0)%
Employee termination benefits	501	0.1%	9,403	1.4%	(8,902)	(94.7)%
Restructuring	(280)	—%	40	—%	(320)	(800.0)%
Acquisitions	111	—%	2,012	0.3%	(1,901)	(94.5)%
	621,251	95.6%	627,953	91.5%	(6,702)	(1.1)%
Operating income	28,450	4.4%	58,705	8.5%	(30,255)	(51.5)%
Other income (expense), net:
Interest expense, net	(91,807)	(14.1)%	(91,043)	(13.3)%	(764)	0.8%
Equity (loss) income in investee	(1)	—%	59	—%	(60)	(101.7)%
Other, net	(426)	(0.1)%	682	0.1%	(1,108)	(162.5)%
	(92,234)	(14.2)%	(90,302)	(13.2)%	(1,932)	2.1%
Loss before benefit from income taxes	(63,784)	(9.8)%	(31,597)	(4.6)%	(32,187)	101.9%
Benefit from income taxes	(25,530)	(3.9)%	(22,087)	(3.2)%	(3,443)	15.6%
Net loss from continuing operations	$(38,254)	(5.9)%	$(9,510)	(1.4)%	$(28,744)	302.3%

Revenues

Revenues decreased $37.0 million to $649.7 million for the nine months ended September 30, 2015 from $686.7 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $29.7 million of incremental revenues for the nine months ended September 30, 2015, revenues declined $66.7 million. Foreign currency translation contributed $23.7 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $33.4 million, or 5.7%, to $553.8 million for the nine months ended September 30, 2015 from $587.2 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $26.8 million of incremental revenues during the nine months ended September 30, 2015, revenues declined $60.2 million. Foreign currency translation contributed $20.6 million to the decline in revenue. The remainder of the decline was primarily attributable to declines in our clearing and settlement services driven by a combination of volume and rate reductions across our CDMA portfolio of $35.8 million, competitive pricing pressure, partially offset by volume increases across our GSM clearing and settlement suite of $4.9 million and the impact of a legacy messaging service that went end-of-life in May 2014 of $11.7 million. These declines were partially offset by continued volume growth within our advanced network interoperability services, including growth in our IPX and LTE services as well as database and data optimization services of $15.1 million.

Revenue from Enterprise & Intelligence Solutions decreased $3.6 million, or 3.6%, to $95.9 million for the nine months ended September 30, 2015 from $99.5 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $2.9 million of incremental revenues during the nine months ended September 30, 2015, revenues declined $6.5 million. Foreign currency translation contributed $3.1 million to the decline in revenue. The remaining decline was primarily driven by volume declines resulting from a shift away from certain lower margin wholesale messaging customers and an enhanced focus on higher margin services within our enterprise messaging suite of services. These declines in wholesale messaging volumes were substantially offset by organic growth in our higher margin enterprise messaging services, mobile engagement and business messaging services.

Costs and Expenses

Costs and expenses decreased $6.7 million to $621.3 million for the nine months ended September 30, 2015 from $628.0 million for the nine months ended September 30, 2014. Excluding the impact of the Aicent Acquisition, which added $34.2 million of incremental costs and expenses for the nine months ended September 30, 2015 (including $9.1 million of depreciation and amortization), costs and expenses declined $40.9 million. Foreign currency translation contributed $15.0 million to the decline due primarily to the strengthening of the U.S. dollar against the Euro.

Cost of operations increased $18.5 million to $296.1 million for the nine months ended September 30, 2015 from $277.6 million for the prior year period. The table below summarizes our cost of operations by category of spending.

	Nine Months Ended September 30,		2015 compared to 2014
(in thousands)	2015	2014	$ change	% change
Cost of Operations:
Headcount and related costs	$80,945	$75,741	$5,204	6.9%
Variable costs	85,300	79,654	5,646	7.1%
Data processing, hosting and support costs	70,191	71,642	(1,451)	(2.0)%
Network costs	48,436	39,485	8,951	22.7%
Other operating related costs	11,237	11,058	179	1.6%
Cost of Operations	$296,109	$277,580	$18,529	6.7%

The increase in headcount and related costs for the nine months ended September 30, 2015 was driven by a $3.0 million increase in headcount related costs resulting primarily from the workforce acquired in the Aicent Acquisition and an increase in performance-based compensation.

The increase in variable costs for the nine months ended September 30, 2015 was due primarily to the Aicent Acquisition which contributed $6.8 million of incremental variable costs during the nine months ended September 30, 2015. In addition, we incurred $6.0 million of message termination fees related to a contract we entered into during the fourth quarter of 2014 with a European wholesale enterprise messaging customer, primarily to provide wholesale messaging delivery services. We began providing services in December 2014, and messaging volumes became meaningful in the first quarter of 2015. During the first quarter of 2015, we learned that the United Kingdom (“UK”) Secretary of State for Business, Innovation and Skills initiated liquidation proceedings against the customer in the public interest arising out of an investigation into the customer’s affairs. A liquidator was duly appointed to dissolve the customer company, resulting in it terminating all business activities. As a result of this action, we determined that collectibility of the revenue earned from this customer was no longer reasonably assured and were therefore unable to record approximately $7.0 million of revenue for services provided to the customer. To date, we have not received any payment for services provided to this customer. We are taking all commercially reasonable actions (legal and otherwise) and are cooperating with UK authorities to pursue financial recovery. However, there can be no assurance that any recovery will be achieved. This incremental cost was isolated to the three months ended March 31, 2015 and will not impact future periods. Excluding the impact of the incremental message termination fees and the Aicent Acquisition, variable costs decreased $7.2 million for the nine months ended September 30, 2015 due primarily to organic volume declines in our lower margin enterprise messaging services.

Variable costs as a percentage of operating costs were 18.7% and 18.0% for the nine months ended September 30, 2015 and 2014, respectively.

Data processing, hosting and support costs for the nine months ended September 30, 2015 decreased $1.5 million compared to the prior year period. Excluding the impact of the Aicent Acquisition, which added $1.4 million of incremental data processing costs during the nine months ended September 30, 2015, data processing, hosting and support costs decreased $2.9 million due primarily to lower software maintenance costs.

The increase in network costs for the nine months ended September 30, 2015 was primarily driven by additional costs of $8.8 million resulting from the Aicent Acquisition.

As a percentage of revenues, cost of operations increased to 45.6% from 40.4% for the nine months ended September 30, 2015 and 2014, respectively.

Sales and marketing expense decreased $3.2 million to $57.8 million for the nine months ended September 30, 2015 from $60.9 million for the same period in 2014. The Aicent Acquisition contributed $1.9 million of incremental costs during the nine months ended September 30, 2015, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Aicent Acquisition, sales and marketing expense decreased $5.1 million due primarily to a reduction in headcount resulting from our October 2014 restructuring plan as well as other cost savings initiatives, partially offset by higher performance and stock-based compensation. As a percentage of revenues, sales and marketing expense was 8.9% for each of the nine months ended September 30, 2015 and 2014.

General and administrative expense decreased $2.2 million to $101.7 million for the nine months ended September 30, 2015 from $103.9 million for the same period in 2014. The Aicent Acquisition contributed $2.9 million of incremental costs primarily due to headcount related costs for the acquired employees. Excluding the impact of the Aicent Acquisition, general and administrative expense decreased $5.1 million due primarily to lower headcount related costs resulting from our October 2014 restructuring plan and a reduction in professional services costs, partially offset by higher performance and stock-based compensation. As a percentage of revenues, general and administrative expense was 15.7% and 15.1% for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense decreased $8.8 million to $165.3 million for the nine months ended September 30, 2015 from $174.1 million for the same period in 2014. The decrease was driven by $12.9 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition, partially offset by an increase of $4.1 million of depreciation of property and equipment primarily driven by assets acquired under capital leases in the latter part of 2014 and during the first nine months of 2015.

Employee termination benefits expense was $0.5 million and $9.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease was driven primarily by severance costs related to a reduction-in-force in the prior year period as a result of cost saving initiatives.

Acquisitions expense was $0.1 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014.

Other Income (Expense), net

Interest expense, net increased $0.8 million to $91.8 million for the nine months ended September 30, 2015 from $91.0 million for the same period in 2014. The increase was due primarily to financing costs associated with the amendment to our credit agreement, amortization of deferred financing costs related to our Senior Notes and interest on capital leases, partially offset by lower interest resulting from the repayment of amounts outstanding under our Revolving Credit Facility.

Other, net decreased $1.1 million to a $0.4 million loss, which includes a $3.8 million out-of-period foreign currency transaction gain, for the nine months ended September 30, 2015 from a $0.7 million gain for the same period in 2014. The decrease was primarily due to the unfavorable foreign currency impact of the decline in the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $25.5 million for the nine months ended September 30, 2015, compared to a benefit of $22.1 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the effective tax rate was a benefit of 40.0%and 69.9%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of certain discrete items and (ii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility.     The unused commitment under the Revolving Credit Facility was $150.0 million at September 30, 2015. We believe that we have sufficient liquidity to meet currently anticipated growth plans, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of September 30, 2015 approximately 71% of our cash and cash equivalents were held by our foreign subsidiaries.

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

Cash Flow

Cash and cash equivalents were $124.1 million at September 30, 2015 as compared to $89.3 million at December 31, 2014. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$97,415	$109,370
Net cash used in investing activities	(44,936)	(363,529)
Net cash (used in) provided by financing activities	(16,267)	90,876
Effect of exchange rate changes on cash	(1,417)	(5,240)
Net increase (decrease) in cash	$34,795	$(168,523)

Net cash provided by operating activities decreased $12.0 million to $97.4 million for the nine months ended September 30, 2015 from $109.4 million for the same period in 2014. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $33.3 million primarily due to lower operating income as compared to the prior year period.

The decrease was partially offset by:

•
increased cash provided by working capital of $21.3 million due primarily to a decrease in the payment of performance-based compensation awards, lower income tax payments and timing of payments to vendors, partially offset by higher accounts receivable driven by timing of collections.

Net cash used in investing activities was $44.9 million for the nine months ended September 30, 2015, as compared to $363.5 million for the nine months ended September 30, 2014. The decrease was driven by:

•	cash used for acquisitions decreased $290.0 million due to the Aicent Acquisition in 2014;

•
decreased capital expenditures of $30.8 million, primarily due to reductions in investments for acquisition integration activities and lower spending on data center capacity increases and investments in our internal infrastructure; and

•	an increase in proceeds from divestitures of $1.5 million driven by $2.2 million received from escrow during the nine months ended September 30, 2015 related to a divestiture in 2013.

The decrease was partially offset by:

•	the payment of a $0.1 million certificate of deposit during the nine months ended September 30, 2015 compared to a redemption of $3.7 million in the prior period.

Net cash (used in) provided by financing activities was a net use of $16.3 million for the nine months ended September 30, 2015 as compared to net proceed of $90.9 million for the nine months ended September 30, 2014. The decrease was due to:

•	a $100.0 million draw down on the Revolving Credit Facility in 2014; and

•	a $10.0 million repayment on the Revolving Credit Facility during the first quarter of 2015.

The decrease was partially offset by:

•	decreased payments on capital lease obligations of $0.7 million.

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
As of September 30, 2015, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount, was $911.8 million and $678.7 million, respectively. At September 30, 2015, the applicable interest rate was 4.00% on these term loans based on the Eurodollar rate loan option.

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
Adjusted EBITDA is determined by adding the following items to net loss from continuing operations: other income (expense), net, excluding the impact of equity (loss) income in investee, benefit from income taxes, depreciation and amortization, employee termination benefits, restructuring, non-cash stock-based compensation, acquisitions expense, business development, integration and other non-recurring expenses, CEO transition costs and fees and expenses paid to Carlyle pursuant to our consulting agreement.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended September 30,
(in thousands)	2015	2014
Reconciliation to Adjusted EBITDA
Net (loss) income from continuing operations	$(5,838)	$15,724
Equity (loss) income in investee	(2)	156
Other expense, net	28,451	29,784
Benefit from income taxes	(4,959)	(21,824)
Depreciation and amortization	55,477	62,214
Employee termination benefits (a)	366	4,548
Restructuring (b)	(172)	18
Non-cash stock-based compensation (c)	5,339	3,022
Acquisitions (d)	—	536
Business development, integration and other non-recurring expenses (e)	1,862	3,521
CEO transition costs (f)	—	291
Consulting fee and related expenses (g)	744	810
Adjusted EBITDA	$81,268	$98,800

	Nine Months Ended September 30,
(in thousands)	2015	2014
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(38,254)	$(9,510)
Equity (loss) income in investee	(1)	59
Other expense, net	92,234	90,302
Benefit from income taxes	(25,530)	(22,087)
Depreciation and amortization	165,338	174,120
Employee termination benefits (a)	501	9,403
Restructuring (b)	(280)	40
Non-cash stock-based compensation (c)	11,752	6,935
Acquisitions (d)	111	2,012
Business development, integration and other non-recurring expenses (e)	7,219	11,592
CEO transition costs (f)	1,649	291
Consulting fee and related expenses (g)	2,334	2,401
Adjusted EBITDA	$217,073	$265,558

(a)	Reflects employee termination benefits expense which is comprised primarily of severance benefits that are unrelated to a restructuring plan.

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

(f)	Reflects costs associated with the transition of our Chief Executive Officer, including recruiting and travel expenses.

(g)	Reflects consulting fees paid to Carlyle and related expenses pursuant to our consulting agreement with Carlyle.

Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for loss from discontinued operations, net of tax, working capital adjustment related to discontinued operations and acquisitions expense less capital expenditures.
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
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$97,415	$109,370
Loss from discontinued operations, net of tax	—	560
Working capital changes related to discontinued operations	—	(560)
Acquisitions	111	2,012
Capital expenditures	(47,071)	(77,898)
Free Cash Flow	$50,455	$33,484

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $367.6 million and $488.5 million as of September 30, 2015 and December 31, 2014, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2015 and 2014, we recorded $0.7 million, $2.3 million, $0.8 million and $2.4 million, respectively, under this agreement.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2015, Carlyle held $52.0 million and $22.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

Contractual Obligations

Our total capital lease obligations increased $21.6 million during the nine months ended September 30, 2015 due to equipment leases and software licensing arrangements entered into during the first nine months of 2015. The leases have terms of three to five years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 2.00%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2015, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2015 would have increased or decreased our revenues and net loss by approximately $12.9 million and $4.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on the evaluation, as of September 30, 2015, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2014 Annual Report on Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
*#10.1	Second Amendment, dated as of August 31, 2015, to the Employment Agreement, dated as of March 19,2015 among Syniverse Corporation and Robert F. Reich.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Date: November 9, 2015

INDEX OF EXHIBITS

Exhibit No.	Description
*#10.1	Second Amendment, dated as of August 31, 2015, to the Employment Agreement, dated as of March 19,2015 among Syniverse Corporation and Robert F. Reich.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement