Form 10-K
period 2015-12-31
SYNIVERSE HOLDINGS INC
filed 2016-03-29
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
 _________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant is $0 as the registrant is a privately held corporation and its common stock is not publicly traded. The number of shares of common stock of the registrant outstanding at March 25, 2016 was 1,000.
Documents Incorporated by Reference
None

SYNIVERSE HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

GLOSSARY OF TERMS

Term	Definition
2011 Plan	2011 Equity Incentive Plan
4G	Fourth generation
A2P	Application to Peer
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carlyle	Investment funds affiliated with The Carlyle Group
CDMA	Code division multiple access
CNAM	Caller name directory
EIS	Enterprise & Intelligence Solutions
E.U.	European Union
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FCPA	Foreign Corrupt Practices Act
GMAC	Guideline merged and acquired company
GPC	Guideline public company
GSM	Global system for mobiles
GSMA	Global System for Mobile Communications Association
IASB	International Accounting Standards Board
IPX	Interworking packet exchange
LTE	Long-term evolution
M2M	Machine-to-machine
MNO	Mobile network operator
MTS	Mobile Transaction Services
MVNO	Mobile virtual network operators
NOL	Net operating loss
OFAC	The Office of Foreign Assets Control of the U.S. Department of the Treasury
OTT	Over-the-top provider
SEC	Securities and Exchange Commission
SS7	Signaling System 7
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States
VIE	Variable interest entity
VoIP	Voice over IP
VoLTE	Voice over LTE

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control and you should not place undue reliance on these forward looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described under the heading “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary business and technologies;

•	our ability to realize the expected benefits of the MACH and Aicent acquisitions;

•	our ability to adapt quickly to technological and other changes;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network buildouts by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	increased competition;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth

•	our ability to service our debt, including the Notes;

•	the significant influence Carlyle has over corporate decisions;

•	fluctuation in currency exchange rates and international tax compliance risks; and

•	impairment of our intangible assets or goodwill.

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

Overview

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized service and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 4 billion billable transactions daily and settle approximately $17 billion annually between our customers.

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

Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and 550 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

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

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process and exchange end-user billing records.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the worldwide routing and delivery of text (SMS), multimedia (MMS) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Provide intelligent policy and charging tools that enable our customers to use real-time data for improved end-user experience.

•	Provide risk management tools to prevent fraudulent activity on operator networks and identify problem areas in the end to end billing cycle.

Enterprise & Intelligence Solutions: Services that bridge OTTs and enterprises with MNOs and incorporate our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

•	Connect enterprises to the mobile ecosystem to allow them to reliably reach and interact with their customers and employees via mobile devices.

•	Bridge OTTs to the mobile ecosystem allowing OTT end-users to seamlessly interact with traditional mobile end-users.

•	Enable enterprises to rapidly execute and optimize their mobile communications initiatives.

•	Provide data analytics and business intelligence solutions designed to measure, enhance and secure the end-user experience for our enterprise customers.

•	Provide solutions to enable MNOs to measure and manage the subscriber experience across networks.
We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues are derived from transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and may include tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. We have long-standing customer relationships, with an average tenure of 17 years among our top 10 customers and maintained a customer contract renewal rate of 95% or higher over the past nine years. Our transaction-based and monthly recurring fee revenue model coupled with our long-term contracts and customer relationships provides us with a highly predictable and recurring revenue stream, with approximately 90% of our annual revenue for each of the last six years earned under contracts in place at the beginning of the year. Our scalable infrastructure provides significant operating leverage, allowing us to benefit from volume growth and rapidly scale our services across customers, markets, and geographies with relatively low marginal costs. Our efficient management of capital expenditures and low working capital needs lead to significant free cash flow that we may use to repay indebtedness, make acquisitions and fund future growth in the business.
    Our principal executive offices are located at 8125 Highwoods Palm Way, Tampa, Florida 33647. Our telephone number is +1 (813) 637-5000, and our website is www.syniverse.com. The information on or linked to our website is not part of this Annual Report on Form 10-K, nor is such content incorporated by reference herein.

Business Developments
In March 2016, we implemented a restructuring plan (the “plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of the plan, we expect to incur severance related costs ranging from $12 million to $14 million and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.
Business Information

Syniverse provides mission-critical technology and business services that enable the seamless provision of the mobile experience to end-users regardless of network, device or application. Our comprehensive suite of services includes Mobile Transaction Services and Enterprise & Intelligence Solutions.

Revenues by service offerings were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2015	2014	2013
Mobile Transaction Services	$731,496	$782,116	$748,907
Enterprise & Intelligence Solutions	129,979	134,179	110,054
Revenues	$861,475	$916,295	$858,961

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2015	2014	2013
North America	$534,178	$585,455	$588,493
Europe, Middle East and Africa	143,837	165,661	120,875
Asia Pacific	125,175	101,714	84,118
Caribbean and Latin America	58,285	63,465	65,475
Revenues	$861,475	$916,295	$858,961

For the years ended December 31, 2015, 2014 and 2013, we derived 57.8%, 59.7% and 64.2% of our revenues from customers in the United States, respectively.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

(in thousands)	December 31, 2015	December 31, 2014
North America	$227,359	$252,129
Europe, Middle East and Africa	63,301	76,371
Asia Pacific	14,186	14,655
Caribbean and Latin America	736	830
Long-lived assets, net	$305,582	$343,985

Mobile Transaction Services

With the emergence of new technologies and market entrants within the mobile ecosystem, it remains critical to connect disparate networks and partners to deliver seamless and ubiquitous services to end-users. In order for an end-user to complete a call, initiate a data session, send a message, or perform numerous other functions using their mobile device, MNOs must connect with one another and exchange information. These connections and exchanges vary in complexity depending upon geography, technology, application and device. Our core strength is solving that complexity, bridging parties together to deliver seamless service to end-users. We provide the interconnection between approximately 1,000 MNOs, processing nearly 4 billion billable transactions each day between and among these MNOs. This transaction processing facilitates clearing of transaction records, settlement of transaction fees, authentication and activation of subscribers and advanced data transport services, among other mission-critical services. Any time information passes from one network to another, we can provide the connection and process the transaction that enables the exchange.

Clear, Process and Exchange Inter-operator Billing Records

We are the largest global clearinghouse providing transaction processing services to over 600 MNOs globally to validate, clear, process and exchange inter-operator billing records. Several times per day our customers send us billing detail records related to all of the roaming end-users to whom they are providing service. Our clearinghouse service verifies the accuracy and rates on these records and routes the records to the related operator. We ensure for our customers that any change in technology is seamless, moving from 2G to 3G and LTE, as well as any future evolutions.

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

Process and Settle Payments between Participants in the Mobile Ecosystem

We are the largest wholesale provider of financial settlement services to the mobile industry, providing these services to MNOs to settle approximately $17 billion annually between our customers. On a monthly basis we determine the wholesale fees owed between and among our MNO customers and their roaming partners and perform the reconciliation, generate the invoicing and settle the payment of these wholesale roaming fees.

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

Manage the Worldwide Routing and Delivery of SMS, MMS and Next Generation Messaging

We operate a worldwide inter-carrier messaging platform that handles over 30 billion messages monthly and includes the most extensive direct connections to MNOs in the Americas and Asia. MNOs rely on messaging gateways to provide the reach necessary to exchange messages between end-users on any network or service globally. As one of the largest messaging gateways globally, our platform verifies routing of messages to the proper destination, translates between protocols to handle incompatibility, analyzes the traffic to identify and eliminate potential fraud and spam and manages traffic volumes to accommodate each customer’s messaging platform volume limitations.

Provide Data Transport Services over Our Global IP Data Network Regardless of Technology Protocol
We operate the largest independent global IPX network with more than 300 direct MNO connections and 30 network access points through which we provide both interconnectivity and roaming services between MNOs. We launched our IPX network in 2009 with a broad range of services, including a comprehensive LTE portfolio. LTE roaming services have been available since January 2012 with over 130 live LTE roaming customers across more than 2,300 LTE roaming routes. IP networks are used by MNOs and M2M providers for the transport of end-user data and content. With the explosive growth of high speed data networks, smart phones and applications, our customers have increased their reliance on IP networks to meet the insatiable demand for bandwidth. MNOs rely on private secure IPX gateways to provide connectivity between their internal IP networks for the secure exchange of end-user content. M2M and mobile virtual network operator providers often use IPX networks to manage all internet access for their end-users. We also provide a diameter signaling service that currently delivers over 250 million daily transactions, which is reflective of the technological evolution from 3G signaling to next generation LTE. Diameter signaling services enables MNOs to better manage mobile data and signaling traffic growth across LTE and IMS networks.

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

Provide Intelligent Policy and Charging Tools that Enable Our Customers to Use Real-time Data for Improved End-user Experience

We provide dynamic policy management solutions that allow MNOs to proactively monitor and evaluate an end user’s profile and offer incremental services or resolve network issues in real-time. For example, when a subscriber is roaming in a foreign country without a proper roaming plan, our solution allows a subscriber to select a suitable plan and provisions that plan in real-time.

Provide Risk Management Tools to Prevent Fraudulent Activity

Our risk management capabilities extend to a variety of revenue assurance, fraud prevention and other mobile security services. These include the real-time exchange and analysis of roaming activity records and end-user subscription information for the development of fraud profiles to identify and prevent fraudulent activity, messaging spam and unauthorized access to MNO networks. These services enable MNOs to minimize disruption to their networks, mitigate financial losses and optimize the quality of the end-user experience.

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

Bridge OTTs to the Mobile Ecosystem Allowing OTT End-users to Interact with Traditional Mobile End-users

Our IP messaging gateway bridges OTT messaging applications with MNOs allowing OTT end-users to seamlessly interact with traditional mobile messaging. For example our service allows an end user of a VoIP service to send and receive messages from multiple platforms (smartphone app, tablet, PC, etc.) and appear as if the messages were originating or terminating to a mobile phone number. By connecting these OTTs to the larger mobile ecosystem, we effectively remove barriers between end-users and expand the addressable messaging market.

Enable Enterprises to Rapidly Execute and Optimize their Mobile Initiatives

We provide mobile campaign management services that enable enterprises to optimize and differentiate their mobile interactions with various audiences. These interactions can take the form of mobile marketing or alert services or other types of communications with customers or employees. The enterprises we serve interact with a large number of customers and employees on a regular, and sometimes daily, basis. These services are “opted-in” by the end-user and our solutions provide our enterprise customers with the ability to outsource the end-user permission process. Many of these end-users are most effectively reached in a targeted and customized fashion that accounts for their individual preferences and priorities. As a result, it has become increasingly important for enterprises to structure their mobile outreach initiatives to allow for targeting of specific audiences. By analyzing and processing end-user information, our services allow enterprises to intelligently segment their different constituents and then selectively schedule and deliver relevant and customized offers and information to end-users. Our service allows for the rapid deployment of mobile campaigns, real-time processing of end-user communications, and, ultimately, serve to reinforce our customer’s brand with its end-users.

Provide Data Analytics and Business Intelligence Solutions Designed to Measure, Enhance and Secure the End-user Experience

We provide customizable services that leverage end-user real-time activity to develop trend analysis, and profile information to support personalized services for mobile end-users. These services provide enterprises the type of mobile technology enablement that is needed to deliver secure, reliable mobile interactions, while also building brand loyalty and creating clear value exchange with the enterprise’s end-users. The contextual data that informs our business intelligence solutions includes current end-user network usage, geo-location and mobile identity verification. Specifically, our mobile identity services verify a broad set of end-user data and information, including subscriber identity, network, device and phone number. These data elements can be used to deliver services such as mobile payment authorizations and two-way messaging capabilities. Specific examples of some of our solutions are:

•
We can identify a user of a social network who has landed in a foreign country but is not using data services. We can then offer the end-user a data roaming plan paid for and branded by the social network. This strategy enables the social network to reinforce its brand value with the end-user while facilitating the user’s social network engagement when traveling abroad, at no cost to the end-user.

•
We can provide a financial institution with the capability to send reward redemption offers for opted-in customers to fulfill by simply replying to a text message (reply-to-redeem). The solution allows end-users to check their point balances and to redeem eligible rewards by simply texting a dedicated code (text-to-redeem) which enhances the financial institutions customer loyalty program and drives better engagement with points redemption.

Provide Solutions to Enable MNOs to Measure and Manage the Subscriber Experience across Networks

We collect, correlate and analyze billions of end-user data records to provide MNOs with unique insights into subscriber behavior that allow them to identify new revenue opportunities and potential service issues in real-time. Our data analysis can identify network failures or individual subscriber conditions that are causing service disruptions and enable the MNOs to resolve the issue with minimal end-user impact. Additionally, our platform identifies long-term trends and issues in network performance that assist with network planning and partnership negotiations.

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

•	Market-leading proprietary technology applications and robust global networks with network availability exceeding 99.999%.

•	Platform integration into and trusted deep relationships with approximately 1,000 MNOs and 550 OTTs and enterprises in nearly 200 countries.

•	Ability to independently monitor and enforce complex contractual arrangements between our customers.

•	Access to a unique portfolio of real-time data and the ability to produce analytical insights from this data enabling our customers to enhance their end-user experience.

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

Operational Excellence Supported by Proprietary and Secure Technology Platforms

We have a proven track record of operational excellence. Our network operates with over 99.999% availability and all of our platforms have high reliability as a result of our investment in our technology infrastructure and platforms, system redundancy and automated recovery, security and the expertise of our highly skilled workforce. Our mission-critical services directly impact our customers’ operational and financial performance and, as a result, we believe that the operational reliability of our technology platform is a critical competitive differentiator. Our proprietary and secure technology platforms, located across 18 countries on 4 continents, are situated in 13 data centers and 30 network access points, supporting our global IP backbone. Our state-of-the-art network and application monitoring centers ensure global connectivity and respond to service degradation notifications and other alarms, enhancing and maintaining our customers’ ability to provide a seamless and ubiquitous end-user experience.

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

Real-Time Data Analytics & Intelligence Capabilities

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

Uniquely Positioned to Drive Innovation in the Mobile Ecosystem

We believe that our expertise and experience in the mobile ecosystem, long-standing customer relationships and integrated position with MNOs uniquely positions us to provide innovative and relevant new services to a variety of customers in response to changing technologies, the needs of new and non-traditional market entrants as well as the ever-changing preferences of end-users. We have a history of investing in and developing new services that anticipate and respond to our customers’ needs as new technologies, standards, entrants and business models are introduced into the mobile ecosystem. Over the last five years, we have invested over $200 million in the development of new services and new features for our portfolio of existing services. We often develop services in collaboration with our customers, enabling us to mitigate the financial risk associated with our R&D investments. We believe our culture of innovation positions us well to capitalize on future growth opportunities. To support this effort, we have a talented workforce, including approximately 600 product developers and engineers who participate in, and often lead, industry groups responsible for developing new mobile technology standards. We are an active participant in the international wireless community as a member of GSMA and have been consistently recognized as an innovation leader, having received numerous awards, including Global Telecoms Business Innovation Awards, GSMA Global Mobile Awards and Total Telecom World Vendor Awards, among many others.

Longstanding Customer Relationships and Diverse Customer Base

We have provided services to our top 10 customers for an average of 17 years. The mission-critical nature and superior quality of our services have allowed us to maintain a customer contract renewal rate of 95% or higher over the past nine years. We have a diverse set of over 1,500 customers in nearly 200 countries. These customers include MNOs, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

Experienced Management Team

Our executive management team has extensive customer and industry expertise, significant experience with emerging technologies and a proven track record of driving growth with an average of over 20 years of industry experience. The team has fostered a strong culture focused on delivering superior value to our customers and shareholders, as demonstrated by our growth in revenues, customer base and geographical diversity since 2009. We employ a disciplined acquisition strategy, having successfully executed over $1 billion of acquisitions since 2007, including our acquisitions of MACH in June 2013, which significantly expanded our presence in Europe, Asia and Africa, while also providing numerous cost saving and cross-selling opportunities, and Aicent in August 2014, which expanded our Asian footprint, and positioned us as a leader in the enablement of IPX and LTE roaming interconnectivity. Our successful integration of these businesses has enhanced our market position, expanded our capabilities and geographic reach, and resulted in substantial cost savings. As of December 31, 2015, we had achieved approximately $36 million of annualized, run-rate cost synergies related to these acquisitions through ongoing integration efforts.

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

Continue to Develop Innovative Services

We will continue to invest substantial resources in the development of new services to address trends affecting the mobile ecosystem. For example, we have developed a cloud based mobile protection and revenue assurance offering that allows our customers to implement domestic and roaming fraud prevention services quickly and cost effectively. Similarly, we have developed a simplified interface for enterprise application developers that allows enterprises to easily integrate their services with our mobile communications infrastructure, such as our messaging platform, to accelerate the deployment of their services to mobile end users. We believe we will continue to successfully develop new, innovative services individually and through partnerships and joint initiatives with our customers. We will continue to focus on meeting our MNO and enterprise customers’ growing needs for diverse intelligence and analytic solutions, leveraging our unique position at the center of the mobile ecosystem and the substantial amount of data we have access to and process on behalf of our customers. We have grown the average number of customers per service for our top 10 services from 106 in 2011 to approximately 200 in 2015.

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

Employees

As of December 31, 2015, we had 2,671 full-time equivalent employees, with approximately 61% located outside the United States. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. We believe that employee relations are positive.

Sales and Marketing

As of December 31, 2015, our sales and marketing organizations included 337 people who identify and address customer needs and concerns, deliver comprehensive services and offer a complete customer support system.

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

Technology and Operations

Technology

As of December 31, 2015, our technology group was comprised of 610 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the technology group include Product Development and Life Cycle, Operational Support Services, Technology Services and Innovation.

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

Operations

As of December 31, 2015, we had 1,159 employees dedicated to managing internal operations and customer support functions. Key functions include:

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

As of December 31, 2015, we had 208 employees dedicated to network provisioning, monitoring and support.

•
Network Operations Center. We maintain a state-of-the-art Network Operations Center that actively monitors applications, network and connections to customers. The Network Operations Center provides support both domestically and globally 24 hours per day, seven days per week, 365 days per year. The Network Operations Center proactively identifies potential issues with our applications, operating system, network, switch connectivity and call processing. These issues are managed through resolution with customers in conjunction with Inter-

Exchange Operators, Local Exchange Operators, field engineering, our internal product support and development teams and vendors.

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

Customers

We have a diverse set of customers consisting of over 1,500 customers in nearly 200 countries. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands. Our customer base has remained stable over time, as we have been providing services to our top 10 customers for an average of 17 years. We believe these longstanding relationships, and the mission-critical nature and superior quality of our services, have allowed us to maintain a customer contract renewal rate of 95% or higher over the past nine years.

Our largest customer, Verizon Wireless, generated 20.2% of total revenues for the year ended December 31, 2015. No other customer generated more than 10% of total revenues for the year ended December 31, 2015.

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

Government Regulations

The majority of our services are not heavily regulated. In the United States we do not offer services that are deemed to be common carrier telecommunications services. However, certain services we offer in the United States are subject to limited regulation by the United States FCC. In particular, end-user revenues from selected services are used to determine our contribution to the FCC’s Universal Service Fund. In addition, certain services we offer outside of the United States are also subject to regulation. Some of our financial clearing services require that we maintain a license as a money service business in the United Kingdom and follow certain “know your customer” and anti-money laundering regulations in the provision of these services. Finally, our number portability businesses in India and Singapore are provided under government issued licenses with specific terms and conditions. For example, in India our number portability license sets the price we can charge for our services. If we violate the terms of our licenses in India or Singapore we are subject to fine and could lose our ability to continue to offer these services.

Intellectual Property

We currently maintain approximately 216 registrations and 78 pending applications covering our service and trade marks in the United States and foreign countries; approximately 75 issued patents and 32 pending patent applications in the United States and foreign countries, 11 of which are jointly owned with Verizon Communications; and 60 U.S. Copyright Registrations. We also rely on trade secret and copyright laws as well as contractual arrangements to protect our trade secrets and copyrightable works.

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
Our success depends on our ability to provide reliable services to our customers. Our operations could be interrupted or degraded by any damage to or failure of:

•	our computer software or hardware, or our customers’ or suppliers’ computer software or hardware;

•	our network, our customers’ networks or our suppliers’ networks; and

•	our connections and outsourced service arrangements with third parties.
Our systems and operations are also vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications and utility failures;

•	hurricanes, fires, earthquakes, floods and other natural disasters;

•	a terrorist attack in the U.S. or in another country in which we operate;

•	interruption of service arising from facility migrations, resulting from changes in business operations including acquisitions;

•	computer viruses or software defects;

•	loss or misuse of proprietary information or customer data that compromises security, confidentiality or integrity; and

•	errors by our employees or third-party service providers.
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
Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers that is used to deliver our services. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely impacted. In addition, rapid changes in the telecommunications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use, in particular for those services for which we need access to mobile operators’ networks in order to deliver.
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

We may not realize the expected benefits of the MACH and Aicent acquisitions because of integration difficulties and other challenges.
In June 2013 and August 2014, we completed our acquisitions of MACH and Aicent, respectively. Although the integration process is complete, there are still risks associated with these acquisitions, including, among others:

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
We may not be able to maintain levels of revenue, earnings or operating efficiency that each of Syniverse, MACH and Aicent had achieved or might achieve separately. If we experience difficulties with the ongoing operations of these acquired businesses, the anticipated benefits of the MACH and Aicent acquisitions may not be realized fully, or at all, or may take longer to realize than expected.
If we do not adapt to rapid technological or other changes in the industries we serve, we could lose customers or market share.
Our industry is characterized by rapid technological change and changing customer demands, such as the evolution of LTE networks, the replacement of CDMA networks and the evolution of the OTT ecosystem that may bypass or compete with MNO networks for certain services, such as messaging. Our success depends on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer needs. Significant technological changes or changes in the needs of our customers have in the past, and are likely to continue to in the future, make certain of our services obsolete, such as our CDMA services. In addition, technological and other changes may result in a shift in end-user preferences or a decline in reliance on the mobile ecosystem, including, but not limited to, further advances in web-based personal communication. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would impair our ability to compete, retain customers or maintain our financial performance. Our future revenues and profits will depend, in part, on our ability to sell to new market participants.
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
Our 10 largest customers for the years ended December 31, 2015 and 2014 represented approximately 52% and 50% of our reported revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues going forward. Since our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Any non-renewal of contracts with these customers could materially reduce our revenues.

Our failure to achieve or sustain desired pricing levels or to offset price reductions with increased transaction volumes, could impact our ability to maintain profitability or positive cash flow.
Competition and industry consolidation have resulted in pricing pressure in certain circumstances. In addition, regulatory or other market forces have lowered the retail prices our customers can charge for roaming services which has increased pricing pressure for our services that support roaming. We expect this pricing pressure to continue in the future. This pricing pressure could negatively impact the selling price of our services at the time of contract renewal or cause our customers to otherwise request pricing reductions or other concessions. For example, consolidation in the wireless services industry in the U.S. over the past several years has given some of our customers increased leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While lower retail prices may lead to increased volumes as end users are more willing to use international roaming services, we may not be able to offset the effects of price reductions with volume increases or the introduction of new services.
Future consolidation among, or network buildouts by, our customers may cause us to lose transaction volume and reduce our prices, which would negatively impact our financial performance.
In the past, consolidation among our customers has at times caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. Such consolidation activities may take the form of business combinations, strategic partnerships, or other business arrangements between the operators. In addition, our customers have, in the past, and may in the future, buildout their networks which could result in decreased transaction volumes as their home network expands.
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

•
reputational harm or other adverse consequences due to our operations in jurisdictions subject to the OFAC laws and regulations. See “We currently conduct limited business operations and expect to continue such operations in countries targeted by U.S. and E.U. economic sanctions”;

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
For the year ended December 31, 2015, 42.2% of our total revenue was generated outside of the U.S. as compared to 40.3% for the year ended December 31, 2014. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.
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
Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA and the UK Bribery Act (the “UK Act”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. The UK Act prohibits us from making payments to private citizens as well as government officials. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.
We currently conduct limited business operations and expect to continue such operations in countries targeted by United States and European Union economic sanctions
OFAC enforces certain laws and regulations (“OFAC Sanctions”) that impose restrictions upon U.S. nationals, U.S. permanent residents, persons located in the U.S., or entities organized under the laws of a U.S. jurisdiction (collectively, “U.S. Persons”), upon business conducted in whole or in part in the U.S., and, in some instances, upon foreign entities owned or controlled by U.S. Persons, with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of OFAC Sanctions (“U.S. Sanctions Targets”). U.S. Persons are also prohibited from facilitating such activities or transactions conducted by others. Similarly, the E.U. and its member nations enforce certain laws and regulations (“E.U. Sanctions”) that impose restrictions upon nationals of E.U. member states, persons located within E.U. member states, entities incorporated or constituted under the law of an E.U. member state, or business conducted in whole or in part in E.U. member states with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of E.U. Sanctions (“E.U. Sanctions Targets” and together with U.S. Sanctions Targets, “Sanctions Targets”). E.U. persons are also generally prohibited from activities that promote such activities or transactions conducted by others. Additionally, U.S. law authorizes the imposition of various disabilities (“U.S. Secondary Sanctions”) on non-U.S. companies that engage in certain specified types of business involving Iran or Cuba. We engage in limited business activities in countries that are Sanctions Targets, including Iran, Syria, Sudan and Cuba. Our activities and investments in Iran, Syria, Sudan and Cuba in the aggregate accounted for approximately 0.310% of our consolidated revenues during the year ended December 31, 2015. We expect to continue to engage in these limited business activities in countries that are deemed Sanctions Targets over the foreseeable future. Although we believe that OFAC and E.U. Sanctions under their current terms do not prohibit our current activities, and that our current activities will not cause us to be subject to potential U.S. Secondary Sanctions under current U.S. law, our reputation may be adversely affected and investors may divest their investments in us as a result of internal investment policies or may decide for reputational reasons to divest such investments. In addition, the sanctions laws and regulations could be changed in ways that would require us to discontinue or limit our current activities involving Iran, Syria, Sudan or Cuba, or involving other countries, individuals or entities that are not currently designated as Sanctions Targets. We cannot assure you that the foregoing will not occur or that such occurrence will not have a material adverse effect on the value of our securities.
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
Unfavorable general economic conditions may exist globally, or in one or more regions, due to a number of factors, including, but not limited to, the decreased availability of credit resulting from slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending. Currency fluctuations and adverse business conditions in some emerging markets have impacted profitability and credit availability for certain of our customers. In addition, geopolitical factors in the Middle East and Venezuela have created economic and political uncertainties that continue to impact worldwide markets. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause further slow spending on our services. Furthermore, during challenging economic times such as recession or economic slowdown, our customers or vendors may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments or provide services to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our cash collections would be negatively impacted. The current economic downturn and any future downturn may reduce our revenues or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the telecommunications industry. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
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
We may need to raise additional funds in the future from debt or equity financing. We cannot assure you that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, the agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to incur indebtedness or obtain financing. See Note 9 to our consolidated financial statements for additional information regarding our debt and credit facilities. If adequate funds are not available on acceptable terms, or at all, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.
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
A significant part of our business consists of sales made to customers outside the U.S. During the year ended December 31, 2015, approximately 19% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. We cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non‑U.S. dollar denominated assets and liabilities, including inter-company balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.
Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets, including capitalized software, net of amortization, together accounted for approximately 84.5% of the total assets on our balance sheet as of December 31, 2015. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.
We are a party to a number of lawsuits that arise in the ordinary course of business and may become a party to others in the future.
We are a party to a number of lawsuits that arise in the ordinary course of business and may become a party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits in which we are involved are reasonably estimated to be material as of the date of this Annual Report on Form 10-K, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us. See “Business-Litigation.”
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

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health, reduce our profitability, limit our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2015, the aggregate amount of our indebtedness, net of original issue discount, was $2,056.7 million (with approximately $150.0 million of unused commitments available for additional borrowing under our Revolving Credit Facility) on a consolidated basis, of which approximately $1,581.7 million is secured.
Our substantial indebtedness could have important consequences to our investors. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other purposes. During the year ended December 31, 2015, interest and other payments on our indebtedness totaled $109.4 million, which accounted for approximately 67.6% of net cash provided by operating activities. Based on our outstanding indebtedness at December 31, 2015, we expect to incur annual interest expense of $107.9 million in 2016 and $106.6 million in 2017, which is approximately 66.7% and 65.9%, respectively, of our fiscal 2015 net cash provided by operating activities. We currently expect to make a principal payment of approximately $36.2 million in early 2016, as required pursuant to the excess cash flow provision of our Senior Credit Facility (as defined below). We are not required to make any other principal payments on our indebtedness until 2018, however we may do so at our election;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	expose us to the risk of increased interest rates as borrowings under the Senior Credit Facility (defined below) are subject to variable rates of interest;

•	expose us to additional risks related to currency exchange rates and repatriation of funds;

•	place us at a competitive disadvantage compared to certain of our competitors who have less debt, including during times of adverse economic and industry conditions;

•
limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limit our ability to refinance outstanding indebtedness on commercially reasonable terms or at all.
In addition, the agreements governing our Senior Credit Facility (defined below) and the indenture governing the Senior Notes (defined below) contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of most of our indebtedness. See Note 9 to our consolidated financial statements for additional information regarding our debt and credit facilities.
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
On December 22, 2010, we issued $475,000 senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the "Senior Notes"). The indenture governing the Senior Notes and the credit agreement with Buccaneer LLC (as successor by merger to Buccaneer) and Barclays Bank PLC (the “Senior Credit Facility”) limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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
The restrictions contained in the indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
Our failure to comply with these covenants and restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. Following an event of default, the lenders under the Revolving Credit Facility will also have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Credit Facility will also have the right to proceed against the collateral that secures those borrowings. If the indebtedness under our Senior Credit Facility and the Senior Notes were to be accelerated, it could cause us to become bankrupt or insolvent.
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
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness when due or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Senior Credit Facility and the Senior Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.
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
We do not expect to generate the necessary cash flow to repay our long-term indebtedness in its entirety by the maturity date and such repayment in full is dependent upon the ability to refinance our debt.

Our ability to implement our strategic growth objectives is dependent on a combination of generating sufficient cash flow from operations and the availability of external financing. From time to time, we will likely need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance, (2) our credit ratings or absence of such ratings, (3) the liquidity of the overall capital markets, including but not limited to potential investors for a prospective financing, (4) the overall state of the economy, and (5) the prospects for our Company and the industry in which we compete.
Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In May 2015, Standard & Poor’s lowered our corporate credit rating to B+ from BB- and our senior unsecured debt rating to CCC+ from B-. In December 2015, Moody’s lowered our corporate credit rating to B2 from B1 and our senior unsecured debt rating to Caa2 from Caa1.
The majority of our long-term indebtedness matures in 2019. We generally do not expect to generate the necessary cash flow to repay our long-term indebtedness in its entirety by the maturity date and such repayment in full is dependent upon the ability to refinance our Senior Credit Facility and Senior Notes on reasonable terms. There can be no assurance that we will have access to the capital markets on terms acceptable to us, or at all.
The right of holders of our Senior Notes to receive payments on the Senior Notes is effectively subordinated to the rights of our existing and future secured creditors to the extent of the value of the assets securing that indebtedness. Further, the guarantees of the Senior Notes are effectively subordinated to all our guarantors’ existing and future secured indebtedness.
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
 As of December 31, 2015, the aggregate amount of our secured indebtedness, net of original issue discount was approximately $1,581.7 million, and $150.0 million of unused commitments were available for additional borrowings under the revolving portion of our Senior Credit Facility. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the Senior Notes.
Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.
The Senior Notes are guaranteed on a senior basis by our existing and future wholly owned domestic restricted subsidiaries that are guarantors of our Senior Credit Facility. Our non-guarantor subsidiaries held approximately $650.6 million, or 19.1%, of our total assets and $97.7 million, or 4.0%, of our total liabilities as of December 31, 2015 and accounted for approximately $191.4 million, or 22.2%, of our revenues for the year ended December 31, 2015 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture and each credit agreement, and any subsidiary so designated will not be a guarantor of the Senior Notes or the Senior Credit Facility.
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
We are a holding company and have limited direct operations. Our operations are conducted almost entirely through our subsidiaries. As a result, our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or inter-company loans and such dividends may be restricted by law or the instruments governing our indebtedness or other agreements of our subsidiaries.
The lenders under our Senior Credit Facility have the discretion to release the guarantors under our Senior Credit Facility in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Senior Notes.
While any obligations under our Senior Credit Facility remain outstanding, any guarantee of the Senior Notes may be released without action by, or consent of, any holder of the Senior Notes or the trustee under the indenture governing the Senior Notes offered hereby, at the discretion of lenders under our Senior Credit Facility, if such guarantor is no longer a guarantor of obligations under our Senior Credit Facility or any other indebtedness. The lenders under our Senior Credit Facility will have the discretion to release the guarantees under our Senior Credit Facility in a variety of circumstances. Holders of the Senior Notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Senior Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.
We may not be able to satisfy our obligations to holders of the Senior Notes upon a change of control.
Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the Senior Notes has the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the Senior Notes would be a default under the indenture, which would in turn be a default under the credit agreements governing our Senior Credit Facility. In addition, a change of control may constitute an event of default under our Senior Credit Facility. A default under our Senior Credit Facility would result in an event of default under the indenture if the lenders accelerate the debt under our Senior Credit Facility.
If a change of control occurs, we may not have enough assets to satisfy all obligations under our Senior Credit Facility and the indenture related to our Senior Notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our Senior Credit Facility and the Senior Notes or obtain a waiver from the lenders or holders of the Senior Notes. There is no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indenture governing the Senior Notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.

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
As of December 31, 2015, investment funds affiliated with Carlyle owned approximately 99.7% of our common stock and are able to control our affairs. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Carlyle’s interests could conflict with the interests of the holders of the Senior Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates as equity holders might conflict with the interests of noteholders. Carlyle may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in a 198,750 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility is eleven years and ends on January 31, 2027. At our option, we have the right to renew the lease for two additional periods of seven years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions. We occupy 15,749 square feet of office space in Campbell, California, which supports our messaging technology and operations functions. In May 2014, we entered into a ten-year lease for 19,928 square feet of office space in Tampa, Florida. This facility primarily supports our administrative functions.

We lease several offices for our Asia Pacific operations including 14,404 square feet in Hong Kong, China and a facility totaling 21,351 square feet in Beijing, China. In January 2014, we entered into a lease for 80,784 square feet of office space in Bangalore, India. This facility primarily supports our technology and operations functions.

In Europe, we have leases for office space as follows: 31,064 square feet in Contern, Luxembourg, a facility totaling 20,782 square feet in Russelsheim, Germany and 7,338 square feet in London, England. These facilities support technology, operations, administrative and customer service functions.

In addition to three sales offices in the Caribbean and Latin America region, we lease 28,966 square feet in San Jose,

Costa Rica, which serves as a customer service center supporting our global operations.

In addition, we have a secure physical network infrastructure, consisting of 13 data centers and 30 network access points worldwide which are primarily facilitated through co-location leases.

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
For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” Note 9 “Debt and Credit Facilities,” and Note 11 “Stock-Based Compensation,” to the consolidated financial statements included herein.
Equity Compensation Plan Information
As of December 31, 2015, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our indirect parent company, Syniverse Corporation, are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The table below sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 and the selected historical consolidated statements of operations data for the years ended December 31, 2015, 2014, 2013 and 2012, the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011 has been derived from our consolidated financial statements.

The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

On January 13, 2011, Syniverse Holdings was merged with and into a wholly-owned subsidiary of Buccaneer LLC (as successor to Buccaneer Holdings, Inc.) pursuant a merger agreement, dated as of October 28, 2010 (the “Merger”). As a result of the Merger, Syniverse Holdings became a wholly-owned subsidiary of Buccaneer LLC. The Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Merger was allocated to the acquired assets and liabilities based upon their estimated fair values at the acquisition date. The Predecessor periods reflect the financial position, results of operations, and changes in financial position of Syniverse Holdings prior to the Merger and the Successor periods reflect the financial position, results of operations, and changes in financial position of the Company after the Merger.

	Successor					Predecessor
					Period from	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	January 13 to	January 1 to
	December 31,	December 31,	December 31,	December 31,	December 31,	January 12,
(in thousands)	2015	2014	2013	2012	2011	2011
Statement of Operations Data (1):
Revenues	$861,475	$916,295	$858,961	$743,874	$745,978	$22,014
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	389,163	378,052	320,796	275,301	259,549	9,274
Sales and marketing	76,693	77,670	74,995	68,549	63,708	2,376
General and administrative	135,812	140,450	129,354	103,311	100,993	3,664
Depreciation and amortization (2)	215,167	237,577	216,198	177,320	196,161	2,720
Employee termination benefits (3)	948	9,140	5,939	1,198	2,370	—
Restructuring (4)	387	17,826	483	1,163	3,837	—
Acquisition and Merger expenses (5)(6)(7)	111	1,974	21,632	14,684	40,549	47,203
	818,281	862,689	769,397	641,526	667,167	65,237
Operating income (loss)	43,194	53,606	89,564	102,348	78,811	(43,223)
Other income (expense), net:
Interest expense, net (8)	(122,726)	(122,383)	(124,970)	(107,914)	(112,413)	(859)
Debt extinguishment costs	—	—	(2,802)	(6,458)	—	—
Equity income in investee	36	35	422	—	—	—
Other, net	(1,093)	(2,651)	(6,837)	3,940	(2,993)	(349)
	(123,783)	(124,999)	(134,187)	(110,432)	(115,406)	(1,208)
Loss before benefit from income taxes	(80,589)	(71,393)	(44,623)	(8,084)	(36,595)	(44,431)
Benefit from income taxes	(31,277)	(25,093)	(4,328)	(7,889)	(16,926)	(13,664)
Net loss from continuing operations	(49,312)	(46,300)	(40,295)	(195)	(19,669)	(30,767)
Loss from discontinued operations, net of tax	—	(688)	(5,092)	—	—	—
Net loss	(49,312)	(46,988)	(45,387)	(195)	(19,669)	(30,767)
Net income (loss) attributable to nonredeemable noncontrolling interest	1,279	1,015	1,144	3,046	1,803	(3)
Net loss attributable to Syniverse Holdings, Inc.	$(50,591)	$(48,003)	$(46,531)	$(3,241)	$(21,472)	$(30,764)
Balance Sheet Data (at end of period):
Total assets (9)(10)	$3,406,340	$3,505,206	$3,609,100	$2,913,259	2,979,965
Total debt and capital lease obligations (9)	$2,050,330	$2,029,641	$1,998,310	$1,367,701	1,428,596
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

(3)
Employee termination benefits represents costs related to severance and other employee related costs that are unrelated to a restructuring plan. See Note 13 to our consolidated financial statements for additional information regarding Employee termination benefits.

(4)
Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs. See Note 13 to our consolidated financial statements for additional information regarding Restructuring.

(5)	The year ended December 31, 2015 and 2014 reflects costs associated with the acquisition of Aicent and includes professional services costs, such as legal, tax, audit and transaction advisory costs.

(6)	The years ended December 31, 2013 and 2012 reflect costs associated with the acquisition of MACH and include professional services costs, such as legal, tax, audit and transaction advisory costs.

(7)
The period from January 13 to December 31, 2011 and the period from January 1 to January 12, 2011 reflects costs associated with the Merger and related financing transactions, such as legal, advisory and investment banker fees and accelerated stock-based compensation expense.

(8)
The years ended December 31, 2014, 2013 and 2012, the periods January 13, 2011 through December 31, 2011 and January 1, 2011 through January 12, 2011 reflect a reclassification of Interest income into the Interest expense, net line item in our consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

(9)
The years ended December 31, 2014, 2013, 2012 and 2011 reflect a reclassification of deferred financing costs from Prepaid and other current assets and Deferred costs, net into the Long-term debt, net of original issue discount and deferred financing costs line item in the consolidated balance sheets to conform with ASU 2015-03.

(10)
The years ended December 31, 2014 reflect a reclassification of the current portion of Deferred tax assets and Deferred tax liabilities to long-term Deferred tax assets and long-term Deferred tax liabilities in the consolidated balance sheets to conform with ASU 2015-17.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. It should be read in conjunction with “Selected Financial Data,” and our consolidated financial statements and related notes in this Annual Report on form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report on form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized service and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 4 billion billable transactions daily and settle approximately $17 billion annually between our customers.

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

Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and 550 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

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

Mobile Transaction Services: Transaction-based services that are designed to support the long-term success of our MNO customers. Through Mobile Transaction Services, we:

•	Clear, process and exchange end-user billing records.

•	Process and settle payments between participants in the mobile ecosystem.

•	Activate, authenticate and authorize end-user mobile activities.

•	Manage the worldwide routing and delivery of text (SMS), multimedia (MMS) and next generation messaging.

•	Provide data transport services over our global IP data network regardless of technology protocol.

•	Provide intelligent policy and clearing tools that enable our customers to use real-time data for improved end-user experience.

•	Provide mobile protection tools to prevent fraudulent activity on operator networks and identify problem areas in the end to end billing cycle.

Enterprise & Intelligence Solutions: Services that bridge OTTs and enterprises with MNOs and incorporate our real-time intelligence capabilities to enable all of our customers to serve their end-users. Through Enterprise & Intelligence Solutions, we:

•	Connect enterprises to the mobile ecosystem to allow them to reliably reach and interact with their customers and employees via mobile devices.

•	Bridge OTTs to the mobile ecosystem allowing OTT end-users to seamlessly interact with traditional mobile end-users.

•	Enable enterprises to rapidly execute and optimize their mobile communications initiatives.

•	Provide data analytics and business intelligence solutions designed to measure, enhance and secure the end-user experience for our enterprise and OTT customers.

•	Provide solutions to enable MNOs to measure and manage the subscriber experience across networks.

Executive Overview

Financial Highlights

Revenues decreased $54.8 million, or 6.0%, to $861.5 million for the year ended December 31, 2015, from $916.3 million for the same period in 2014. The Aicent Acquisition contributed incremental revenues of $29.7 million. Operating income decreased $10.4 million to $43.2 million for the year ended December 31, 2015 from $53.6 million for the same period in 2014. Net loss from continuing operations increased $3.0 million to $49.3 million for the year ended December 31, 2015 from $46.3 million for the same period in 2014. Adjusted EBITDA decreased $55.6 million, or 16.0%, to $292.3 million for the year ended December 31, 2015 from $347.9 million for the same period in 2014. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss from continuing operations.

Business Developments

In March 2016, we implemented a restructuring plan (the “plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of the plan, we expect to incur severance related costs ranging from $12 million to $14 million and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

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

•	downward pressure on the prices we charge for our services from our existing customers as we enter into contract renewals, which could have a negative impact on our revenues and margin;

•	the extent to which our customers buildout or expand their own networks, which could have a negative impact on transaction volume from those customers and on our revenue;

•	our ability to realize some or all of the anticipated benefits from our acquisition of the MACH and Aicent businesses;

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
We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues were generated by transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and may include tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and related incremental customer-specific costs for customer implementations and recognize such revenues and related costs on a straight-line basis over the life of the initial customer contract.
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

•
Depreciation and amortization relate primarily to our property and equipment, capitalized software and identifiable intangibles including our SS7 network, computer equipment, infrastructure facilities related to information management and other identifiable intangible assets recorded as a result of purchase accounting.

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

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

Results of Operations

Comparison of results of continuing operations for the year ended December 31, 2015 with the year ended December 31, 2014

	Year ended December 31,		Year ended December 31,		2015 compared to 2014
		% of		% of
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$731,496	84.9%	$782,116	85.4%	$(50,620)	(6.5)%
Enterprise & Intelligence Solutions	129,979	15.1%	134,179	14.6%	(4,200)	(3.1)%
Revenues	861,475	100.0%	916,295	100.0%	(54,820)	(6.0)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	389,163	45.2%	378,052	41.3%	11,111	2.9%
Sales and marketing	76,693	8.9%	77,670	8.5%	(977)	(1.3)%
General and administrative	135,812	15.8%	140,450	15.3%	(4,638)	(3.3)%
Depreciation and amortization	215,167	25.0%	237,577	25.9%	(22,410)	(9.4)%
Employee termination benefits	948	0.1%	9,140	1.0%	(8,192)	(89.6)%
Restructuring	387	—%	17,826	1.9%	(17,439)	(97.8)%
Acquisitions	111	—%	1,974	0.2%	(1,863)	(94.4)%
	818,281	95.0%	862,689	94.1%	(44,408)	(5.1)%
Operating income	43,194	5.0%	53,606	5.9%	(10,412)	(19.4)%
Other income (expense), net:
Interest expense, net	(122,726)	(14.2)%	(122,383)	(13.4)%	(343)	0.3%
Equity income in investee	36	—%	35	—%	1	2.9%
Other, net	(1,093)	(0.1)%	(2,651)	(0.3)%	1,558	(58.8)%
	(123,783)	(14.4)%	(124,999)	(13.6)%	1,216	(1.0)%
Loss before benefit from income taxes	(80,589)	(9.4)%	(71,393)	(7.8)%	(9,196)	12.9%
Benefit from income taxes	(31,277)	(3.6)%	(25,093)	(2.7)%	(6,184)	24.6%
Net loss from continuing operations	$(49,312)	(5.7)%	$(46,300)	(5.1)%	$(3,012)	6.5%

Revenues

Revenues decreased $54.8 million, or 6.0%, to $861.5 million for the year ended December 31, 2015 from $916.3 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $29.7 million of incremental revenues for the year ended December 31, 2015, revenues declined $84.5 million. Foreign currency translation contributed $28.7 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $50.6 million, or 6.5%, to $731.5 million for the year ended December 31, 2015 from $782.1 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $26.8 million of incremental revenues during the year ended December 31, 2015, revenues declined $77.4 million. Foreign currency translation contributed $25.0 million to the decline in revenue. The remainder of the decline was primarily attributable to declines in our clearing and settlement services driven by a combination of volume and rate reductions across our CDMA portfolio of $43.1 million and competitive pricing pressure, partially offset by volume increases across our GSM clearing and settlement suite of $8.8 million and the impact of a legacy messaging service that went end-of-life in May 2014 of $11.7 million. These declines were partially offset by continued volume growth within our advanced network interoperability services, including $17.5 million of growth in IPX, database services and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions decreased $4.2 million, or 3.1%, to $130.0 million for the year ended December 31, 2015 from $134.2 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which contributed $2.9 million of incremental revenues during the year ended December 31, 2015, revenues declined $7.1 million. Foreign currency translation contributed $3.7 million to the decline in revenue. The remaining decline was primarily driven by volume declines resulting from a shift away from certain lower margin wholesale messaging customers and an enhanced focus on higher margin services within our enterprise messaging suite of services. These declines in wholesale messaging volumes were substantially offset by organic growth in our higher margin enterprise messaging services, mobile engagement and business messaging services.

Costs and Expenses

Costs and expenses decreased $44.4 million to $818.3 million for the year ended December 31, 2015 from $862.7 million for the same period in 2014. Excluding the impact of the Aicent Acquisition, which added $34.2 million of incremental costs and expenses for the year ended December 31, 2015 (including $9.1 million of depreciation and amortization), costs and expenses declined $78.6 million. Foreign currency translation contributed $18.2 million to the decline due primarily to the strengthening of the U.S. dollar against the Euro.

Cost of operations increased $11.1 million to $389.2 million for the year ended December 31, 2015 from $378.1 million for the same period in 2014. The table below summarizes our cost of operations by category:

	Year ended December 31,		2015 compared to 2014
(in thousands)	2015	2014	$ change	% change
Cost of operations:
Headcount and related costs	$108,205	$99,687	$8,518	8.5%
Variable costs	111,880	110,793	1,087	1.0%
Data processing, hosting and support costs	92,425	96,608	(4,183)	(4.3)%
Network costs	62,585	55,838	6,747	12.1%
Other operating related costs	14,068	15,126	(1,058)	(7.0)%
Cost of operations	$389,163	$378,052	$11,111	2.9%

The increase in headcount and related costs for the year ended December 31, 2015 was driven by a $3.0 million increase in headcount related costs resulting primarily from the workforce acquired in the Aicent Acquisition and an increase in performance-based compensation.

The increase in variable costs for the year ended December 31, 2015 was due primarily to the Aicent Acquisition which contributed $6.8 million of incremental variable costs during the year ended December 31, 2015. In addition, we incurred $6.0 million of message termination fees related to a contract we entered into during the fourth quarter of 2014 with a European wholesale enterprise messaging customer, primarily to provide wholesale messaging delivery services. We began providing services in December 2014, and messaging volumes became meaningful in the first quarter of 2015. During the first quarter of 2015, we learned that the United Kingdom (“UK”) Secretary of State for Business, Innovation and Skills initiated liquidation proceedings against the customer in the public interest arising out of an investigation into the customer’s affairs. A liquidator was duly appointed to dissolve the customer company, resulting in it terminating all business activities. As a result of this action, we determined that collectibility of the revenue earned from this customer was no longer reasonably assured and were therefore unable to record approximately $7.0 million of revenue for services provided to the customer. To date, we have not received any payment for services provided to this customer. We are taking all commercially reasonable actions (legal and otherwise) and are cooperating with UK authorities to pursue financial recovery. However, there can be no assurance that any recovery will be achieved. This incremental cost was isolated to the three months ended March 31, 2015 and will not impact future periods. Excluding the impact of the incremental message termination fees and the Aicent Acquisition, variable costs decreased $11.7 million for the year ended December 31, 2015 due primarily to organic volume declines in our lower margin enterprise messaging services. Variable costs as a percentage of operating costs were 18.6% for the year ended December 31, 2015 and 2014.

Data processing, hosting and support costs for the year ended December 31, 2015 decreased $4.2 million compared to the same period in 2014. Excluding the impact of the Aicent Acquisition, which added $1.4 million of incremental data processing costs during the year ended December 31, 2015, data processing, hosting and support costs decreased $5.6 million due primarily to lower software maintenance costs.

The increase in network costs for the year ended December 31, 2015 was primarily driven by additional costs of $8.8 million resulting from the Aicent Acquisition, partially offset by cost savings initiatives.

As a percentage of revenues, cost of operations increased to 45.2% for the year ended December 31, 2015 from 41.3% for the same period during 2014.

Sales and marketing expense decreased $1.0 million to $76.7 million for the year ended December 31, 2015 from $77.7 million for the same period in 2014. The Aicent Acquisition contributed $1.9 million of incremental costs during the year ended December 31, 2015, primarily due to headcount related costs for the acquired sales force employees. Excluding the impact of the Aicent Acquisition, sales and marketing expense decreased $2.9 million due primarily to a reduction in headcount resulting from our October 2014 restructuring plan as well as other cost savings initiatives, partially offset by higher performance and stock-based compensation. As a percentage of revenues, sales and marketing expense increased to 8.9% for the year ended December 31, 2015 from 8.5% for the same period in 2014.

General and administrative expense decreased $4.6 million to $135.8 million for the year ended December 31, 2015 from $140.5 million for the same period in 2014. The Aicent Acquisition contributed $2.9 million of incremental costs primarily due to headcount related costs for the acquired employees. Excluding the impact of the Aicent Acquisition, general and administrative expense decreased $7.5 million due primarily to lower headcount related costs resulting from our October 2014 restructuring plan and a reduction in professional services costs, partially offset by higher performance and stock-based compensation. As a percentage of revenues, general and administrative expense increased to 15.8% for the year ended December 31, 2015, from 15.3% for the same period in 2014.

Depreciation and amortization expense decreased $22.4 million to $215.2 million for the year ended December 31, 2015 from $237.6 million for the same period in 2014. The decrease was driven by $25.6 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition and foreign currency impact of the decline in the Euro value, partially offset by an increase of $3.2 million of depreciation of property and equipment primarily driven by assets acquired under capital leases in the latter part of 2014 and during the year ended December 31, 2015.

Employee termination benefits expense was $0.9 million and $9.1 million for the year ended December 31, 2015 and 2014, respectively. The decrease was driven primarily by severance and other transition costs associated with the departure of the Company’s former Chief Executive Officer in September 2014 and cost saving initiatives in 2014, including synergies resulting from the integration of the MACH Acquisition.

Restructuring expense was $0.4 million for the year ended December 31, 2015 compared to $17.8 million for the same period in 2014. The decrease was driven by severance costs related to the October 2014 restructuring plan. See Note 13 to our consolidated financial statements for additional details regarding our restructuring plans.

Acquisitions expense was $0.1 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014.

Other Income (Expense), net

Other, net was a loss of $1.1 million, which includes a $3.8 million out-of-period foreign currency transaction gain, for the year ended December 31, 2015 compared to a loss of $2.7 million for the same period in 2014. The increase was primarily due to the foreign currency impact of the decline in the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $31.3 million for the year ended December 31, 2015 compared to a benefit of $25.1 million for the same period in 2014. During the years ended December 31, 2015 and 2014, the effective tax rate was a benefit of 38.8% and 35.1%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of certain discrete items and (ii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Comparison of results of operations for the year ended December 31, 2014 with the year ended December 31, 2013

	Year ended December 31,	% of	Year ended December 31,	% of	2014 compared to 2013
(in thousands)	2014	Revenues	2013	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$782,116	85.4%	$748,907	87.2%	$33,209	4.4%
Enterprise & Intelligence Solutions	134,179	14.6%	110,054	12.8%	24,125	21.9%
Revenues	916,295	100.0%	858,961	100.0%	57,334	6.7%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	378,052	41.3%	320,796	37.3%	57,256	17.8%
Sales and marketing	77,670	8.5%	74,995	8.7%	2,675	3.6%
General and administrative	140,450	15.3%	129,354	15.1%	11,096	8.6%
Depreciation and amortization	237,577	25.9%	216,198	25.2%	21,379	9.9%
Employee termination benefits	9,140	1.0%	5,939	0.7%	3,201	53.9%
Restructuring	17,826	1.9%	483	0.1%	17,343	3,590.7%
Acquisitions	1,974	0.2%	21,632	2.5%	(19,658)	(90.9)%
	862,689	94.1%	769,397	89.6%	93,292	12.1%
Operating income	53,606	5.9%	89,564	10.4%	(35,958)	(40.1)%
Other income (expense), net:
Interest expense, net	(122,383)	(13.4)%	(124,970)	(14.5)%	2,587	(2.1)%
Debt extinguishment costs	—	—%	(2,802)	(0.3)%	2,802	(100.0)%
Equity income in investee	35	—%	422	—%	(387)	(91.7)%
Other, net	(2,651)	(0.3)%	(6,837)	(0.8)%	4,186	(61.2)%
	(124,999)	(13.6)%	(134,187)	(15.6)%	9,188	(6.8)%
Loss before benefit from income taxes	(71,393)	(7.8)%	(44,623)	(5.2)%	(26,770)	60.0%
Benefit from income taxes	(25,093)	(2.7)%	(4,328)	(0.5)%	(20,765)	479.8%
Net loss from continuing operations	$(46,300)	(5.1)%	$(40,295)	(4.7)%	$(6,005)	14.9%
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

Revenue from Mobile Transaction Services increased $33.2 million, or 4.4%, to $782.1 million for the year ended December 31, 2014 from $748.9 million for the same period in 2013. The increase in revenue was driven primarily by revenues of $48.4 million contributed by the MACH Acquisition during the first half of 2014 and $20.8 million contributed by the Aicent Acquisition during the third and fourth quarters of 2014. Excluding the impact of the Acquisitions, revenue decreased $36.0 million resulting from a decline in revenues from our clearing and settlement services driven primarily by the continued impact of a network buildout by a significant North American customer, competitive pricing pressure across our GSM clearing and settlement suite and the impact of a legacy messaging service that went end-of-life in May 2014. The declines were partially offset by continued growth in our messaging business resulting from higher volumes as well as an increase in international SMS volumes which were tempered by lower North American traffic. Growth in our revenue assurance and mobile intelligence services also partially offset the decline.

Revenue from Enterprise & Intelligence Solutions increased $24.1 million, or 21.9%, to $134.2 million for the year ended December 31, 2014 from $110.1 million for the same period in 2013. The increase in revenue was driven by $14.6 million contributed by the MACH Acquisition during the first half of 2014 and $1.3 million contributed by the Aicent Acquisition during the third and fourth quarters of 2014. In addition, organic volume growth in our enterprise connectivity services contributed $8.2 million for the year ended December 31, 2014 as our Enterprise & Intelligence Solutions offerings continue to benefit from strong adoption by new enterprise customers across various verticals, including hospitality, social media and retail.

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

As a percentage of revenues, cost of operations increased to 41.3% for the year ended December 31, 2014 from 37.3% during the same period in 2013.

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

Other Income (Expense), net

Interest expense, net decreased $2.6 million to $122.4 million for the year ended December 31, 2014 from $125.0 million for the same period in 2013. The decrease was due primarily to lower interest expense of $1.3 million related to the principal pre-payment on the Term Loan Facilities and refinancing of the Initial Term Loans in September 2013. In addition, the prior year period included $1.0 million of accelerated amortization of original issue discount and deferred financing costs associated with the principal pre-payment and $1.7 million debt modification costs associated with the refinancing of our Initial Term Loans. The decrease was partially offset by a $1.6 million increase in interest expense related to the Revolving Credit Facility.

Equity income in investee was less than $0.1 million for the year ended December 31, 2014 compared to 0.4 million for the year ended December 31, 2013 and was comprised of income from our equity investment in a subsidiary acquired in the MACH Acquisition.

Other, net was a loss of $2.7 million for the year ended December 31, 2014 from a loss of $6.8 million for the same period in 2013. The decrease is primarily due to favorable foreign currency impact from cash settlements between our domestic and foreign entities.

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

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility. We believe that we have sufficient liquidity to meet currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of December 31, 2015 approximately 52% of our cash was held by our foreign subsidiaries.

We may from time to time seek to prepay, repurchase or otherwise retire or extend our debt or debt securities and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, privately negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions and prices, our cash position, contractual restrictions, including compliance with debt covenants and other considerations. Our affiliates may also purchase our debt or debt securities from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated financial statements.

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

Cash Flow

Cash and cash equivalents were $166.6 million at December 31, 2015 as compared to $89.3 million at December 31, 2014. The following table summarizes the activity within our consolidated statements of cash flows.

	Year ended December 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$161,838	$168,011
Net cash used in investing activities	(66,592)	(377,394)
Net cash used in financing activities	(20,395)	(1,249)
Effect of exchange rate changes on cash	2,383	(6,421)
Net increase (decrease) in cash	$77,234	$(217,053)

Net cash provided by operating activities decreased $6.2 million to $161.8 million for the year ended December 31, 2015 from $168.0 million for the same period in 2014. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $24.5 million, primarily due to lower operating income as compared to the same period in 2014.

The decrease was partially offset by:

•
increased cash provided by working capital of $18.4 million due primarily to a decrease in the payment of performance-based compensation awards, lower income tax payments and timing of payments to vendors, partially offset by higher accounts receivable driven by timing of collections.

Net cash used in investing activities was $66.6 million for the year ended December 31, 2015, as compared to $377.4 million for the same period in 2014. The decrease was driven by:

•	cash used for acquisitions decreased $290.0 million due to the Aicent Acquisition in 2014;

•
decreased capital expenditures of $23.5 million, primarily due to reductions in investments for acquisition integration activities and lower spending on data center capacity and our internal infrastructure; and

•	an increase in proceeds from divestitures of $1.5 million driven by $2.2 million received from escrow during the year ended December 31, 2015 related to a divestiture in 2013.

The decrease was partially offset by:

•	the payment of a $0.6 million certificate of deposit during the year ended December 31, 2015 compared to a redemption of $3.7 million in the same period in 2014.

Net cash used in financing activities was $20.4 million for the year ended December 31, 2015, as compared to $1.2 million for the same period in 2014. The increase was due to:

•
a principal payment on our Revolving Credit Facility of $10.0 million during the year ended December 31, 2015 compared to a net draw on the Revolving Credit Facility of $10.0 million in the same period in 2014; and

•	increased payments on capital lease obligations of $1.8 million.

The increase was partially offset by:

•	contributions from Syniverse Corporation of $0.8 million during the year ended December 31, 2015 compared to distributions of $1.8 million in the same period in 2014.

Debt and Credit Facilities
Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.
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
We currently expect to make a principal payment of approximately $36.2 million in early 2016 as required pursuant to the excess cash flow provision of our Senior Credit Facility. We are not required to make any other principal payments on our indebtedness until 2018, however we may do so at our election.
Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Initial Term Loans, the Tranche B Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the Senior Credit Facility) by an amount as will not cause the net senior secured leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0:1.0 (calculated by treating any unsecured debt incurred in reliance on this ratio as if it were secured).
The Initial Term Loans and the Tranche B Loans (collectively the “Term Loan Facilities”) will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facilities or (iii) the date the loans under the Term Loan Facilities are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50 million of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the First Springing

Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the earlier of the Second Springing Maturity Date and April 23, 2019.
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
As of December 31, 2015, we were in compliance with all of the covenants contained in the Senior Credit Facility, to the extent required.
As of December 31, 2015, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $911.8 million and $678.7 million, respectively. At December 31, 2015, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.
On August 4, 2014, the Company drew $100.0 million on the Revolving Credit Facility to fund a portion of the Aicent Acquisition. During the three months ended December 31, 2014, the Company repaid $90.0 million of the draw down. The remaining $10.0 million was paid during the three months ended March 31, 2015. See Note 4 for additional details regarding the Aicent Acquisition.

The unused commitment under the Revolving Credit Facility was $150.0 million at December 31, 2015.

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
Adjusted EBITDA is determined by adding the following items to net loss from continuing operations: other expense, net, excluding the impact of equity income in investee; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation, acquisitions expense; business development, integration and other expenses; CEO transition costs; and the Carlyle annual management fee including related expenses.
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
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Year ended December 31,
(in thousands)	2015	2014	2013
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(49,312)	$(46,300)	$(40,295)
Equity income in investee	36	35	422
Other expense, net	123,783	124,999	134,187
Benefit from income taxes	(31,277)	(25,093)	(4,328)
Depreciation and amortization	215,167	237,577	216,198
Employee termination benefits (a)	948	9,140	5,939
Restructuring (b)	387	17,826	483
Non-cash stock-based compensation (c)	17,262	8,574	10,569
Acquisitions (d)	111	1,974	21,632
Business development, integration and other expenses (e)	10,459	14,867	10,013
CEO transition costs (f)	1,649	1,188	—
Management fee and related expenses (g)	3,079	3,086	3,381
Adjusted EBITDA	$292,292	$347,873	$358,201

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Acquisitions, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services and employee retention costs.

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
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Year ended December 31,
(in thousands)	2015	2014	2013
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$161,838	$168,011	$161,392
Loss from discontinued operations, net of tax	—	688	5,092
Fair value adjustment to assets and liabilities related to assets held for sale	—	—	(2,816)
Working capital adjustment related to discontinued operations	—	(688)	2,553
Acquisitions	111	1,974	21,632
Capital expenditures	(68,220)	(91,758)	(73,933)
Free Cash Flow	$93,729	$78,227	$113,920

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $321.0 million and $488.5 million as of December 31, 2015 and 2014, respectively.
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

Contractual Obligations
The following table set forth the schedule of future payments under certain existing contracts, including debt agreements, as of December 31, 2015.

		Payments Due by Period
(in thousands)		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations including interest (1)	$2,433,686	$144,089	$217,588	$2,072,009	$—
Operating lease obligations (2)	62,971	11,529	15,812	9,946	25,684
Purchase and contractual obligations (3)	59,533	27,687	25,571	6,275	—
Capital lease obligations including interest (4)	35,043	15,635	15,863	3,545	—
Pension obligation (5)	12,687	147	444	493	11,603
Contractual Obligations (6)	$2,603,920	$199,087	$275,278	$2,092,268	$37,287

(1)	Based on an assumed interest rate on the Senior Credit Facility of 4.00% based on the current Eurodollar rate loan option and the interest rate on the Senior Notes of 9.125%.

(2)	Reflects estimated office space and property and equipment operating lease payments based on contractual rates.

(3)	Reflects purchase and contractual obligations for property and equipment, software licenses and services.

(4)	Reflects capital lease obligations for certain software licenses and computer equipment.

(5)	Reflects estimated obligations from a noncontributory, defined benefit retirement plan associated with one of our foreign subsidiaries.

(6)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 14 to our consolidated financial statements for additional information regarding the liabilities for uncertain tax positions.

Effect of Inflation
Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2015, 2014 or 2013.
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
During the year ended December 31, 2015, we did not adopt or change the application of any critical accounting policies from the year ended December 31, 2014 that have had a material impact on our financial statements.
Revenue Recognition
We recognize revenue in accordance with ASC 605 - Revenue Recognition. Our revenues are generated through the sale of Mobile Transaction Services and Enterprise & Intelligence Solutions to mobile operators and enterprise customers throughout the world. The majority of our revenues are generated on a per-transaction basis, primarily through long-term contracts typically averaging three years in duration. We also generate revenues through monthly recurring charges and customer implementation services.
For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and related incremental customer-specific costs for customer implementations and recognize them on a straight-line basis over the life of the initial customer agreements.
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
If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management evaluates overall industry and company-specific circumstances and conditions to identify indicators of impairment. We did not record any impairment losses on long-lived assets for the years ended December 31, 2015, 2014 or 2013.
Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if indicators of impairment arise. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. Qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of our reporting unit including cost factors and budgeted-to-actual revenue results. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible assets is less than its carrying value, the Company performs a two-step impairment test.

For the annual impairment test as of October 1, 2015 and 2014, we bypassed the step zero approach and evaluated our goodwill and indefinite-lived intangible assets using the two-step impairment test. While still considering many of the qualitative factors listed above, the first step under this method is to compare the fair value of our reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we would then compare the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets with the carrying amount of that goodwill or indefinite-lived intangible assets. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds its implied fair value. Estimates are based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized.

For the annual impairment test as of October 1, 2013, we elected to use the qualitative assessment for goodwill and indefinite-lived intangible assets impairment testing. Based on the results of the qualitative assessment, we concluded that it was more likely than not that the fair value of our reporting unit and indefinite-lived intangible assets exceeded their respective carrying values.

In connection with our annual goodwill impairment analysis at October 1, 2015, the fair value of our reporting unit exceeded its carrying value. In the fourth quarter, we observed a decline in the fair value of our senior notes when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the fair value of our senior notes during the fourth quarter was not suggestive of a material decline in the fair value of our reporting unit from the annual goodwill impairment analysis date. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by volume declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. We did not record any impairment loss of goodwill or indefinite-lived intangible assets for the periods ending December 31, 2015, 2014 or 2013. Management continuously evaluates overall industry and company-specific circumstances and conditions as necessary.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. Our deferred tax assets as of December 31, 2015 include net accumulated foreign net operating losses (“NOLs”) of $195.3 million, net accumulated U.S. federal NOLs of $29.9 million and net accumulated state NOLs of $9.7 million. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations. U.S. federal and state NOLs in specific jurisdictions will expire if not utilized between tax years 2016 and 2035. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. The deferred tax assets also include federal and state tax credit carry forwards of $3.3 million and $1.2 million respectively at December 31, 2015. The federal credits will expire if not utilized between tax years between 2022 and 2034. The majority of the state credits have an indefinite carryforward period. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $125.1 million at December 31, 2015. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.
Stock-Based Compensation
Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model for stock options and share price for restricted stock, and is recognized as expense over the requisite service period. The Black-Scholes model requires various subjective assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 11 to our consolidated financial statements for additional information regarding our stock-based compensation.
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

Income approach
The income approach estimates the value of our company based on expected future cash flows discounted to a present value rate of return commensurate with the risks associated with the cash flows (“DCF method”). The cash flows utilized in the DCF method are based on our most recent long-range forecast. The discount rate is intended to reflect the risks inherent in the future cash flows of the Company. Because the cash flows are projected over a limited number of years, it is also necessary under the income approach to compute a terminal value as of the last period for which discrete cash flows are projected. This terminal value capitalizes the future cash flows beyond the projection period and is determined by taking the projected results for the final year of the projection and applying a terminal exit multiple. This amount is then discounted to its present value using a discount rate to arrive at the present value of the terminal value. The discounted projected cash flows and terminal value are totaled to arrive at an indicated aggregate equity value under the income approach. In applying the income approach, we derived the discount rate from an analysis of the cost of capital of our comparable industry peer companies as of each valuation date and adjusted it to reflect the risks inherent in our business cash flows. A 10.0% discount rate was used in our valuations for the year ended December 31, 2015. We derived the terminal exit multiple from an analysis of the EBITDA multiples of our comparable industry peer companies as of each valuation date. We then used the implied long-term growth rate of our Company to assess the reasonableness of the selected terminal exit multiple.
Market approach
The market approach incorporates various methodologies to estimate the equity value of a company and includes the GPC method which utilizes market multiples of comparable companies that are publicly traded and the GMAC method which utilizes multiples achieved in comparable industry mergers and acquisition transactions if such transactions are relevant to our industry and timely relative to our valuation dates. During the year ended December 31, 2015, we performed a valuation of our common stock as of October 1. We did not use the GMAC approach in the October 1 valuation as the implied multiples were not indicative of future performance.
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
For each valuation during the years ended December 31, 2015 and 2014, we equally weighted the income and market approaches. We believe an equal weighting of the two methods is appropriate as it utilizes both management’s expectations of future results and an estimate of the market’s valuation of companies similar to us. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as the relevant comparable company revenue and earnings multiples for the market approach.
Once we determine our enterprise value, we allocate this value between the fair value of debt, including capital lease obligations, and common stock at the valuation date. The residual enterprise value, after allocation of value to debt, is further reduced by the fair value of outstanding stock options and restricted stock at the valuation date. The remaining value is then prescribed to our outstanding common stock in order to arrive at a per share value.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which is included in the ASC in Topic 740. ASU 2015-17 requires companies to present deferred income tax assets and deferred income tax liabilities as long-term in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and long-term amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. We early adopted this standard during the year ended December 31, 2015 and retrospectively applied the adjustment to all periods presented. As of December 31, 2014, the effect of the adoption was to decrease current Deferred tax assets by $5.2 million, decrease long-term Deferred tax assets $4.0 million, decrease current Deferred tax liabilities by $4.8 million and decrease long-term Deferred tax liabilities $4.4 million.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which is included in the ASC in Topic 835. ASU 2015-03 requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which is included in the ASC in Topic 835. ASU 2015-15 clarifies that the guidance in ASC 2015-03 does not apply to line-of-credit arrangements. ASC 2015-03 permits an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for the Company beginning January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued, and the guidance is to be applied retrospectively to all prior periods presented. We early adopted these standards during the year ended December 31, 2015 and retrospectively applied the adjustment to all periods presented. As of December 31, 2014, the effect of the adoption was to reclassify $1.5 million from Prepaid and other current assets and $48.6 million from Deferred costs, net to Long-term debt, net of original issue discount and deferred financing costs.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve financial reporting related to leasing transactions. ASU 2016-02 requires recognition of lease assets and lease liabilities by lessees for most leases. The effect on the statement of comprehensive income and the statement of cash flows is largely unchanged from current GAAP. The update is effective for the Company beginning January 1, 2019. Early adoption is permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which is included in the ASC in Topic 805. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The update is effective for the Company beginning January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which is included in the ASC in Topic 350. ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. The update only applies to internal-use software that a customer obtains access to in a hosting arrangement if the following criteria are met i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The costs associated with cloud computing arrangements shall be accounted for as a service if the arrangement does not contain a software license or as internal use software if the arrangement is deemed to contain a software license, up to the amount allocable to the software license. The update is effective for the Company for arrangements entered into after January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which is included in the ASC in Topic 810. ASU 2015-02 amends the consolidation analysis currently required under U.S. GAAP. The update modifies the process used to evaluate whether limited partnerships and similar entities are VIEs or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The update is effective for the Company beginning January 1, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which is included in the ASC in Topic 225. ASU 2015-01 eliminates the concept of extraordinary items. Under this guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The update is effective for the Company beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Senior Credit Facility. Our Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar rate floor. Under the Senior Credit Facility, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of December 31, 2015. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2015 and 2014, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would result in $2.0 million of additional interest expense.
Foreign Currency Market Risk
Although the majority of our operations are conducted in U.S. dollars, a portion of our foreign operations are conducted in Euros and Great British Pounds. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America. Consequently, a portion of our revenues and expenses are affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our foreign currency exposure through the use of derivative instruments.
A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2015 would have increased or decreased our revenues and net loss from continuing operations by approximately $16.7 million and $4.2 million, respectively, and approximately $20.8 million and $8.8 million during the year ended December 31, 2014, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are included as a separate section of this Annual Report on Form 10-K. See Item 15. for an index to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015. Based on the evaluation, as of December 31, 2015, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in a report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

ITEM 9B.           OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 28, 2016:

Name	Age	Position(s)

Stephen C. Gray	57	President and Chief Executive Officer; and Director
Robert F. Reich	56	Executive Vice President and Chief Financial Officer
David W. Hitchcock	55	Executive Vice President, Global Product Management & Development
Alfredo T. de Cárdenas	51	President of Global Sales and Service, Chief Sales Officer
Laura E. Binion	59	Senior Vice President and General Counsel
Mary P. Clark	49	Chief Marketing Officer
Joseph DiFonzo	50	Chief Technology Officer
Leigh M. Hennen	65	Chief Human Resources Officer
Edmond B. Lewis	46	Chief Strategy Officer
John T. McRae	46	Chief Information Officer
David H. Ratner	46	President, Enterprise Solutions
John P. Wick, Jr.	51	Senior Vice President and General Manager, Mobile Transaction Services
James A. Attwood, Jr.	57	Chairman of our Board of Directors
Tony G. Holcombe	60	Vice Chairman of our Board of Directors
Kristen Ankerbrandt	37	Director
Kevin L. Beebe	56	Director
Julius Genachowski	52	Director
Mark J. Johnson	42	Director
Raymond A. Ranelli	68	Director
Stephen C. Gray was elected as a director of the Company in January 2011, was named interim President and Chief Executive Officer in August 2014 and named President and Chief Executive Officer in February 2015. He is the founder of Gray Venture Partners, LLC and serves as Chairman of ImOn Communications, LLC, Security Coverage, Inc., HH Ventures, LLC (d/b/a, ReadyMobile, LLC) and Involta, LLC. Prior to being named as our President and Chief Executive Officer, Mr. Gray was also an Operating Executive to Carlyle. Mr. Gray currently serves as a director of CommScope, Inc., which is a Carlyle portfolio company, and until October 2010 served as a director of Hawaiian Telecom Communications, Inc. Previously Mr. Gray served in leadership positions at McLeod USA, MCI Communications Corp. and Telecom USA. Mr. Gray earned a bachelor’s degree in business administration from the University of Tennessee. We believe Mr. Gray’s current and prior service on numerous boards in the telecommunications industry, his experience as a senior executive officer of several companies and his current role as Chief Executive Officer of the Company qualifies him to serve on our Board of Directors.
Robert F. Reich became our Executive Vice President and Chief Financial Officer in April 2015, and oversees all aspects of financial operations, including corporate accounting, financial analysis and reporting, tax, risk management, treasury, internal audit and investor relations. Mr. Reich has over 25 years of financial management experience and has held a number of senior positions with leading private equity sponsored and public companies. Prior to joining the Company, Mr. Reich was Senior Vice President and Chief Financial Officer from 2008 to 2015 for Hawaiian Telecom Communications, Inc., an incumbent local exchange carrier serving the Hawaiian Islands. Mr. Reich has served in numerous financial leadership positions, including roles with McLeodUSA, Inc., Wisconsin Central Transportation and Deloitte and Touche. Mr. Reich is a certified public accountant.
David W. Hitchcock joined the Company in June 2007 and currently serves as our Executive Vice President, Global Product Management and Development, a role he assumed in April 2015. Mr. Hitchcock served as Chief Financial and Administrative Officer from July 2011 until April 2015 and as Chief Financial Officer from June 2007 until July 2011. Prior to joining the Company, Mr. Hitchcock was Chief Financial Officer of North America for Alcatel-Lucent. Mr. Hitchcock has over 20 years of experience in corporate finance, mainly with AT&T and Lucent Technologies. Commencing in 2003, he held a wide range of key financial leadership roles, including Corporate Controller for Lucent Technologies as well as Business Operations and Financial Vice President for Lucent Worldwide Services. Mr. Hitchcock earned both a bachelor’s degree in accounting and master’s degree in business administration from Wake Forest University. He is a certified public accountant.
Alfredo T. de Cárdenas1 joined the Company in April 2008 and currently serves as President of Global Sales and Service, Chief Sales Officer, a role he assumed in August 2014. Mr. de Cárdenas served as President, Enterprise & Intelligence Solutions, from February 2014 to August 2014, as Chief Operating Officer from August 2012 until February 2014, as President of Global Sales and Customer Support from July 2011 to August 2012 and Executive Vice President, Americas from April 2008 to July 2011. Mr. de Cárdenas brought to the Company more than 20 years of experience in the global telecommunications industry. Before joining the Company, Mr. de Cárdenas was with Nortel Networks, most recently as general manager of converged multimedia networks. He also held a number of other key leadership roles since joining Nortel in 1992, including vice president positions in carrier support and operations, sales, marketing, customer care, and network operations as well as assignments in Colombia and Brazil. He began his career as a senior engineer for Southern Bell. Mr. de Cárdenas earned a bachelor’s degree in industrial and systems engineering from Florida International University and a master’s degree in business administration from Nova Southeastern University.
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
Joseph DiFonzo2 joined the Company in August 2008 and currently serves as Chief Technology Officer, a role he assumed in August 2013. Prior to becoming Chief Technology Officer, Mr. DiFonzo served as Senior Vice President of Enterprise Mobility Solutions, Senior Vice President and Chief Information Officer, Vice President of Operations and Vice President of Advanced Product Development. Prior to joining the Company, Mr. DiFonzo spent 15 years at Convergys, most recently holding the position of Vice President of Innovation. He also has held telecommunications technology positions at SHL SystemHouse and Cincinnati Bell Information Systems. Mr. DiFonzo earned a bachelor’s degree in computer science from the University of Central Florida and has served on the advisory board for the TeleManagement Forum.
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

___________________
1 - Mr. de Cardenas is leaving the Company on March 31, 2016.
2 - Mr. DiFonzo is leaving the Company on March 31, 2016.

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
David H. Ratner joined the Company in January 2016 and serves as its President, Enterprise Solutions. Before joining the Company, Mr. Ratner served as Chief Executive Officer and President of Openwave Messaging, a multi-channel messaging, security and identity management service provider, from July 2012 to April 2014 and as Chief Operating Officer of SEVEN Networks, a provider of software products for mobile traffic management and optimization, from May 2008 to August 2011. Mr. Ratner has also held senior executive positions at several other companies including Carrier Access, Openwave Systems and Software.Com. Mr. Ratner holds bachelor’s degrees in computer science and mathematics from Cornell University and a master’s degree and a doctoral degree in computer science from the University of California in Los Angeles.
John P. Wick, Jr. joined the Company in 1995 and currently serves as Senior Vice President and General Manager, Mobile Transaction Services, a role he has held since March 2014. Prior to March 2014, Mr. Wick held numerous positions with the Company including most recently Senior Vice President, Network from October 2010 to May 2014 and prior to that as Vice President - Network. Before joining the Company, Mr. Wick worked at Contel Federal Systems, GTE Government Systems and GTE Wireless. Mr. Wick holds a bachelor’s degree in business administration and a master’s degree in business administration from Nova Southeastern University.
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
Tony G. Holcombe has served as a member of our Board of Directors since 2003 and served as President and Chief Executive Officer of the Company from January 2006 until his retirement from management of the Company, effective July 1, 2011. Mr. Holcombe continues to serve as the Vice Chairman of our Board of Directors. From December 2003 to November 2005, Mr. Holcombe served in various executive positions at Web MD, including as President of its Emdeon Business Services segment (formerly known as WebMD Business Services) and as President of WebMD. From 2002 to 2003, Mr. Holcombe was Chief Executive Officer of Valutec Card Solutions. From 1997 to 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries, including Executive Vice President of Ceridian Corporation. Prior to joining Ceridian Corporation, from 1994 to 1997, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc. Mr. Holcombe serves on the board of directors of the Numerex Corporation. Mr. Holcombe holds a bachelor’s degree from

Georgia State University. We believe Mr. Holcombe’s previous experience as Chief Executive Officer of the Company and his knowledge of the mobile telecommunications industry qualifies him to serve on our Board of Directors.
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
Julius Genachowski was elected as a director of the Company in April 2014. He is a Managing Director in the U.S. Buyout Fund at The Carlyle Group where he focuses on acquisitions and growth investments in global technology, media and telecom, including Internet and mobile. Prior to joining The Carlyle Group, Mr. Genachowski was the Chairman of the FCC from 2009 to 2013.  Under Mr. Genachowski’s leadership, the FCC took major actions to extend broadband access, accelerate the roll out of advanced mobile networks, free-up spectrum for wireless communications, preserve a vibrant Internet and media landscape, foster competition and enhance public safety communications. Mr. Genachowski also extended the FCC’s international engagement, visiting more than 20 countries, leading U.S. delegations and working on agreements involving global Internet policy, technology, spectrum, national security, cybersecurity and privacy.  Prior to his FCC appointment, Mr. Genachowski worked for more than a decade in the private sector.  As a senior executive and member of the Office of the Chairman, Mr. Genachowski helped build IAC/InterActiveCorp, which owned and operated multiple Internet and media businesses, including Expedia, Ticketmaster and USA Network.  Mr. Genachowski has taught a joint class at Harvard’s Business and Law Schools, and served as a Senior Fellow at the Aspen Institute. Mr. Genachowski has been a board member and advisor to several public and private companies, a Special Adviser at investment firm General Atlantic, on the staff of the Congressional Select Committee on the Iran-Contra Affair and a law clerk to United States Supreme Court Justice David Souter. Mr. Genachowski currently serves as a member of the board of directors of Sonos, Inc., Mastercard Incorporated, Sprint Corporation and Asia Satellite Telecommunications Company Limited (AsiaSat). Mr. Genachowski is a graduate of Columbia College and Harvard Law School. We believe Mr. Genachowski’s vast experience in the telecommunications industry, including his service as Chairman of the FCC and his current responsibilities at Carlyle, qualifies him to serve on our Board of Directors.
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

Raymond A. Ranelli was elected as a director of the Company in January 2011. From 1981 to 2003, Mr. Ranelli was a partner at PricewaterhouseCoopers where he held several positions including Audit Partner, Transaction Services Partner, Managing Partner of the Washington D.C. Regional Offices and Vice Chairman and Global Leader of the Financial Advisory Services practice with operations in twenty countries. Mr. Ranelli serves as a member of the board of directors of K2M, Inc., and various private companies. Mr. Ranelli holds a bachelor’s degree in accounting from Virginia Commonwealth University. We believe Mr. Ranelli’s expertise in accounting and prior service on audit committees of other companies qualifies him to serve on our Board of Directors.
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
The Audit Committee is comprised of Messrs. Raymond Ranelli (Chairman), Mark Johnson and Ms. Kristen Ankerbrandt. Mr. Stephen C. Gray was also a member of the Audit Committee during 2015 but resigned from this committee upon becoming our President and Chief Executive Officer in February 2015. Mr. Ranelli is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated by the SEC and all members of the Audit Committee are “financially literate” as that term is used under the applicable rules of the NYSE. Mr. Ranelli is independent in accordance with the guidelines and the applicable rules of the NYSE.
The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe, and Julius Genachowski. Mr. Stephen C. Gray was also a member of the Compensation Committee during 2015 but resigned from this committee upon becoming our President and Chief Executive Officer in February 2015. None of the other members of the Compensation Committee was an officer or employee of the Company in 2015 or any time prior thereto. During 2015, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
The Nominating and Corporate Governance Committee is comprised of Messrs. Kevin Beebe (Chairman), James A. Attwood, Jr. and Tony G Holcombe.
 Code of Ethics
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other principal executive and senior financial officers. A copy of our Code of Business Conduct, which we believe addresses the code of ethics standards included in Item 406 of Regulation S-K, is available on our website www.syniverse.com, under the heading “Company”, “About Syniverse”, “Code of Business Conduct” free of charge.

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
Our NEOs for 2015 are Mr. Stephen C. Gray, our President and Chief Executive Officer; Mr. Robert F. Reich, our Executive Vice President and Chief Financial Officer; Mr. David W. Hitchcock, our Executive Vice President, Global Product Management and Development; Mr. Alfredo T. de Cárdenas, our President of Global Sales and Service, Chief Sales Officer; Ms. Laura E. Binion, our Senior Vice President and General Counsel; and Mr. John T. McRae, our Chief Information Officer.
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
In 2014, the Company retained Mercer to update their assessment of the Company’s executive compensation programs to determine whether the Company’s then-current named executive officers’ compensation remained competitive relative to the peer group (as established in 2013).
The Compensation Committee considered the results of the Mercer studies in making its decisions regarding executive pay in 2015.
Determining Executive Compensation
Review of Competitive Practice. In making compensation decisions with respect to the total compensation opportunity provided to the NEOs, the Compensation Committee considered a number of factors, including the competitive market for executives and compensation levels provided by comparable companies to similarly situated executives and sought to provide compensation that is competitive in the marketplace and aligned with our performance. As part of its studies, Mercer reviewed the compensation packages of the Company’s executives and compared them to both an industry peer group and broader market published survey data for comparably-sized organizations. Each of these data sources is more fully described below.
Peer Group Analysis. The industry peer group developed as part of the 2013 Mercer study consisted of the following ten companies, each of which is in the data processing and outsourced services, application software or internet software and services sector.

Global Payments, Inc.	Verifone Systems, Inc.
Total System Services, Inc.	Vantiv, Inc.
Akamai Technologies, Inc.	Henry (Jack) & Associates
VeriSign, Inc.	Neustar, Inc.
Fleetcor Technologies, Inc.	Wex, Inc.
We refer to the above industry peer group as the “Peer Group.”
The Peer Group was selected based on input from management and the members of the Compensation Committee and on a variety of criteria including industry focus, company size, growth and profitability, a focus on global operations and the Company’s recruiting experiences. In terms of size, as the Company was growing, both organically and inorganically, Mercer conducted the survey benchmarking at two different revenue levels - $900 million and $1.5 billion. At the time of the Mercer study, which was prior to the closing of the acquisition of MACH and Aicent, the Company was at or above the Peer Group 25th percentile levels for net sales during last four quarters and equity market cap as of February 28, 2013.
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
Executive Compensation Programs
In 2015, our executive officer compensation consisted of four components:

•	base salary;

•	annual incentive compensation;

•	other one-time signing or re-location bonuses; and

•	long-term equity incentive compensation.
Each of these components is discussed in more detail below.
Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. In February 2015, Mr. Gray was named President and Chief Executive Officer and his base salary was set at $750,000. Mr. Reich was named Executive Vice President and Chief Financial Officer in April 2015 and his base salary was set at $400,000. Both Mr. Gray’s and Mr. Reich’s salaries were determined to be market competitive based upon the Mercer studies. The base salaries for Mr. Hitchcock, Mr. de Càrdenas, Ms. Binion and Mr. McRae were $460,000, $460,000, $330,000 and $330,000, respectively, in 2015 and were unchanged from 2014. The Compensation Committee believes all of these salaries are market competitive, based on the Mercer studies.
Annual Incentive Compensation. The purpose of the annual incentive plan is to focus executives and other management employees on key goals in support of our annual business plan and reinforce a results-oriented management culture by providing opportunities to earn cash incentive awards based on the financial results of the Company. For each individual, the annual incentive is calculated by using a combination of factors, including individual annual percentage award opportunities, corporate financial measurements and weightings, performance goals, and in the discretion of the Compensation Committee, an individual performance adjustment based on each individual’s job performance and contribution during the year. Each of these factors is discussed below.
First, each eligible employee, including each NEO, is assigned a target annual incentive award opportunity which is reflected as a percentage of his or her base salary. In February 2015, the target annual award opportunity for Mr. Gray was set at 100% of his base salary. In April 2015, the target annual award opportunity for Mr. Reich was set at 75% of his base salary. The target annual award opportunity for Mr. Hitchcock, Mr. de Càrdenas Ms. Binion and Mr. McRae were unchanged in 2015 and are 80%, 80%, 60% and 60% of their base salaries, respectively.
Second, the Compensation Committee chooses corporate financial measures that it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive awards. For 2015, the Compensation Committee selected the following measures and weightings for determining annual incentive awards for corporate executives.

Financial Measure	Weighting
Syniverse Consolidated Revenues	35%
Syniverse Consolidated Adjusted EBITDA*	35%
Syniverse Consolidated Free Cash Flow*	15%
Syniverse New Business Revenue	15%

The Compensation Committee chose the financial measures because it believes they provide a balanced, comprehensive measurement of the Company’s overall financial performance, and focus executives and other plan participants on profitable growth.
Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they are determined using straight-line interpolation). The goals established by the Compensation Committee in February 2015 for corporate executives, including each of our NEOs, were as follows:

Financial Measure	Threshold	Target	Superior
Syniverse Consolidated Revenues	$870 million	$916 million	$962 million
Syniverse Consolidated Adjusted EBITDA*	$282 million	$320 million	$328 million
Syniverse Consolidated Free Cash Flow*	$84 million	$98.4 million	$108 million
Syniverse New Business Revenue	$76 million	$89.2 million	$94 million

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

For all NEOs, if the Company’s financial performance reaches the threshold goal, then the percentage of the annual incentive cash award attributable to that financial measure is calculated at 50% of the target annual incentive award opportunity. If the Company’s financial performance reaches the target goal, the percentage is 75% and if the Company’s financial performance reaches the superior goal, the percentage is 200% of the target award opportunity. These percentages are different than the percentages applicable in 2014 for threshold, target and superior goals which were 50%, 100% and 150% respectively. These percentages were changed by the Compensation Committee in 2015 to provide additional incentive to achieve goals in excess of the target goals. The table below sets forth the percentage of each NEO’s base salary payable upon the Company achieving the financial performance goals described above.

	Threshold	Target	Superior
Stephen C. Gray	50.00%	75.00%	200.00%
Robert F. Reich	37.50%	56.25%	150.00%
David W. Hitchcock	40.00%	60.00%	160.00%
Alfredo T. de Cárdenas	40.00%	60.00%	160.00%
Laura E. Binion	30.00%	45.00%	120.00%
John T. McRae	30.00%	45.00%	120.00%
Finally, the Compensation Committee may increase or decrease annual incentive awards based on executive’s individual job performance. In 2015 percentage increases or decreases for annual bonuses paid to NEOs ranged from a 100% decrease to a 20% increase of the originally calculated amounts based on each NEOs individual job performance.
In 2015, the Company achieved successful financial results as compared to several of the annual incentive plan performance goals. Revenues were moderately above the threshold goal but significantly below the target goal and as calculated on a linear basis resulted in a 55.0% payout factor for this financial measurement. Adjusted EBITDA was also above the threshold and lower than the target goal and calculated on a linear basis resulted in a 61.6% payout factor for this financial measurement. Free Cash Flow exceeded the target goal but was below the superior goal and resulted in a 98% payout factor based on a linear calculation. New Business Revenue was below the threshold goal so the payout factor associated with this measurement was 0%. When the weightings of 35%, 35%, 15% and 15% are applied to the payout factors for Revenue, Adjusted EBITDA, Free Cash Flow and New Business Revenue, respectively, the overall payout factor for the corporate annual incentive plan was 55.5%. Revenues, Adjusted EBITDA, Free Cash Flow and New Business Revenue were all adjusted for foreign exchange impact in determining the payout factors associated with each measurement. Based on the overall Company performance, each individual’s annual target percentage and each individual’s job performance, the Compensation Committee of the Board of Directors approved the bonuses in the table below for the fiscal year 2015 for each NEO.

	2015 Annual Incentive Plan Award	% of Base Salary
Stephen C. Gray	$499,500	66.60%
Robert F. Reich	$133,200	33.30%
David W. Hitchcock	$204,240	44.40%
Alfredo T. de Cárdenas	$0	0.00%
Laura E. Binion	$109,890	33.30%
John T. McRae	$131,868	39.96%

Other One-Time Bonuses. From time to time in connection with the initial employment of an executive the Company will pay the executive a one-time signing or re-location bonus. The purpose of this type of bonus is to attract the most talented executive available for an open position and to reimburse the executive for his or her relocation expenses associated with accepting a new position. In 2015, Mr. Gray received a signing bonus of $1,300,000, which was subject to pro rata repayment if he was terminated for cause or he resigned without good reason (as such terms are defined in his employment agreement) prior to February 25, 2016. In 2015, Mr. Reich received a $160,000 re-location bonus; $150,000 of which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his employment agreement)prior to August 11, 2016.

Long-Term Equity Incentive Plan. In April 2011, our parent adopted the 2011 Plan. Under the 2011 Plan, directors, employees and consultants of the Company and its subsidiaries may be granted options to purchase common stock, may be granted restricted stock units or may be granted restricted shares of our parent’s common stock. The purposes of the 2011 Plan are (i) to further the growth, development and financial success of the Company by providing additional incentives to employees, consultants and directors who are given responsibility for the management or administration of the Company’s business affairs; and (ii) to enable the Company to obtain and retain the services of the type of professional, technical and managerial employees, consultants and directors considered essential to the long-range success of our parent, in both cases by providing these individuals with an opportunity to become owners of the common stock of the Company thereby allowing them to benefit directly from our growth, development and financial success. The Compensation Committee believes the 2011 Plan accomplishes these purposes by fostering a partnership between shareholders and management to promote a corporate culture in which managers’ act and think as shareholders in evaluating strategic and day-to-day decisions and by providing managers with the opportunity to share in the value creation of the Company.

2015 Equity Awards. In February 2015, in connection with his commencement of service as our President and Chief Executive Officer, the Compensation Committee granted Mr. Gray 700,000 restricted stock units that vest over a 3 year period based on continuous service (40% after the first year, 35% after the second year and 25% after the third year) and 1,500,000 stock options that vest ratably over a 4 year period based on continuous service.

In April 2015, in connection with his commencement of service as our Chief Financial Officer, the Compensation Committee granted Mr. Reich 500,000 stock options that vest ratably over a 5 year period based on continuous service and Company performance. In May 2015, Mr. Reich’s stock option agreement was amended to cancel 140,000 options and to change the vesting with respect to the remaining 360,000 options so that they vest ratably over a four year period based on continuous service. In May 2015, the Compensation Committee also granted Mr. Reich 90,000 restricted stock units that vest over a 3 year period based on continuous service (40% after the first year, 35% after the second year and 25% after the third year). Mr. Reich’s stock option agreement was amended to align his awards with awards granted to other executives in May 2015, as described below.

In May 2015, the Compensation Committee decided to issue new equity awards to its senior executive officers and key employees. The Committee believes it was appropriate to issue new awards because the vesting period for the initial equity awards granted to most of the senior executives in April 2011 ended on December 31, 2015, and new equity awards were needed to retain key executives. The equity awards granted in 2015 were a combination of stock options and restricted stock units. The stock options vest ratably over a period of 4 years based on continuous service. The restricted stock units vested over a 3 year period based on continuous service (40% after the first year, 35% after the second year and 25% after the third year). The

Compensation Committee believes that a combination of stock options and restricted stock units are in line with market practices and appropriately incentivizes its executives to profitably grow the Company. As a part of these May 2015 equity grants, the Compensation Committee granted Mr. Hitchcock, Mr. de Càrdenas, Ms. Binion and Mr. McRae, 100,000, 100,000, 40,000 and 30,000 stock options, respectively and 205,000, 205,000, 80,000 and 60,000 restricted stock units, respectively.

Historical Equity Awards.    In April 2011, the Compensation Committee granted 666,667 stock options to each of Messrs. Hitchcock and de Cárdenas, and 133,333 stock options to Ms. Binion and Mr. McRae. In July 2011 the Compensation Committee granted to each of Messrs. Hitchcock and de Cárdenas an additional 133,333 stock options. In October 2013, the Compensation Committee granted Mr. McRae an additional 66,667 stock options. The stock options granted to Mr. Hitchcock, Mr. de Cárdenas, Ms. Binion and Mr. McRae vest over a period of five years, with 15% of the options vesting on December 31 of each calendar year beginning in the year of grant, based on continuous service of the employee and 5% of the options (the “performance-based options”) vesting on a date on or within 90 days following December 31 of each calendar year if, as of such date, the Compensation Committee has determined that the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year. If the Adjusted EBITDA as of the end of any calendar year is less than the applicable Adjusted EBITDA Target with respect to such year, that portion of the option that was subject to vesting with respect to such year will become vested on a date on or within 90 days following the first December 31 thereafter if, as of such date, the Compensation Committee has determined that (A) the Adjusted EBITDA as of such December 31 equals or exceeds the applicable Adjusted EBITDA Target for such year and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through such December 31.
The Compensation Committee chose Adjusted EBITDA as the performance metric for the stock options granted prior to 2015 because it believes such metric provides a balanced, comprehensive measurement of the Company’s overall financial performance, and focused executives and other plan participants on profitable growth. The goals established by the Compensation Committee were intended to be challenging but achievable based upon the Company’s strategic plan.
The Adjusted EBITDA target for 2015 was $320 million and the cumulative Adjusted EBITDA target for 2015 was $1,759 million for options granted in 2011 and $1,142 million for options granted in 2013. The performance-based options for calendar year 2015 did not vest because the Adjusted EBITDA target for 2015 was not achieved. The cumulative target for 2015 also was not met so the performance-based options for calendar year 2013, 2014 and 2015 did not vest, but such options will remain outstanding per their terms, as described in greater detail under “Potential Payments Upon Termination of Employment or Change in Control”.
In August 2013 the Compensation Committee granted each of Mr. Hitchcock and Ms. Binion 17,241 shares of restricted stock that vest ratably over a three year period in recognition of their efforts to complete the MACH acquisition. In September 2014, the Compensation Committee granted Mr. de Cárdenas 17,241 shares of restricted stock that vest ratably over a three year period in recognition of his efforts as President and General Manager, Enterprise and Intelligence Solutions and his promotion to President of Global Sales and Service, Chief Sales Officer.
In December 2014, the Board granted 350,000 stock options to Mr. Gray in connection with his commencement of service as our Interim Chief Executive Officer. The stock options vest ratably over a 2 year term based on continuous service.
Other Compensation. We do not currently provide a defined benefit pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives or employees. In 2015, Mr. Gray, Mr. Reich, Mr. Hitchcock, Mr. de Cárdenas, Ms. Binion and Mr. McRae were eligible to participate, during the term of their employment, in the employee benefit plans provided to all U.S. employees, which included the following:

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

The U.S.-based NEOs also received enhanced long-term disability insurance benefits in the amount of 66.67% of monthly covered earnings up to a maximum of $25,000 per month, which is generally payable until age 65 or for specified shorter periods after age 65. In addition, pursuant to the terms of his employment agreement, Mr. Gray is entitled to use of a private jet for his travel to the Company’s headquarters in Tampa, Florida.

Employment and Termination Agreements
Our parent entered into employment agreements with Mr. Gray in February 2015 and with Mr. Reich in April 2015 upon their acceptance of employment and entered into amended and restated employment agreements with Messrs. Hitchcock and de Cárdenas upon expiration of their original employment agreements. Ms. Binion and Mr. McRae do not have employment agreements but are entitled to certain severance benefits pursuant to letter agreements with the Company.
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

By the Company’s Compensation Committee
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Julius Genachowski
Stephen C. Gray (resigned February 25, 2015)
Compensation Committee Interlocks and Insider Participation
As of December 31, 2015, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Julius Genachowski. Mr. Stephen C. Gray was a member of the Compensation Committee during 2015 but resigned on February 25, 2015 when he became our President and Chief Executive Officer. None of the other members of our Compensation Committee was an officer or employee of the Company in 2015 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (9)	Stock Awards ($) (6)	Option Awards ($) (6)		Non‑Equity Incentive Plan Compensation ($) (7)	All Other Compensation ($)(8)	Total ($)
Stephen C. Gray (1)	2015	769,585	1,300,000	7,875,000	7,470,150		499,500	267,745	18,181,980
President, Chief Executive Officer and Director	2014	229,846	—	—	1,750,875		—	2,677	1,983,398

Robert F. Reich (2)	2015	304,615	160,000	1,012,500	1,665,360	(10)	133,200	11,650	3,287,325
Executive Vice President and Chief Financial Officer

David W. Hitchcock (3)	2015	477,692	—	2,306,250	406,710		204,240	12,896	3,407,788
Executive Vice President, Global Product Management & Development	2014	445,692	—	—	—		—	13,000	458,692
	2013	420,000	13,765	249,995	—		332,987	12,847	1,029,594

Alfredo T. de Cárdenas	2015	477,692	—	2,306,250	406,710		—	12,896	3,203,548
Chief Sales Officer and President, Enterprise & Intelligence Solutions	2014	437,327	—	258,615	—		51,347	13,000	760,289
	2013	420,000	—	—	—		87,485	12,750	520,235

Laura E. Binion (4)	2015	342,692	—	900,000	162,684		109,890	12,996	1,528,262
Senior Vice President and General Counsel

John T. McRae (5)	2015	342,692	—	675,000	122,013		131,868	11,900	1,283,473
Chief Information Officer	2014	309,231	—	—	—		27,627	12,848	349,706

(1)	Mr. Gray became our Interim President and Chief Executive Officer on August 26, 2014, and our President and Chief Executive Officer on February 25, 2015.

(2)	Mr. Reich became our Executive Vice President and Chief Financial Officer on April 1, 2015.

(3)	Mr. Hitchcock became our Executive Vice President, Global Product Management and Development on April 1, 2015. Prior to that he was our Chief Financial and Administrative Officer.

(4)	Ms. Binion became our Senior Vice President and General Counsel in 2008. She was not a named executive officer in 2013 or 2014.

(5)	Mr. McRae became our Chief Information Officer in September 2014. He was not a named executive officer in 2013.

(6)
Reflects the grant date fair value of stock and option awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation under ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	Reflects the annual non-equity incentive bonuses earned during the applicable year.

(8)
The amounts for 2015 reflect the 401(k) Core and Company Match contributions for Mr. Gray, Mr. Reich, Mr. Hitchcock, Mr. de Cárdenas, Ms. Binion and Mr. McRae. In addition, for Mr. Gray All Other Compensation includes $257,253 of aggregate incremental cost for commuter use of the Company’s fractional ownership aircraft. The aggregate incremental cost is calculated based on our estimated variable operating costs, which include the fuel, maintenance, landing fees, trip-related hangar/parking costs and other smaller variable costs.

(9)
For Mr. Gray, reflects his $1,300,000 signing bonus. For Mr. Reich, reflects his relocation bonus of $160,000. For Mr. Hitchcock, reflects special bonus paid to significant contributors in completing the MACH acquisition.

(10)
Reflects the grant date fair value of Mr. Reich’s option awards ($1,299,321) and the incremental fair value related to the modification of his option awards as of the modification date ($366,039), as described in the Compensation Discussion and Analysis.

2015 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock Units(#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Mr. Gray		375,000	562,500	1,500,000
	2/25/2015				700,000		11.25	7,875,000
	2/25/2015					1,500,000	11.25	7,470,150
Mr. Reich		150,000	225,000	600,000
	4/1/2015				90,000		11.25	1,012,500
	4/1/2015					270,000	11.25	1,299,321
	5/20/15 (6)					90,000	11.25	366,039
Mr. Hitchcock		184,000	276,000	736,000
	5/20/2015				205,000		11.25	2,306,250
	5/20/2015					100,000	11.25	406,710
Mr. de Cárdenas		184,000	276,000	736,000
	5/20/2015				205,000		11.25	2,306,250
	5/20/2015					100,000	11.25	406,710
Ms. Binion		99,000	148,500	396,000
	5/20/2015				80,000		11.25	900,000
	5/20/2015					40,000	11.25	162,684
Mr. McRae		97,500	146,250	390,000
	5/20/2015				60,000		11.25	675,000
	5/20/2015					30,000	11.25	122,013

(1)
Represents potential threshold, target and maximum payout opportunities under the annual incentive plan excluding individual performance qualifiers. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation table.

(2)	Reflects restricted stock awards with service-based vesting requirements.

(3)	Reflects option awards with service-based vesting requirements.

(4)	The price is the fair value of Syniverse Corporation’s common stock on the grant date.

(5)
Reflects the grant date fair value of the option and restricted stock unit awards, determined in accordance with ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(6)	Reflects the incremental fair value of Mr. Reich’s option awards resulting from the modifications of such award in May 2015, as discussed in more detail in the Compensation Discussion and Analysis.
Material Terms of Employment Agreements
Each of the employment agreements with Messrs. Gray, Reich, Hitchcock and Mr. de Cárdenas has an initial term of three years, and each of these agreements automatically extend for additional one-year periods unless either party gives prior notice of non-renewal. The initial terms of these employment agreements expire on February 25, 2018, April 1, 2018, May 1, 2017 and May 1, 2017 for Messrs. Gray, Reich, Hitchcock and de Cárdenas, respectively. The agreements provide for a base salary and target annual incentive opportunity discussed above in the Compensation Discussion & Analysis. Additionally, Mr. Gray was entitled to receive a lump sum signing bonus in an amount equal to $1,300,000 which was subject to pro rata repayment if he was terminated for cause or he resigned without good reason (as such terms are defined in his employment agreement) prior to February 25, 2016. Mr. Gray is also entitled to use of a private jet for his travel to the Company’s headquarters in Tampa, Florida. Additionally, pursuant to his employment agreement, Mr. Reich was entitled to a re-location bonus in an amount equal to $160,000; $150,000 of which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his employment agreement) prior to August 11, 2016. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control or the termination of their employment as of December 31, 2015, see “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”
Ms. Binion and Mr. McRae do not have employment agreements with the Company.
Outstanding Equity Awards at 2015 Fiscal Year End

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (10)
Mr. Gray	24,000	6,000		—		10.00	4/6/2021
	175,000	175,000	(1)	—		11.25	12/12/2024
	—	1,500,000	(2)	—		11.25	2/25/2025
								700,000	(11)	7,875,000

Mr. Reich	—	360,000	(3)	—		11.25	4/1/2025
								90,000	(12)	1,012,500

Mr. Hitchcock	566,667	—		100,000	(7)	10.00	04/06/21
	113,333	—		20,000	(7)	10.00	07/01/21
	—	100,000	(4)	—		11.25	5/20/2025
								210,747	(13)(14)	2,370,904

Mr. de Cárdenas	566,667	—		100,000	(7)	10.00	4/6/2021
	113,333	—		20,000	(7)	10.00	7/1/2021
	—	100,000	(4)	—		11.25	5/20/2025
								216,494	(14)(15)	2,435,558

Ms. Binion	113,333	—		20,000	(7)	10.00	4/6/2021
	—	40,000	(5)	—		11.25	5/20/2025
								85,747	(13) (16)	964,654

Mr. McRae	113,333	—		20,000	(7)	10.00	4/6/2021
	30,000	20,000	(6)	16,667	(8)	14.50	10/28/2023
	—	30,000	(9)	—		11.25	5/20/2025
								60,000	(17)	675,000

(1)	175,000 options vest on December 12, 2016, provided that the executive remains in continuous service on the vesting date.

(2)	375,000 options vest on each February 25, 2016, February 25, 2017, February 25, 2018, February 25, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(3)	90,000 options vest on each April 1, 2016, April 1, 2017, April 1, 2018, April 1, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(4)	25,000 options vest on each May 20, 2016, May 20, 2017, May 20, 2018, May 20, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(5)	10,000 options vest on each May 20, 2016, May 20, 2017, May 20, 2018, May 20, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(6)	10,000 options vest on each of December 31, 2016 and December 31, 2017, provided that the executive remains in continuous service on each applicable vesting date.

(7)
The options were eligible to vest and become exercisable provided that the executive remained in continuous service through the date that the Compensation Committee determined whether the respective EBITDA Targets or Cumulative EBITDA Targets had been met, as follows: (i) an installment consisting of one-third of the options was eligible to vest on a date on or within 90 days following December 31, 2015 if, as of such date, the Compensation Committee had determined that the EBITDA as of December 31, 2015 was equal to or exceeded the applicable EBITDA Target for such year; and (ii) an installment consisting of two-thirds of the options was eligible to vest on a date on or within 90 days following December 31, 2015 if, as of such date, the Compensation Committee had determined that (A) the EBITDA as of December 31, 2015 was equal to or exceeded the applicable EBITDA Target for 2015 and (B) the Cumulative EBITDA was equal to or exceeded the applicable Cumulative EBITDA Target through December 31, 2015. As discussed in the CD&A, neither the Adjusted EBITDA target nor the cumulative Adjusted EBITDA target were achieved, so these performance-based options did not vest. However, the options will remain outstanding per their terms, as described in greater detail under “Potential Payments Upon Termination of Employment or Change in Control.”

(8)
The options will become vested and exercisable provided that the executive remains in continuous service through the date that the Compensation Committee determines whether the respective EBITDA Targets or Cumulative EBITDA Targets have been met, as follows: (i) an installment consisting of one-fifth of the options will become vested and exercisable on a date on or within 90 days following December 31, 2016 if, as of such date, the Compensation Committee has determined that the EBITDA as of December 31, 2016 equals or exceeds the applicable EBITDA Target for such year; and (ii) an installment consisting of three-fifths of the options will become vested and exercisable on a date on or within 90 days following December 31, 2016 if, as of such date, the Compensation Committee has determined that (A) the EBITDA as of December 31, 2016 equals or exceeds the applicable EBITDA Target for 2016 and (B) the Cumulative EBITDA equals or exceeds the applicable Cumulative EBITDA Target through December 31, 2016.

(9)	7,500 options vest on each May 20, 2016, May 20, 2017, May 20, 2018, May 20, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(10)	Based on fair market value of Syniverse Corporation common stock of $11.25 as of December 31, 2015.

(11)
280,000 shares vest on February 25, 2016, 245,000 shares vest on February 25, 2017 and 175,000 shares vest on February 25, 2018, provided that the executive remains in continued service through each applicable vesting date.

(12)
36,000 shares vest on April 1, 2016, 31,500 shares vest on April 1, 2017 and 22,500 shares vest on April 1, 2018, provided that the executive remains in continued service through each applicable vesting date.

(13)	5,747 shares vest on August 16, 2016, provided that the executive remains in continued service through the vesting date.

(14)
82,000 shares vest on May 20, 2016, 71,750 shares vest on May 20, 2017 and 51,250 shares vest on May 20, 2018, provided that the executive remains in continued service through each applicable vesting date.

(15)	5,747 shares vest on each of September 12, 2016 and September 12, 2017, provided that the executive remains in continued service through each applicable vesting date.

(16)
32,000 shares vest on May 20, 2016, 28,000 shares vest on May 20, 2017 and 20,000 shares vest on May 20, 2018, provided that the executive remains in continued service through each applicable vesting date.

(17)
24,000 shares vest on May 20, 2016, 21,000 shares vest on May 20, 2017 and 15,000 shares vest on May 20, 2018, provided that the executive remains in continued service through each applicable vesting date.

2015 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Gray	—	—	—	—
Mr. Reich	—	—	—	—
Mr. Hitchcock	—	—	5,747	64,654
Mr. de Cárdenas	—	—	5,747	64,654
Ms. Binion	—	—	5,747	64,654
Mr. McRae	—	—	—	—
Potential Payments Upon Termination of Employment or Change in Control

Messrs. Gray, Reich, Hitchcock and de Cárdenas
The employment agreements with Messrs. Gray, Reich, Hitchcock and de Cárdenas specify the payments and benefits to which each are entitled upon a termination of employment for specified reasons. Pursuant to their employment agreements, each executive will be entitled to receive severance benefits if (i) the executive’s employment is terminated by the Company without cause, (ii) the executive resigns for good reason, (iii) the executive’s employment terminates by reason of the Company’s non-renewal of the agreement, (iv) the executive’s employment terminates by reason of his death or disability (other than with respect to Mr. Gray), or (v) the executive’s employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement. In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus for the then-current fiscal year, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, depending upon the date of termination, a portion of the stock options and RSUs granted to Messrs. Gray, Reich, Hitchcock or de Cárdenas will become vested as described below.
A portion of Mr. Gray’s stock options and restricted stock units (RSUs) granted in 2015 will become vested, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on February 25, 2015 and ending on February 25, 2016, 25% of the stock option will become vested and exercisable and 40% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on February 26, 2016 and ending on February 25, 2017, 50% of the stock option will become vested and exercisable and 75% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on February 26, 2017 and ending on February 25, 2018, 75% of the stock option will become vested and exercisable and 100% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on February 26, 2018 and ending on February 25, 2019, 100% of the stock option will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock option will become vested and exercisable and all of the RSUs will automatically become vested.

A portion of Mr. Reich’s stock options and RSUs granted in 2015 will become vested, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on April 1, 2015 and ending on April 1, 2016, 25% of the stock option will become vested and exercisable and 40% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on April 2, 2016 and ending on April 1, 2017, 50% of the stock option will become vested and exercisable and 75% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on April 2, 2017 and ending on April 1, 2018, 75% of the stock option will become vested and exercisable and 100% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on April 2, 2018 and ending on April 1, 2019, 100% of the stock option will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock option will become vested and exercisable and all of the RSUs will automatically become vested.

All of Messrs. Hitchcock’s and de Cárdenas’ stock options granted in 2011 will become vested and exercisable, and all of Mr. Hitchcock’s restricted stock granted in 2013 and all of Mr. de Cárdenas restricted stock granted in 2014 will become vested upon the date of termination. In addition, a portion of Messrs. Hitchcock’s and de Cárdenas’ stock options and RSUs granted in 2015 will become vested, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on May 18, 2015 and ending on May 18, 2016, 25% of the stock option will become vested and exercisable and 40% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on May 19, 2016 and ending on May 18, 2017, 50% of the stock option will become vested and exercisable and 75% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on May 19, 2017 and ending on May 18, 2018, 75% of the stock option will become vested and exercisable and 100% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on May 19, 2018 and ending on May 18, 2019, 100% of the stock option will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock option will become vested and exercisable and all of the RSUs will automatically become vested.

For purposes of Messrs. Gray, Reich, Hitchcock and de Cárdenas’ employment agreements, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive’s covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means: assigning the executive duties which, in the aggregate, represent a material diminution in executive’s title, authority or responsibilities; reducing the base salary or target bonus of the executive; materially reducing the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement; or, other than with respect to Mr. Gray, requiring the executive to relocate outside of a 50 mile radius from the executive’s current employment location.
In addition, Messrs. Gray, Reich, Hitchcock and de Cárdenas’ employment agreements provide that the executives’ unvested stock options, restricted stock and RSUs will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. Gray, Reich, Hitchcock and de Cárdenas’ employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of our parent possessing the voting power to elect a majority of the Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer of our parent’s equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of our parent’s assets determined on a consolidated basis.
Pursuant to their employment agreements each of Messrs. Gray, Reich, Hitchcock and de Cárdenas have agreed to limitations on his ability to disclose any of the Company’s confidential information, and acknowledged that all inventions relating to his employment belong to the Company. Messrs. Gray, Reich, Hitchcock and de Cárdenas have also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the termination of his employment with the Company.
Ms. Binion and Mr. McRae
Pursuant to letter agreements with the Company, if Ms. Binion’s or Mr. McRae’s employment is terminated by the Company without cause, the executive will be entitled to a severance payment equal to one times their then-current base salary, payable in installments over one year. Pursuant to their stock option agreements, restricted stock award agreement and restricted stock unit award agreements, Ms Binion’s and Mr. McRae’s stock options, restricted shares and RSUs will become fully vested and exercisable if their employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of these agreements, “Cause” generally means the failure to substantially perform the executive’s duties; failure to carry out, or comply with any lawful and reasonable directive of the Board of Directors or the executive’s immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offense or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company’s premises or while performing the executive’s duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct or breach of fiduciary duty against the Company. “Change in Control” has the same meaning as provided above for Messrs. Gray, Reich, Hitchcock and de Cárdenas.
Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control
The following table shows the estimated value of benefits to Mr. Gray, Mr. Reich, Mr. Hitchcock, Mr. de Cárdenas, Ms. Binion and Mr. McRae if their employment had been terminated under the various circumstances described below as of December 31, 2015, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2015.

	Qualifying Termination (Not in Connection with a Change in Control) ($) (12)		Qualifying Termination (Following or in Connection with a Change in Control) ($) (12)		Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($) (12)	Change in Control (Absent Termination)		Disability (13)
Mr. Gray
Salary (1)	750,000		750,000		—	—		—
Bonus (2)	750,000		750,000		—	—		—
COBRA Premium (3)	—		—		—	—		—
Value of Unvested Restricted Stock (4)	3,150,000	(5)	7,875,000	(10)	—	7,875,000	(11)	3,150,000	(5)
Value of Unvested Options (4)	—	(5)	7,500	(10)	—	7,500	(11)	—	(5)
TOTAL	4,650,000		9,382,500		—	7,882,500		3,150,000

Mr. Reich
Salary (1)	400,000		400,000		—	—		400,000
Bonus (2)	300,000		300,000		—	—		300,000
COBRA Premium (3)	14,526		14,526		—	—		14,526
Value of Unvested Restricted Stock (4)	405,000	(6)	1,012,500	(10)	—	1,012,500	(11)	405,000	(6)
Value of Unvested Options (4)	—	(6)	—	(10)	—	—	(11)	—	(6)
TOTAL	1,119,526		1,727,026		—	1,012,500		1,119,526

Mr. Hitchcock
Salary (1)	460,000		460,000		—	—		460,000
Bonus (2)	368,000		368,000		—	—		368,000
COBRA Premium (3)	20,025		20,025		—	—		20,025
Value of Unvested Restricted Stock (4)	987,154	(7)(8)	2,370,904	(10)	—	2,370,904	(11)	987,154	(7)(8)
Value of Unvested Options (4)	75,000	(7)(8)	150,000	(10)	—	150,000	(11)	150,000	(7)(8)
TOTAL	1,910,179		3,368,929		—	2,520,904		1,985,179

Mr. de Cárdenas (9)
Salary (1)	460,000		460,000		—	—		460,000
Bonus (2)	368,000		368,000		—	—		368,000
COBRA Premium (3)	21,482		21,482		—	—		21,482
Value of Unvested Restricted Stock (4)	1,051,808	(7)(8)	2,435,558	(10)	—	2,435,558	(11)	1,051,808	(7)(8)
Value of Unvested Options (4)	75,000	(7)(8)	150,000	(10)	—	150,000	(11)	150,000	(7)(8)
TOTAL	1,976,290		3,435,040		—	2,585,558		2,051,290

Ms. Binion
Salary (1)	330,000		330,000		—	—		—
COBRA Premium (3)	13,723		13,723
Value of Unvested Restricted Stock (4)	—		964,654	(10)	—	—		—
Value of Unvested Options (4)	—		25,000	(10)	—	—		—
TOTAL	343,723		1,333,377		—	—		—

Mr. McRae
Salary (1)	330,000		330,000		—	—		—
COBRA Premium (3)	20,271		20,271		—	—
Value of Unvested Restricted Stock (10)	—		675,000	(10)	—	—		—
Value of Unvested Options (10)	—		25,000	(10)	—	—		—
TOTAL	350,271		1,050,271		—	—		—

(1)	Reflects the executive’s base salary as of December 31, 2015 which amount would be payable in installments over one year.

(2)	Reflects 100% of the executive’s 2016 target bonus as of December 31, 2015, payable at such time as the bonus would have been paid absent the executive’s termination of employment.

(3)	Represents an estimated value, based on current rates, for payment of the employee-portion of any COBRA premiums for 12 months.

(4)
For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2015 ($11.25) and the exercise price of the unvested option. Excludes any unvested stock options having an exercise price that is equal to or greater than the fair market value of our common stock on December 31, 2015 ($11.25). The value of unvested shares of restricted stock or restricted stock units is based on the fair market value of our common stock on December 31, 2015 ($11.25).

(5)
Pursuant to Mr. Gray’s employment agreement, if his date of termination occurs during the period beginning on February 25, 2015 and ending on February 25, 2016, 25% of the stock options granted on February 25, 2015 will immediately become vested and exercisable and 40% of the RSUs granted on February 25, 2015 will become automatically vested.

(6)
Pursuant to Mr. Reich’s employment agreement, if his date of termination occurs during the period beginning on April 1, 2015 and ending on April 1, 2016, 25% of the stock options granted on April 1, 2015 will immediately become vested and exercisable and 40% of the RSUs granted on April 1, 2015 will become automatically vested.

(7)
Pursuant to Mr. Hitchcock’s employment agreement, if his date of termination occurs during the period beginning on December 31, 2015 and ending on December 30, 2016, 100% of his restricted stock granted on August 16, 2013 will automatically become vested. Pursuant to Mr. de Cárdenas’ employment agreement, if the date of termination occurs during the period beginning on December 31, 2015 and ending on December 30, 2016, 100% of the restricted stock granted on September 12, 2014 will automatically become vested.

(8)
Pursuant to Messrs. Hitchcock’s and de Cárdenas’ employment agreements, all of Messrs. Hitchcock’s and de Cárdenas’ stock options granted in 2011 will become vested and exercisable and, if the executive’s date of termination occurs during the period beginning on May 18, 2015 and ending on May 18, 2016, 25% of the stock options granted on May 20, 2015 will immediately become vested and exercisable and 40% of the RSUs granted on May 20, 2015 will become automatically vested.

(9)
As previously announced by the Company on March 15, 2016, Mr. de Cárdenas’ employment will terminate on March 31, 2016. The Company has entered into a separation agreement with Mr. de Cárdenas pursuant to which he will receive (i) severance payments equal to $460,000, (ii) an amount equal to his annual incentive plan target bonus payment for 2016 equal to $368,000, (iii) continued group health benefits under COBRA at the same cost as active employees for a period of up to twelve months following termination; and (iv) a one-time lump sum payment equal to $105,000. In addition, in accordance with Mr. de Cárdenas’ employment agreement, (i) 100% of the restricted shares granted to Mr. de Cárdenas in September 2014, (ii) 25% of the stock options granted to Mr. de Cárdenas in May 2015 (the “2015 Stock Options”), and (iii) 40% of the restricted stock units granted to Mr. de Cárdenas in May 2015 (the “2015 RSUs”) will automatically become vested on his separation date. In addition, (i) the stock options granted to Mr. de Cárdenas in May and July of 2011 (the “2011 Stock Options”) and the 2015 Options will not expire and the 2015 RSUs not otherwise vested on his separation date will not be forfeited until the 181st day following his separation date, and (ii) if the separation date occurs within the 180-day period immediately prior to the consummation of a change in control, then any portion of the 2011 Stock Options, the 2015 Stock Options and the 2015 RSUs not otherwise vested will automatically become vested as of the date of the consummation of the change in control.

(10)
Pursuant to the executive’s stock option agreement, if the executive’s employment is terminated within the 12-month period immediately following a change in control, all of the executives’ stock options, restricted stock and RSUs automatically become vested and exercisable.

(11)
Messrs. Gray, Reich, Hitchcock and de Cárdenas’ employment agreements provide that the executives’ unvested stock options, restricted stock and RSUs will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control.

(12)
For purposes of the table, the term “Qualifying Termination” for each executive refers to a termination of employment that would trigger severance payments for such executive as described above in the narrative to this table.

(13)	If an executive meets the requirements for disability under our long-term disability plan he is also entitled to receive benefits under our long-term disability plan.

Compensation Risk Assessment
We have analyzed the potential risks arising from our compensation policies and practices and determined that there are no such risks that are reasonably likely to have a material adverse effect on the Company.
2015 Director Compensation
In 2015, each director not employed by The Carlyle Group or the Company on January 1, 2016, received an annual retainer of $60,000. The Chairman of the Audit Committee received an additional $15,000 and each non-Chair member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of our parent’s common stock. In 2015, no director made such an election.
The following table provides information about the compensation earned by members of the Board of Directors during 2015.
2015 Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	Total
James A. Attwood, Jr.	—	—
Tony G. Holcombe	67,500	67,500
Kristen Ankerbrandt	—	—
Kevin L. Beebe	75,000	75,000
Julius Genachowski	—	—
Stephen C. Gray	—	—
Mark J. Johnson	67,500	67,500
Raymond A. Ranelli	75,000	75,000

(1)	As of December 31, 2015, the Directors held the number of outstanding option awards listed below:

	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date
James A. Atwood, Jr.	—	$—
Tony G. Holcombe	50,000	$10.00	7/1/2021
Kristen Ankerbrandt	—	$—
Kevin L. Beebe	30,000	$10.00	4/6/2021
Julius Genachowski	—	$—
Stephen C. Gray	30,000	$10.00	4/6/2021
Mark J. Johnson	—	$—
Raymond A. Ranelli	30,000	$10.00	4/6/2021

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We are an indirect, wholly-owned subsidiary of Syniverse Corporation, a Delaware corporation. All of our outstanding capital stock is owned by The Carlyle Group and certain of its affiliates and co-investors, except as discussed below.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2016 for:

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

For funds affiliated with the Carlyle group and executive officers and directors in the table, applicable percentage ownership is based on 120,304,444 shares of common stock outstanding at February 28, 2016. The number of shares of common stock beneficially owned by an executive officer or director is based on their outstanding shares of common stock, stock options that are currently exercisable or exercisable within 60 days of February 28, 2016 and all restricted stock held by such persons as of February 28, 2016.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Syniverse Corporation, 8125 Highwoods Palm Way, Tampa, FL 33647.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
Funds Affiliated with the Carlyle Group (1)	120,000,000	99.7%
Named Executive Officers:
Stephen C. Gray (2)	915,000	*
Robert F. Reich (3)	90,000	*
David W. Hitchcock (4)	899,098	*
Alfredo T. de Cárdenas (5)	909,830	*
Laura E. Binion (6)	207,431	*
John T. McRae (7)	213,333	*

Directors:
James A. Attwood, Jr.	—	*
Tony G. Holcombe (8)	100,000	*
Kristen Ankerbrandt	—	*
Kevin L. Beebe (9)	130,000	*
Julius Genachowski	—	*
Mark J. Johnson	—	*
Raymond A. Ranelli (10)	50,409	*
All executive officers and directors as a group (19 persons) (11)	5,502,445	4.6%
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

(2)
Mr. Gray also serves as a director of the Company. Includes 10,000 shares owned, 199,000 vested options, 700,000 shares of restricted common stock and 6,000 options that will vest within 60 days of February 28, 2016.

(3)	Includes 90,000 or restricted common stock.

(4)	Includes 680,000 vested options and 219,098 shares of restricted common stock.

(5)	Includes 10,000 shares owned, 680,000 vested options and 219,830 shares of restricted common stock.

(6)	Includes 113,333 vested options and 94,098 shares of restricted common stock.

(7)	Includes 10,000 shares owned, 143,333 vested options and 60,000 shares of restricted common stock.

(8)	Includes 50,000 shares owned and 50,000 vested options.

(9)	Includes 100,000 shares owned, 24,000 vested options and 6,000 options that will vest within 60 days of February 28, 2016.

(10)	Includes 20,409 shares owned, 24,000 vested options and 6,000 options that will vest within 60 days of February 28, 2016.

(11)	Includes 255,409 shares owned, 3,508,052 vested options, 1,720,984 shares of restricted common stock and 18,000 options that will vest within 60 days of February 28, 2016.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2015. However, the following table provides information as of December 31, 2015, about the securities that may be issued by our parent under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	13,152,076	$11.20	636,899
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	13,152,076	$11.20	636,899
___________________

(1)	2011 Equity Incentive Plan (the “2011 Plan”).

(2)
Reflects 10,922,076 options and 2,230,000 restricted stock units outstanding under the 2011 Plan as of December 31, 2015. It does not include 34,482 shares of restricted stock outstanding under the 2011 Plan as of December 31, 2015.

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
During the years ended December 31, 2015 and 2014, Syniverse recorded $3.1 million, associated with the consulting fee and the reimbursement of out-of-pocket expenses.
During the year ended December 31, 2013, under the Consulting Agreement with Carlyle, we paid a $10.0 million transaction fee associated with the MACH Acquisition and related debt issuance. We recorded $5.0 million of the transaction fee in Acquisitions expense in the consolidated statement of operations and $5.0 million was included in capitalized financing costs in the consolidated balance sheets.
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
The following table presents fees for professional audit and other services rendered by our independent registered certified public accountant, Ernst & Young LLP, for the years ended December 31, 2015 and 2014.

	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$2,035,395	$2,777,142
Audit-related fees (2)	839,623	756,306
Tax fees (3)	140,000	22,676
All other (4)	1,995	1,995
Fees	$3,017,013	$3,558,119
____________________

(1)	Audit fees include fees for our fiscal year-end audit of the consolidated financial statements, statutory audits and review of financial statements included in our Form 10-Q Quarterly Reports.

(2)	Audit-related fees include fees for due diligence performed in connection with proposed acquisitions and internal control attestation services.

(3)	Tax fees include fees for professional services rendered in connection with tax compliance.

(4)	All other includes fees for subscription-based accounting research software.
Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants
The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountant in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the chairman of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountant in accordance with this pre-approval policy. During the years ended December 31, 2015 and 2014, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Index to Consolidated Financial Statements	85
		Report of Independent Registered Certified Public Accounting Firm	86
		Consolidated Balance Sheets	87
		Consolidated Statements of Operations	88
		Consolidated Statements of Comprehensive Loss	89
		Consolidated Statements of Changes in Stockholder Equity	90
		Consolidated Statements of Cash Flows	91
		Notes to Consolidated Financial Statements	92
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	131

All other schedules have been omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or notes thereto.

(b)		Exhibit Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholder equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Ernst & Young LLP
Tampa, Florida
March 29, 2016

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$166,581	$89,347
Accounts receivable, net of allowances of $24,343 and $25,608, respectively	194,259	195,963
Income taxes receivable	6,058	8,549
Prepaid and other current assets	26,113	35,004
Total current assets	393,011	328,863
Property and equipment, net	114,504	117,374
Capitalized software, net	191,078	226,611
Goodwill	2,286,876	2,319,790
Identifiable intangibles, net	400,321	496,500
Deferred tax assets	3,280	2,201
Other assets	17,270	13,867
Total assets	$3,406,340	$3,505,206
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$50,443	$34,967
Income taxes payable	2,112	5,939
Accrued liabilities	98,761	106,887
Deferred revenues	4,558	8,249
Current portion of capital lease obligation	14,667	6,862
Current portion of long-term debt, net of original issue discount and deferred financing costs	35,445	—
Total current liabilities	205,986	162,904
Long-term liabilities:
Deferred tax liabilities	165,570	202,449
Long-term capital lease obligation, net of current maturities	18,563	8,937
Long-term debt, net of original issue discount and deferred financing costs	1,981,655	2,013,842
Other long-term liabilities	44,717	41,282
Total liabilities	2,416,491	2,429,414
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2015 and 2014	—	—
Additional paid-in capital	1,250,139	1,232,108
Accumulated deficit	(169,838)	(119,247)
Accumulated other comprehensive loss	(97,586)	(44,222)
Total Syniverse Holdings, Inc. stockholder equity	982,715	1,068,639
Nonredeemable noncontrolling interest	7,134	7,153
Total equity	989,849	1,075,792
Total liabilities and stockholder equity	$3,406,340	$3,505,206
See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Revenues	$861,475	$916,295	$858,961
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	389,163	378,052	320,796
Sales and marketing	76,693	77,670	74,995
General and administrative	135,812	140,450	129,354
Depreciation and amortization	215,167	237,577	216,198
Employee termination benefits	948	9,140	5,939
Restructuring	387	17,826	483
Acquisitions	111	1,974	21,632
	818,281	862,689	769,397
Operating income	43,194	53,606	89,564
Other income (expense), net:
Interest expense, net	(122,726)	(122,383)	(124,970)
Debt extinguishment costs	—	—	(2,802)
Equity income in investee	36	35	422
Other, net	(1,093)	(2,651)	(6,837)
	(123,783)	(124,999)	(134,187)
Loss before benefit from income taxes	(80,589)	(71,393)	(44,623)
Benefit from income taxes	(31,277)	(25,093)	(4,328)
Net loss from continuing operations	(49,312)	(46,300)	(40,295)
Loss from discontinued operations, net of tax	—	(688)	(5,092)
Net loss	(49,312)	(46,988)	(45,387)
Net income attributable to nonredeemable noncontrolling interest	1,279	1,015	1,144
Net loss attributable to Syniverse Holdings, Inc.	$(50,591)	$(48,003)	$(46,531)

Amounts attributable to Syniverse Holdings, Inc.:
Net loss from continuing operations, net of tax	$(50,591)	$(47,315)	$(41,439)
Loss from discontinued operations, net of tax	—	(688)	(5,092)
Net loss attributable to Syniverse Holdings, Inc.	$(50,591)	$(48,003)	$(46,531)

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Net loss	$(49,312)	$(46,988)	$(45,387)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(53,778)	(69,698)	29,008
Amortization of unrecognized gain (loss) included in net periodic pension cost	327	(2,014)	(486)
Other comprehensive (loss) income	(53,451)	(71,712)	28,522
Comprehensive loss	(102,763)	(118,700)	(16,865)
Less: Comprehensive income attributable to nonredeemable noncontrolling interest	1,192	1,260	961
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(103,955)	$(119,960)	$(17,826)

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance at December 31, 2012	1	$—	$1,215,350		$(24,713)	$(970)	$6,760	$1,196,427
Net (loss) income	—	—	—		(46,531)	—	1,144	(45,387)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax expense of $523	—	—	—		—	29,191	(183)	29,008
Actuarial loss on defined benefit pension plan, net of tax benefit of $200	—	—	—		—	(486)	—	(486)
Stock-based compensation	—	—	10,569		—	—	—	10,569
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	—	(940)	(940)
Distribution to Syniverse Corporation	—	—	(545)		—	—	—	(545)
Balance at December 31, 2013	1	—	1,225,374		(71,244)	27,735	6,781	1,188,646
Net (loss) income	—	—	—		(48,003)	—	1,015	(46,988)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax benefit of $496	—	—	—		—	(69,943)	245	(69,698)
Actuarial loss on defined benefit pension plan, net of tax benefit of $948	—	—	—		—	(2,014)	—	(2,014)
Stock-based compensation	—	—	8,574		—	—	—	8,574
Distribution to nonredeemable noncontrolling interest	—	—	—		—	—	(888)	(888)
Distribution to Syniverse Corporation	—	—	(1,840)		—	—	—	(1,840)
Balance at December 31, 2014	1	—	1,232,108		(119,247)	(44,222)	7,153	1,075,792
Net (loss) income	—	—	—		(50,591)	—	1,279	(49,312)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax benefit of $269	—	—	—		—	(53,691)	(87)	(53,778)
Actuarial gain on defined benefit pension plan, net of tax expense of $144	—	—	—		—	327	—	327
Stock-based compensation	—	—	17,262		—	—	—	17,262
Distribution to nonredeemable noncontrolling interest	—	—	—		—	—	(1,211)	(1,211)
Contribution from Syniverse Corporation	—	—	769		—	—	—	769
Balance at December 31, 2015	1	$—	$1,250,139		$(169,838)	$(97,586)	$7,134	$989,849
See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(49,312)	$(46,988)	$(45,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	215,167	237,577	216,198
Amortization of deferred debt issuance costs and original issue discount	13,258	12,512	12,577
Allowance for credit memos and uncollectible accounts	20,942	21,290	11,252
Deferred income tax benefit	(37,669)	(36,989)	(17,620)
Debt modification costs	177	—	1,681
Debt extinguishment costs	—	—	2,802
Stock-based compensation	17,262	8,574	10,569
Fair value adjustment to assets and liabilities related to assets held for sale	—	—	2,816
Other, net	(2,152)	6,239	3,926
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,777)	(21,142)	(22,931)
Income tax receivable or payable	(559)	(3,977)	(1,565)
Prepaid and other current assets	2,941	(4,839)	(2,769)
Accounts payable	15,759	5,843	(2,068)
Accrued liabilities and deferred revenues	(9,611)	(7,635)	(3,178)
Assets and liabilities related to assets held for sale	—	—	(2,553)
Other assets and other long-term liabilities	(588)	(2,454)	(2,358)
Net cash provided by operating activities	161,838	168,011	161,392
Cash flows from investing activities
Capital expenditures	(68,220)	(91,758)	(73,933)
Acquisitions, net of acquired cash	—	(290,047)	(628,191)
(Purchase) redemption of certificate of deposit	(597)	3,694	(3,753)
Capital expenditures, assets held for sale	—	—	(6,689)
Proceeds from divestitures	2,225	717	10,783
Net cash used in investing activities	(66,592)	(377,394)	(701,783)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	100,000	1,608,335
Debt issuance costs paid	(177)	—	(26,917)
Principal payments on long-term debt	(10,000)	(90,000)	(966,585)
Payments on capital lease obligation	(9,776)	(8,020)	(6,233)
Contribution from (distribution to) Syniverse Corporation	769	(1,840)	(545)
Purchase of redeemable noncontrolling interest	—	(501)	—
Distribution to nonredeemable noncontrolling interest	(1,211)	(888)	(940)
Net cash (used in) provided by financing activities	(20,395)	(1,249)	607,115
Effect of exchange rate changes on cash	2,383	(6,421)	7,481
Net increase (decrease) in cash	77,234	(217,053)	74,205
Cash and cash equivalents at beginning of period	89,347	306,400	232,195
Cash and cash equivalents at end of period	$166,581	$89,347	$306,400

Supplemental noncash investing and financing activities
Assets acquired under capital leases	$27,200	$20,089	$4,985
Supplemental cash flow information
Interest paid	$109,435	$111,311	$114,699
Income taxes paid	$7,624	$15,783	$14,563

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end user traffic, clearing of billing records and settlement of payments. We also analyze a unique portfolio of real-time data generated by these transactions to deliver a wide range of intelligence tools to our customers. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 4 billion billable transactions daily and settle approximately $17 billion annually between our customers.

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

Our diverse and growing customer base includes a broad range of participants in the mobile ecosystem, including over 1,000 MNOs, and approximately 550 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide, 3 of the top 5 airlines and 2 multinational hotel brands.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, Inc. and all of its wholly owned subsidiaries and a VIE for which Syniverse is deemed to be the primary beneficiary. References to “Syniverse”, “the Company”, “us”, or “we” include all of the consolidated companies. Redeemable and nonredeemable noncontrolling interest is recognized for the portion of consolidated joint ventures not owned by us. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and present our financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated.

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

•
Enterprise & Intelligence Solutions provide enterprises with the ability to reliably reach and deliver messages to all of their customers and employees regardless of geography, network, device or application through our access to the MNOs. In addition, our services are able to leverage end-user trend analysis, real-time activity and profile information to provide uninterrupted and personalized services for end-users, including the creation of specific groups of target MNO, OTT and enterprise customers and enable to selectively schedule and deliver relevant content customized for these specific groups.

We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues were generated by transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and may include tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and related incremental customer-specific costs for customer implementations and recognize such revenues and related costs on a straight-line basis over the life of the initial customer contract.

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

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, we recorded research and development costs of $21.6 million, $24.1 million, and $29.9 million, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense in the consolidated statements of operations based on the grant-date fair value of equity awards. We recognize compensation expense, reduced for estimated forfeitures, under the straight-line method over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. See Note 11 for additional details regarding stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consists primarily of various deposit accounts that are stated at cost, which approximates fair value.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $321.0 million and $488.5 million as of December 31, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount we expect to collect on our gross customer trade receivables. We establish an allowance for doubtful accounts that may result from the inability of our customers to pay, as well as for specific receivables from customers with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2015 and 2014, our allowance for doubtful accounts was $7.1 million and $8.9 million, respectively.

We maintain an allowance for credit memos based on our historical activity. These allowances are recorded primarily as the result of price concessions, service level penalties, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as reductions of accounts receivable and revenues. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required. As of December 31, 2015 and 2014, our allowance for credit memos was $17.2 million and $16.7 million, respectively.

Property and Equipment, Net

Property and equipment consists primarily of computer hardware and network equipment, leasehold improvements and furniture and fixtures, which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the term of the lease or life of the asset.

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

Capitalized Software Costs

We capitalize the cost of externally purchased software and certain software licenses, internal-use software and developed technology that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 3 to 5 years and 3 to 8 years, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill impairment analysis.

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test. In connection with our annual goodwill impairment analysis at October 1, 2015, the fair value of our reporting unit exceeded its carrying value. In the fourth quarter, we observed a decline in the fair value of our senior notes when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the fair value of our senior notes during the fourth quarter was not suggestive of a material decline in the fair value of our reporting unit from the annual goodwill impairment analysis date. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by volume declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. We did not record any impairment loss on goodwill for the years ended December 31, 2015, 2014 or 2013.

Indefinite-lived intangible assets are comprised of tradenames and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs a two-step impairment test. We did not record any impairment loss on indefinite-lived intangible assets for the years ended December 31, 2015, 2014 or 2013.

Finite-Lived Identifiable Intangible Assets

Our finite-lived identifiable intangible assets include customer-related intangible assets such as customer relationships and customer contracts as well as a covenant not to compete and non-solicitation agreement associated with our acquisitions. Customer relationships are amortized using either the pattern of consumption method or the straight-line method, depending on which method more accurately reflects the pattern in which the asset is consumed. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. We amortize our covenant not to compete and our non-solicitation agreement over their contract terms using the straight-line method.

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

If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. If the undiscounted cash flows are less than the long-lived asset’s carrying amount, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We did not record any impairment loss on long-lived assets for the years ended December 31, 2015, 2014 or 2013.

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

In June 2013, through the MACH Acquisition, we acquired a 45% interest in Link2One, an equity method investee that provides a third party hub that automates all the tests and technical procedures to standardize telecommunications operators' requirements in connection with arrangements for the provision of roaming services. The carrying amount of the investment in the equity method investee as of December 31, 2015 and 2014 was $3.8 million and $4.1 million, respectively, and is included in Other assets in the consolidated balance sheets.

Fair Value of Financial Instruments

The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 17 for more information regarding the fair value of financial instruments, including a listing of our assets and liabilities required to be measured or disclosed at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2015 and 2014.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, we recorded foreign currency transaction losses of $1.1 million, $2.7 million and $6.8 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive loss and is included in Stockholder equity in the consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of Accumulated other comprehensive loss. Revenues and expenses within the consolidated statements of operations are translated at the average rates prevailing during the period.

Redeemable Noncontrolling Interest

Through the MACH Acquisition in 2013, we acquired a redeemable noncontrolling interest with a fair value of $0.5 million as of the MACH Acquisition Date, which was redeemed during the first quarter of 2014.

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

Revenues by service offerings were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2015	2014	2013
Mobile Transaction Services	$731,496	$782,116	$748,907
Enterprise & Intelligence Solutions	129,979	134,179	110,054
Revenues	$861,475	$916,295	$858,961

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2015	2014	2013
North America	$534,178	$585,455	$588,493
Europe, Middle East and Africa	143,837	165,661	120,875
Asia Pacific	125,175	101,714	84,118
Caribbean and Latin America	58,285	63,465	65,475
Revenues	$861,475	$916,295	$858,961
For the years ended December 31, 2015, 2014 and 2013, we derived 57.8%, 59.7% and 64.2%, respectively, of our revenues from customers in the United States.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

(in thousands)	December 31, 2015	December 31, 2014
North America	$227,359	$252,129
Europe, Middle East and Africa	63,301	76,371
Asia Pacific	14,186	14,655
Caribbean and Latin America	736	830
Long-lived assets, net	$305,582	$343,985

For the years ended December 31, 2015 and 2014, 74.4% and 73.3%, respectively, of our long-lived assets were located in the United States.

Acquisitions

The Acquisitions line item in our consolidated statements of operations includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the MACH Acquisition completed in 2013 and the Aicent Acquisition completed in 2014 (collectively, the “Acquisitions”). See Note 4 for additional details regarding the Acquisitions.

Reclassifications of Prior Year Presentation

For the years ended December 31, 2014 and 2013, we reclassified Interest income into the Interest expense, net line item in our consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

For the year ended December 31, 2014, we reclassified deferred financing costs from Prepaid and other current assets and Deferred costs, net into the Long-term debt, net of original issue discount and deferred financing costs line item in the consolidated balance sheets to conform with ASU 2015-03, Interest-Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. See Note 3 for additional details regarding the accounting pronouncement. The reclassification had no effect on our reported results of operations or cash flows.

For the year ended December 31, 2014, we reclassified the current portion of Deferred tax assets and Deferred tax liabilities to long-term Deferred tax assets and long-term Deferred tax liabilities in the consolidated balance sheets to conform with ASU 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 3 for additional details regarding the accounting pronouncement. The reclassification had no effect on our reported results of operations or cash flows.

3. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve financial reporting related to leasing transactions. ASU 2016-02 requires recognition of lease assets and lease liabilities by lessees for most leases. The effect on the statement of comprehensive income and the statement of cash flows is largely unchanged from current GAAP. The update is effective for the Company beginning January 1, 2019. Early adoption is permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which is included in the ASC in Topic 740. ASU 2015-17 requires companies to present deferred income tax assets and deferred income tax liabilities as long-term in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and long-term amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. We early adopted this standard during the year ended December 31, 2015 and retrospectively applied the adjustment to all periods presented. As of December 31, 2014, the effect of the adoption was to decrease current Deferred tax assets by $5.2 million, decrease long-term Deferred tax assets by $4.0 million, decrease current Deferred tax liabilities by $4.8 million, and decrease long-term Deferred tax liabilities by $4.4 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which is included in the ASC in Topic 805. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The update is effective for the Company beginning January 1, 2017. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which is included in the ASC in Topic 350. ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. The update only applies to internal-use software that a customer obtains access to in a hosting arrangement if the following criteria are met i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The costs associated with cloud computing arrangements shall be accounted for as a service if the arrangement does not contain a software license or as internal use software if the arrangement is deemed to contain a software license, up to the amount allocable to software license. The update is effective for the Company for arrangements entered into after January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which is included in the ASC in Topic 835. ASU 2015-03 requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which is included in the ASC in Topic 835. ASU 2015-15 clarifies that the guidance in ASC 2015-03 does not apply to line-of-credit arrangements. ASC 2015-03 permits an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for the Company beginning January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued, and the guidance is to be applied retrospectively to all prior periods presented. We early adopted these standards during the year ended December 31, 2015 and retrospectively applied the adjustment to all periods presented. As of December 31, 2014, the effect of the adoption was to reclassify $1.5 million from Prepaid and other current assets and $48.6 million from Deferred costs, net to Long-term debt, net of original issue discount and deferred financing costs.

In February 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which is included in the ASC in Topic 810. ASU 2015-02 amends the consolidation analysis currently required under U.S. GAAP. The update modifies the process used to evaluate whether limited partnerships and similar entities are VIEs or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The update is effective for the Company beginning January 1, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which is included in the ASC in Topic 225. ASU 2015-01 eliminates the concept of extraordinary items. Under this guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The update is effective for the Company beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

Early application of the standard is permitted beginning January 1, 2017. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

4. Acquisitions

Aicent Acquisition

On August 4, 2014, Syniverse Technologies, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Syniverse Holdings, Inc. acquired all of the outstanding equity interests of Aicent Holdings Corporation, a Delaware corporation (“Aicent”) from its existing stockholders in accordance with the terms of an agreement and plan of merger for approximately $292.1 million (the “Aicent Acquisition”).

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

5. Property and Equipment

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Computers and equipment	$226,514	$215,384
Computer equipment under capital lease	25,559	12,062
Furniture and fixtures	5,146	5,239
Leasehold improvements	16,252	15,040
	273,471	247,725
Accumulated depreciation	(149,781)	(125,792)
Accumulated depreciation of computer equipment under capital lease	(9,186)	(4,559)
Property and Equipment	$114,504	$117,374

Depreciation expense related to property and equipment for the years ended December 31, 2015, 2014, and 2013 was $46.0 million, $42.8 million and $34.1 million, respectively.

6. Capitalized Software

Capitalized software, net, consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Capitalized software	$456,801	$444,231
Capitalized software licenses under capital leases	41,832	25,749
	498,633	469,980
Accumulated amortization	(287,996)	(232,462)
Accumulated amortization of capitalized software under capital lease	(19,559)	(10,907)
Capitalized Software	$191,078	$226,611

Amortization expense related to capitalized software for the years ended December 31, 2015, 2014 and 2013 was $82.1 million, $78.0 million and $69.5 million, respectively.

7. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consisted of the following:

	December 31, 2015			December 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$836,601	$(519,414)	$317,187	$849,903	$(438,513)	$411,390
Non-solicitation agreement	1,421	(1,184)	237	1,595	(796)	799
Covenant not to compete	1,582	(1,582)	—	1,582	(664)	918
Tradename	1,200	(703)	497	1,200	(207)	993
	840,804	(522,883)	317,921	854,280	(440,180)	414,100
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	82,400	—	82,400
Intangible assets	$923,204	$(522,883)	$400,321	$936,680	$(440,180)	$496,500

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

Amortization expense of identifiable intangible assets, which is included in Depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2015, 2014 and 2013 was $87.1 million, $116.8 million and $112.6 million, respectively.

The estimated amortization expense of intangible assets over the next five years and thereafter is as follows:

(in thousands)
Year ended December 31, 2016	$78,875
Year ended December 31, 2017	66,049
Year ended December 31, 2018	54,777
Year ended December 31, 2019	45,330
Year ended December 31, 2020	31,782
Thereafter	41,108
Amortization Expense	$317,921

Estimated amortization expense for intangible assets denominated in currencies other than the U.S. dollar is based on foreign exchange rates as of December 31, 2015.

The following table summarizes the changes in the carrying amount of goodwill for the periods ended December 31, 2015 and 2014:

(in thousands)
Balance at December 31, 2013	$2,150,364
Acquisition goodwill	212,655
Effect of foreign currency translation	(43,229)
Balance at December 31, 2014	2,319,790
Acquisition goodwill	—
Effect of foreign currency translation	(32,914)
Balance at December 31, 2015	$2,286,876

8. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Accrued payroll and related benefits	$34,642	$36,454
Accrued interest	26,743	26,419
Accrued network and data processing expenses	10,313	11,049
Accrued revenue share expenses	2,805	4,256
Other accrued liabilities	24,258	28,709
Accrued Liabilities	$98,761	$106,887

9. Debt and Credit Facilities

Our total outstanding debt as of December 31, 2015 and 2014 was as follows:

(in thousands)	December 31, 2015	December 31, 2014
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(6,830)	(8,982)
Deferred financing costs	(15,373)	(15,769)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(2,008)	(2,560)
Deferred financing costs	(14,475)	(22,026)
Revolving Credit Facility	—	10,000
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Deferred financing costs	(9,714)	(12,321)
Debt and Credit Facilities	$2,017,100	$2,013,842
Less: Current portion
Long-term debt, current portion	(36,243)	—
Original issue discount, current portion	192	—
Deferred financing costs, current portion	606	—
Long-term debt	$1,981,655	$2,013,842

We expect to make a principal payment of approximately $36.2 million in early 2016 as required pursuant to the excess cash flow provision of our Senior Credit Facility. Maturities of long-term debt excluding original issue discount and deferred financing costs for each of the next five years and thereafter are as follows.

(in thousands)
Year ended December 31, 2016	$36,243
Year ended December 31, 2017	—
Year ended December 31, 2018	4,507
Year ended December 31, 2019	2,024,750
Year ended December 31, 2020 and thereafter	—
$2,065,500

During the year ended December 31, 2013, as a result of the refinancing of our Initial Term Loans, we incurred $2.8 million of debt extinguishment costs for a write-off of $1.1 million of original issue discount and $1.7 million of deferred financing fees. Additionally, we incurred $1.7 million of debt modification costs which were recorded in interest expense in the consolidated statements of operations.

During the year ended December 31, 2013, we paid $3.5 million in upfront fees associated with the Escrow Term Loans (as defined below) which were refinanced through the proceeds from the Tranche B Term Loans. We recorded the upfront fees as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method.

Amortization of original issue discount and deferred financing fees for the years ended December 31, 2015, 2014 and 2013 was $13.3 million, $12.5 million and $12.6 million, respectively, and was related to our Senior Credit Facility and our Senior Notes (as defined below) and were recorded in interest expense in our consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment (the “Incremental Amendment”) to its Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance, in full, the Escrow Term Loans (defined below), a portion of which were used to fund the MACH Acquisition.

On September 23, 2013, the Company made a prepayment of $50.0 million on the Term Loan Facilities (as defined below), of which $28.7 million was applied to the Initial Term Loans and $21.3 million was applied to the Tranche B Term Loans. In relation to the prepayment, Syniverse accelerated the amortization of $0.4 million of original issue discount and $0.6 million of deferred financing costs.

On August 4, 2014, the Company drew $100.0 million on the Revolving Credit Facility to fund a portion of the Aicent Acquisition. During the three months ended December 31, 2014, the Company paid $90.0 million on the Revolving Credit Facility. The remaining $10.0 million was paid during the three months ended March 31, 2015. See Note 4 for additional details regarding the Aicent Acquisition.
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
The Initial Term Loans and the Tranche B Loans (collectively the “Term Loan Facilities”) will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facilities or (iii) the date the loans under the Term Loan Facilities are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Senior Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Senior Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Senior Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.

We may voluntarily prepay loans or reduce commitments under our Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. We must prepay our Term Loan Facilities with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our Senior Credit Facility, unless specifically incurred to refinance a portion of our Senior Credit Facility) and 50% of our excess cash flow, as defined pursuant to the terms of our Senior Credit Facility (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments.

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

Our obligations under the Senior Credit Facility are (1) guaranteed by Buccaneer LLC and each of our current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (other than (i) subsidiaries designated as unrestricted, (ii) immaterial subsidiaries, (iii) any subsidiary that is prohibited by applicable law or certain contractual obligations from guaranteeing our Senior Credit Facility or which would require governmental approval to provide a guarantee, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, if any, (vi) certain receivables financing subsidiaries, (vii) any subsidiary with respect to which the Company and the administrative agent reasonably agree that the burden, cost or other consequences of providing a guarantee will be excessive in view of the benefits obtained by the lenders therefrom and (viii) any subsidiary whose guaranteeing of the Senior Credit Facility would result in a material adverse tax consequence) and (2) are secured by a first lien on substantially all of our, Buccaneer LLC’s and the Subsidiary Guarantors’ assets, including capital stock of subsidiaries (subject to certain exceptions). The Subsidiary Guarantors under our Senior Credit Facility also guarantee the Senior Notes and are as follows: Syniverse Technologies, LLC (formerly known as Syniverse Technologies, Inc.) and Syniverse ICX Corporation.

Our Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) our ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Buccaneer LLC. The negative covenants are subject to the customary exceptions.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $150.0 million of unused commitments under this facility at December 31, 2015.

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

Commencing on December 31, 2018, our Initial Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

Borrowings bear interest at a floating rate which can be, at our option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, in the case of the Tranche B Term Loans under the Credit Agreement, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the Tranche B Term Loans under our Senior Credit Facility is 3.00% per annum for Eurodollar loans and 2.00% per annum for base rate loans.

Commencing on December 31, 2018, our Tranche B Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

Delayed Draw Credit Agreement

On February 4, 2013, Syniverse Magellan Finance, LLC (the “Finance Sub”), our wholly owned subsidiary, entered into a delayed draw credit agreement (the “Delayed Draw Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”). On May 28, 2013, Finance Sub entered into an amendment to the Delayed Draw Credit Agreement (the “Escrow Credit Agreement”). Upon the closing of this amendment, the lenders funded the Delayed Draw Facility into an escrow account (“Escrow Term Loans”) and the Company pre-funded the interest, upfront fees and ticking fees of $7.2 million, $3.5 million and $3.6 million, respectively (the “Escrowed Funds”). The Escrowed funds were released to Finance Sub on June 28, 2013 (the “Release”). In addition to the pre-funded amount, we paid additional ticking fees of $1.0 million during the second quarter. These fees were paid to Barclays Bank PLC as administrative agent to compensate for the time lag between the commitment allocation and actual funding for the Delayed Draw Facility.

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

10. Employee Benefits

Defined Contribution Benefit Plans

We have a 401(k) plan covering all U.S. employees subject to certain eligibility requirements. Under this plan, a certain percentage of contributions are matched. Contributions made to the 401(k) plan were $5.2 million, $5.1 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We have defined contribution plans in certain foreign subsidiaries set up in accordance with the local statutory requirements. Contributions made to these plans were $1.3 million, $1.7 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for employees located in Germany. The benefits are based on employees’ annual compensation and plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $12.7 million and $13.5 million as of December 31, 2015 and December 31, 2014, respectively, which are included in Other long-term liabilities on the consolidated balance sheets.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Discount rate	2.2%	2.2%
Average compensation increase (salaried employees only)	2.0%	3.0%

The following table provides a reconciliation of the change in our benefit obligation as of December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Benefit obligation at beginning of year	$13,462	$10,807
Service cost	533	396
Interest cost	287	333
Actuarial (gain) loss	(1,497)	3,213
Benefits paid	(42)	(21)
Effect of currency translation	(56)	(1,266)
Balance at end of year	$12,687	$13,462

Net periodic pension cost recognized in the consolidated statements of operations for the periods ended December 31, 2015, 2014 and 2013 included the following components:

	December 31,
(in thousands)	2015	2014	2013
Service cost on benefits earned during the year	$533	$396	$401
Interest cost on projected benefit obligation	287	333	355
Amortization of actuarial loss	317	128	—
Net periodic pension cost	$1,137	$857	$756

Included in Accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2015 is an actuarial loss of $0.2 million which we expect to record as a component of net periodic pension cost during the year ending December 31, 2016.

The estimated benefit payments for each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2016	$147
2017	211
2018	233
2019	238
2020	255
2021 and Thereafter	11,603
$12,687

11. Stock-Based Compensation

2011 Equity Incentive Plan

Effective April 6, 2011, Syniverse Corporation, our indirect parent, established the 2011 Plan for the employees, consultants and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units, or any combination of the foregoing. Syniverse Corporation will issue shares of its common stock to satisfy equity based compensation instruments. Directors have the option to receive shares of common stock in lieu of a portion of their director fee. On May 20, 2015, the Compensation Committee of the Board of Directors (the “Committee”) approved an amendment to the 2011 Plan to increase the plan shares available by 2,000,000 shares to 14,291,667 shares. Of that amount, 625,000 shares are restricted for purchase by the Board and certain members of management.

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

In accordance with the 2011 Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. For employee stock options granted prior to 2015, vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings-based targets. For employee stock options granted in 2015, vesting is solely dependent on the service of the employee and vests ratably over a four year period on the grant date anniversary. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. For employee restricted stock awards, vesting is dependent on the service of the employee and grade vests over a three year period on the grant date anniversary.

In May 2015, the Committee, utilizing the discretion afforded under the 2011 Plan, approved an amendment to certain annual and cumulative earnings based targets for outstanding performance-based options agreements under the 2011 Plan, resulting in a modification of the vesting terms. There was no additional compensation expense recorded in the consolidated statements of operations as a result of this modification as the amended targets were not achieved as of December 31, 2015.

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

The fair values of service based stock option grants and restricted stock awards are amortized as compensation expense using the straight-line attribution method over the vesting period of the grants. The fair values of performance based stock option grants are amortized as compensation expense using the accelerated attribution method over the vesting period of the grants. The fair values of stock options as of December 31, 2015, 2014 and 2013 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.9%	2.1%	2.0%
Volatility factor	38.2%	47.9%	51.6%
Dividend yield	—%	—%	—%
Weighted-average expected life of options (in years)	6.4	6.1	6.1

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

The following table summarizes our stock option activity for the year ended December 31, 2015:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	8,212,746	$11.15		$821
Granted	3,888,998	$11.25
Exercised	(858,001)	$10.00
Canceled or expired	(321,667)	$14.18
Outstanding at December 31, 2015	10,922,076	$11.19	7.23	$655
Vested and expected to vest at December 31, 2015	9,247,202	$11.09	7.25	$1,468
Exercisable at December 31, 2015	5,097,973	$10.72	5.86	$2,707

As of December 31, 2015, there was $26.9 million of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 3.0 years.

During the years ended December 31, 2015, 2014 and 2013:

•	the weighted-average fair value per share of stock options granted to employees was $4.59, $6.73 and $7.06, respectively;

•	the total intrinsic value of stock options exercised was $1.1 million, $1.8 million and $0.9 million, respectively; and

•	the total fair value of stock options that vested during the period was $6.8 million, $8.2 million and $10.4 million, respectively.

Restricted stock awards are issued and measured at fair value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the year ended December 31, 2015:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	63,217	$14.64
Granted	2,240,000	$11.25
Vested	(28,735)	$14.60
Forfeited	(10,000)	$11.25
Outstanding at December 31, 2015	2,264,482	$11.77

As of December 31, 2015, there was $18.6 million of total unrecognized compensation cost related to restricted stock awards. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 2.29 years.

During the years ended December 31, 2015, 2014 and 2013:

•	the weighted-average fair value per share of restricted stock awards granted to employees was $11.25, $15.00 and $14.50, respectively; and

•
the total fair value of restricted stock awards that vested during the period was $0.4 million, $0.3 million for the years ended December 31, 2015 and 2014, respectively, no restricted stock awards vested during the year ended December 31, 2013.

The impact to our Net loss from continuing operations of recording stock-based compensation in the consolidated statement of operations under the 2011 Plan for the year ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cost of operations	$590	$257	$770
Sales and marketing	5,343	3,383	3,996
General and administrative	11,329	4,934	5,803
Stock-based compensation	$17,262	$8,574	$10,569
Tax benefit	$4,372	$2,525	$2,877

There was no stock-based compensation cost capitalized into assets for the periods ended December 31, 2015, 2014 and 2013.

12. Leasing Arrangements

We lease certain facilities and equipment for use in our operations. In addition, we enter into arrangements for software licenses, which are accounted for in accordance with lease accounting guidance. We record operating lease expense on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases was $12.8 million, $15.5 million and $12.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2020 at our option.

Interest rates for our capital leases range from 1.4% to 19.1% with maturity dates between July 2016 and December 2020.

As of December 31, 2015, the aggregate future minimum lease commitments under non-cancelable leases were as follows:

(in thousands)	Capital Leases	Operating Leases
Year ended December 31, 2016	$15,635	$11,529
Year ended December 31, 2017	11,602	8,526
Year ended December 31, 2018	4,261	7,285
Year ended December 31, 2019	3,248	4,946
Year ended December 31, 2020	297	5,000
Thereafter	—	25,685
Total future minimum lease payments	$35,043	$62,971
Less: amount representing interest	1,813
Present value of net minimum lease payments	33,230
Less: current portion	14,667
Long-term obligations under capital leases at December 31, 2015	$18,563

13. Employee Termination Benefits and Restructuring

The following tables summarize the activity in our employee termination benefit liabilities for the years ended December 31, 2015, 2014 and 2013:

	Balance at				Balance at
	Beginning				End
(in thousands)	of Period	Additions	Payments	Adjustments	of Period
Year ended December 31, 2015	$4,179	948	(3,256)	(35)	$1,836
Year ended December 31, 2014	$2,691	9,140	(7,624)	(28)	$4,179
Year ended December 31, 2013	$1,155	5,939	(4,409)	6	$2,691

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the years ended December 31, 2015, 2014 and 2013:

	December 31, 2014				December 31, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
October 2014 Plan	$14,622	$578	$(6,126)	$(879)	$8,195
December 2011 Plan	262	(191)	(71)	—	—
December 2010 Plan	547	—	—	(55)	492
Total	$15,431	$387	$(6,197)	$(934)	$8,687

	December 31, 2013				December 31, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
October 2014 Plan	$—	$17,822	$(3,017)	$(183)	$14,622
December 2011 Plan	264	4	(6)	—	262
December 2010 Plan	619	—	—	(72)	547
Total	$883	$17,826	$(3,023)	$(255)	$15,431

	December 31, 2012				December 31, 2013
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
June 2013 Plan	$—	$110	$(110)	$—	$—
December 2012 Plan	508	37	(554)	9	—
December 2011 Plan	479	—	(215)	—	264
December 2010 Plan	189	336	—	94	619
Total	$1,176	$483	$(879)	$103	$883

In October 2014, we implemented a restructuring plan to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $15.1 million and contract termination costs of $3.3 million related to the exit of leased facilities, data centers and networking services. We have paid $9.1 million related to this plan as of December 31, 2015.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2016.

14. Income Taxes

The components of Benefit from income taxes are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(1,669)	$(116)	$(1,874)
Foreign	8,660	9,561	14,456
State and local	(141)	861	358
	6,850	10,306	12,940
Deferred
Federal	(34,419)	(27,696)	(11,611)
Foreign	(2,010)	(1,928)	52
State and local	(1,698)	(5,775)	(5,709)
	(38,127)	(35,399)	(17,268)
Benefit from income taxes	$(31,277)	$(25,093)	$(4,328)

The Benefit from income taxes differs from amounts computed by applying the U.S. statutory rate of 35% to loss before benefit from income taxes as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	0.3	2.0	3.7
Impact of foreign tax rates	33.5	28.8	19.6
Foreign withholding and audit	(4.4)	(3.9)	(4.1)
Acquisition-related costs	—	(0.5)	(17.6)
Other permanent items	(1.4)	(0.3)	0.5
Tax credits	—	1.9	8.8
Changes to uncertain tax positions	0.2	3.1	(15.6)
Changes in measurement of deferred tax liabilities and other	1.3	2.9	8.2
Change in valuation allowance	(28.5)	(30.0)	(29.1)
Unrealized gain( loss)	5.0	—	(1.1)
Dividends	(0.3)	(3.1)	—
Other, net	(1.9)	(0.8)	1.4
	38.8%	35.1%	9.7%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $24.1 million, $25.8 million and $34.1 million at December 31, 2015, 2014 and 2013, respectively. Uncertain tax positions are included in other long-term liabilities on the consolidated balance sheets. A rollforward of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$67,185	$58,549	$15,546
Additions based on tax positions related to the current year	13,679	13,768	11,303
Additions for tax positions of prior years	2,727	625	35,437
Reductions for tax positions of prior years	(7,430)	(1,563)	(1,681)
Reductions for tax positions effectively settled	—	(472)	(406)
Reductions for lapse of statute of limitations	(2,664)	(3,722)	(1,650)
Balance at end of period	$73,497	$67,185	$58,549

We recognize accrued interest and penalties related to uncertain tax positions as a component of Benefit from income taxes. Accrued interest and penalties was $2.3 million, $2.2 million and $2.4 million as of December 31, 2015, 2014 and 2013, respectively, in the consolidated balance sheets. Expense (benefit) for interest and penalties was $0.1 million, $(0.5) million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, in the consolidated statements of operations. Included in the additions for prior years are items of $0.6 million and $32.0 million related to the Aicent and MACH acquisitions, respectively.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States. Tax years 2011 through 2015 are subject to examination by the federal taxing authorities. Tax years 2004 through 2015 are subject to examination by the state taxing authorities. In our international tax jurisdictions, tax years 2007 or later remain open in all of our major international tax jurisdictions. We are currently under audit by the Internal Revenue Service of the United States for the Successor periods (as discussed in Item 6. “Selected Financial Data”) ended December 31, 2011, 2012 and 2013.

The Company's non-U.S. subsidiaries had $49.0 million in cumulative undistributed earnings as of December 31, 2015. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company's non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for tax has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

The components of Loss before benefit from income taxes are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2015	2014	2013
United States	$(111,192)	$(84,509)	$(65,496)
Foreign	30,603	13,116	20,873
	$(80,589)	$(71,393)	$(44,623)

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

(in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets (liabilities):
Intangibles	$(198,446)	$(216,597)
Property & equipment	(38,015)	(41,343)
Interest	(7,303)	(8,759)
Employee benefit accruals	21,929	15,591
Accrued expenses	6,385	1,147
Deferrals	1,334	583
Software development costs	(12,881)	(16,628)
Net operating loss carryforwards	184,203	186,056
Other, net	5,634	6,032
	(37,160)	(73,918)
Less: Valuation allowance	(125,130)	(126,330)
Net Deferred tax assets (liabilities)	$(162,290)	$(200,248)

As discussed in Note 3, in November 2015, the FASB issued an accounting standard update that requires deferred tax liabilities and assets be classified as long-term in a consolidated balance sheet. We early adopted the standard during the year ended December 31, 2015 and retrospectively applied the adjustment to all periods presented. As of December 31, 2014, the effect of the adoption was to decrease current Deferred tax assets by $5.2 million, decrease long-term Deferred tax assets by $4.0 million, decrease current Deferred tax liabilities by $4.8 million and decrease long-term Deferred tax liabilities by $4.4 million. In addition, the presentation of the deferred tax assets (liabilities) and valuation allowance for prior periods has been adjusted to include the impact of foreign exchange translation within each component of deferred tax assets (liabilities) to conform with the current period presentation.

The activity in deferred tax assets includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $0.1 million, $1.4 million and $0.1 million to increase the deferred tax asset on accumulated other comprehensive (loss) income during 2015, 2014 and 2013, respectively.

Our deferred tax assets include net accumulated foreign net operating losses (NOLs) of $195.3 million, net accumulated federal NOLs of $29.9 million and net accumulated state NOLs of $9.7 million at December 31, 2015. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOLs in specific jurisdictions will expire if not utilized between tax years 2016 and 2035. The deferred tax assets also include federal and state tax credit carry forwards of $3.3 million and $1.2 million, respectively, at December 31, 2015. The federal credits will expire if not utilized between tax years between 2022 and 2034. The majority of the state credits have an indefinite carryforward period. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $125.1 million and $126.3 million at December 31, 2015 and 2014, respectively. The change is mainly related to additional foreign current period NOLs, offset by the impact of foreign exchange rates.

Certain intangible assets and goodwill arising from our prior acquisition activities have tax deductible basis. However, these assets were subsequently recorded at fair value in prior periods in accordance with the applicable accounting guidance for business combinations as it relates to the Merger. We believe the tax benefits for these historical assets will continue in future periods and are included in our deferred tax liabilities.

15. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. One customer represented more than 10% of accounts receivable as of December 31, 2015 and 2014. Our cash is placed with high credit quality financial institutions.

Our largest customer, Verizon Wireless, generated 20.2% and 20.3% of total revenues for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2013, Verizon Wireless and Sprint contributed 21.6% and 10.7% of total revenues, respectively.

No other customer represented more than 10% of revenues for the periods presented, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

16. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of December 31, 2015, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the consolidated financial statements.

17. Fair Value Measurements

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the years ended December 31, 2015 and 2014.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying value, which approximate their fair value due to their short maturity.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 2 of the fair value hierarchy. We did not have any impairment losses for the years ended December 31, 2015 and 2014.

The carrying amounts and fair values of our long-term debt excluding original issuance discount and deferred financing costs as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Initial Term Loans	$911,835	$683,876	$911,835	$891,319
Tranche B Term Loans	$678,665	$508,999	$678,665	$663,395
Revolving Credit Facility	$—	$—	$10,000	$10,000
Senior Notes	$475,000	$220,875	$475,000	$491,625

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2). The Revolving Credit Facility bore interest at a floating rate, therefore the Company believes that the carrying value approximates fair value and is classified within Level 3 of the fair value hierarchy.

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for the year ended December 31, 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2015	2015	2015	2015
Revenues	$209,617	$216,185	$223,899	$211,774
Gross profit	$108,077	$117,917	$127,597	$118,721
Operating income	$180	$10,614	$17,654	$14,746
Net loss	$(25,981)	$(6,436)	$(5,838)	$(11,057)
Net loss attributable to Syniverse Holdings, Inc.	$(26,105)	$(6,922)	$(6,208)	$(11,356)

The following table summarizes quarterly financial results for the year ended December 31, 2014:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2014	2014	2014	2014
Revenues	$219,700	$227,136	$239,822	$229,637
Gross profit	$131,308	$134,768	$143,002	$129,165
Operating income (loss)	$11,920	$23,101	$23,684	$(5,099)
Net (loss) income from continuing operations	$(16,217)	$(9,017)	$15,724	$(36,790)
Loss from discontinued operations, net of tax	$—	$(560)	$—	$(128)
Net (loss) income	$(16,217)	$(9,577)	$15,724	$(36,918)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(16,497)	$(9,679)	$15,415	$(37,242)

19. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the years ended December 31, 2015 and 2014, we recorded $3.1 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses, and recorded $3.4 million during the year ending December 31, 2013 in the consolidated statements of operations.

During the year ended December 31, 2013, under the Consulting Agreement with Carlyle, we paid a $10.0 million transaction fee associated with the MACH Acquisition and related debt issuance. We recorded $5.0 million of the transaction fee in Acquisitions expense in the consolidated statement of operations and $5.0 million was included in capitalized financing costs in the consolidated balance sheets.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2014, Carlyle held $52.0 million and $17.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

20. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,585	$86,996	$—	$166,581
Accounts receivable, net of allowances	—	145,180	49,079	—	194,259
Accounts receivable - affiliates	2,041,861	2,519,518	369,240	(4,930,619)	—
Interest receivable - affiliates	493	—	—	(493)	—
Income taxes receivable	—	2,597	3,461	—	6,058
Prepaid and other current assets	—	15,976	10,137	—	26,113
Total current assets	2,042,354	2,762,856	518,913	(4,931,112)	393,011
Property and equipment, net	—	88,125	26,379	—	114,504
Capitalized software, net	—	156,143	34,935	—	191,078
Goodwill	—	1,924,005	362,871	—	2,286,876
Identifiable intangibles, net	—	333,160	67,161	—	400,321
Long-term note receivable - affiliates	4,750	—	—	(4,750)	—
Deferred tax assets	23,445	—	3,280	(23,445)	3,280
Other assets	—	10,940	6,330	—	17,270
Investment in subsidiaries	2,268,199	690,342	—	(2,958,541)	—
Total assets	$4,338,748	$5,965,571	$1,019,869	$(7,917,848)	$3,406,340

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$38,283	$12,160	$—	50,443
Accounts payable - affiliates	1,322,640	3,388,573	219,406	(4,930,619)	—
Income taxes payable	—	348	1,764	—	2,112
Accrued liabilities	26,447	41,449	30,865	—	98,761
Accrued interest - affiliates	—	—	493	(493)	—
Deferred revenues	—	2,227	2,331	—	4,558
Current portion of capital lease obligation	—	14,607	60	—	14,667
Current portion of long-term debt, net of original issue discount	35,445	—	—	—	35,445
Total current liabilities	1,384,532	3,485,487	267,079	(4,931,112)	205,986
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,750	(4,750)	—
Deferred tax liabilities	—	174,146	14,869	(23,445)	165,570
Long-term capital lease obligation, net of current maturities	—	18,382	181	—	18,563
Long-term debt, net of current portion and original issue discount	1,981,655	—	—	—	1,981,655
Other long-term liabilities	—	19,357	35,514	(10,154)	44,717
Total liabilities	3,366,187	3,697,372	322,393	(4,969,461)	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,144,609	2,176,742	680,238	(2,751,450)	1,250,139
(Accumulated deficit) retained earnings	(171,078)	90,924	115,510	(205,194)	(169,838)
Accumulated other comprehensive (loss) income	(970)	533	(98,272)	1,123	(97,586)
Total Syniverse Holdings Inc. stockholder equity	972,561	2,268,199	697,476	(2,955,521)	982,715
Nonredeemable noncontrolling interest	—	—	—	7,134	7,134
Total equity	972,561	2,268,199	697,476	(2,948,387)	989,849
Total liabilities and stockholder equity	$4,338,748	$5,965,571	$1,019,869	$(7,917,848)	$3,406,340

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$670,089	$191,386	$—	$861,475
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	351,361	37,802	—	389,163
Sales and marketing	—	46,526	30,167	—	76,693
General and administrative	—	92,535	43,277	—	135,812
Depreciation and amortization	—	173,004	42,163	—	215,167
Employee termination benefits	—	583	365	—	948
Restructuring	—	1,403	(1,016)	—	387
Acquisitions	—	111	—	—	111
	—	665,523	152,758	—	818,281
Operating income	—	4,566	38,628	—	43,194
Other income (expense), net:
(Loss) income from equity investment	(37,361)	31,061	—	6,300	—
Interest expense, net	(122,354)	(873)	501	—	(122,726)
Interest expense - affiliate	192	—	(192)	—	—
Equity income in investee	—	—	36	—	36
Other, net	63,627	(55,454)	281,925	(291,191)	(1,093)
	(95,896)	(25,266)	282,270	(284,891)	(123,783)
(Loss) income before (benefit from) provision for income taxes	(95,896)	(20,700)	320,898	(284,891)	(80,589)
(Benefit from) provision for income taxes	(44,039)	5,083	7,679	—	(31,277)
Net (loss) income	(51,857)	(25,783)	313,219	(284,891)	(49,312)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,279	1,279
Net (loss) income attributable to Syniverse Holdings, Inc.	$(51,857)	$(25,783)	$313,219	$(286,170)	$(50,591)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(51,857)	$(25,783)	$313,219	$(284,891)	$(49,312)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax benefit of $269	—	—	(53,778)	—	(53,778)
Actuarial gain on defined benefit pension plan, net of tax expense of $144	—	—	327	—	327
Other comprehensive loss	—	—	(53,451)	—	(53,451)
Comprehensive (loss) income	(51,857)	(25,783)	259,768	(284,891)	(102,763)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	1,192	1,192
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(51,857)	$(25,783)	$259,768	$(286,083)	$(103,955)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities	9,408	102,548	49,882	—	161,838
Cash flows from investing activities
Capital expenditures	—	(51,834)	(16,386)	—	(68,220)
Redemption of certificate of deposit	—	(148)	(449)	—	(597)
Proceeds from sale of Divestment Business	—	3	2,222	—	2,225
Net cash used in investing activities	—	(51,979)	(14,613)	—	(66,592)
Cash flows from financing activities
Debt issuance costs paid	(177)	—	—	—	(177)
Principal payments on long-term debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligation	—	(9,669)	(107)	—	(9,776)
Distribution to Syniverse Corporation	769	—	—	—	769
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(9,408)	(9,669)	(1,318)	—	(20,395)
Effect of exchange rate changes on cash	—	—	2,383	—	2,383
Net increase in cash	—	40,900	36,334	—	77,234
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$79,585	$86,996	$—	$166,581

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$38,685	$50,662	$—	$89,347
Accounts receivable, net of allowances	—	142,793	53,170	—	195,963
Accounts receivable - affiliates	2,024,262	2,180,581	414,014	(4,618,857)	—
Interest receivable - affiliates	337	—	—	(337)	—
Income taxes receivable	—	3,195	5,354	—	8,549
Prepaid and other current assets	—	17,251	17,753	—	35,004
Total current assets	2,024,599	2,382,505	540,953	(4,619,194)	328,863
Property and equipment, net	—	90,186	27,188	—	117,374
Capitalized software, net	—	181,465	45,146	—	226,611
Goodwill	—	1,924,005	395,785	—	2,319,790
Identifiable intangibles, net	—	400,017	96,483	—	496,500
Long-term note receivable - affiliates	5,284	—	7,182	(12,466)	—
Deferred tax assets	10,635	706	1,495	(10,635)	2,201
Other assets	—	5,311	8,556	—	13,867
Investment in subsidiaries	2,330,367	735,309	—	(3,065,676)	—
Total assets	$4,370,885	$5,719,504	$1,122,788	$(7,707,971)	$3,505,206

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$25,883	$9,084	$—	$34,967
Accounts payable - affiliates	1,268,265	3,077,728	272,864	(4,618,857)	—
Income taxes payable	—	1,894	4,045	—	5,939
Accrued liabilities	26,347	43,669	36,871	—	106,887
Accrued interest - affiliates	—	140	197	(337)	—
Deferred revenues	—	2,839	5,410	—	8,249
Current portion of capital lease obligation	—	6,788	74	—	6,862
Total current liabilities	1,294,612	3,158,941	328,545	(4,619,194)	162,904
Long-term liabilities:
Long-term note payable - affiliates	—	7,183	5,296	(12,479)	—
Deferred tax liabilities	—	199,557	13,527	(10,635)	202,449
Long-term capital lease obligation, net of current maturities	—	8,937	—	—	8,937
Long-term debt, net of current portion and original issue discount	2,013,842	—	—	—	2,013,842
Other long-term liabilities	—	14,519	32,958	(6,195)	41,282
Total liabilities	3,308,454	3,389,137	380,326	(4,648,503)	2,429,414

Commitments and contingencies
Stockholder equity:
Common stock	—	—	136,929	(136,929)	—
Additional paid-in capital	1,182,622	2,209,459	559,359	(2,719,332)	1,232,108
(Accumulated deficit) retained earnings	(119,221)	120,375	91,082	(211,483)	(119,247)
Accumulated other comprehensive (loss) income	(970)	533	(44,908)	1,123	(44,222)
Total Syniverse Holdings Inc. stockholder equity	1,062,431	2,330,367	742,462	(3,066,621)	1,068,639
Nonredeemable noncontrolling interest	—	—	—	7,153	7,153
Total equity	1,062,431	2,330,367	742,462	(3,059,468)	1,075,792
Total liabilities and stockholder equity	$4,370,885	$5,719,504	$1,122,788	$(7,707,971)	$3,505,206

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$691,161	$225,134	$—	$916,295
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	326,865	51,187	—	378,052
Sales and marketing	—	44,460	33,210	—	77,670
General and administrative	—	88,543	51,907	—	140,450
Depreciation and amortization	—	189,024	48,553	—	237,577
Employee termination benefits	—	5,920	3,220	—	9,140
Restructuring	—	5,098	12,728	—	17,826
Acquisitions	—	1,974	—	—	1,974
	—	661,884	200,805	—	862,689
Operating income	—	29,277	24,329	—	53,606
Other income (expense), net:
Income (loss) from equity investment	(51,975)	18,494	—	33,481	—
Interest expense, net	(122,777)	(365)	759	—	(122,383)
Interest expense - affiliate	239	(231)	(8)	—	—
Equity income in investee	—	—	35	—	35
Other, net	84,144	(89,106)	150,453	(148,142)	(2,651)
	(90,369)	(71,208)	151,239	(114,661)	(124,999)
(Loss) income before (benefit from) provision for income taxes	(90,369)	(41,931)	175,568	(114,661)	(71,393)
(Benefit from) provision for income taxes	(42,392)	9,110	8,189	—	(25,093)
Net (loss) income from continuing operations	(47,977)	(51,041)	167,379	(114,661)	(46,300)
Loss from discontinued operations, net of tax	—	—	(688)	—	(688)
Net (loss) income	(47,977)	(51,041)	166,691	(114,661)	(46,988)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,015	1,015
Net (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$166,691	$(115,676)	$(48,003)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(47,977)	$(51,041)	$167,379	$(115,676)	$(47,315)
Loss from discontinued operations, net of tax	—	—	(688)	—	(688)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$166,691	$(115,676)	$(48,003)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(47,977)	$(51,041)	$166,691	$(114,661)	$(46,988)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of $496	—	—	(69,698)	—	(69,698)
Actuarial loss on defined benefit pension plan, net of tax benefit of $948	—	—	(2,014)	—	(2,014)
Other comprehensive income	—	—	(71,712)	—	(71,712)
Comprehensive (loss) income	(47,977)	(51,041)	94,979	(114,661)	(118,700)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	1,260	1,260
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$94,979	$(115,921)	$(119,960)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities	1,633	170,621	(4,243)	—	168,011
Cash flows from investing activities
Capital expenditures	—	(60,243)	(31,515)	—	(91,758)
Acquisitions, net of acquired cash	—	(290,047)	—	—	(290,047)
Redemption of certificate of deposit	—	—	3,694	—	3,694
Proceeds from sale of Divestment Business	—	—	717	—	717
Net cash used in investing activities	—	(350,290)	(27,104)	—	(377,394)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Principal payments on long-term debt	(90,000)	—	—	—	(90,000)
Payments on capital lease obligation	—	(7,875)	(145)	—	(8,020)
Distribution to Syniverse Corporation	(1,840)	—	—	—	(1,840)
Payments on intercompany notes	(9,793)	18,915	(9,122)	—	—
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Distribution to nonredeemable noncontrolling interest	—	—	(888)	—	(888)
Net cash (used in) provided by financing activities	(1,633)	11,040	(10,656)	—	(1,249)
Effect of exchange rate changes on cash	—	—	(6,421)	—	(6,421)
Net decrease in cash	—	(168,629)	(48,424)	—	(217,053)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$38,685	$50,662	$—	$89,347

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$678,984	$179,977	$—	$858,961
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	252,474	68,322	—	320,796
Sales and marketing	—	48,827	26,168	—	74,995
General and administrative	—	118,241	11,113	—	129,354
Depreciation and amortization	—	185,881	30,317	—	216,198
Employee termination benefits	—	4,067	1,872	—	5,939
Restructuring	—	—	483	—	483
Acquisitions	—	21,632	—	—	21,632
	—	631,122	138,275	—	769,397
Operating income	—	47,862	41,702	—	89,564
Other income (expense), net:
Income (loss) from equity investment	55,553	13,562	—	(69,115)	—
Interest expense, net	(124,598)	(773)	401	—	(124,970)
Debt extinguishment costs	(2,802)	—	—	—	(2,802)
Equity income in investee	—	—	422	—	422
Other, net	(37,077)	39,334	(9,094)	—	(6,837)
	(108,924)	52,123	(8,271)	(69,115)	(134,187)
(Loss) income before (benefit from) provision for income taxes	(108,924)	99,985	33,431	(69,115)	(44,623)
(Benefit from) provision for income taxes	(62,393)	44,432	13,633	—	(4,328)
Net (loss) income from continuing operations	(46,531)	55,553	19,798	(69,115)	(40,295)
Loss from discontinued operations, net of tax	—	—	(5,092)	—	(5,092)
Net (loss) income	(46,531)	55,553	14,706	(69,115)	(45,387)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	1,144	1,144
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$14,706	$(70,259)	$(46,531)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(46,531)	$55,553	$19,798	$(70,259)	$(41,439)
Loss from discontinued operations, net of tax	—	—	(5,092)	—	(5,092)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$14,706	$(70,259)	$(46,531)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(46,531)	$55,553	$14,706	$(69,115)	$(45,387)
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $523	—	—	29,008	—	29,008
Actuarial loss on defined benefit pension plan, net of tax benefit of $200	—	—	(486)	—	(486)
Other comprehensive loss	—	—	28,522	—	28,522
Comprehensive (loss) income	(46,531)	55,553	43,228	(69,115)	(16,865)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	961	961
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(46,531)	$55,553	$43,228	$(70,076)	$(17,826)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN THOUSANDS)

	Syniverse Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities	(614,288)	136,609	639,071	—	161,392
Cash flows from investing activities
Capital expenditures	—	(67,350)	(6,583)	—	(73,933)
Acquisitions, net of acquired cash	—	(35,820)	(592,371)	—	(628,191)
Purchase of certificate of deposit	—	—	(3,753)	—	(3,753)
Capital expenditure, assets held for sale	—	—	(6,689)	—	(6,689)
Proceeds from sale of Divestment Business	—	—	10,783	—	10,783
Net cash used in investing activities	—	(103,170)	(598,613)	—	(701,783)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,608,335	—	—	—	1,608,335
Debt issuance costs paid	(26,917)	—	—	—	(26,917)
Principal payments on long-term debt	(966,585)	—	—	—	(966,585)
Payments on capital lease obligation	—	(6,064)	(169)	—	(6,233)
Distribution to Syniverse Corporation	(545)	—	—	—	(545)
Distribution to nonredeemable noncontrolling interest	—	—	(940)	—	(940)
Net cash provided by (used in) financing activities	614,288	(6,064)	(1,109)	—	607,115
Effect of exchange rate changes on cash	—	(2,930)	10,411	—	7,481
Net (decrease) increase in cash	—	24,445	49,760	—	74,205
Cash and cash equivalents at beginning of period	—	182,869	49,326	—	232,195
Cash and cash equivalents at end of period	$—	$207,314	$99,086	$—	$306,400

21. Subsequent Events

In March 2016, we implemented a restructuring plan (the “plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of the plan, we expect to incur severance related costs ranging from $12 million to $14 million and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SYNIVERSE HOLDINGS, INC.
(IN THOUSANDS)

			Write-offs of
	Balance at	Charged to	Uncollectible	Balance at
	Beginning	Costs and	Accounts and	End
Description	of Period	Expenses	Other	of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$3,000	$47	$(1,317)	$1,730
Year ended December 31, 2014	$1,730	$2,668	$4,502	$8,900
Year ended December 31, 2015	$8,900	$2,934	$(4,729)	$7,105

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
Description	of Period	Expenses	and Other	of Period
Allowance for credit memos:
Year ended December 31, 2013	$6,912	$11,205	$(11,130)	$6,987
Year ended December 31, 2014	$6,987	$18,826	$(9,105)	$16,708
Year ended December 31, 2015	$16,708	$18,008	$(17,478)	$17,238

	Balance at	Charged to				Balance
	Beginning	Costs and				at end
Description	of Period	Expenses (1)	Acquisition		Other (4)	of Period (5)
Valuation allowance for deferred income taxes:
Year ended December 31, 2013	11,356	11,428	105,655	(2)	7,321	135,760
Year ended December 31, 2014	135,760	9,785	938	(3)	(20,153)	126,330
Year ended December 31, 2015	126,330	14,793	—		(15,993)	125,130
____________________

(1)	Recognition and reduction of valuation allowances

(2)	Adjustments related to the MACH Acquisition

(3)	Adjustments related to the Aicent Acquisition

(4)	Adjustments primarily related to foreign exchange translation

(5)	Valuation allowance for prior periods has been adjusted to include the impact of foreign exchange translation to conform with the current period presentation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2016.

SYNIVERSE HOLDINGS, INC.
By:	/S/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ STEPHEN C. GRAY	Chief Executive Officer, President and Director	March 29, 2016
Stephen C. Gray	(Principal Executive Officer)
/S/ ROBERT F. REICH	Chief Financial Officer	March 29, 2016
Robert F. Reich	(Principal Financial and Accounting Officer)
/S/ JAMES A. ATTWOOD, JR.	Chairman of the Board of Directors	March 29, 2016
James A. Attwood, Jr.
/S/ TONY G. HOLCOMBE	Vice Chairman of the Board of Directors	March 29, 2016
Tony G. Holcombe
/S/ KRISTEN ANKERBRANDT	Director	March 29, 2016
Kristen Ankerbrandt
/S/ KEVIN L. BEEBE	Director	March 29, 2016
Kevin L. Beebe
/S/ JULIUS GENACHOWSKI	Director	March 29, 2016
Julius Genachowski
/S/ MARK J. JOHNSON	Director	March 29, 2016
Mark J. Johnson
/S/ RAYMOND A. RANELLI	Director	March 29, 2016
Raymond A. Ranelli

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (1)
4.1
Indenture, dated as of December 22, 2010, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (1)

4.2
First Supplemental Indenture, dated January 13, 2011, among Syniverse Holdings, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (5)

4.3	Form of Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)
#10.1	Amended and Restated Employment Agreement, dated May 3, 2014, among Syniverse Corporation and David W. Hitchcock (7)
*#10.2	Amendment to Amended and Restated Employment Agreement, dated May 22, 2015, among Syniverse Corporation and David W. Hitchcock
#10.3	Amended and Restated Employment Agreement, dated as of June 10, 2014 among Syniverse Corporation and Alfredo T. de Cárdenas (8)
#10.4	Amendment to Employment Agreement, dated as of October 1, 2014 among Syniverse Corporation and Alfredo T. de Cárdenas (8)
*#10.5	Second Amendment to Amended and Restated Employment Agreement, dated as of May 22, 2015 among Syniverse Corporation and Alfredo T. de Cárdenas
#10.6	2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2001 Equity Incentive Plan of Buccaneer Holdings, Inc.) (6)
#10.7	Second Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (13)
#10.8	Form of Stock Option Agreement for 2011 Equity Incentive Plan (1)
#10.9	Form of Updated Stock Option Agreement for 2011 Equity Incentive Plan (12)
#10.10
Management Stockholders Agreement, dated April 6, 2011, by and among Buccaneer Holdings, Inc., certain Carlyle entities named therein, and certain individual stockholders who become parties thereto from time to time in accordance with the terms thereof (1)

#10.11	Form of Director Indemnification Agreement (1)
10.12
Credit Agreement, dated April 23, 2012 by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (2)

10.13	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)
10.14
Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

10.15
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (3)

10.16
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (4)

10.17
Third Amendment to the Credit Agreement, dated as of March 6, 2015, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (9)

#10.18	Form of Restricted Stock Award Agreement for 2011 Equity Incentive Plan (5)
#10.19	Form of Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan (12)
#10.20	Employment Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (10)
#10.21	Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (11)
#10.22	Amendment, dated as of May 20, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (12)

Exhibit No.	Description
#10.23	Second Amendment, dated as of August 31, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (13)
*12.1	Statement regarding computation of ratio of earnings to fixed charges
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Notes:

(1)
Incorporated by reference from the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by Syniverse Holdings, Inc. and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 26, 2012.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Syniverse Holdings, Inc. on March 6, 2013.

(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 13, 2013.

(5)	Incorporated by reference from the Annual Report on Form 10-K filed by Syniverse Holdings, Inc. on March 25, 2014.

(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 14, 2014.

(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 12, 2014.

(7)	Incorporated by reference from the Annual Report on Form 10-K filed by Syniverse Holdings, Inc. on March 11, 2015.

(8)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 9, 2015.

(9)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on February 25, 2015.

(10)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 20, 2015.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 12, 2015.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 9, 2015.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement