Form 10-Q
period 2016-03-31
SYNIVERSE HOLDINGS INC
filed 2016-05-10
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of shares of common stock of the registrant outstanding at May 6, 2016 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,512	$166,581
Accounts receivable, net of allowances of $21,639 and $24,343, respectively	184,598	194,259
Income taxes receivable	7,381	6,058
Prepaid and other current assets	27,741	26,113
Total current assets	359,232	393,011
Property and equipment, net	111,462	114,504
Capitalized software, net	178,621	191,078
Goodwill	2,293,819	2,286,876
Identifiable intangibles, net	382,449	400,321
Deferred taxes assets	3,335	3,280
Other assets	17,799	17,270
Total assets	$3,346,717	$3,406,340
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$39,755	$50,443
Income taxes payable	1,273	2,112
Accrued liabilities	90,597	98,761
Deferred revenues	3,689	4,558
Current portion of capital lease obligation	13,224	14,667
Current portion of long term debt, net of original issue discount and deferred financing costs	35,461	35,445
Total current liabilities	183,999	205,986
Long-term liabilities:
Deferred tax liabilities	132,051	165,570
Long-term capital lease obligation, net of current maturities	13,655	18,563
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,985,069	1,981,655
Other long-term liabilities	45,425	44,717
Total liabilities	2,360,199	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,254,290	1,250,139
Accumulated deficit	(186,080)	(169,838)
Accumulated other comprehensive loss	(87,733)	(97,586)
Total Syniverse Holdings, Inc. stockholder equity	980,477	982,715
Noncontrolling interest	6,041	7,134
Total equity	986,518	989,849
Total liabilities and stockholder equity	$3,346,717	$3,406,340

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues	$194,444	$209,617
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	95,139	101,540
Sales and marketing	21,135	19,166
General and administrative	31,788	33,931
Depreciation and amortization	50,730	54,848
Employee termination benefits	15	52
Restructuring	13,493	(200)
Acquisition	—	100
	212,300	209,437
Operating (loss) income	(17,856)	180
Other income (expense), net:
Interest expense, net	(30,657)	(30,528)
Equity income in investee	66	54
Other, net	(57)	(1,547)
	(30,648)	(32,021)
Loss before benefit from income taxes	(48,504)	(31,841)
Benefit from income taxes	(32,715)	(5,860)
Net loss	(15,789)	(25,981)
Net income attributable to nonredeemable noncontrolling interest	453	124
Net loss attributable to Syniverse Holdings, Inc.	$(16,242)	$(26,105)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net loss	$(15,789)	$(25,981)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9,781	(48,954)
Amortization of unrecognized loss included in net periodic pension cost	46	50
Other comprehensive income (loss)	9,827	(48,904)
Comprehensive loss	(5,962)	(74,885)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	427	227
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(6,389)	$(75,112)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(26,105)	—	124	(25,981)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $273	—	—	—	—	(49,057)	103	(48,954)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $22	—	—	—	—	50	—	50
Stock-based compensation	—	—	2,251	—	—	—	2,251
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Distribution to Syniverse Corporation	—	—	(889)	—	—	—	(889)
Balance, March 31, 2015 (Unaudited)	1	$—	$1,233,470	$(145,352)	$(93,229)	$6,169	$1,001,058

Balance, December 31, 2015	1	$—	$1,250,139	$(169,838)	$(97,586)	$7,134	$989,849
Net (loss) income	—	—	—	(16,242)	—	453	(15,789)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax expense of $70	—	—	—	—	9,807	(26)	9,781
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $20	—	—	—	—	46	—	46
Stock-based compensation	—	—	4,177	—	—	—	4,177
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Distribution to Syniverse Corporation	—	—	(26)	—	—	—	(26)
Balance, March 31, 2016 (Unaudited)	1	$—	$1,254,290	$(186,080)	$(87,733)	$6,041	$986,518

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(15,789)	$(25,981)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	50,730	54,848
Amortization of original issue discount and deferred financing costs	3,429	3,207
Allowance for credit memos and uncollectible accounts	5,808	11,312
Deferred income tax benefit	(33,089)	(7,565)
Stock-based compensation	4,177	2,251
Other, net	1,296	1,679
Changes in operating assets and liabilities:
Accounts receivable	4,800	2,654
Income taxes receivable or payable	(2,194)	(3,991)
Prepaid and other current assets	(1,745)	(464)
Accounts payable	(10,869)	3,014
Accrued liabilities and deferred revenues	(9,381)	(18,479)
Other assets and other long-term liabilities	(973)	(1,748)
Net cash (used in) provided by operating activities	(3,800)	20,737
Cash flows from investing activities
Capital expenditures	(15,145)	(18,221)
Redemption of certificate of deposit	—	56
Net cash used in investing activities	(15,145)	(18,165)
Cash flows from financing activities
Debt modification costs paid	—	(147)
Principal payments on debt	—	(10,000)
Payments on capital lease obligations	(5,915)	(1,052)
Distribution to Syniverse Corporation	(26)	(889)
Distribution to nonredeemable noncontrolling interest	(1,520)	(1,211)
Net cash used in financing activities	(7,461)	(13,299)
Effect of exchange rate changes on cash	(663)	(4,357)
Net decrease in cash	(27,069)	(15,084)
Cash and cash equivalents at beginning of period	166,581	89,347
Cash and cash equivalents at end of period	$139,512	$74,263

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$600	$16,213
Supplemental cash flow information
Interest paid	$38,356	$38,236
Income taxes paid	$2,568	$5,674

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use real-time data generated by these transactions to deliver customized service and choices to their end-users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 4 billion billable transactions daily and settle approximately $17 billion annually between our customers.
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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with U.S. GAAP for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2015 (the “2015 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our 2015 financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $407.1 million and $321.0 million as of March 31, 2016 and December 31, 2015, respectively.

Capitalized Software Costs

We capitalize the cost of externally purchased software, software licenses, internal-use software and developed technology that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 3 to 5 years and 3 to 8 years, respectively.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test. In connection with our annual goodwill impairment analysis at October 1, 2015, the fair value of our reporting unit exceeded its carrying value. In the first quarter, we observed a decline in the fair value of our senior notes when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the fair value of our senior notes during the first quarter was not suggestive of a material decline in the fair value of our reporting unit from the annual goodwill impairment analysis date. In the future, our reporting unit may be at risk of impairment if our operating results decline.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, we recorded foreign currency transaction losses of $0.1 million and $1.5 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive loss and is included in Stockholder equity in the unaudited condensed consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of Accumulated other comprehensive loss. Revenues and expenses within the unaudited condensed consolidated statements of operations are translated at the average rates prevailing during the period.

Segment Information

We have evaluated our portfolio of service offerings, reportable segment and the financial information reviewed by our chief operating decision maker for purposes of making resource allocation decisions. We operate as a single operating segment, as our Chief Executive Officer, serving as our chief operating decision maker, reviews financial information on the basis of our consolidated financial results for purposes of making resource allocation decisions.

Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2016	2015
(in thousands)	(Unaudited)
Mobile Transaction Services	$162,066	$178,957
Enterprise & Intelligence Solutions	32,378	30,660
Revenues	$194,444	$209,617

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2016	2015
(in thousands)	(Unaudited)
North America	$119,853	$128,424
Europe, Middle East and Africa	32,736	35,633
Asia Pacific	28,268	30,897
Caribbean and Latin America	13,587	14,663
Revenues	$194,444	$209,617

3. Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which is included in the ASC in Topic 718. ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The update is effective for our financial statements beginning January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which is included in the ASC in Topic 323. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting will be applied prospectively from the date significant influence is obtained. The update is effective for our financial statements beginning January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which is included in the ASC in Topic 805. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. We adopted this update on January 1, 2016. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which is included in the ASC in Topic 350. ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. The update only applies to internal-use software that a customer obtains access to in a hosting arrangement if the following criteria are met i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The costs associated with cloud computing arrangements shall be accounted for as a service if the arrangement does not contain a software license or as internal use software if the arrangement is deemed to contain a software license, up to the amount allocable to software license. We adopted this update on January 1, 2016 using a prospective approach for new arrangements entered into after the effective date. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which is included in the ASC in Topic 810. ASU 2015-02 amends the consolidation analysis currently required under U.S. GAAP. The update modifies the process used to evaluate whether limited partnerships and similar entities are VIEs or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. We adopted this update on January 1, 2016. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which is included in the ASC in Topic 225. ASU 2015-01 eliminates the concept of extraordinary items. Under this guidance, entities will no longer be permitted to separately classify, present and disclose extraordinary events and transactions. We adopted this update on January 1, 2016. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for our financial statements beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is permitted on January 1, 2017. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$41,576	$34,642
Accrued interest	15,738	26,743
Accrued network payables	16,039	15,368
Accrued revenue share expenses	2,613	2,805
Other accrued liabilities	14,631	19,203
Total accrued liabilities	$90,597	$98,761

5. Debt and Credit Facilities

Our total outstanding debt as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$911,835	$911,835
Original issue discount	(6,302)	(6,830)
Deferred financing costs	(14,330)	(15,373)
Tranche B Term Loans, due 2019	678,665	678,665
Original issue discount	(1,866)	(2,008)
Deferred financing costs	(13,452)	(14,475)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Deferred financing costs	(9,020)	(9,714)
Total Debt and Credit Facilities	2,020,530	2,017,100
Less: Current portion
Long-term debt, current portion	$(36,243)	$(36,243)
Original issue discount, current portion	186	192
Deferred financing costs, current portion	596	606
Long-term debt	$1,985,069	$1,981,655

Amortization of original issue discount and deferred financing costs for the three months ended March 31, 2016 and 2015 was $3.4 million and $3.2 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer Holdings, Inc.), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. The unused commitment under the Revolving Credit Facility was $150.0 million at March 31, 2016.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment to the Credit Agreement.

On April 15, 2016, we made principal payments of approximately $36.2 million toward the Initial Term Loans and Tranche B Term Loans as required pursuant to the Excess Cash Flow provision of the Credit Agreement. Commencing on December 31, 2018, our Initial Term Loans and Tranche B Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at the final maturity.

6. Stock-Based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
(in thousands)	(Unaudited)
Cost of operations	$158	$59
Sales and marketing	1,252	765
General and administrative	2,767	1,427
Stock-based compensation	$4,177	$2,251

The following table summarizes our stock option activity under the 2011 Plan for the three months ended March 31, 2016:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2015	10,922,076	$11.19
Granted	515,000	10.00
Exercised	(68,334)	10.00
Canceled or expired	(1,004,997)	12.15
Outstanding at March 31, 2016	10,363,745	$11.04

The fair value of options granted during the three months ended March 31, 2016 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.52%
Volatility factor	30.30%
Dividend yield	—%
Weighted average expected life of options (in years)	6.25

Restricted stock awards are issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the three months ended March 31, 2016:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	2,264,482	$11.30
Granted	90,000	10.00
Vested	(373,494)	11.37
Forfeited	(115,000)	11.25
Outstanding at March 31, 2016	1,865,988	$11.23

7. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the three months ended March 31, 2016:

	December 31, 2015				March 31, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,836	15	(368)	2	$1,485

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the three months ended March 31, 2016:

	December 31, 2015				March 31, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
March 2016 Plan	—	13,070	(1,528)	(13)	11,529
October 2014 Plan	8,195	423	(1,912)	170	6,876
December 2010 Plan	492	—	—	13	505
Total	$8,687	$13,493	$(3,440)	$170	$18,910

In March 2016, we implemented a restructuring plan (the “plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $13.1 million during the three months ended March 31, 2016 as reflected in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $1.5 million related to this plan as of March 31, 2016 and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the first quarter of 2017.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2016 and 2015, was a benefit of 67.4%

and 18.4%, respectively. The tax benefit recognized for the three months ended March 31, 2015 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the loss limitation described above (ii) impact of certain discrete items and (iii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

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

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2016, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three months ended March 31, 2016 and 2015.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the unaudited condensed consolidated financial statements at their carrying value, which approximate their fair value due to their short maturity.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 3 of the fair value hierarchy.

The carrying amounts and fair values of our long-term debt, excluding original issuance discount and deferred financing costs, as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$911,835	$688,435	$911,835	$683,876
Tranche B Term Loans	678,665	512,392	678,665	508,999
Senior Notes	475,000	206,625	475,000	220,875

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

11. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2016 and 2015, we recorded $0.8 million of expenses in each period associated with the consulting fee and the reimbursement of out-of-pocket expenses in the unaudited condensed consolidated statements of operations.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of March 31, 2016, Carlyle held $49.9 million and $20.0 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

12. Supplemental Consolidating Financial Information

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

Syniverse, Inc.’s payment obligations under the Senior Notes are guaranteed by the 100% owned subsidiary guarantors, subject to certain exceptions. Syniverse, Inc.’s other subsidiaries are included as non-guarantors (collectively, the “Subsidiary Non-Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$38,823	$100,689	$—	$139,512
Accounts receivable, net of allowances	—	136,924	47,674	—	184,598
Accounts receivable - affiliates	2,046,850	2,665,784	324,847	(5,037,481)	—
Interest receivable - affiliates	555	—	—	(555)	—
Income taxes receivable	—	2,360	5,021	—	7,381
Prepaid and other current assets	—	17,731	10,010	—	27,741
Total current assets	2,047,405	2,861,622	488,241	(5,038,036)	359,232
Property and equipment, net	—	84,774	26,688	—	111,462
Capitalized software, net	—	144,800	33,821	—	178,621
Goodwill	—	1,924,005	369,814	—	2,293,819
Identifiable intangibles, net	—	317,595	64,854	—	382,449
Long-term note receivable - affiliates	4,874	—	—	(4,874)	—
Deferred tax assets	89,511	—	3,335	(89,511)	3,335
Other assets	—	11,364	6,435	—	17,799
Investment in subsidiaries	2,240,060	670,452	—	(2,910,512)	—
Total assets	$4,381,850	$6,014,612	$993,188	$(8,042,933)	$3,346,717

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$31,808	$7,947	$—	$39,755
Accounts payable - affiliates	1,376,376	3,478,064	183,041	(5,037,481)	—
Income taxes payable	—	304	969	—	1,273
Accrued liabilities	15,611	43,199	31,787	—	90,597
Accrued interest - affiliates	—	—	555	(555)	—
Deferred revenues	—	1,368	2,321	—	3,689
Current portion of capital lease obligation	—	13,162	62	—	13,224
Current portion of long-term debt, net of original issue discount and deferred financing costs	35,461	—	—	—	35,461
Total current liabilities	1,427,448	3,567,905	226,682	(5,038,036)	183,999
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,874	(4,874)	—
Deferred tax liabilities	—	173,532	48,030	(89,511)	132,051
Long-term capital lease obligation, net of current maturities	—	13,489	166	—	13,655
Long-term debt, net of original issue discount and deferred financing costs	1,985,069	—	—	—	1,985,069
Other long-term liabilities	—	19,626	36,943	(11,144)	45,425
Total liabilities	3,412,517	3,774,552	316,695	(5,143,565)	2,360,199
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,157,623	2,156,253	695,517	(2,755,103)	1,254,290
(Accumulated deficit) retained earnings	(187,320)	83,274	69,395	(151,429)	(186,080)
Accumulated other comprehensive (loss) income	(970)	533	(88,419)	1,123	(87,733)
Total Syniverse, Inc. stockholder equity	969,333	2,240,060	676,493	(2,905,409)	980,477
Nonredeemable noncontrolling interest	—	—	—	6,041	6,041
Total equity	969,333	2,240,060	676,493	(2,899,368)	986,518
Total liabilities and stockholder equity	$4,381,850	$6,014,612	$993,188	$(8,042,933)	$3,346,717

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$151,109	$43,335	$—	$194,444
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	88,582	6,557	—	95,139
Sales and marketing	—	14,067	7,068	—	21,135
General and administrative	—	21,431	10,357	—	31,788
Depreciation and amortization	—	41,763	8,967	—	50,730
Employee termination benefits	—	—	15	—	15
Restructuring	—	9,401	4,092	—	13,493
	—	175,244	37,056	—	212,300
Operating income (loss)	—	(24,135)	6,279	—	(17,856)
Other income (expense), net:
(Loss) income from equity investment	(8,562)	(45,656)	—	54,218	—
Interest expense, net	(30,580)	(240)	163	—	(30,657)
Interest expense - affiliate, net	48	—	(48)	—	—
Equity (loss) income in investee	—	—	66	—	66
Other, net	(14,775)	15,158	(440)	—	(57)
	(53,869)	(30,738)	(259)	54,218	(30,648)
(Loss) income before (benefit from) provision for income taxes	(53,869)	(54,873)	6,020	54,218	(48,504)
(Benefit from) provision for income taxes	(37,627)	(46,311)	51,223	—	(32,715)
Net (loss) income	(16,242)	(8,562)	(45,203)	54,218	(15,789)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	453	453
Net (loss) income attributable to Syniverse, Inc.	$(16,242)	$(8,562)	$(45,203)	$53,765	$(16,242)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(16,242)	$(8,562)	$(45,203)	$54,218	$(15,789)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax expense of $70	—	—	9,781	—	9,781
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $20	—	—	46	—	46
Other comprehensive (loss) income	—	—	9,827	—	9,827
Comprehensive (loss) income	(16,242)	(8,562)	(35,376)	54,218	(5,962)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	427	427
Comprehensive (loss) income attributable to Syniverse, Inc.	$(16,242)	$(8,562)	$(35,376)	$53,791	$(6,389)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	26	(22,812)	18,986	—	(3,800)
Cash flows from investing activities
Capital expenditures	—	(12,052)	(3,093)	—	(15,145)
Net cash used in investing activities	—	(12,052)	(3,093)	—	(15,145)
Cash flows from financing activities
Payments on capital lease obligation	—	(5,898)	(17)	—	(5,915)
Distribution to Syniverse Corporation	(26)	—	—	—	(26)
Distribution to nonredeemable noncontrolling interest	—	—	(1,520)	—	(1,520)
Net cash used in financing activities	(26)	(5,898)	(1,537)	—	(7,461)
Effect of exchange rate changes on cash	—	—	(663)	—	(663)
Net increase (decrease) in cash	—	(40,762)	13,693	—	(27,069)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$38,823	$100,689	$—	$139,512

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,585	$86,996	$—	$166,581
Accounts receivable, net of allowances	—	145,180	49,079	—	194,259
Accounts receivable - affiliates	2,041,861	2,519,518	369,240	(4,930,619)	—
Interest receivable - affiliates	493	—	—	(493)	—
Income taxes receivable	—	2,597	3,461	—	6,058
Prepaid and other current assets	—	15,976	10,137	—	26,113
Total current assets	2,042,354	2,762,856	518,913	(4,931,112)	393,011
Property and equipment, net	—	88,125	26,379	—	114,504
Capitalized software, net	—	156,143	34,935	—	191,078
Goodwill	—	1,924,005	362,871	—	2,286,876
Identifiable intangibles, net	—	333,160	67,161	—	400,321
Long-term note receivable - affiliates	4,750	—	—	(4,750)	—
Deferred tax assets	23,445	—	3,280	(23,445)	3,280
Other assets	—	10,940	6,330	—	17,270
Investment in subsidiaries	2,268,199	690,342	—	(2,958,541)	—
Total assets	$4,338,748	$5,965,571	$1,019,869	$(7,917,848)	$3,406,340

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$38,283	$12,160	$—	$50,443
Accounts payable - affiliates	1,322,640	3,388,573	219,406	(4,930,619)	—
Income taxes payable	—	348	1,764	—	2,112
Accrued liabilities	26,447	41,449	30,865	—	98,761
Accrued interest - affiliates	—	—	493	(493)	—
Deferred revenues	—	2,227	2,331	—	4,558
Current portion of capital lease obligation	—	14,607	60	—	14,667
Current portion of long term debt, net of original issue discount and deferred financing costs	35,445	—	—	—	35,445
Total current liabilities	1,384,532	3,485,487	267,079	(4,931,112)	205,986
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,750	(4,750)	—
Deferred tax liabilities	—	174,146	14,869	(23,445)	165,570
Long-term capital lease obligation, net of current maturities	—	18,382	181	—	18,563
Long-term debt, net of original issue discount and deferred financing costs	1,981,655	—	—	—	1,981,655
Other long-term liabilities	—	19,357	35,514	(10,154)	44,717
Total liabilities	3,366,187	3,697,372	322,393	(4,969,461)	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,144,609	2,176,742	680,238	(2,751,450)	1,250,139
(Accumulated deficit) retained earnings	(171,078)	90,924	115,510	(205,194)	(169,838)
Accumulated other comprehensive (loss) income	(970)	533	(98,272)	1,123	(97,586)
Total Syniverse, Inc. stockholder equity	972,561	2,268,199	697,476	(2,955,521)	982,715
Nonredeemable noncontrolling interest	—	—	—	7,134	7,134
Total equity	972,561	2,268,199	697,476	(2,948,387)	989,849
Total liabilities and stockholder equity	$4,338,748	$5,965,571	$1,019,869	$(7,917,848)	$3,406,340

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$161,410	$48,207	$—	$209,617
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	87,216	14,324	—	101,540
Sales and marketing	—	11,578	7,588	—	19,166
General and administrative	—	22,572	11,359	—	33,931
Depreciation and amortization	—	43,377	11,471	—	54,848
Employee termination benefits	—	(15)	67	—	52
Restructuring	—	(114)	(86)	—	(200)
Acquisitions	—	100	—	—	100
	—	164,714	44,723	—	209,437
Operating income (loss)	—	(3,304)	3,484	—	180
Other income (expense), net:
(Loss) income from equity investment	(99,281)	(38,087)	—	137,368	—
Interest expense, net	(30,447)	(160)	79	—	(30,528)
Interest expense - affiliate, net	48	—	(48)	—	—
Equity income in investee	—	—	54	—	54
Other, net	67,512	(72,170)	7,241	(4,130)	(1,547)
	(62,168)	(110,417)	7,326	133,238	(32,021)
(Loss) income before (benefit from) provision for income taxes	(62,168)	(113,721)	10,810	133,238	(31,841)
(Benefit from) provision for income taxes	(37,302)	(14,440)	45,882	—	(5,860)
Net (loss) income	(24,866)	(99,281)	(35,072)	133,238	(25,981)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	124	124
Net (loss) income attributable to Syniverse, Inc.	$(24,866)	$(99,281)	$(35,072)	$133,114	$(26,105)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,866)	$(99,281)	$(35,072)	$133,238	$(25,981)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax expense of $273	—	—	(48,954)	—	(48,954)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $22	—	—	50	—	50
Other comprehensive loss	—	—	(48,904)	—	(48,904)
Comprehensive (loss) income	(24,866)	(99,281)	(83,976)	133,238	(74,885)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	227	227
Comprehensive (loss) income attributable to Syniverse, Inc.	$(24,866)	$(99,281)	$(83,976)	$133,011	$(75,112)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	11,036	3,109	6,592	—	20,737
Cash flows from investing activities
Capital expenditures	—	(15,545)	(2,676)	—	(18,221)
Redemption of certificate of deposit	—	—	56	—	56
Net cash used in investing activities	—	(15,545)	(2,620)	—	(18,165)
Cash flows from financing activities
Debt modification costs paid	(147)	—	—	—	(147)
Principal payments on long-term debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligation	—	(1,001)	(51)	—	(1,052)
Distribution to Syniverse Corporation	(889)	—	—	—	(889)
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(11,036)	(1,001)	(1,262)	—	(13,299)
Effect of exchange rate changes on cash	—	—	(4,357)	—	(4,357)
Net increase (decrease) in cash	—	(13,437)	(1,647)	—	(15,084)
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$25,248	$49,015	$—	$74,263

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control and you should not place undue reliance on these forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described or referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	our ability to acquire and integrate complementary businesses and technologies;

•	our ability to realize the expected benefits of the MACH and Aicent acquisitions;

•	our ability to adapt quickly to technological and other changes;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network buildouts by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	increased competition;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	security breaches which could result in significant liabilities;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth;

•	our ability to service our debt, including the Senior Notes;

•	the significant influence Carlyle has over corporate decisions;

•	fluctuation in currency exchange rates and international tax compliance risks; and

•	impairment of our intangible assets or goodwill.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process nearly 4 billion billable transactions daily and settle approximately $17 billion annually between our customers.
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

Executive Overview
Financial Highlights
Revenues decreased $15.2 million, or 7.2%, to $194.4 million for the three months ended March 31, 2016, from $209.6 million for the same period in 2015. Operating loss increased $18.0 million to a loss of $17.9 million for the three months ended March 31, 2016 from income of $0.2 million for the same period in 2015. Net loss decreased $10.2 million to a loss of $15.8 million for the three months ended March 31, 2016, from $26.0 million for the same period in 2015. Net loss for the three months ended March 31, 2016 includes an increase in benefit from income taxes of $26.9 million. Adjusted EBITDA decreased $6.1 million, or 9.8%, to $55.9 million for the three months ended March 31, 2016 from $62.0 million for the same period in 2015. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

Business Developments

In April 2016, we announced the formation of SyntraPoint LLC, a joint venture between Syniverse and First Performance Global Corporation. Our economic interest in the joint venture is 50%. Institutions that use SyntraPoint will be able to allow their cardholders to receive real-time alerts through multiple cross-channel delivery mechanisms, including in-app push, SMS, phone call and email. Additionally, transaction controls on purchase limits and locations will allow cardholders to define how, when and where payment transactions may occur. We will account for SyntraPoint LLC as an equity method investment.

In March 2016, we implemented a restructuring plan (the “plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $13.1 million during the three months ended March 31, 2016 as reflected in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $1.5 million related to this plan as of March 31, 2016 and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

Factors and Trends Affecting Our Results of Operations

Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “Results of Operations” below:

•
rapid technological change and changing customer demands, such as the evolution of LTE networks, the replacement of CDMA networks and the evolution of the OTT ecosystem that may bypass or compete with MNO networks for certain services. Our success depends on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer demands;

•
the rate at which new entrants to the mobile ecosystem adopt our services in order to connect to other mobile participants which will affect the extent to which new entrants potentially seek to utilize our services, which will affect transaction volumes and revenue;

•	downward pressure on the prices we charge for our services from our existing customers as we enter into contract renewals, which could have a negative impact on our revenues and margins;

•	the extent to which our customers buildout or expand their own networks, which could have a negative impact on transaction volume from those customers and on our revenue;

•	our ability to realize some or all of the anticipated benefits from our acquisition of the MACH and Aicent businesses;

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

Costs and Expenses
Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, depreciation and amortization, employee termination benefits, restructuring and acquisition expense.

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

•
Depreciation and amortization relate primarily to our property and equipment, capitalized software and identifiable intangibles including our SS7 network, computer equipment, infrastructure facilities related to information management and other identifiable intangible assets recorded in purchase accounting.

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

•	Acquisition includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.

Results of Operations - Three Months Ended March 31, 2016 and 2015

The following table presents an overview of our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Three Months Ended March 31,
		% of		% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$162,066	83.3%	$178,957	85.4%	$(16,891)	(9.4)%
Enterprise & Intelligence Solutions	32,378	16.7%	30,660	14.6%	1,718	5.6%
Revenues	194,444	100.0%	209,617	100.0%	(15,173)	(7.2)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	95,139	48.9%	101,540	48.4%	(6,401)	(6.3)%
Sales and marketing	21,135	10.9%	19,166	9.1%	1,969	10.3%
General and administrative	31,788	16.3%	33,931	16.2%	(2,143)	(6.3)%
Depreciation and amortization	50,730	26.1%	54,848	26.2%	(4,118)	(7.5)%
Employee termination benefits	15	—%	52	—%	(37)	(71.2)%
Restructuring	13,493	6.9%	(200)	(0.1)%	13,693	(6,846.5)%
Acquisition	—	—%	100	—%	(100)	(100.0)%
	212,300	109.2%	209,437	99.9%	2,863	1.4%
Operating (loss) income	(17,856)	(9.2)%	180	0.1%	(18,036)	(10,020.0)%
Other income (expense), net:
Interest expense, net	(30,657)	(15.8)%	(30,528)	(14.6)%	(129)	0.4%
Equity income in investee	66	—%	54	—%	12	22.2%
Other, net	(57)	—%	(1,547)	(0.7)%	1,490	(96.3)%
	(30,648)	(15.8)%	(32,021)	(15.3)%	1,373	(4.3)%
Loss before benefit from income taxes	(48,504)	(24.9)%	(31,841)	(15.2)%	(16,663)	52.3%
Benefit from income taxes	(32,715)	(16.8)%	(5,860)	(2.8)%	(26,855)	458.3%
Net loss	$(15,789)	(8.1)%	$(25,981)	(12.4)%	$10,192	(39.2)%

Revenues

Revenues decreased $15.2 million, or 7.2%, to $194.4 million for the three months ended March 31, 2016 from $209.6 million for the same period in 2015. Foreign currency translation contributed $1.6 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $16.9 million, or 9.4%, to $162.1 million for the three months ended March 31, 2016 from $179.0 million for the same period in 2015. The decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $8.7 million and declines in our messaging and data optimization services totaling $6.4 million as a result of the loss of a large MVNO customer in the third quarter of 2015. Also contributing to the reduction was a decline in revenue derived from a small lower margin professional services business that management has decided to de-emphasize. In addition, foreign currency translation contributed $1.5 million to the decline in revenue. These declines were partially offset by continued organic growth within our IPX and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $1.7 million, or 5.6%, to $32.4 million for the three months ended March 31, 2016 from $30.7 million for the same period in 2015. The increase was driven by a combination of volume growth in our A2P messaging services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses increased $2.9 million to $212.3 million for the three months ended March 31, 2016 from $209.4 million for the same period in 2015. Included in costs and expenses for the three months ended March 31, 2016 was a $13.5 million charge related to the implementation of a restructuring plan.

Cost of operations decreased $6.4 million to $95.1 million for the three months ended March 31, 2016 from $101.5 million for the same period in 2015. The table below summarizes our cost of operations by category:

	Three Months Ended March 31,		2016 compared to 2015
(in thousands)	2016	2015	$ change	% change
Cost of Operations:
Headcount and related costs	$28,019	$25,419	$2,600	10.2%
Variable costs	29,572	32,970	(3,398)	(10.3)%
Data processing, hosting and support costs	19,735	23,997	(4,262)	(17.8)%
Network costs	12,655	15,589	(2,934)	(18.8)%
Other operating related costs	5,158	3,565	1,593	44.7%
Cost of Operations	$95,139	$101,540	$(6,401)	(6.3)%

The increase in headcount and related costs for the three months ended March 31, 2016 was driven by increased headcount, higher variable compensation costs and inflationary impacts of health and welfare costs.

Variable costs decreased $3.4 million for the three months ended March 31, 2016 compared to the prior year period. The decrease in variable costs was primarily due to a one-time message termination expense in 2015, partially offset by volume growth in our enterprise messaging services. Other elements of Cost of Operations for the three months ended March 31, 2016 were generally lower as a result of lower volume related costs, reductions in data center expansion costs and lower network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations increased to 48.9% from 48.4% for the three months ended March 31, 2016 and 2015, respectively.

Sales and marketing expense increased $2.0 million to $21.1 million for the three months ended March 31, 2016 from $19.2 million for the same period in 2015. The increase in sales and marketing expense was due primarily to higher headcount and share-based compensation. As a percentage of revenues, sales and marketing expense was 10.9% and 9.1% for the three months ended March 31, 2016 and 2015, respectively.

General and administrative expense decreased $2.1 million to $31.8 million for the three months ended March 31, 2016 from $33.9 million for the same period in 2015. The decrease in general and administrative expense was due primarily to lower headcount related costs and a reduction in professional services costs, partially offset by an increase in share-based compensation. As a percentage of revenues, general and administrative expense was 16.3% and 16.2% for the three months ended March 31, 2016 and 2015, respectively.

Depreciation and amortization expense decreased $4.1 million to $50.7 million for the three months ended March 31, 2016 from $54.8 million for the same period in 2015. The decrease was driven by $2.8 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition, partially offset by a decrease of $1.3 million of depreciation of property and equipment primarily driven by lower capital expenditures.

Restructuring expense was $13.5 million for the three months ended March 31, 2016. The increase was primarily driven by severance costs related to the March 2016 restructuring plan. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $0.1 million to $30.7 million for the three months ended March 31, 2016 from $30.5 million for the same period in 2015. The increase was due primarily to amortization of deferred financing costs and interest on capital leases.

Other, net increased $1.5 million to a $0.1 million loss for the three months ended March 31, 2016 from a $1.5 million loss for the same period in 2015 primarily due to the foreign currency impact related to the strengthening of the Euro value.

Benefit from Income Taxes

We recorded an income tax benefit of $32.7 million for the three months ended March 31, 2016, compared to a benefit of $5.9 million for the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, the effective tax rate was a benefit of 67.4% and 18.4%, respectively. The tax benefit recognized for the three months ended March 31, 2015 was limited to the amount that would be recognized if the ordinary loss was the anticipated loss for the fiscal year. The change in our effective tax rate was chiefly attributable to (i) the loss limitation described above (ii) impact of certain discrete items and (iii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility.     The unused commitment under the Revolving Credit Facility was $150.0 million at March 31, 2016. We believe that we have sufficient liquidity to meet currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below) we are required to make a mandatory principal payment on our Senior Credit Facility equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of March 31, 2016 approximately 72% of our cash and cash equivalents was held by our foreign subsidiaries.

We may from time to time seek to prepay, repurchase or otherwise retire or extend our debt or debt securities and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, privately negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions and prices, our cash position, contractual restrictions, including compliance with debt covenants and other considerations. Our affiliates may also purchase our debt or debt securities from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our unaudited condensed consolidated financial statements.

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

Cash Flow

Cash and cash equivalents were $139.5 million at March 31, 2016 as compared to $166.6 million at December 31, 2015. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash (used in) provided by operating activities	$(3,800)	$20,737
Net cash used in investing activities	(15,145)	(18,165)
Net cash used in financing activities	(7,461)	(13,299)
Effect of exchange rate changes on cash	(663)	(4,357)
Net decrease in cash and cash equivalents	$(27,069)	$(15,084)

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2016, as compared to net cash provided by operating activities of $20.7 million for the three months ended March 31, 2015. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $17.7 million primarily due to lower operating income as compared to the prior year period; and

•
increased cash used for working capital of $6.9 million due primarily to an increase in the payment of annual performance-based compensation, timing of payments to vendors and lower collections of accounts receivable, partially offset by other accruals and lower income tax payments.

Net cash used in investing activities was $15.1 million for the three months ended March 31, 2016, as compared to $18.2 million for the three months ended March 31, 2015. The decrease was driven by decreased capital expenditures of $3.1 million, primarily due to reductions in investments for acquisition integration activities.

Net cash used in financing activities was $7.5 million for the three months ended March 31, 2016 as compared to $13.3 million for the three months ended March 31, 2015. The decrease was due to a $10.0 million repayment on the Revolving Credit Facility during the first quarter of 2015, partially offset by increased payments on capital lease obligations of $4.9 million in the first quarter of 2016 as compared to 2015.

Debt and Credit Facilities

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer Holdings, Inc.), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013 the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to the incremental amendment to the Credit Agreement.
As of March 31, 2016, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $911.8 million and $678.7 million, respectively. At March 31, 2016, the applicable interest rate was 4.00% on these term loans based on the Eurodollar rate loan option.

On April 15, 2016, we made principal payments of approximately $36.2 million toward the Initial Term Loans and Tranche B Term Loans as required pursuant to the Excess Cash Flow provision of the Credit Agreement. Commencing on December 31, 2018, our Initial Term Loans and Tranche B Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at the final maturity.

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
Adjusted EBITDA is determined by adding the following items to net loss: other expense, net, excluding the impact of equity income in investee; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation; acquisition expense; business development, integration and other expenses; CEO transition costs; and the Carlyle annual management fee including related expenses.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation to Adjusted EBITDA
Net loss	$(15,789)	$(25,981)
Equity income in investee	66	54
Other expense, net	30,648	32,021
Benefit from income taxes	(32,715)	(5,860)
Depreciation and amortization	50,730	54,848
Employee termination benefits (a)	15	52
Restructuring (b)	13,493	(200)
Non-cash stock-based compensation (c)	4,177	2,251
Acquisition (d)	—	100
Business development, integration and other expenses (e)	4,506	2,282
CEO transition costs (f)	—	1,643
Consulting fee and related expenses (g)	771	795
Adjusted EBITDA	$55,902	$62,005

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Acquisition, including professional services costs, such as legal, tax, audit and transaction advisory costs.

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
Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for acquisition expense less capital expenditures.
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
A reconciliation of net cash (used in) provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation to Free Cash Flow
Net cash (used in) provided by operating activities	$(3,800)	$20,737
Acquisition	—	100
Capital expenditures	(15,145)	(18,221)
Free Cash Flow	$(18,945)	$2,616

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our unaudited condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $407.1 million and $321.0 million as of March 31, 2016 and December 31, 2015, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2016 and 2015, we recorded $0.8 million of expenses in each period associated with the consulting fee and the reimbursement of out-of-pocket expenses in the unaudited condensed consolidated statements of operations.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of March 31, 2016, Carlyle held $49.9 million and $20.0 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

Contractual Obligations

In the first quarter of 2016, we entered into agreements for two data center facilities which will result in a cumulative contractual obligation to the Company of $6.4 million, evenly spread through the period ending June 30, 2019.

There have been no other material changes to our Contractual Obligations disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 2.00%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2016, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $1.9 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2016 would have increased or decreased our revenues and net loss by approximately $3.7 million and $1.5 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016. Based on the evaluation, as of March 31, 2016, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2015 Annual Report on Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Effective as of June 30, 2016, David Hitchcock, Executive Vice President, Global Product Management and Development, will retire from his position with the Company. In connection with Mr. Hitchcock’s departure, the Company has entered into a separation agreement that is filed as Exhibit 10.2 to this report and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit No.	Description
#10.1	Separation Agreement, dated as of March 15, 2016, among Syniverse Corporation and Mr. Alfredo T. de Cárdenas. (1)
*#10.2	Separation Agreement, dated as of May 9, 2016, among Syniverse Corporation and David W. Hitchcock.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
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

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 18, 2016.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Date: May 10, 2016

INDEX OF EXHIBITS

Exhibit No.	Description
#10.1	Separation Agreement, dated as of March 15, 2016, among Syniverse Corporation and Mr. Alfredo T. de Cárdenas. (1)
*#10.2	Separation Agreement, dated as of May 9, 2016, among Syniverse Corporation and David W. Hitchcock.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
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

Notes:

(1)	Incorporate by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 18, 2016.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement