Form 10-Q
period 2016-06-30
SYNIVERSE HOLDINGS INC
filed 2016-08-11
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of shares of common stock of the registrant outstanding at August 5, 2016 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,613	$166,581
Accounts receivable, net of allowances of $19,479 and $24,343, respectively	185,673	194,259
Income taxes receivable	8,557	6,058
Prepaid and other current assets	29,572	26,113
Total current assets	299,415	393,011
Property and equipment, net	111,311	114,504
Capitalized software, net	169,962	191,078
Goodwill	2,288,856	2,286,876
Identifiable intangibles, net	361,324	400,321
Deferred tax assets	3,277	3,280
Investment in unconsolidated subsidiaries	48,400	3,771
Other assets	12,932	13,499
Total assets	$3,295,477	$3,406,340
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$33,958	$50,443
Income taxes payable	1,042	2,112
Accrued liabilities	94,495	98,761
Deferred revenues	4,055	4,558
Current portion of capital lease obligation	19,111	14,667
Current portion of long-term debt, net of original issue discount and deferred financing costs	—	35,445
Total current liabilities	152,661	205,986
Long-term liabilities:
Deferred tax liabilities	123,943	165,570
Long-term capital lease obligation, less current portion	13,366	18,563
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,988,463	1,981,655
Other long-term liabilities	45,357	44,717
Total liabilities	2,323,790	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,263,054	1,250,139
Accumulated deficit	(201,186)	(169,838)
Accumulated other comprehensive loss	(96,621)	(97,586)
Total Syniverse Holdings, Inc. stockholder equity	965,247	982,715
Noncontrolling interest	6,440	7,134
Total equity	971,687	989,849
Total liabilities and stockholder equity	$3,295,477	$3,406,340

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$197,718	$216,185	$392,162	$425,802
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	89,527	98,268	184,666	199,808
Sales and marketing	16,724	19,190	37,859	38,356
General and administrative	29,761	32,913	61,549	66,844
Depreciation and amortization	52,507	55,013	103,237	109,861
Employee termination benefits	979	83	994	135
Restructuring charges	(50)	93	13,443	(107)
Acquisition	—	11	—	111
	189,448	205,571	401,748	415,008
Operating income (loss)	8,270	10,614	(9,586)	10,794
Other income (expense), net:
Interest expense, net	(31,132)	(30,432)	(61,789)	(60,960)
Equity income (loss) in investee	25	(53)	91	1
Other, net	2,239	(1,276)	2,182	(2,823)
	(28,868)	(31,761)	(59,516)	(63,782)
Loss before benefit from income taxes	(20,598)	(21,147)	(69,102)	(52,988)
Benefit from income taxes	(5,974)	(14,711)	(38,689)	(20,571)
Net loss	(14,624)	(6,436)	(30,413)	(32,417)
Net income attributable to nonredeemable noncontrolling interest	482	486	935	610
Net loss attributable to Syniverse Holdings, Inc.	$(15,106)	$(6,922)	$(31,348)	$(33,027)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(14,624)	$(6,436)	$(30,413)	$(32,417)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(9,002)	11,414	779	(37,540)
Amortization of unrecognized loss included in net periodic pension cost (2)	31	49	77	99
Other comprehensive (loss) income	(8,971)	11,463	856	(37,441)
Comprehensive (loss) income	(23,595)	5,027	(29,557)	(69,858)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	399	451	826	678
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(23,994)	$4,576	$(30,383)	$(70,536)

(1)
Foreign currency translation adjustments are shown net of income tax expense of $134 and $204 for the three and six months ended June 30, 2016, respectively, and net of income tax (benefit) expense of $(40) and $233 for the three and six months ended June 30, 2015, respectively.

(2)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $14 and $34 for the three and six months ended June 30, 2016, respectively, and net of income tax benefit of $21 and $43 for the three and six months ended June 30, 2015, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(33,027)	—	610	(32,417)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $233	—	—	—	—	(37,608)	68	(37,540)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $43	—	—	—	—	99	—	99
Stock-based compensation	—	—	6,413	—	—	—	6,413
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Distribution to Syniverse Corporation	—	—	(932)	—	—	—	(932)
Balance, June 30, 2015 (Unaudited)	1	$—	$1,237,589	$(152,274)	$(81,731)	$6,620	$1,010,204

Balance, December 31, 2015	1	$—	$1,250,139	$(169,838)	$(97,586)	$7,134	$989,849
Net (loss) income	—	—	—	(31,348)	—	935	(30,413)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax expense of $204	—	—	—	—	888	(109)	779
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $34	—	—	—	—	77	—	77
Stock-based compensation	—	—	9,437	—	—	—	9,437
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Contribution from Syniverse Corporation	—	—	3,478	—	—	—	3,478
Balance, June 30, 2016 (Unaudited)	1	$—	$1,263,054	$(201,186)	$(96,621)	$6,440	$971,687

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(30,413)	$(32,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103,237	109,861
Amortization of original issue discount and deferred financing costs	7,606	6,489
Allowance for credit memos and uncollectible accounts	8,730	13,920
Deferred income tax benefit	(39,754)	(22,856)
Stock-based compensation	9,437	6,413
Other, net	(351)	2,217
Changes in operating assets and liabilities:
Accounts receivable	129	(14,781)
Income taxes receivable or payable	(3,694)	(5,287)
Prepaid and other current assets	(4,108)	(3,440)
Accounts payable	(16,613)	5,151
Accrued liabilities and deferred revenues	(5,126)	960
Other assets and other long-term liabilities	(223)	656
Net cash provided by operating activities	28,857	66,886
Cash flows from investing activities
Capital expenditures	(31,097)	(32,552)
Investment in unconsolidated subsidiaries	(40,192)	—
Redemption of certificate of deposit	209	107
Proceeds from divestitures	—	3
Net cash used in investing activities	(71,080)	(32,442)
Cash flows from financing activities
Debt modification costs paid	—	(177)
Principal payments on debt	(36,243)	(10,000)
Payments on capital lease obligations	(8,635)	(2,845)
Distribution to Syniverse Corporation	(1,522)	(932)
Distribution to nonredeemable noncontrolling interest	(1,520)	(1,211)
Net cash used in financing activities	(47,920)	(15,165)
Effect of exchange rate changes on cash	(825)	1,869
Net (decrease) increase in cash	(90,968)	21,148
Cash and cash equivalents at beginning of period	166,581	89,347
Cash and cash equivalents at end of period	$75,613	$110,495

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$8,921	$17,807
Issuance of Syniverse Corporation stock for investment in unconsolidated subsidiaries	$5,000	$—
Supplemental cash flow information
Interest paid	$54,611	$54,613
Income taxes paid	$4,759	$7,558

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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consists of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of June 30, 2016 was $44.5 million and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes will partner to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from transactions with Vibes for the period from the investment date through June 30, 2016 was $0.1 million.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $373.0 million and $321.0 million as of June 30, 2016 and December 31, 2015, respectively.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test. In connection with our annual goodwill impairment analysis at October 1, 2015, the fair value of our reporting unit exceeded its carrying value. In the first quarter, we observed a decline in the fair value of our senior notes when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the fair value of our senior notes during 2016 was not suggestive of a material decline in the fair value of our reporting unit from the annual goodwill impairment analysis date. In the future, our reporting unit may be at risk of impairment if our operating results decline.

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

The methodology used to determine the fair value of a reporting unit and other indefinite-lived intangible assets includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, profitability and cash flows, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of goodwill and other indefinite-lived intangible assets is at risk of impairment if future projected revenues, long-term growth rates or long-term profitability and cash flows are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2016, we recorded foreign currency transaction gains of $2.2 million. For the three and six months ended June 30, 2015, we recorded foreign currency transaction losses of $1.3 million and $2.8 million, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive loss and is included in Stockholder equity in the condensed consolidated balance sheets. Transaction gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of Accumulated other comprehensive loss. Revenues and expenses within the unaudited condensed consolidated statements of operations are translated at the average rates prevailing during the period.

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

Revenues by service offerings were as follows:

	Three Months Ended June 30,
	2016	2015
(in thousands)	(Unaudited)
Mobile Transaction Services	$164,510	$183,783
Enterprise & Intelligence Solutions	33,208	32,402
Revenues	$197,718	$216,185

	Six Months Ended June 30,
	2016	2015
(in thousands)	(Unaudited)
Mobile Transaction Services	$326,576	$362,740
Enterprise & Intelligence Solutions	65,586	63,062
Revenues	$392,162	$425,802

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,
	2016	2015
(in thousands)	(Unaudited)
North America	$124,367	$134,713
Europe, Middle East and Africa	32,959	36,310
Asia Pacific	29,642	30,818
Caribbean and Latin America	10,750	14,344
Revenues	$197,718	$216,185

	Six Months Ended June 30,
	2016	2015
(in thousands)	(Unaudited)
North America	$244,220	$263,137
Europe, Middle East and Africa	65,695	71,943
Asia Pacific	57,910	61,715
Caribbean and Latin America	24,337	29,007
Revenues	$392,162	$425,802

Reclassifications of Prior Year Presentation

We reclassified investments in unconsolidated subsidiaries, which included our equity method investment in Link2One at December 31, 2015, from Other assets to Investments in unconsolidated subsidiaries in the condensed consolidated balance sheets to conform to the current year presentation. The reclassification had no effect on our reported results of operations or cash flows.

3. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which is included in the ASC in Topic 326. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The update will replace the incurred loss approach with an expected credit loss model. It also would require entities to present unrealized losses from available-for-sale debt securities as allowances rather than as a reduction in the amortized cost of the securities. The update is effective for the Company beginning January 1, 2020. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The update is effective for the Company beginning December 31, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have an impact on our consolidated financial statements and related disclosures.

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

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$35,687	$34,642
Accrued interest	26,517	26,743
Accrued network payables	14,512	15,368
Accrued revenue share expenses	3,646	2,805
Other accrued liabilities	14,133	19,203
Total accrued liabilities	$94,495	$98,761

5. Debt and Credit Facilities

Our total outstanding debt as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$891,057	$911,835
Original issue discount	(5,651)	(6,830)
Deferred financing costs	(13,007)	(15,373)
Tranche B Term Loans, due 2019	663,200	678,665
Original issue discount	(1,684)	(2,008)
Deferred financing costs	(12,142)	(14,475)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Deferred financing costs	(8,310)	(9,714)
Total Debt and Credit Facilities	1,988,463	2,017,100
Less: Current portion
Long-term debt, current portion	$—	$(36,243)
Original issue discount, current portion	—	192
Deferred financing costs, current portion	—	606
Long-term debt	$1,988,463	$1,981,655

Amortization of original issue discount and deferred financing costs for the three and six months ended June 30, 2016 was $4.2 million and $7.6 million, respectively. Amortization of original issue discount and deferred financing costs for the three and six months ended June 30, 2015 was $3.1 million and $6.5 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer Holdings, Inc.), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. The unused commitment under the Revolving Credit Facility was $150.0 million at June 30, 2016.

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

6. Stock-Based Compensation

Effective April 6, 2011, Syniverse Corporation, our indirect parent, established the 2011 Plan for the employees, consultants and directors of Syniverse Corporation and its subsidiaries. The 2011 Plan provides incentive compensation through grants of incentive or non-qualified stock options, stock purchase rights, restricted stock awards, restricted stock units or any combination of the foregoing. Syniverse Corporation will issue shares of its common stock to satisfy equity based compensation instruments.

Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015
(in thousands)	(Unaudited)
Cost of operations	$178	$124
Sales and marketing	1,032	1,202
General and administrative	4,050	2,836
Stock-based compensation	$5,260	$4,162

	Six Months Ended June 30,
	2016	2015
(in thousands)	(Unaudited)
Cost of operations	$336	$183
Sales and marketing	2,284	1,967
General and administrative	6,817	4,263
Stock-based compensation	$9,437	$6,413

The following table summarizes our stock option activity under the 2011 Plan for the six months ended June 30, 2016:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2015	10,922,076	$11.19
Granted	1,015,000	10.00
Exercised	(68,334)	10.00
Canceled or expired	(1,399,997)	11.74
Outstanding at June 30, 2016	10,468,745	$11.01

The fair value of options granted during the six months ended June 30, 2016 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.41%
Volatility factor	30.30%
Dividend yield	—%
Weighted average expected life of options (in years)	6.25

Restricted stock are issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the six months ended June 30, 2016:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	2,264,482	$11.30
Granted	250,000	10.00
Vested	(934,658)	11.32
Forfeited	(127,000)	11.25
Outstanding at June 30, 2016	1,452,824	$11.07

7. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the six months ended June 30, 2016:

	December 31, 2015				June 30, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,836	994	(733)	1	$2,098

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the six months ended June 30, 2016:

	December 31, 2015				June 30, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
March 2016 Plan	—	13,367	(8,333)	(25)	5,009
October 2014 Plan	8,195	76	(2,024)	106	6,353
December 2010 Plan	492	—	—	6	498
Total	$8,687	$13,443	$(10,357)	$87	$11,860

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $13.4 million during the six months ended June 30, 2016 as reflected in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $8.3 million related to this plan as of June 30, 2016 and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the first quarter of 2017.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and six months ended June 30, 2016, was a benefit of 29.0% and 56.0%, respectively. The effective tax rate for the three and six months ended June 30, 2015, was a benefit of 69.6% and

38.8%, respectively. The change in our effective tax rate was chiefly attributable to (i) the reversal of a first quarter 2015 loss limitation during the three months ended June 30, 2015, (ii) impact of certain discrete items and (iii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

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

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of June 30, 2016, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and six months ended June 30, 2016 and 2015.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated balance sheets at their carrying value, which approximate their fair value due to their short maturity.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 3 of the fair value hierarchy.

The carrying value and fair value of our long-term debt, excluding original issue discount and deferred financing costs, as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$891,057	$670,520	$911,835	$683,876
Tranche B Term Loans	663,200	499,058	678,665	508,999
Senior Notes	475,000	230,375	475,000	220,875

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

11. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2016 we recorded $0.9 million and $1.7 million, respectively, of expenses in each period associated with the consulting fee and the reimbursement of out-of-pocket expenses in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2015, we recorded $0.8 million and $1.6 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of June 30, 2016, Carlyle held $48.0 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and six months ended June 30, 2016 and 2015.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2016 (IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,722	$46,891	$—	$75,613
Accounts receivable, net of allowances	—	139,826	45,847	—	185,673
Accounts receivable - affiliates	2,057,193	1,404,872	232,087	(3,694,152)	—
Income taxes receivable	—	2,400	6,157	—	8,557
Prepaid and other current assets	—	18,929	10,643	—	29,572
Total current assets	2,057,193	1,594,749	341,625	(3,694,152)	299,415
Property and equipment, net	—	85,537	25,774	—	111,311
Capitalized software, net	—	138,455	31,507	—	169,962
Goodwill	—	1,924,005	364,851	—	2,288,856
Identifiable intangibles, net	—	302,030	59,294	—	361,324
Deferred tax assets	127,266	—	3,277	(127,266)	3,277
Investment in unconsolidated subsidiaries	—	44,497	3,903	—	48,400
Other assets	—	10,560	2,372	—	12,932
Investment in subsidiaries	2,217,201	652,999	—	(2,870,200)	—
Total assets	$4,401,660	$4,752,832	$832,603	$(6,691,618)	$3,295,477

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$26,888	$7,070	$—	$33,958
Accounts payable - affiliates	1,421,651	2,243,301	29,200	(3,694,152)	—
Income taxes payable	—	44	998	—	1,042
Accrued liabilities	26,299	38,933	29,263	—	94,495
Deferred revenues	—	1,635	2,420	—	4,055
Current portion of capital lease obligation	—	19,048	63	—	19,111
Total current liabilities	1,447,950	2,329,849	69,014	(3,694,152)	152,661
Long-term liabilities:
Deferred tax liabilities	—	172,462	78,747	(127,266)	123,943
Long-term capital lease obligation, net of current portion	—	13,221	145	—	13,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,988,463	—	—	—	1,988,463
Other long-term liabilities	—	20,099	25,258	—	45,357
Total liabilities	3,436,413	2,535,631	173,164	(3,821,418)	2,323,790
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,168,643	2,166,710	763,584	(2,835,883)	1,263,054
(Accumulated deficit) retained earnings	(202,426)	49,958	(13,278)	(35,440)	(201,186)
Accumulated other comprehensive (loss) income	(970)	533	(97,307)	1,123	(96,621)
Total Syniverse, Inc. stockholder equity	965,247	2,217,201	652,999	(2,870,200)	965,247
Nonredeemable noncontrolling interest	—	—	6,440	—	6,440
Total equity	965,247	2,217,201	659,439	(2,870,200)	971,687
Total liabilities and stockholder equity	$4,401,660	$4,752,832	$832,603	$(6,691,618)	$3,295,477

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$154,931	$42,787	$—	$197,718
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	81,455	8,072	—	89,527
Sales and marketing	—	10,106	6,618	—	16,724
General and administrative	—	20,017	9,744	—	29,761
Depreciation and amortization	—	42,581	9,926	—	52,507
Employee termination benefits	—	945	34	—	979
Restructuring	—	45	(95)	—	(50)
	—	155,149	34,299	—	189,448
Operating (loss) income	—	(218)	8,488	—	8,270
Other income (expense), net:
(Loss) income from equity investment	(33,315)	(18,657)	—	51,972	—
Interest expense, net	(31,039)	(231)	138	—	(31,132)
Interest expense - affiliate, net	6	—	(6)	—	—
Equity income in investee	—	—	25	—	25
Other, net	8,288	(8,270)	2,221	—	2,239
	(56,060)	(27,158)	2,378	51,972	(28,868)
(Loss) income before (benefit from) provision for income taxes	(56,060)	(27,376)	10,866	51,972	(20,598)
(Benefit from) provision for income taxes	(40,954)	5,939	29,041	—	(5,974)
Net (loss) income	(15,106)	(33,315)	(18,175)	51,972	(14,624)
Net income attributable to nonredeemable noncontrolling interest	—	—	482	—	482
Net (loss) income attributable to Syniverse, Inc.	$(15,106)	$(33,315)	$(18,657)	$51,972	$(15,106)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(15,106)	$(33,315)	$(18,175)	$51,972	$(14,624)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $134	—	—	(9,002)	—	(9,002)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $14	—	—	31	—	31
Other comprehensive loss	—	—	(8,971)	—	(8,971)
Comprehensive (loss) income	(15,106)	(33,315)	(27,146)	51,972	(23,595)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	399	—	399
Comprehensive (loss) income attributable to Syniverse, Inc.	$(15,106)	$(33,315)	$(27,545)	$51,972	$(23,994)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$306,040	$86,122	$—	$392,162
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	170,037	14,629	—	184,666
Sales and marketing	—	24,173	13,686	—	37,859
General and administrative	—	41,448	20,101	—	61,549
Depreciation and amortization	—	84,344	18,893	—	103,237
Employee termination benefits	—	945	49	—	994
Restructuring	—	9,446	3,997	—	13,443
	—	330,393	71,355	—	401,748
Operating (loss) income	—	(24,353)	14,767	—	(9,586)
Other income (expense), net:
(Loss) income from equity investment	(41,877)	(64,314)	—	106,191	—
Interest expense, net	(61,619)	(469)	299	—	(61,789)
Interest expense - affiliate, net	54	—	(54)	—	—
Equity income in investee	—	—	91	—	91
Other, net	(6,487)	6,888	1,781	—	2,182
	(109,929)	(57,895)	2,117	106,191	(59,516)
(Loss) income before (benefit from) provision for income taxes	(109,929)	(82,248)	16,884	106,191	(69,102)
(Benefit from) provision for income taxes	(78,581)	(40,371)	80,263	—	(38,689)
Net (loss) income	(31,348)	(41,877)	(63,379)	106,191	(30,413)
Net income attributable to nonredeemable noncontrolling interest	—	—	935	—	935
Net (loss) income attributable to Syniverse, Inc.	$(31,348)	$(41,877)	$(64,314)	$106,191	$(31,348)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(31,348)	$(41,877)	$(63,379)	$106,191	$(30,413)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $204	—	—	779	—	779
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $34	—	—	77	—	77
Other comprehensive income	—	—	856	—	856
Comprehensive (loss) income	(31,348)	(41,877)	(62,523)	106,191	(29,557)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	826	—	826
Comprehensive (loss) income attributable to Syniverse, Inc.	$(31,348)	$(41,877)	$(63,349)	$106,191	$(30,383)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	33,087	23,095	(27,325)	—	28,857
Cash flows from investing activities
Capital expenditures	—	(25,165)	(5,932)	—	(31,097)
Investment in unconsolidated subsidiaries	—	(40,192)	—	—	(40,192)
Redemption of certificate of deposit	—	—	209	—	209
Receipts on intercompany notes	4,917	—	—	(4,917)	—
Net cash provided by (used in) investing activities	4,917	(65,357)	(5,723)	(4,917)	(71,080)
Cash flows from financing activities
Principal payments on debt	(36,243)	—	—	—	(36,243)
Payments on capital lease obligation	—	(8,601)	(34)	—	(8,635)
Distribution to Syniverse Corporation	(1,522)	—	—	—	(1,522)
Distribution to nonredeemable noncontrolling interest	—	—	(1,520)	—	(1,520)
Payments on intercompany notes	—	—	(4,917)	4,917	—
Net cash (used in) provided by financing activities	(37,765)	(8,601)	(6,471)	4,917	(47,920)
Effect of exchange rate changes on cash	(239)	—	(586)	—	(825)
Net (decrease) increase in cash	—	(50,863)	(40,105)	—	(90,968)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$28,722	$46,891	$—	$75,613

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,585	$86,996	$—	$166,581
Accounts receivable, net of allowances	—	145,180	49,079	—	194,259
Accounts receivable - affiliates	2,041,862	1,305,886	178,626	(3,526,374)	—
Interest receivable - affiliates	493	—	—	(493)	—
Income taxes receivable	—	2,597	3,461	—	6,058
Prepaid and other current assets	—	15,976	10,137	—	26,113
Total current assets	2,042,355	1,549,224	328,299	(3,526,867)	393,011
Property and equipment, net	—	88,125	26,379	—	114,504
Capitalized software, net	—	156,143	34,935	—	191,078
Goodwill	—	1,924,005	362,871	—	2,286,876
Identifiable intangibles, net	—	333,160	67,161	—	400,321
Long-term note receivable - affiliates	4,750	—	—	(4,750)	—
Deferred tax assets	23,445	—	3,280	(23,445)	3,280
Investment in unconsolidated subsidiaries	—	—	3,771	—	3,771
Other assets	—	10,939	2,560	—	13,499
Investment in subsidiaries	2,278,353	700,498	—	(2,978,851)	—
Total assets	$4,348,903	$4,762,094	$829,256	$(6,533,913)	$3,406,340

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$38,283	$12,160	$—	$50,443
Accounts payable - affiliates	1,322,641	2,174,942	28,791	(3,526,374)	—
Income taxes payable	—	348	1,764	—	2,112
Accrued liabilities	26,447	41,449	30,865	—	98,761
Accrued interest - affiliates	—	—	493	(493)	—
Deferred revenues	—	2,227	2,331	—	4,558
Current portion of capital lease obligation	—	14,607	60	—	14,667
Current portion of long-term debt, net of original issue discount and deferred financing costs	35,445	—	—	—	35,445
Total current liabilities	1,384,533	2,271,856	76,464	(3,526,867)	205,986
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,750	(4,750)	—
Deferred tax liabilities	—	174,146	14,869	(23,445)	165,570
Long-term capital lease obligation, net of current portion	—	18,382	181	—	18,563
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,981,655	—	—	—	1,981,655
Other long-term liabilities	—	19,357	25,360	—	44,717
Total liabilities	3,366,188	2,483,741	121,624	(3,555,062)	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,154,763	2,186,896	684,539	(2,776,059)	1,250,139
(Accumulated deficit) retained earnings	(171,078)	90,924	114,231	(203,915)	(169,838)
Accumulated other comprehensive (loss) income	(970)	533	(98,272)	1,123	(97,586)
Total Syniverse, Inc. stockholder equity	982,715	2,278,353	700,498	(2,978,851)	982,715
Nonredeemable noncontrolling interest	—	—	7,134	—	7,134
Total equity	982,715	2,278,353	707,632	(2,978,851)	989,849
Total liabilities and stockholder equity	$4,348,903	$4,762,094	$829,256	$(6,533,913)	$3,406,340

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$168,380	$47,805	$—	$216,185
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	89,892	8,376	—	98,268
Sales and marketing	—	10,917	8,273	—	19,190
General and administrative	—	22,677	10,236	—	32,913
Depreciation and amortization	—	43,714	11,299	—	55,013
Employee termination benefits	—	—	83	—	83
Restructuring	—	195	(102)	—	93
Acquisitions	—	11	—	—	11
	—	167,406	38,165	—	205,571
Operating income	—	974	9,640	—	10,614
Other income (expense), net:
Income (loss) from equity investment	10,871	8,660	—	(19,531)	—
Interest expense, net	(30,473)	(216)	257	—	(30,432)
Interest expense - affiliate, net	48	—	(48)	—	—
Equity loss in investee	—	—	(53)	—	(53)
Other, net	(12,669)	13,351	(1,958)	—	(1,276)
	(32,223)	21,795	(1,802)	(19,531)	(31,761)
(Loss) income before (benefit from) provision for income taxes	(32,223)	22,769	7,838	(19,531)	(21,147)
(Benefit from) provision for income taxes	(25,301)	11,898	(1,308)	—	(14,711)
Net (loss) income	(6,922)	10,871	9,146	(19,531)	(6,436)
Net income attributable to nonredeemable noncontrolling interest	—	—	486	—	486
Net (loss) income attributable to Syniverse, Inc.	$(6,922)	$10,871	$8,660	$(19,531)	$(6,922)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(6,922)	$10,871	$9,146	$(19,531)	$(6,436)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax benefit of $40	—	—	11,414	—	11,414
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $21	—	—	49	—	49
Other comprehensive income	—	—	11,463	—	11,463
Comprehensive (loss) income	(6,922)	10,871	20,609	(19,531)	5,027
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	451	—	451
Comprehensive (loss) income attributable to Syniverse, Inc.	$(6,922)	$10,871	$20,158	$(19,531)	$4,576

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$329,790	$96,012	$—	$425,802
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	177,108	22,700	—	199,808
Sales and marketing	—	22,495	15,861	—	38,356
General and administrative	—	45,249	21,595	—	66,844
Depreciation and amortization	—	87,090	22,771	—	109,861
Employee termination benefits	—	(15)	150	—	135
Restructuring	—	81	(188)	—	(107)
Acquisitions	—	111	—	—	111
	—	332,119	82,889	—	415,008
Operating (loss) income	—	(2,329)	13,123	—	10,794
Other income (expense), net:
(Loss) income from equity investment	(89,647)	(30,664)	—	120,311	—
Interest expense, net	(60,920)	(377)	337	—	(60,960)
Interest expense - affiliate, net	95	—	(95)	—	—
Equity income in investee	—	—	1	—	1
Other, net	54,843	(58,819)	1,153	—	(2,823)
	(95,629)	(89,860)	1,396	120,311	(63,782)
(Loss) income before (benefit from) provision for income taxes	(95,629)	(92,189)	14,519	120,311	(52,988)
(Benefit from) provision for income taxes	(62,602)	(2,542)	44,573	—	(20,571)
Net (loss) income	(33,027)	(89,647)	(30,054)	120,311	(32,417)
Net income attributable to nonredeemable noncontrolling interest	—	—	610	—	610
Net (loss) income attributable to Syniverse, Inc.	$(33,027)	$(89,647)	$(30,664)	$120,311	$(33,027)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(33,027)	$(89,647)	$(30,054)	$120,311	$(32,417)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $233	—	—	(37,540)	—	(37,540)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $43	—	—	99	—	99
Other comprehensive loss	—	—	(37,441)	—	(37,441)
Comprehensive (loss) income	(33,027)	(89,647)	(67,495)	120,311	(69,858)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	678	—	678
Comprehensive (loss) income attributable to Syniverse, Inc.	$(33,027)	$(89,647)	$(68,173)	$120,311	$(70,536)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	11,109	40,301	15,476	—	66,886
Cash flows from investing activities
Capital expenditures	—	(26,816)	(5,736)	—	(32,552)
Redemption of certificate of deposit	—	—	107	—	107
Proceeds from divestitures	—	3	—	—	3
Net cash used in investing activities	—	(26,813)	(5,629)	—	(32,442)
Cash flows from financing activities
Debt modification costs paid	(177)	—	—	—	(177)
Principal payments on debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligation	—	(2,789)	(56)	—	(2,845)
Distribution to Syniverse Corporation	(932)	—	—	—	(932)
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(11,109)	(2,789)	(1,267)	—	(15,165)
Effect of exchange rate changes on cash	—	—	1,869	—	1,869
Net increase in cash	—	10,699	10,449	—	21,148
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$49,384	$61,111	$—	$110,495

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

Executive Overview
Financial Highlights
Revenues decreased $18.5 million, or 8.5%, to $197.7 million for the three months ended June 30, 2016, from $216.2 million for the same period in 2015. Operating income decreased $2.3 million to income of $8.3 million for the three months ended June 30, 2016 from income of $10.6 million for the same period in 2015. Net loss increased $8.2 million to a loss of $14.6 million for the three months ended June 30, 2016 from $6.4 million for the same period in 2015. Net loss for the three months ended June 30, 2016 includes a decrease in benefit from income taxes of $8.7 million. Adjusted EBITDA decreased $1.7 million, or 2.3%, to $72.1 million for the three months ended June 30, 2016 from $73.8 million for the same period in 2015. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

Business Developments

In May 2016, we acquired a noncontrolling interest in Vibes Media, LLC (“Vibes”) for $45 million. The investment consists of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. As part of the investment, Vibes will bring to Syniverse a scaled cloud-based mobile marketing software platform. Vibes will support integration of its platform into the Syniverse customer offering with sales and go-to-market training support. The combination of Syniverse’s capabilities and international footprint with Vibes’ platform and expertise will enable the expansion of sophisticated mobile marketing capabilities in markets around the globe. We account for Vibes as an equity method investment.

In April 2016, we announced the formation of SyntraPoint LLC, a joint venture between Syniverse and First Performance Global Corporation. Our economic interest in the joint venture is 50%. Institutions that use SyntraPoint will be able to allow their cardholders to receive real-time alerts through multiple cross-channel delivery mechanisms, including in-app push, SMS, phone call and email. Additionally, transaction controls on purchase limits and locations will allow cardholders to define how, when and where payment transactions may occur. We account for SyntraPoint LLC as an equity method investment.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $13.4 million during the six months ended June 30, 2016 as reflected in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $8.3 million related to this plan as of June 30, 2016 and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

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

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

•	Acquisition includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.

Results of Operations - Three Months Ended June 30, 2016 and 2015

The following table presents an overview of our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Three Months Ended June 30,
		% of		% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$164,510	83.2%	$183,783	85.0%	$(19,273)	(10.5)%
Enterprise & Intelligence Solutions	33,208	16.8%	32,402	15.0%	806	2.5%
Revenues	197,718	100.0%	216,185	100.0%	(18,467)	(8.5)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	89,527	45.3%	98,268	45.5%	(8,741)	(8.9)%
Sales and marketing	16,724	8.5%	19,190	8.9%	(2,466)	(12.9)%
General and administrative	29,761	15.1%	32,913	15.2%	(3,152)	(9.6)%
Depreciation and amortization	52,507	26.6%	55,013	25.4%	(2,506)	(4.6)%
Employee termination benefits	979	0.5%	83	—%	896	1,079.5%
Restructuring charges	(50)	—%	93	—%	(143)	(153.8)%
Acquisition	—	—%	11	—%	(11)	(100.0)%
	189,448	95.8%	205,571	95.1%	(16,123)	(7.8)%
Operating income	8,270	4.2%	10,614	4.9%	(2,344)	(22.1)%
Other income (expense), net:
Interest expense, net	(31,132)	(15.7)%	(30,432)	(14.1)%	(700)	2.3%
Equity income (loss) in investee	25	—%	(53)	—%	78	(147.2)%
Other, net	2,239	1.1%	(1,276)	(0.6)%	3,515	(275.5)%
	(28,868)	(14.6)%	(31,761)	(14.7)%	2,893	(9.1)%
Loss before benefit from income taxes	(20,598)	(10.4)%	(21,147)	(9.8)%	549	(2.6)%
Benefit from income taxes	(5,974)	(3.0)%	(14,711)	(6.8)%	8,737	(59.4)%
Net loss	$(14,624)	(7.4)%	$(6,436)	(3.0)%	$(8,188)	127.2%

Revenues

Revenues decreased $18.5 million, or 8.5%, to $197.7 million for the three months ended June 30, 2016 from $216.2 million for the same period in 2015.

Revenue from Mobile Transaction Services decreased $19.3 million, or 10.5%, to $164.5 million for the three months ended June 30, 2016 from $183.8 million for the same period in 2015. The decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $8.6 million and competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $3.2 million. Also contributing to the reduction were declines in our messaging and data optimization services totaling $7.1 million as a result of the loss of a large MVNO customer in the third quarter of 2015 and a decline in revenue derived from lower margin services that management has decided to de-emphasize. These declines were partially offset by continued organic growth within our IPX, fraud and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $0.8 million, or 2.5%, to $33.2 million for the three months ended June 30, 2016 from $32.4 million for the same period in 2015. The increase was driven by a combination of volume growth in our A2P messaging services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $16.1 million to $189.4 million for the three months ended June 30, 2016 from $205.6 million for the same period in 2015.

Cost of operations decreased $8.7 million to $89.5 million for the three months ended June 30, 2016 from $98.3 million for the same period in 2015. The table below summarizes our cost of operations by category:

	Three Months Ended June 30,		2016 compared to 2015
(in thousands)	2016	2015	$ change	% change
Cost of Operations:
Headcount and related costs	$23,810	$27,107	$(3,297)	(12.2)%
Variable costs	30,803	26,650	4,153	15.6%
Data processing, hosting and support costs	19,531	23,056	(3,525)	(15.3)%
Network costs	11,054	16,871	(5,817)	(34.5)%
Other operating related costs	4,329	4,584	(255)	(5.6)%
Cost of Operations	$89,527	$98,268	$(8,741)	(8.9)%

The decrease in headcount and related costs for the three months ended June 30, 2016 was driven by a reduction in headcount resulting from our March 2016 restructuring plan.

Variable costs increased $4.2 million for the three months ended June 30, 2016 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our enterprise messaging services. Other elements of Cost of Operations for the three months ended June 30, 2016 were generally lower as a result of lower volume related costs, reductions in data center expansion costs and lower network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations decreased to 45.3% from 45.5% for the three months ended June 30, 2016 and 2015, respectively.

Sales and marketing expense decreased $2.5 million to $16.7 million for the three months ended June 30, 2016 from $19.2 million for the same period in 2015. The decrease in sales and marketing expense was due primarily to lower headcount resulting from our March 2016 restructuring plan and lower variable compensation. As a percentage of revenues, sales and marketing expense was 8.5% and 8.9% for the three months ended June 30, 2016 and 2015, respectively.

General and administrative expense decreased $3.2 million to $29.8 million for the three months ended June 30, 2016 from $32.9 million for the same period in 2015. The decrease in general and administrative expense was due primarily to lower headcount related costs resulting from our March 2016 restructuring plan, a reduction in professional services costs and other cost saving initiatives, partially offset by an increase in share-based compensation. As a percentage of revenues, general and administrative expense was 15.1% and 15.2% for the three months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization expense decreased $2.5 million to $52.5 million for the three months ended June 30, 2016 from $55.0 million for the same period in 2015. The decrease was driven by $1.6 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition and a decrease of $0.9 million for depreciation of property and equipment primarily driven by lower capital expenditures.

Other Income (Expense), net

Interest expense, net increased $0.7 million to $31.1 million for the three months ended June 30, 2016 from $30.4 million for the same period in 2015. The increase was due primarily to amortization of original issue discount and deferred financing costs, partially offset by lower interest on the Initial and Tranche B Term Loans as a result of our debt payment in April 2016.

Other, net increased $3.5 million to a $2.2 million gain for the three months ended June 30, 2016 from a $1.3 million loss for the same period in 2015 primarily due to the weakening of the pound sterling in June 2016.

Benefit from Income Taxes

We recorded an income tax benefit of $6.0 million for the three months ended June 30, 2016, compared to a benefit of $14.7 million for the three months ended June 30, 2015. During the three months ended June 30, 2016 and 2015, the effective tax rate was a benefit of 29.0% and 69.6%, respectively. The change in our effective tax rate was chiefly attributable to (i) the reversal of a first quarter 2015 loss limitation during the three months ended June 30, 2015, (ii) impact of certain discrete items and (iii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Results of Operations - Six Months Ended June 30, 2016 and 2015

The following table presents an overview of our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Six Months Ended June 30,
		% of		% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$326,576	83.3%	$362,740	85.2%	$(36,164)	(10.0)%
Enterprise & Intelligence Solutions	65,586	16.7%	63,062	14.8%	2,524	4.0%
Revenues	392,162	100.0%	425,802	100.0%	(33,640)	(7.9)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	184,666	47.1%	199,808	46.9%	(15,142)	(7.6)%
Sales and marketing	37,859	9.7%	38,356	9.0%	(497)	(1.3)%
General and administrative	61,549	15.7%	66,844	15.7%	(5,295)	(7.9)%
Depreciation and amortization	103,237	26.3%	109,861	25.8%	(6,624)	(6.0)%
Employee termination benefits	994	0.3%	135	—%	859	636.3%
Restructuring charges	13,443	3.4%	(107)	—%	13,550	(12,663.6)%
Acquisition	—	—%	111	—%	(111)	(100.0)%
	401,748	102.4%	415,008	97.5%	(13,260)	(3.2)%
Operating income	(9,586)	(2.4)%	10,794	2.5%	(20,380)	(188.8)%
Other income (expense), net:
Interest expense, net	(61,789)	(15.8)%	(60,960)	(14.3)%	(829)	1.4%
Equity income (loss) in investee	91	—%	1	—%	90	9,000.0%
Other, net	2,182	0.6%	(2,823)	(0.7)%	5,005	(177.3)%
	(59,516)	(15.2)%	(63,782)	(15.0)%	4,266	(6.7)%
Loss before benefit from income taxes	(69,102)	(17.6)%	(52,988)	(12.4)%	(16,114)	30.4%
Benefit from income taxes	(38,689)	(9.9)%	(20,571)	(4.8)%	(18,118)	88.1%
Net loss	$(30,413)	(7.8)%	$(32,417)	(7.6)%	$2,004	(6.2)%

Revenues

Revenues decreased $33.6 million, or 7.9%, to $392.2 million for the six months ended June 30, 2016 from $425.8 million for the same period in 2015. Foreign currency translation contributed $1.5 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $36.2 million, or 10.0%, to $326.6 million for the six months ended June 30, 2016 from $362.7 million for the same period in 2015. Foreign currency translation contributed $1.4 million to the decline in revenue. The balance of the decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $17.3 million and competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $3.4 million. Also contributing to the reduction were declines in our messaging and data optimization services totaling $13.6 million as a result of the loss of a large MVNO customer in the third quarter of 2015 and approximately $7.5 million of revenue declines derived from a combination of discontinued services related to end-of-life Blackberry technology and de-emphasized lower margin services. These declines were partially offset by approximately $7.5 million of organic growth within our IPX, fraud and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $2.5 million, or 4.0%, to $65.6 million for the six months ended June 30, 2016 from $63.1 million for the same period in 2015. The increase was driven by a combination of volume growth in our A2P messaging services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $13.3 million to $401.7 million for the six months ended June 30, 2016 from $415.0 million for the same period in 2015. Included in costs and expenses for the six months ended June 30, 2016 was a $13.4 million charge related to the implementation of the March 2016 restructuring plan.

Cost of operations decreased $15.1 million to $184.7 million for the six months ended June 30, 2016 from $199.8 million for the same period in 2015. The table below summarizes our cost of operations by category:

	Six Months Ended June 30,		2016 compared to 2015
(in thousands)	2016	2015	$ change	% change
Cost of Operations:
Headcount and related costs	$51,829	$52,526	$(697)	(1.3)%
Variable costs	60,375	59,620	755	1.3%
Data processing, hosting and support costs	39,266	47,053	(7,787)	(16.5)%
Network costs	23,709	32,460	(8,751)	(27.0)%
Other operating related costs	9,487	8,149	1,338	16.4%
Cost of Operations	$184,666	$199,808	$(15,142)	(7.6)%

The decrease in headcount and related costs for the six months ended June 30, 2016 was driven by a reduction in headcount resulting from the March 2016 restructuring plan, partially offset by higher variable compensation costs and inflationary impacts of health and welfare costs.

Variable costs increased $0.8 million for the six months ended June 30, 2016 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our enterprise messaging services, partially offset by a one-time message termination expense in 2015. Other elements of Cost of Operations for the six months ended June 30, 2016 were generally lower as a result of lower volume related costs, reductions in data center expansion costs and lower network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations increased to 47.1% from 46.9% for the six months ended June 30, 2016 and 2015, respectively.

Sales and marketing expense decreased $0.5 million to $37.9 million for the six months ended June 30, 2016 from $38.4 million for the same period in 2015. The decrease in sales and marketing expense was due primarily to lower variable compensation and cost savings initiatives, partially offset by higher average headcount. As a percentage of revenues, sales and marketing expense was 9.7% and 9.0% for the six months ended June 30, 2016 and 2015, respectively.

General and administrative expense decreased $5.3 million to $61.5 million for the six months ended June 30, 2016 from $66.8 million for the same period in 2015. The decrease in general and administrative expense was due primarily to lower headcount related costs resulting from the March 2016 restructuring plan, a reduction in professional services costs and other cost saving initiatives, partially offset by an increase in share-based and variable compensation. As a percentage of revenues, general and administrative expense was 15.7% for the six months ended June 30, 2016 and 2015.

Depreciation and amortization expense decreased $6.6 million to $103.2 million for the six months ended June 30, 2016 from $109.9 million for the same period in 2015. The decrease was driven by $4.4 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition and a decrease of $2.2 million for depreciation of property and equipment primarily driven by lower capital expenditures.

Restructuring expense was $13.4 million for the six months ended June 30, 2016. The increase was primarily driven by severance costs related to the March 2016 restructuring plan. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding the restructuring plan.

Other Income (Expense), net

Interest expense, net increased $0.8 million to $61.8 million for the six months ended June 30, 2016 from $61.0 million for the same period in 2015. The increase was due primarily to amortization of original issue discount and deferred financing costs.

Other, net increased $5.0 million to a $2.2 million gain for the six months ended June 30, 2016 from a $2.8 million loss for the same period in 2015 primarily due to the weakening of the pound sterling in June 2016 and the weakening of the Euro value in 2015.

Benefit from Income Taxes

We recorded an income tax benefit of $38.7 million for the six months ended June 30, 2016, compared to a benefit of $20.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, the effective tax rate was a benefit of 56.0% and 38.8%, respectively. The change in our effective tax rate was chiefly attributable to the (i) impact of certain discrete items and (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility.     The unused commitment under the Revolving Credit Facility was $150.0 million at June 30, 2016. We believe that we have sufficient liquidity to meet currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below) we are required to make a mandatory principal payment on our Senior Credit Facility equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of June 30, 2016 approximately 62% of our cash and cash equivalents was held by our foreign subsidiaries.

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

We believe that our cash on hand, together with cash flow from operations and, if necessary, borrowings under the Revolving Credit Facility will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $75.6 million at June 30, 2016 as compared to $166.6 million at December 31, 2015. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$28,857	$66,886
Net cash used in investing activities	(71,080)	(32,442)
Net cash used in financing activities	(47,920)	(15,165)
Effect of exchange rate changes on cash	(825)	1,869
Net (decrease) increase in cash and cash equivalents	$(90,968)	$21,148

Net cash provided by operating activities was $28.9 million for the six months ended June 30, 2016, as compared to net cash provided by operating activities of $66.9 million for the six months ended June 30, 2015. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $19.9 million primarily due to lower operating income as compared to the prior year period; and

•
increased cash used for working capital of $18.1 million due primarily to an increase in the payment of annual performance-based compensation and timing of payments to vendors, partially offset by a decrease in accounts receivable, other accruals and lower income tax payments.

Net cash used in investing activities was $71.1 million for the six months ended June 30, 2016, as compared to $32.4 million for the six months ended June 30, 2015. The increase was driven by cash used for investment in Vibes of $40.2 million, partially offset by decreased capital expenditures of $1.5 million primarily due to reductions in investments for acquisition integration activities.

Net cash used in financing activities was $47.9 million for the six months ended June 30, 2016 as compared to $15.2 million for the six months ended June 30, 2015. The increase was due to an increase in debt repayments of $26.2 million during the first half of 2016 as compared to 2015, as well as increased payments on capital lease obligations of $5.8 million in the first half of 2016 as compared to 2015.

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
As of June 30, 2016, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $891.1 million and $663.2 million, respectively. At June 30, 2016, the applicable interest rate was 4.00% on these term loans based on the Eurodollar rate loan option.

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

Pursuant to the Senior Credit Facility, the financial maintenance covenant requires that our consolidated senior secured debt ratio, as of June 30, 2016 and the end of each fiscal quarter ended thereafter, be less than or equal to 5.00:1.00, if required to be tested. We are only required to comply with the covenant if the aggregate amount of any revolving credit loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10 million and any letters of credit which are cash collateralized to at least 105% of their maximum stated amount) outstanding exceeds 25% of all revolving credit commitments. As of June 30, 2016, there were no amounts outstanding under the Revolving Credit Facility.

9.125% senior unsecured notes due 2019

On December 2, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Senior Notes”). Interest on the notes is paid on January 15 and July 15 of each year.

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
Adjusted EBITDA is determined by adding the following items to net loss: other expense, net, excluding the impact of equity income (loss) in investee; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation; acquisition expense; business development, integration and other expenses; CEO transition costs; and the Carlyle annual management fee including related expenses.
We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure calculated in accordance with and used under the indenture governing our Credit Agreement.
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following tables:

	Three Months Ended June 30,
(in thousands)	2016	2015
Reconciliation to Adjusted EBITDA
Net loss	$(14,624)	$(6,436)
Equity income (loss) in investee	25	(53)
Other expense, net	28,868	31,761
Benefit from income taxes	(5,974)	(14,711)
Depreciation and amortization	52,507	55,013
Employee termination benefits (a)	979	83
Restructuring (b)	(50)	93
Non-cash stock-based compensation (c)	5,260	4,162
Acquisition (d)	—	11
Business development, integration and other expenses (e)	4,372	3,080
Consulting fee and related expenses (f)	730	795
Adjusted EBITDA	$72,093	$73,798

	Six Months Ended June 30,
(in thousands)	2016	2015
Reconciliation to Adjusted EBITDA
Net loss	$(30,413)	$(32,417)
Equity income in investee	91	1
Other expense, net	59,516	63,782
Benefit from income taxes	(38,689)	(20,571)
Depreciation and amortization	103,237	109,861
Employee termination benefits (a)	994	135
Restructuring (b)	13,443	(107)
Non-cash stock-based compensation (c)	9,437	6,413
Acquisitions (d)	—	111
Business development, integration and other expenses (e)	8,878	7,005
Consulting fee and related expenses (f)	1,501	1,590
Adjusted EBITDA	$127,995	$135,803

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Aicent Acquisition, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; CEO transition costs; and other expenses such as certain advisory services, employee retention, and certain data center migration costs.

(f)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.

Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for acquisition expense less capital expenditures.

We use Free Cash Flow as a measure to review and evaluate the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Six Months Ended June 30,
(in thousands)	2016	2015
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$28,857	$66,886
Acquisition	—	111
Capital expenditures	(31,097)	(32,552)
Free Cash Flow	$(2,240)	$34,445

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $373.0 million and $321.0 million as of June 30, 2016 and December 31, 2015, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2016 , we recorded $0.9 million and $1.7 million of expenses in each period, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2015, we recorded $0.8 million and $1.6 million of expenses in each period, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of June 30, 2016, Carlyle held $48.0 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as service provider. Revenues and expenses associated with these related parties were not material during the three and six months ended June 30, 2016 and 2015.

Contractual Obligations

There have been no material changes to our Contractual Obligations disclosure as filed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 2.00%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2016, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $1.9 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2016 would have increased or decreased our revenues and net loss by approximately $7.3 million and $2.7 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. Based on the evaluation, as of June 30, 2016, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
#10.1	Separation Agreement, dated as of May 9, 2016, among Syniverse Corporation and David W. Hitchcock. (1)
*#10.2	Third Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 10, 2016.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Date: August 10, 2016

INDEX OF EXHIBITS

Exhibit No.	Description
#10.1	Separation Agreement, dated as of May 9, 2016, among Syniverse Corporation and David W. Hitchcock. (1)
*#10.2	Third Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 10,2016.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement