Form 10-Q
period 2016-09-30
SYNIVERSE HOLDINGS INC
filed 2016-11-08
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of shares of common stock of the registrant outstanding at November 4, 2016 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,895	$166,581
Accounts receivable, net of allowances of $23,397 and $24,343, respectively	174,887	194,259
Income taxes receivable	9,261	6,058
Prepaid and other current assets	29,502	26,113
Total current assets	320,545	393,011
Property and equipment, net	110,887	114,504
Capitalized software, net	156,802	191,078
Goodwill	2,293,206	2,286,876
Identifiable intangibles, net	342,880	400,321
Deferred tax assets	3,307	3,280
Investment in unconsolidated subsidiaries	48,304	3,771
Other assets	8,954	13,499
Total assets	$3,284,885	$3,406,340
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$33,355	$50,443
Income taxes payable	859	2,112
Accrued liabilities	87,382	98,761
Deferred revenues	4,552	4,558
Current portion of capital lease obligation	18,148	14,667
Current portion of long-term debt, net of original issue discount and deferred financing costs	—	35,445
Total current liabilities	144,296	205,986
Long-term liabilities:
Deferred tax liabilities	129,452	165,570
Long-term capital lease obligation, less current portion	10,468	18,563
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,991,931	1,981,655
Other long-term liabilities	47,714	44,717
Total liabilities	2,323,861	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,263,142	1,250,139
Accumulated deficit	(218,807)	(169,838)
Accumulated other comprehensive loss	(90,309)	(97,586)
Total Syniverse Holdings, Inc. stockholder equity	954,026	982,715
Noncontrolling interest	6,998	7,134
Total equity	961,024	989,849
Total liabilities and stockholder equity	$3,284,885	$3,406,340

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$196,617	$223,899	$588,779	$649,701
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88,293	96,302	272,959	296,109
Sales and marketing	16,212	19,399	54,071	57,755
General and administrative	25,863	34,873	87,412	101,717
Depreciation and amortization	52,739	55,477	155,976	165,338
Employee termination benefits	(247)	366	747	501
Restructuring charges	1,087	(172)	14,530	(280)
Acquisition	—	—	—	111
Other operating income	(5,499)	—	(5,499)	—
	178,448	206,245	580,196	621,251
Operating income	18,169	17,654	8,583	28,450
Other income (expense), net:
Interest expense, net	(30,515)	(30,846)	(92,304)	(91,807)
Equity loss in investees	(213)	(2)	(122)	(1)
Other, net	532	2,397	2,714	(426)
	(30,196)	(28,451)	(89,712)	(92,234)
Loss before provision for (benefit from) income taxes	(12,027)	(10,797)	(81,129)	(63,784)
Provision for (benefit from) income taxes	5,136	(4,959)	(33,553)	(25,530)
Net loss	(17,163)	(5,838)	(47,576)	(38,254)
Net income attributable to nonredeemable noncontrolling interest	458	370	1,393	980
Net loss attributable to Syniverse Holdings, Inc.	$(17,621)	$(6,208)	$(48,969)	$(39,234)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(17,163)	$(5,838)	$(47,576)	$(38,254)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	6,351	1,129	7,130	(36,411)
Amortization of unrecognized loss included in net periodic pension cost (2)	61	50	138	149
Other comprehensive income (loss)	6,412	1,179	7,268	(36,262)
Comprehensive loss	(10,751)	(4,659)	(40,308)	(74,516)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	558	188	1,384	866
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(11,309)	$(4,847)	$(41,692)	$(75,382)

(1)
Foreign currency translation adjustments are shown net of income tax expense of $204 for the nine months ended September 30, 2016, and net of income tax (benefit) expense of $(24) and $209 for the three and nine months ended September 30, 2015, respectively.

(2)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $27 and $61 for the three and nine months ended September 30, 2016, respectively, and net of income tax benefit of $22 and $65 for the three and nine months ended September 30, 2015, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(39,234)	—	980	(38,254)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $209	—	—	—	—	(36,297)	(114)	(36,411)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $65	—	—	—	—	149	—	149
Stock-based compensation	—	—	11,752	—	—	—	11,752
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Contribution from Syniverse Corporation	—	—	885	—	—	—	885
Balance, September 30, 2015 (Unaudited)	1	$—	$1,244,745	$(158,481)	$(80,370)	$6,808	$1,012,702

Balance, December 31, 2015	1	$—	$1,250,139	$(169,838)	$(97,586)	$7,134	$989,849
Net (loss) income	—	—	—	(48,969)	—	1,393	(47,576)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax expense of $204	—	—	—	—	7,139	(9)	7,130
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $61	—	—	—	—	138	—	138
Stock-based compensation	—	—	13,049	—	—	—	13,049
Distribution to nonredeemable noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Distribution to Syniverse Corporation	—	—	(46)	—	—	—	(46)
Balance, September 30, 2016 (Unaudited)	1	$—	$1,263,142	$(218,807)	$(90,309)	$6,998	$961,024

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(47,576)	$(38,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	155,976	165,338
Amortization of original issue discount and deferred financing costs	11,074	9,849
Allowance for credit memos and uncollectible accounts	14,460	17,113
Deferred income tax benefit	(34,879)	(27,218)
Stock-based compensation	13,049	11,752
Other operating income	(5,499)	—
Other, net	(572)	2,591
Changes in operating assets and liabilities:
Accounts receivable	5,683	(27,293)
Income taxes receivable or payable	(4,428)	(5,911)
Prepaid and other current assets	(4,154)	(1,491)
Accounts payable	(17,214)	3,363
Accrued liabilities and deferred revenues	(12,629)	(12,624)
Other assets and other long-term liabilities	5,526	200
Net cash provided by operating activities	78,817	97,415
Cash flows from investing activities
Capital expenditures	(43,178)	(47,071)
Investment in unconsolidated subsidiaries	(40,544)	—
Redemption (purchase) of certificate of deposit	317	(90)
Proceeds from divestitures	—	2,225
Net cash used in investing activities	(83,405)	(44,936)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	15,000	—
Principal payments on Revolving Credit Facility	(15,000)	(10,000)
Debt modification costs paid	—	(177)
Principal payments on debt	(36,243)	—
Payments on capital lease obligations	(12,534)	(5,764)
(Distribution to) contribution from Syniverse Corporation	(5,046)	885
Distribution to nonredeemable noncontrolling interest	(1,520)	(1,211)
Net cash used in financing activities	(55,343)	(16,267)
Effect of exchange rate changes on cash	245	(1,417)
Net (decrease) increase in cash	(59,686)	34,795
Cash and cash equivalents at beginning of period	166,581	89,347
Cash and cash equivalents at end of period	$106,895	$124,142

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$8,955	$21,635
Issuance of Syniverse Corporation stock for investment in unconsolidated subsidiaries	$5,000	$—
Supplemental cash flow information
Interest paid	$92,536	$92,879
Income taxes paid	$5,755	$7,590

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
Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and over 500 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.
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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consists of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of September 30, 2016 was $44.3 million and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes will partner to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from commercial transactions with Vibes were $0.3 million and $0.5 million during the three months ended September 30, 2016 and the period from the investment date through September 30, 2016, respectively.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $309.7 million and $321.0 million as of September 30, 2016 and December 31, 2015, respectively.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test. In connection with our annual goodwill impairment analysis at October 1, 2015, the fair value of our reporting unit exceeded its carrying value. In the first quarter of 2016, we observed a decline in the fair value of our senior notes when evaluating whether events or changes in circumstances indicated that it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the fair value of our senior notes at that time was not suggestive of a material decline in the fair value of our reporting unit from the annual goodwill impairment analysis date. In the future, our reporting unit may be at risk of impairment if our operating results decline.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India and the Asia-Pacific region, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, we recorded foreign currency transaction gains of $0.5 million and $2.7 million, respectively. For the three and nine months ended September 30, 2015, we recorded foreign currency transaction gains of $2.4 million and losses of $0.4 million, respectively.

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

Revenues by service offerings were as follows:

	Three Months Ended September 30,
	2016	2015
(in thousands)	(Unaudited)
Mobile Transaction Services	$163,659	$191,073
Enterprise & Intelligence Solutions	32,958	32,826
Revenues	$196,617	$223,899

	Nine Months Ended September 30,
	2016	2015
(in thousands)	(Unaudited)
Mobile Transaction Services	$490,235	$553,813
Enterprise & Intelligence Solutions	98,544	95,888
Revenues	$588,779	$649,701

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,
	2016	2015
(in thousands)	(Unaudited)
North America	$120,609	$139,631
Europe, Middle East and Africa	34,559	37,306
Asia Pacific	29,262	32,857
Caribbean and Latin America	12,187	14,105
Revenues	$196,617	$223,899

	Nine Months Ended September 30,
	2016	2015
(in thousands)	(Unaudited)
North America	$364,829	$402,767
Europe, Middle East and Africa	100,254	109,250
Asia Pacific	87,172	94,572
Caribbean and Latin America	36,524	43,112
Revenues	$588,779	$649,701

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

3. Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which is included in ASC Topic 230. ASU 2016-15 includes multiple provisions intended to simplify various treatments of certain cash receipts and cash payments in the statement of cash flows under ASC Topic 230. The update is effective for the Company beginning January 1, 2018. Early adoption is permitted. The amendments in this update should be applied retrospectively to each period presented. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

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

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$36,282	$34,642
Accrued interest	15,799	26,743
Accrued network payables	13,997	15,368
Accrued revenue share expenses	3,100	2,805
Other accrued liabilities	18,204	19,203
Total accrued liabilities	$87,382	$98,761

5. Debt and Credit Facilities

Our total outstanding debt as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$891,057	$911,835
Original issue discount	(5,145)	(6,830)
Deferred financing costs	(11,939)	(15,373)
Tranche B Term Loans, due 2019	663,200	678,665
Original issue discount	(1,542)	(2,008)
Deferred financing costs	(11,118)	(14,475)
Senior Notes:
9.125% senior unsecured notes, due 2019	475,000	475,000
Deferred financing costs	(7,582)	(9,714)
Total Debt and Credit Facilities	1,991,931	2,017,100
Less: Current portion
Long-term debt, current portion	$—	$(36,243)
Original issue discount, current portion	—	192
Deferred financing costs, current portion	—	606
Long-term debt	$1,991,931	$1,981,655

Amortization of original issue discount and deferred financing costs for the three and nine months ended September 30, 2016 was $3.5 million and $11.1 million, respectively. Amortization of original issue discount and deferred financing costs for the three and nine months ended September 30, 2015 was $3.3 million and $9.8 million, respectively. Amortization is included in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer Holdings, Inc.), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. The unused commitment under the Revolving Credit Facility was $150.0 million at September 30, 2016.

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

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015
(in thousands)	(Unaudited)
Cost of operations	$122	$191
Sales and marketing	692	1,642
General and administrative	2,798	3,506
Stock-based compensation	$3,612	$5,339

	Nine Months Ended September 30,
	2016	2015
(in thousands)	(Unaudited)
Cost of operations	$458	$374
Sales and marketing	2,976	3,609
General and administrative	9,615	7,769
Stock-based compensation	$13,049	$11,752

The following table summarizes our stock option activity under the 2011 Plan for the nine months ended September 30, 2016:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2015	10,922,076	$11.19
Granted	1,265,000	10.00
Exercised	(68,334)	10.00
Canceled or expired	(2,319,997)	11.13
Outstanding at September 30, 2016	9,798,745	$11.06

The fair value of options granted during the nine months ended September 30, 2016 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.36%
Volatility factor	30.33%
Dividend yield	—%
Weighted average expected life of options (in years)	6.25

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the nine months ended September 30, 2016:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	2,264,482	$11.30
Granted	365,000	10.00
Vested	(952,232)	11.37
Forfeited	(259,000)	11.25
Outstanding at September 30, 2016	1,418,250	$10.93

7. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the nine months ended September 30, 2016:

	December 31, 2015				September 30, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,836	747	(1,120)	2	$1,465

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the nine months ended September 30, 2016:

	December 31, 2015				September 30, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
March 2016 Plan	—	14,075	(11,624)	(13)	2,438
October 2014 Plan	8,195	485	(2,508)	195	6,367
December 2010 Plan	492	(30)	(8)	12	466
Total	$8,687	$14,530	$(14,140)	$194	$9,271

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.1 million during the nine months ended September 30, 2016 which is included in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $11.6 million related to this plan as of September 30, 2016 and anticipate nearly all cash outlays to take place in the year ending December 31, 2016.

We expect to pay the remainder of the benefits outstanding under each of these plans by the end of the second quarter of 2017.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and nine months ended September 30, 2016, was a provision of

42.7% and a benefit of 41.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2015, was a benefit of 45.9% and 40.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items and (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

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

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of September 30, 2016, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and nine months ended September 30, 2016 and 2015.

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

The carrying value and fair value of our long-term debt, excluding original issue discount and deferred financing costs, as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$891,057	$784,130	$911,835	$683,876
Tranche B Term Loans	663,200	596,880	678,665	508,999
Senior Notes	475,000	356,250	475,000	220,875

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

11. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2016, we recorded $0.8 million and $2.4 million, respectively, of expenses in each period associated with the consulting fee and the reimbursement of out-of-pocket expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we recorded $0.7 million and $2.3 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2016, Carlyle held $52.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and nine months ended September 30, 2016 and 2015.

12. Other Operating Income

In the three and nine months ended September 30, 2016, we recorded a $5.5 million gain related to a one-time transfer of certain data center equipment from a vendor to Syniverse at no cost. The non-cash gain was measured at fair value using current prices for similar assets (Level 2 input) and is included in Other operating income in the accompanying unaudited condensed consolidated statements of operations.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2016 (IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,828	$58,067	$—	$106,895
Accounts receivable, net of allowances	—	127,908	46,979	—	174,887
Accounts receivable - affiliates	2,052,715	1,487,335	51,288	(3,591,338)	—
Income taxes receivable	—	2,433	6,828	—	9,261
Prepaid and other current assets	—	19,707	9,795	—	29,502
Total current assets	2,052,715	1,686,211	172,957	(3,591,338)	320,545
Property and equipment, net	—	85,494	25,393	—	110,887
Capitalized software, net	—	126,845	29,957	—	156,802
Goodwill	—	1,924,005	369,201	—	2,293,206
Identifiable intangibles, net	—	286,465	56,415	—	342,880
Deferred tax assets	152,188	—	3,307	(152,188)	3,307
Investment in unconsolidated subsidiaries	—	44,304	4,000	—	48,304
Other assets	—	6,566	2,388	—	8,954
Investment in subsidiaries	2,241,824	443,438	—	(2,685,262)	—
Total assets	$4,446,727	$4,603,328	$663,618	$(6,428,788)	$3,284,885

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$25,783	$7,572	$—	$33,355
Accounts payable - affiliates	1,485,207	2,070,821	35,310	(3,591,338)	—
Income taxes payable	—	44	815	—	859
Accrued liabilities	15,563	39,328	32,491	—	87,382
Deferred revenues	—	2,195	2,357	—	4,552
Current portion of capital lease obligation	—	18,074	74	—	18,148
Total current liabilities	1,500,770	2,156,245	78,619	(3,591,338)	144,296
Long-term liabilities:
Deferred tax liabilities	—	172,201	109,439	(152,188)	129,452
Long-term capital lease obligation, net of current portion	—	10,312	156	—	10,468
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,991,931	—	—	—	1,991,931
Other long-term liabilities	—	22,746	24,968	—	47,714
Total liabilities	3,492,701	2,361,504	213,182	(3,743,526)	2,323,861
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,175,043	2,213,073	579,833	(2,704,807)	1,263,142
(Accumulated deficit) retained earnings	(220,047)	28,218	(45,400)	18,422	(218,807)
Accumulated other comprehensive (loss) income	(970)	533	(90,995)	1,123	(90,309)
Total Syniverse, Inc. stockholder equity	954,026	2,241,824	443,438	(2,685,262)	954,026
Nonredeemable noncontrolling interest	—	—	6,998	—	6,998
Total equity	954,026	2,241,824	450,436	(2,685,262)	961,024
Total liabilities and stockholder equity	$4,446,727	$4,603,328	$663,618	$(6,428,788)	$3,284,885

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$153,838	$42,779	$—	$196,617
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	80,745	7,548	—	88,293
Sales and marketing	—	9,471	6,741	—	16,212
General and administrative	—	16,603	9,260	—	25,863
Depreciation and amortization	—	43,468	9,271	—	52,739
Employee termination benefits	—	(247)	—	—	(247)
Restructuring	—	338	749	—	1,087
Other Operating Income	—	(5,499)	—	—	(5,499)
	—	144,879	33,569	—	178,448
Operating income	—	8,959	9,210	—	18,169
Other income (expense), net:
(Loss) income from equity investment	(21,741)	(25,191)	—	46,932	—
Interest expense, net	(30,598)	(217)	300	—	(30,515)
Equity income in investee	—	(255)	42	—	(213)
Other, net	(3,884)	8,315	(3,899)	—	532
	(56,223)	(17,348)	(3,557)	46,932	(30,196)
(Loss) income before (benefit from) provision for income taxes	(56,223)	(8,389)	5,653	46,932	(12,027)
(Benefit from) provision for income taxes	(38,602)	13,352	30,386	—	5,136
Net (loss) income	(17,621)	(21,741)	(24,733)	46,932	(17,163)
Net income attributable to nonredeemable noncontrolling interest	—	—	458	—	458
Net (loss) income attributable to Syniverse, Inc.	$(17,621)	$(21,741)	$(25,191)	$46,932	$(17,621)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(17,621)	$(21,741)	$(24,733)	$46,932	$(17,163)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $0	—	—	6,351	—	6,351
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $27	—	—	61	—	61
Other comprehensive income	—	—	6,412	—	6,412
Comprehensive (loss) income	(17,621)	(21,741)	(18,321)	46,932	(10,751)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	558	—	558
Comprehensive (loss) income attributable to Syniverse, Inc.	$(17,621)	$(21,741)	$(18,879)	$46,932	$(11,309)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$459,878	$128,901	$—	$588,779
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	250,782	22,177	—	272,959
Sales and marketing	—	33,644	20,427	—	54,071
General and administrative	—	58,051	29,361	—	87,412
Depreciation and amortization	—	127,812	28,164	—	155,976
Employee termination benefits	—	698	49	—	747
Restructuring	—	9,784	4,746	—	14,530
Other Operating Income	—	(5,499)	—	—	(5,499)
	—	475,272	104,924	—	580,196
Operating (loss) income	—	(15,394)	23,977	—	8,583
Other income (expense), net:
(Loss) income from equity investment	(63,618)	(89,505)	—	153,123	—
Interest expense, net	(92,217)	(686)	599	—	(92,304)
Interest expense - affiliate, net	54	—	(54)	—	—
Equity income in investee	—	(255)	133	—	(122)
Other, net	(10,371)	15,203	(2,118)	—	2,714
	(166,152)	(75,243)	(1,440)	153,123	(89,712)
(Loss) income before (benefit from) provision for income taxes	(166,152)	(90,637)	22,537	153,123	(81,129)
(Benefit from) provision for income taxes	(117,183)	(27,019)	110,649	—	(33,553)
Net (loss) income	(48,969)	(63,618)	(88,112)	153,123	(47,576)
Net income attributable to nonredeemable noncontrolling interest	—	—	1,393	—	1,393
Net (loss) income attributable to Syniverse, Inc.	$(48,969)	$(63,618)	$(89,505)	$153,123	$(48,969)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(48,969)	$(63,618)	$(88,112)	$153,123	$(47,576)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $204	—	—	7,130	—	7,130
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $61	—	—	138	—	138
Other comprehensive income	—	—	7,268	—	7,268
Comprehensive (loss) income	(48,969)	(63,618)	(80,844)	153,123	(40,308)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	1,384	—	1,384
Comprehensive (loss) income attributable to Syniverse, Inc.	$(48,969)	$(63,618)	$(82,228)	$153,123	$(41,692)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	36,611	56,789	(14,583)	—	78,817
Cash flows from investing activities
Capital expenditures	—	(34,625)	(8,553)	—	(43,178)
Investment in unconsolidated subsidiaries	—	(40,544)	—	—	(40,544)
Redemption of certificate of deposit	—	107	210	—	317
Receipts on intercompany notes	4,917	—	—	(4,917)	—
Net cash provided by (used in) investing activities	4,917	(75,062)	(8,343)	(4,917)	(83,405)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	15,000	—	—	—	15,000
Principal payments on Revolving Credit Facility	(15,000)	—	—	—	(15,000)
Principal payments on debt	(36,243)	—	—	—	(36,243)
Payments on capital lease obligation	—	(12,484)	(50)	—	(12,534)
Distribution to Syniverse Corporation	(5,046)	—	—	—	(5,046)
Distribution to nonredeemable noncontrolling interest	—	—	(1,520)	—	(1,520)
Payments on intercompany notes	—	—	(4,917)	4,917	—
Net cash (used in) provided by financing activities	(41,289)	(12,484)	(6,487)	4,917	(55,343)
Effect of exchange rate changes on cash	(239)	—	484	—	245
Net (decrease) increase in cash	—	(30,757)	(28,929)	—	(59,686)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$48,828	$58,067	$—	$106,895

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,585	$86,996	$—	$166,581
Accounts receivable, net of allowances	—	145,180	49,079	—	194,259
Accounts receivable - affiliates	2,041,862	1,305,886	178,626	(3,526,374)	—
Interest receivable - affiliates	493	—	—	(493)	—
Income taxes receivable	—	2,597	3,461	—	6,058
Prepaid and other current assets	—	15,976	10,137	—	26,113
Total current assets	2,042,355	1,549,224	328,299	(3,526,867)	393,011
Property and equipment, net	—	88,125	26,379	—	114,504
Capitalized software, net	—	156,143	34,935	—	191,078
Goodwill	—	1,924,005	362,871	—	2,286,876
Identifiable intangibles, net	—	333,160	67,161	—	400,321
Long-term note receivable - affiliates	4,750	—	—	(4,750)	—
Deferred tax assets	23,445	—	3,280	(23,445)	3,280
Investment in unconsolidated subsidiaries	—	—	3,771	—	3,771
Other assets	—	10,939	2,560	—	13,499
Investment in subsidiaries	2,278,353	700,498	—	(2,978,851)	—
Total assets	$4,348,903	$4,762,094	$829,256	$(6,533,913)	$3,406,340

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$38,283	$12,160	$—	$50,443
Accounts payable - affiliates	1,322,641	2,174,942	28,791	(3,526,374)	—
Income taxes payable	—	348	1,764	—	2,112
Accrued liabilities	26,447	41,449	30,865	—	98,761
Accrued interest - affiliates	—	—	493	(493)	—
Deferred revenues	—	2,227	2,331	—	4,558
Current portion of capital lease obligation	—	14,607	60	—	14,667
Current portion of long-term debt, net of original issue discount and deferred financing costs	35,445	—	—	—	35,445
Total current liabilities	1,384,533	2,271,856	76,464	(3,526,867)	205,986
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,750	(4,750)	—
Deferred tax liabilities	—	174,146	14,869	(23,445)	165,570
Long-term capital lease obligation, net of current portion	—	18,382	181	—	18,563
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,981,655	—	—	—	1,981,655
Other long-term liabilities	—	19,357	25,360	—	44,717
Total liabilities	3,366,188	2,483,741	121,624	(3,555,062)	2,416,491
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,154,763	2,186,896	684,539	(2,776,059)	1,250,139
(Accumulated deficit) retained earnings	(171,078)	90,924	114,231	(203,915)	(169,838)
Accumulated other comprehensive (loss) income	(970)	533	(98,272)	1,123	(97,586)
Total Syniverse, Inc. stockholder equity	982,715	2,278,353	700,498	(2,978,851)	982,715
Nonredeemable noncontrolling interest	—	—	7,134	—	7,134
Total equity	982,715	2,278,353	707,632	(2,978,851)	989,849
Total liabilities and stockholder equity	$4,348,903	$4,762,094	$829,256	$(6,533,913)	$3,406,340

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$173,656	$50,243	$—	$223,899
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	87,603	8,699	—	96,302
Sales and marketing	—	12,330	7,069	—	19,399
General and administrative	—	25,067	9,806	—	34,873
Depreciation and amortization	—	43,416	12,061	—	55,477
Employee termination benefits	—	209	157	—	366
Restructuring	—	212	(384)	—	(172)
	—	168,837	37,408	—	206,245
Operating income	—	4,819	12,835	—	17,654
Other income (expense), net:
(Loss) income from equity investment	(9,260)	(12,824)	—	22,084	—
Interest expense, net	(30,702)	(238)	94	—	(30,846)
Interest expense - affiliate, net	49	—	(49)	—	—
Equity loss in investee	—	—	(2)	—	(2)
Other, net	(7,668)	9,036	990	39	2,397
	(47,581)	(4,026)	1,033	22,123	(28,451)
(Loss) income before (benefit from) provision for income taxes	(47,581)	793	13,868	22,123	(10,797)
(Benefit from) provision for income taxes	(41,336)	10,053	26,324	—	(4,959)
Net (loss) income	(6,245)	(9,260)	(12,456)	22,123	(5,838)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	370	370
Net (loss) income attributable to Syniverse, Inc.	$(6,245)	$(9,260)	$(12,456)	$21,753	$(6,208)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(6,245)	$(9,260)	$(12,456)	$22,123	$(5,838)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax benefit of $24	—	—	1,129	—	1,129
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $22	—	—	50	—	50
Other comprehensive income	—	—	1,179	—	1,179
Comprehensive (loss) income	(6,245)	(9,260)	(11,277)	22,123	(4,659)
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	188	188
Comprehensive (loss) income attributable to Syniverse, Inc.	$(6,245)	$(9,260)	$(11,277)	$21,935	$(4,847)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$503,446	$146,255	$—	$649,701
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	264,711	31,398	—	296,109
Sales and marketing	—	34,825	22,930	—	57,755
General and administrative	—	70,316	31,401	—	101,717
Depreciation and amortization	—	130,506	34,832	—	165,338
Employee termination benefits	—	194	307	—	501
Restructuring	—	293	(573)	—	(280)
Acquisitions	—	111	—	—	111
	—	500,956	120,295	—	621,251
Operating income	—	2,490	25,960	—	28,450
Other income (expense), net:
(Loss) income from equity investment	(100,135)	(44,718)	—	144,853	—
Interest expense, net	(91,622)	(613)	428	—	(91,807)
Interest expense - affiliate, net	144	—	(144)	—	—
Equity loss in investee	—	—	(1)	—	(1)
Other, net	47,175	(49,783)	4,254	(2,072)	(426)
	(144,438)	(95,114)	4,537	142,781	(92,234)
(Loss) income before (benefit from) provision for income taxes	(144,438)	(92,624)	30,497	142,781	(63,784)
(Benefit from) provision for income taxes	(103,938)	7,511	70,897	—	(25,530)
Net (loss) income	(40,500)	(100,135)	(40,400)	142,781	(38,254)
Net income attributable to nonredeemable noncontrolling interest	—	—	—	980	980
Net (loss) income attributable to Syniverse, Inc.	$(40,500)	$(100,135)	$(40,400)	$141,801	$(39,234)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(40,500)	$(100,135)	$(40,400)	$142,781	$(38,254)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $209	—	—	(36,411)	—	(36,411)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $65	—	—	149	—	149
Other comprehensive loss	—	—	(36,262)	—	(36,262)
Comprehensive (loss) income	(40,500)	(100,135)	(76,662)	142,781	(74,516)
Less: comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	866	866
Comprehensive (loss) income attributable to Syniverse, Inc.	$(40,500)	$(100,135)	$(76,662)	$141,915	$(75,382)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN THOUSANDS)

	Syniverse, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	9,292	39,846	48,277	—	97,415
Cash flows from investing activities
Capital expenditures	—	(37,416)	(9,655)	—	(47,071)
Redemption (purchase) of certificate of deposit	—	433	(523)	—	(90)
Proceeds from divestitures	—	3	2,222	—	2,225
Net cash used in investing activities	—	(36,980)	(7,956)	—	(44,936)
Cash flows from financing activities
Principal payments on Revolving Credit Facility	(10,000)	—	—	—	(10,000)
Debt modification costs paid	(177)	—	—	—	(177)
Payments on capital lease obligation	—	(5,678)	(86)	—	(5,764)
Distribution to Syniverse Corporation	885	—	—	—	885
Distribution to nonredeemable noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(9,292)	(5,678)	(1,297)	—	(16,267)
Effect of exchange rate changes on cash	—	—	(1,417)	—	(1,417)
Net (decrease) increase in cash	—	(2,812)	37,607	—	34,795
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$35,873	$88,269	$—	$124,142

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
Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and over 500 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.
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

Executive Overview
Financial Highlights
Revenues decreased $27.3 million, or 12.2%, to $196.6 million for the three months ended September 30, 2016, from $223.9 million for the same period in 2015. Operating income increased $0.5 million to income of $18.2 million for the three months ended September 30, 2016 from income of $17.7 million for the same period in 2015. Net loss increased $11.3 million to a loss of $17.2 million for the three months ended September 30, 2016 from a loss of $5.8 million for the same period in 2015. Net loss for the three months ended September 30, 2016 includes an increase in provision for (benefit from) income taxes of $10.1 million. Adjusted EBITDA decreased $8.5 million, or 10.4%, to $72.8 million for the three months ended September 30, 2016 from $81.3 million for the same period in 2015. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

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

•	Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

•	Acquisition includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.

Results of Operations - Three Months Ended September 30, 2016 and 2015

The following table presents an overview of our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Three Months Ended September 30,
		% of		% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$163,659	83.2%	$191,073	85.3%	$(27,414)	(14.3)%
Enterprise & Intelligence Solutions	32,958	16.8%	32,826	14.7%	132	0.4%
Revenues	196,617	100.0%	223,899	100.0%	(27,282)	(12.2)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88,293	44.9%	96,302	43.0%	(8,009)	(8.3)%
Sales and marketing	16,212	8.2%	19,399	8.7%	(3,187)	(16.4)%
General and administrative	25,863	13.2%	34,873	15.6%	(9,010)	(25.8)%
Depreciation and amortization	52,739	26.8%	55,477	24.8%	(2,738)	(4.9)%
Employee termination benefits	(247)	(0.1)%	366	0.2%	(613)	(167.5)%
Restructuring charges	1,087	0.6%	(172)	(0.1)%	1,259	(732.0)%
Other operating income	(5,499)	(2.8)%	—	—%	(5,499)	—%
	178,448	90.8%	206,245	92.1%	(27,797)	(13.5)%
Operating income	18,169	9.2%	17,654	7.9%	515	2.9%
Other income (expense), net:
Interest expense, net	(30,515)	(15.5)%	(30,846)	(13.8)%	331	(1.1)%
Equity loss in investees	(213)	(0.1)%	(2)	—%	(211)	10,550.0%
Other, net	532	0.3%	2,397	1.1%	(1,865)	(77.8)%
	(30,196)	(15.4)%	(28,451)	(12.7)%	(1,745)	6.1%
Loss before provision for (benefit from) income taxes	(12,027)	(6.1)%	(10,797)	(4.8)%	(1,230)	11.4%
Provision for (benefit from) income taxes	5,136	2.6%	(4,959)	(2.2)%	10,095	(203.6)%
Net loss	$(17,163)	(8.7)%	$(5,838)	(2.6)%	$(11,325)	194.0%

Revenues

Revenues decreased $27.3 million, or 12.2%, to $196.6 million for the three months ended September 30, 2016 from $223.9 million for the same period in 2015.

Revenue from Mobile Transaction Services decreased $27.4 million, or 14.3%, to $163.7 million for the three months ended September 30, 2016 from $191.1 million for the same period in 2015. The decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $8.8 million and competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $4.1 million. Also contributing to the reduction were declines in our messaging and data optimization services totaling $5.5 million as a result of the loss of a large MVNO customer in the third quarter of 2015 and declines in our signaling services of $6.6 million, primarily related to volume reductions in CDMA partially offset by volume growth in GSM/LTE. Revenues were also impacted by a decline in certain lower margin non-strategic services that management has decided to de-emphasize, substantially offset by continued organic growth within our IPX, fraud and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $0.1 million, or 0.4%, to $33.0 million for the three months ended September 30, 2016 from $32.8 million for the same period in 2015. The increase was driven primarily by volume growth in our A2P messaging services and growth in our mobile engagement services, mostly offset by declines in mobile intelligence services provided to certain mobile operators.

Costs and Expenses

Costs and expenses decreased $27.8 million to $178.4 million for the three months ended September 30, 2016 from $206.2 million for the same period in 2015.

Cost of operations decreased $8.0 million to $88.3 million for the three months ended September 30, 2016 from $96.3 million for the same period in 2015. The table below summarizes our cost of operations by category:

	Three Months Ended September 30,		2016 compared to 2015
(in thousands)	2016	2015	$ change	% change
Cost of Operations:
Headcount and related costs	$23,458	$28,419	$(4,961)	(17.5)%
Variable costs	31,019	25,680	5,339	20.8%
Data processing, hosting and support costs	20,200	23,138	(2,938)	(12.7)%
Network costs	11,004	15,977	(4,973)	(31.1)%
Other operating related costs	2,612	3,088	(476)	(15.4)%
Cost of Operations	$88,293	$96,302	$(8,009)	(8.3)%

The decrease in headcount and related costs for the three months ended September 30, 2016 was driven by a reduction in headcount resulting from our March 2016 restructuring plan and lower variable compensation costs.

Variable costs increased $5.3 million for the three months ended September 30, 2016 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the three months ended September 30, 2016 were generally lower as a result of lower volume related costs, reductions in data center expansion costs and lower network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations was 44.9% and 43.0% for the three months ended September 30, 2016 and 2015, respectively.

Sales and marketing expense decreased $3.2 million to $16.2 million for the three months ended September 30, 2016 from $19.4 million for the same period in 2015. The decrease in sales and marketing expense was due primarily to lower headcount resulting from our March 2016 restructuring plan and lower variable compensation. As a percentage of revenues, sales and marketing expense was 8.2% and 8.7% for the three months ended September 30, 2016 and 2015, respectively.

General and administrative expense decreased $9.0 million to $25.9 million for the three months ended September 30, 2016 from $34.9 million for the same period in 2015. The decrease in general and administrative expense was due primarily to lower headcount related costs resulting from our March 2016 restructuring plan, a reduction in professional services costs and other cost saving initiatives and lower share-based and variable compensation. As a percentage of revenues, general and administrative expense was 13.2% and 15.6% for the three months ended September 30, 2016 and 2015, respectively.

Depreciation and amortization expense decreased $2.7 million to $52.7 million for the three months ended September 30, 2016 from $55.5 million for the same period in 2015. The decrease was driven by $1.6 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition and a decrease of $1.1 million for depreciation of property and equipment primarily driven by lower capital expenditures.

Other operating income includes a gain of $5.5 million as a result of a one-time transfer of certain data center equipment to Syniverse at no cost during the three months ended September 30, 2016.

Other Income (Expense), net

Interest expense, net decreased $0.3 million to $30.5 million for the three months ended September 30, 2016 from $30.8 million for the same period in 2015. The decrease was due primarily to lower interest on the Initial Term Loans and the Tranche B Term Loans as a result of our debt payment in April 2016.

Other, net decreased $1.9 million to a $0.5 million gain for the three months ended September 30, 2016 from a $2.4 million gain for the same period in 2015 primarily due to the weakening of the Euro value in 2015.

Benefit from Income Taxes

We recorded an income tax provision of $5.1 million for the three months ended September 30, 2016, compared to a benefit of $5.0 million for the three months ended September 30, 2015. During the three months ended September 30, 2016 and 2015, the effective tax rate was a provision of 42.7% and a benefit of 45.9%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items and (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Results of Operations - Nine Months Ended September 30, 2016 and 2015

The following table presents an overview of our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Nine Months Ended September 30,
		% of		% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$490,235	83.3%	$553,813	85.2%	$(63,578)	(11.5)%
Enterprise & Intelligence Solutions	98,544	16.7%	95,888	14.8%	2,656	2.8%
Revenues	588,779	100.0%	649,701	100.0%	(60,922)	(9.4)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	272,959	46.4%	296,109	45.6%	(23,150)	(7.8)%
Sales and marketing	54,071	9.2%	57,755	8.9%	(3,684)	(6.4)%
General and administrative	87,412	14.8%	101,717	15.7%	(14,305)	(14.1)%
Depreciation and amortization	155,976	26.5%	165,338	25.4%	(9,362)	(5.7)%
Employee termination benefits	747	0.1%	501	0.1%	246	49.1%
Restructuring charges	14,530	2.5%	(280)	—%	14,810	(5,289.3)%
Acquisition	—	—%	111	—%	(111)	(100.0)%
Other operating income	(5,499)	(0.9)%	—	—%	(5,499)	—%
	580,196	98.5%	621,251	95.6%	(41,055)	(6.6)%
Operating income	8,583	1.5%	28,450	4.4%	(19,867)	(69.8)%
Other income (expense), net:
Interest expense, net	(92,304)	(15.7)%	(91,807)	(14.1)%	(497)	0.5%
Equity loss in investees	(122)	—%	(1)	—%	(121)	12,100.0%
Other, net	2,714	0.5%	(426)	(0.1)%	3,140	(737.1)%
	(89,712)	(15.2)%	(92,234)	(14.2)%	2,522	(2.7)%
Loss before provision for (benefit from) income taxes	(81,129)	(13.8)%	(63,784)	(9.8)%	(17,345)	27.2%
Provision for (benefit from) income taxes	(33,553)	(5.7)%	(25,530)	(3.9)%	(8,023)	31.4%
Net loss	$(47,576)	(8.1)%	$(38,254)	(5.9)%	$(9,322)	24.4%

Revenues

Revenues decreased $60.9 million, or 9.4%, to $588.8 million for the nine months ended September 30, 2016 from $649.7 million for the same period in 2015. Foreign currency translation contributed $1.6 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $63.6 million, or 11.5%, to $490.2 million for the nine months ended September 30, 2016 from $553.8 million for the same period in 2015. Foreign currency translation contributed $1.5 million to the decline in revenue. The balance of the decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $26.1 million and competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $7.5 million. Also contributing to the reduction were declines in our messaging and data optimization services totaling $19.1 million as a result of the loss of a large MVNO customer in the third quarter of 2015 and declines in our signaling services of $5.1 million, primarily related to volume reductions in CDMA partially offset by volume growth in GMS/LTE. Revenues were also impacted by approximately $13.0 million of revenue declines derived from a combination of discontinued services related to end-of-life Blackberry technology and de-emphasized certain lower margin non-strategic services, substantially offset by $12.2 million of organic growth within our IPX, fraud and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $2.7 million, or 2.8%, to $98.5 million for the nine months ended September 30, 2016 from $95.9 million for the same period in 2015. The increase was driven by a combination of volume growth in our A2P messaging services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies, partially offset by declines in mobile intelligence services provided to certain mobile operators.

Costs and Expenses

Costs and expenses decreased $41.1 million to $580.2 million for the nine months ended September 30, 2016 from $621.3 million for the same period in 2015. Included in costs and expenses for the nine months ended September 30, 2016 was a $14.5 million charge related to the implementation of the March 2016 restructuring plan.

Cost of operations decreased $23.2 million to $273.0 million for the nine months ended September 30, 2016 from $296.1 million for the same period in 2015. The table below summarizes our cost of operations by category:

	Nine Months Ended September 30,		2016 compared to 2015
(in thousands)	2016	2015	$ change	% change
Cost of Operations:
Headcount and related costs	$75,287	$80,945	$(5,658)	(7.0)%
Variable costs	91,394	85,300	6,094	7.1%
Data processing, hosting and support costs	59,466	70,191	(10,725)	(15.3)%
Network costs	34,713	48,436	(13,723)	(28.3)%
Other operating related costs	12,099	11,237	862	7.7%
Cost of Operations	$272,959	$296,109	$(23,150)	(7.8)%

The decrease in headcount and related costs for the nine months ended September 30, 2016 was driven by a reduction in headcount resulting from the March 2016 restructuring plan.

Variable costs increased $6.1 million for the nine months ended September 30, 2016 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services, partially offset by a one-time message termination expense in 2015. Other elements of Cost of Operations for the nine months ended September 30, 2016 were generally lower as a result of lower volume related costs, reductions in data center expansion costs and lower network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations was 46.4% and 45.6% for the nine months ended September 30, 2016 and 2015, respectively.

Sales and marketing expense decreased $3.7 million to $54.1 million for the nine months ended September 30, 2016 from $57.8 million for the same period in 2015. The decrease in sales and marketing expense was due primarily to lower share-based and variable compensation and cost savings initiatives. As a percentage of revenues, sales and marketing expense was 9.2% and 8.9% for the nine months ended September 30, 2016 and 2015, respectively.

General and administrative expense decreased $14.3 million to $87.4 million for the nine months ended September 30, 2016 from $101.7 million for the same period in 2015. The decrease in general and administrative expense was due primarily to lower headcount related costs resulting from the March 2016 restructuring plan, a reduction in professional services costs and other cost saving initiatives and lower variable compensation, partially offset by an increase in share-based compensation. As a percentage of revenues, general and administrative expense was 14.8% and 15.7% for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation and amortization expense decreased $9.4 million to $156.0 million for the nine months ended September 30, 2016 from $165.3 million for the same period in 2015. The decrease was driven by $6.1 million lower amortization of intangible assets, including capitalized software, resulting from our pattern of consumption amortization method for customer related intangibles valued in the MACH Acquisition and a decrease of $3.3 million for depreciation of property and equipment primarily driven by lower capital expenditures.

Restructuring expense was $14.5 million for the nine months ended September 30, 2016. The increase was primarily driven by severance costs related to the March 2016 restructuring plan. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding the restructuring plan.

Other operating income includes a gain of $5.5 million as a result of a one-time transfer of certain data center equipment to Syniverse at no cost during the three months ended September 30, 2016.

Other Income (Expense), net

Interest expense, net increased $0.5 million to $92.3 million for the nine months ended September 30, 2016 from $91.8 million for the same period in 2015. The increase was due primarily to amortization of original issue discount and deferred financing costs, partially offset by lower interest on the Initial Term Loans and the Tranche B Term Loans as a result of our debt payment in April 2016.

Other, net increased $3.1 million to a $2.7 million gain for the nine months ended September 30, 2016 from a $0.4 million loss for the same period in 2015 primarily due to the weakening of the pound sterling in June 2016 and the weakening of the Euro value in 2015.

Benefit from Income Taxes

We recorded an income tax benefit of $33.6 million for the nine months ended September 30, 2016, compared to a benefit of $25.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the effective tax rate was a benefit of 41.4% and 40.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items and (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations and we believe that we have sufficient liquidity to meet currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below) we are required to make a mandatory principal payment on our Senior Credit Facility equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of September 30, 2016 approximately 54% of our cash and cash equivalents were held by our foreign subsidiaries.

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

We believe that our cash on hand, together with cash flow from operations will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $106.9 million at September 30, 2016 as compared to $166.6 million at December 31, 2015. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$78,817	$97,415
Net cash used in investing activities	(83,405)	(44,936)
Net cash used in financing activities	(55,343)	(16,267)
Effect of exchange rate changes on cash	245	(1,417)
Net (decrease) increase in cash and cash equivalents	$(59,686)	$34,795

Net cash provided by operating activities was $78.8 million for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $97.4 million for the nine months ended September 30, 2015. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $32.5 million primarily due to lower operating income as compared to the prior year period.

The decrease was partially offset by:

•
increased cash provided by working capital of $13.9 million due primarily to a decrease in accounts receivable, other accruals and lower income tax payments, partially offset by an increase in the payment of annual performance-based compensation and timing of payments to vendors.

Net cash used in investing activities was $83.4 million for the nine months ended September 30, 2016, as compared to $44.9 million for the nine months ended September 30, 2015. The increase was driven by:

•	cash used for investment in Vibes of $40.5 million; and

•	a decrease in proceeds from divestitures of $2.2 million.

The increase was partially offset by:

•	decreased capital expenditures of $3.9 million primarily due to reductions in investments for acquisition integration activities.

Net cash used in financing activities was $55.3 million for the nine months ended September 30, 2016 as compared to $16.3 million for the nine months ended September 30, 2015. The increase was due to:

•	increase in debt repayments of $26.2 million during 2016 as compared to 2015;

•	increased payments on capital lease obligations of $6.8 million in 2016 as compared to 2015; and

•	distributions to Syniverse Corporation of $5.0 million in 2016 due to share repurchases in connection with share-based compensation as compared to contributions of $0.9 million in 2015.

Debt and Credit Facilities

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer Holdings, Inc.), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders that are from time to time a party thereto, providing for a senior credit facility

(the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit.

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
As of September 30, 2016, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $891.1 million and $663.2 million, respectively. At September 30, 2016, the applicable interest rate was 4.00% on these term loans based on the Eurodollar rate loan option.

Pursuant to the Senior Credit Facility, the financial maintenance covenant requires that our consolidated senior secured debt ratio, as of June 30, 2016 and the end of each fiscal quarter ended thereafter, be less than or equal to 5.00:1.00, if required to be tested. We are only required to comply with the covenant if the aggregate amount of any revolving credit loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10 million and any letters of credit which are cash collateralized to at least 105% of their maximum stated amount) outstanding exceeds 25% of all revolving credit commitments. As of September 30, 2016, there were no amounts outstanding under the Revolving Credit Facility. Availability to draw on the Revolving Credit Facility is conditioned on, among other things, the consolidated senior secured debt ratio not exceeding 5.00:1.00 after giving pro forma effect to the applicable borrowing thereunder. The Revolving Credit Facility matures on April 23, 2017.

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
Adjusted EBITDA is determined by adding the following items to net loss: other expense, net, excluding the impact of equity loss in investee; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation; acquisition expense; other operating income; business development, integration and other expenses; CEO transition costs; and the Carlyle annual management fee including related expenses.
We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure calculated in accordance with our Credit Agreement and used under the indenture governing our Senior Notes.

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following tables:

	Three Months Ended September 30,
(in thousands)	2016	2015
Reconciliation to Adjusted EBITDA
Net loss	$(17,163)	$(5,838)
Equity loss in investees	—	(2)
Other expense, net	30,196	28,451
Provision for (benefit from) income taxes	5,136	(4,959)
Depreciation and amortization	52,739	55,477
Employee termination benefits (a)	(247)	366
Restructuring (b)	1,087	(172)
Non-cash stock-based compensation (c)	3,612	5,339
Acquisition (d)	—	—
Other Operating Income (e)	(5,499)	—
Business development, integration and other expenses (f)	2,202	1,862
Consulting fee and related expenses (g)	780	744
Adjusted EBITDA	$72,843	$81,268

	Nine Months Ended September 30,
(in thousands)	2016	2015
Reconciliation to Adjusted EBITDA
Net loss	$(47,576)	$(38,254)
Equity loss in investees	91	(1)
Other expense, net	89,712	92,234
Benefit from income taxes	(33,553)	(25,530)
Depreciation and amortization	155,976	165,338
Employee termination benefits (a)	747	501
Restructuring (b)	14,530	(280)
Non-cash stock-based compensation (c)	13,049	11,752
Acquisitions (d)	—	111
Other Operating Income (e)	(5,499)	—
Business development, integration and other expenses (f)	11,080	8,868
Consulting fee and related expenses (g)	2,281	2,334
Adjusted EBITDA	$200,838	$217,073

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Aicent Acquisition, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)	Reflects a one-time transfer of certain data center equipment to Syniverse at no cost.

(f)
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
A reconciliation of net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$78,817	$97,415
Acquisition	—	111
Capital expenditures	(43,178)	(47,071)
Free Cash Flow	$35,639	$50,455

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $309.7 million and $321.0 million as of September 30, 2016 and December 31, 2015, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2016 , we recorded $0.8 million and $2.4 million of expenses in each period, respectively, associated with the consulting fee and the reimbursement of out-of-pocket expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we recorded $0.7 million and $2.3 million of expenses in each period, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2016, Carlyle held $52.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and nine months ended September 30, 2016 and 2015.

Contractual Obligations

There have been no material changes to our Contractual Obligations disclosure as filed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Term Loan Facilities. Our Term Loan Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the credit agreement governing our Term Loan Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 2.00%. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2016, a one-eighth percent change in assumed interest rates on our Term Loan Facilities would result in $1.9 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2016 would have increased or decreased our revenues and net loss by approximately $11.0 million and $3.8 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2016. Based on the evaluation, as of September 30, 2016, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 3, 2016, the Board of Directors (the “Board”) of Syniverse Holdings, Inc. (“Syniverse” or the “Company”) voted to increase the size of the Board from eight (8) to nine (9) directors in accordance with Section 1 of Article III of the Company’s Amended and Restated By-laws.

On November 3, 2016, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, elected Daniel S. Mead to serve as a director of the Board effective immediately.  There are no arrangements or understandings pursuant to which Mr. Mead was elected as a director, and there are no related party transactions between the Company and Mr. Mead reportable under Item 404(a) of Regulation S-K.

For his service as a director of the Board, Mr. Mead will receive an annual cash retainer of $75,000.  In addition, Mr. Mead will receive an annual grant of restricted stock units issued under the Syniverse Corporation 2011 Equity Incentive Plan with a fair market value equal to $150,000.  All cash and equity compensation received by Mr. Mead for his Board service shall be prorated for his first year of service.

ITEM 6. EXHIBITS

Exhibit No.	Description
#10.1	Third Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (1)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 11, 2016.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Chief Financial Officer
Date: November 8, 2016

INDEX OF EXHIBITS

Exhibit No.	Description
#10.1	Third Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (1)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 11, 2016.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement