Form 10-K
period 2016-12-31
SYNIVERSE HOLDINGS INC
filed 2017-03-07
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
 _________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant is $0 as the registrant is a privately held corporation and its common stock is not publicly traded. The number of shares of common stock of the registrant outstanding at March 3, 2017 was 1,000.
Documents Incorporated by Reference
None

SYNIVERSE HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control and you should not place undue reliance on these forward looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described under the heading “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	security breaches which could result in significant liabilities;

•	our ability to acquire and integrate complementary business and technologies;

•	our ability to adapt quickly to technological and other changes;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network buildouts by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	increased competition;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain;

•	our ability to attract and retain key personnel;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally, including in countries targeted by economic sanctions;

•	changes in the regulatory landscape affecting us and our customers;

•	additional costs and liabilities for maintaining customer privacy;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on their intellectual property rights;

•	our ability to achieve desired organic growth;

•	our ability to service our indebtedness;

•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

•	the significant influence Carlyle has over corporate decisions;

•	fluctuation in currency exchange rates;

•	our compliance with international tax laws; and

•	impairment of our intangible assets or goodwill.

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

Overview

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries, enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle over $16 billion annually between our customers.

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

Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and 500 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.

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
We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues were generated by transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and includes tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. We have long-standing customer relationships, with an average tenure of 18 years among our top 10 customers and have maintained a customer contract renewal rate of 95% or higher over the past nine years. Our transaction-based and monthly recurring fee revenue model coupled with our long-term contracts and customer relationships provides us with a highly predictable and recurring revenue stream, with approximately 90% of our annual revenue for each of the last seven years earned under contracts in place at the beginning of the year. Our scalable infrastructure provides significant operating leverage, allowing us to benefit from volume growth and rapidly scale our services across customers, markets, and geographies with relatively low marginal costs. Our efficient management of capital expenditures and low working capital needs lead to significant free cash flow that we may use to repay indebtedness, make acquisitions and fund future growth in the business.
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

Revenues by service offerings were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Mobile Transaction Services	$649,948	$731,496	$782,116
Enterprise & Intelligence Solutions	131,944	129,979	134,179
Revenues	$781,892	$861,475	$916,295

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
North America	$483,329	$534,178	$585,455
Europe, Middle East and Africa	133,293	143,837	165,661
Asia Pacific	116,960	125,175	101,714
Caribbean and Latin America	48,310	58,285	63,465
Revenues	$781,892	$861,475	$916,295

For the years ended December 31, 2016, 2015 and 2014, we derived 57.0%, 57.8% and 59.7% of our revenues from customers in the United States, respectively.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	December 31,
(in thousands)	2016	2015
North America	$201,753	$227,359
Europe, Middle East and Africa	35,624	63,301
Asia Pacific	14,058	14,186
Caribbean and Latin America	638	736
Long-lived assets, net	$252,073	$305,582

For the years ended December 31, 2016 and 2015, 80.0% and 74.4%, respectively, of our long-lived assets were located in the United States.

Mobile Transaction Services

With the emergence of new technologies and market entrants within the mobile ecosystem, it remains critical to connect disparate networks and partners to deliver seamless and ubiquitous services to end-users. In order for an end-user to complete a call, initiate a data session, send a message, or perform numerous other functions using their mobile device, MNOs must connect with one another and exchange information. These connections and exchanges vary in complexity depending upon geography, technology, application and device. Our core strength is solving that complexity, bridging parties together to deliver seamless service to end-users. We provide the interconnection between approximately 1,000 MNOs, processing over 4 billion billable transactions each day between and among these MNOs. This transaction processing facilitates clearing of transaction records, settlement of transaction fees, authentication and activation of subscribers and advanced data transport services, among other mission-critical services. Any time information passes from one network to another, we can provide the connection and process the transaction that enables the exchange.

Clear, Process and Exchange Inter-operator Billing Records

We are the largest global clearinghouse providing transaction processing services to over 500 MNOs globally to validate, clear, process and exchange inter-operator billing records. Several times per day our customers send us billing detail records related to all of the roaming end-users to whom they are providing service. Our clearinghouse service verifies the accuracy and rates on these records and routes the records to the related operator. We ensure for our customers that any change in technology is seamless, moving from 2G to 3G and LTE, as well as any future evolutions.

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

Process and Settle Payments between Participants in the Mobile Ecosystem

We are the largest wholesale provider of financial settlement services to the mobile industry, providing these services to MNOs to settle over $16 billion annually between our customers. On a monthly basis we determine the wholesale fees owed between and among our MNO customers and their roaming partners and perform the reconciliation, generate the invoicing and settle the payment of these wholesale roaming fees.

Activate, Authenticate and Authorize End-user Mobile Activities

We provide signaling solutions that deliver over 9 billion records daily while operating with 99.999% availability. These records authenticate the identity of end-users while roaming and authorize the appropriate level of service in the visited network. Our signaling solutions and ability to interact with specialized MNO databases are used by MNOs to communicate with each other regarding the activities taking place outside their home 2G, 3G, LTE or Wi-Fi networks. Our number portability services, active in several countries, allow end-users to keep their mobile numbers when activating service on a new network. As service providers continue to leverage their networks to introduce new services, we work with our customers to develop and manage new signaling solutions to activate, authenticate and authorize these new services between MNOs.

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

Provide Data Transport Services over Our Global IP Data Network Regardless of Technology Protocol

We operate the largest independent global IPX network with more than 300 direct MNO connections and 29 network access points through which we provide both interconnectivity and roaming services between MNOs. We launched our IPX network in 2009 with a broad range of services, including a comprehensive LTE portfolio. LTE roaming services have been available since January 2012 with over 130 live LTE roaming customers across more than 2,500 LTE roaming routes. IP networks are used by MNOs and M2M providers for the transport of end-user data and content. With the explosive growth of high speed data networks, smart phones and applications, our customers have increased their reliance on IP networks to meet the insatiable demand for bandwidth. MNOs rely on private secure IPX gateways to provide connectivity between their internal IP networks for the secure exchange of end-user content. M2M and MVNO providers often use IPX networks to manage all internet access for their end-users. We also provide a diameter signaling service that currently delivers over 600 million daily transactions, which is reflective of the technological evolution from 3G signaling to next generation LTE. Diameter signaling services enables MNOs to better manage mobile data and signaling traffic growth across LTE and IMS networks.

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

Industry Overview and Trends

We operate at the center of the global mobile ecosystem, which continues to grow rapidly as evidenced by the increasing number of mobile subscribers, devices and traffic. Concurrent with this growth, mobile is becoming the preferred medium for communication and other daily activities. For example, emails are often accessed on mobile devices rather than desktop computers, users access their social media accounts, view content and shop online using their mobile devices and use mobile wearables, such as watches and health monitors to monitor daily activities.

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

Our Solution and Competitive Strengths

Syniverse addresses the need of mobile ecosystem participants for a neutral and trusted intermediary. For over 25 years we have simplified the complexity of the mobile ecosystem by leveraging economies of scale to efficiently enable the secure, real-time processing of the billions of transactions required each day to enable a ubiquitous and seamless mobile experience. Every mobile ecosystem participant to which we connect increases the value of our services for all of our customers. We have the following key capabilities:

•
Ability to operate across and translate between all network technology types, including 2G, 3G, 4G, LTE and Wi-Fi, device types such as smartphones, tablets and PCs, and business models introduced by new entrants to the mobile ecosystem.

•	Market-leading proprietary technology applications and robust global networks with network availability exceeding 99.999%.

•	Platform integration into and trusted deep relationships with approximately 1,000 MNOs and 500 OTTs and enterprises in nearly 200 countries.

•	Ability to independently monitor and enforce complex contractual arrangements between our customers.

•	Access to a unique portfolio of real-time data and the ability to produce analytical insights from this data enabling our customers to enhance their end-user experience.

We believe the following strengths provide competitive advantages that position us well to enhance our position at the center of the mobile ecosystem and to capitalize on the growth trends in our industry.

Industry Leader with Global Scale

We are the leading global provider of transaction processing and intelligence solutions across the mobile ecosystem. We are a primary connection point and a trusted neutral intermediary to approximately 1,500 MNOs, OTTs and enterprises, creating significant value for our customers and, ultimately, their end-users. We believe our geographic footprint, scope of operations, and established relationships with blue-chip customers make our business model and global scale difficult, time-intensive and costly to replicate. Our technology platforms are highly scalable, processing nearly two trillion billable transactions annually, and can easily support new services, new customers and transaction volume growth without incurring significant additional costs.

Operational Excellence Supported by Proprietary and Secure Technology Platforms

We have a proven track record of operational excellence. Our network operates with over 99.999% availability and all of our platforms have high reliability as a result of our investment in our technology infrastructure and platforms, system redundancy and automated recovery, security and the expertise of our highly skilled workforce. Our mission-critical services directly impact our customers’ operational and financial performance and, as a result, we believe that the operational reliability of our technology platform is a critical competitive differentiator. Our proprietary and secure technology platforms, located across 17 countries on 4 continents, are situated in 14 data centers and 29 network access points, supporting our global IP backbone. Our state-of-the-art network and application monitoring centers ensure global connectivity and respond to service degradation notifications and other alarms, enhancing and maintaining our customers’ ability to provide a seamless and ubiquitous end-user experience.

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

Uniquely Positioned to Drive Innovation in the Mobile Ecosystem

We believe that our expertise and experience in the mobile ecosystem, long-standing customer relationships and integrated position with MNOs uniquely positions us to provide innovative and relevant new services to a variety of customers in response to changing technologies, the needs of new and non-traditional market entrants as well as the ever-changing preferences of end-users. We have a history of investing in and developing new services that anticipate and respond to our customers’ needs as new technologies, standards, entrants and business models are introduced into the mobile ecosystem. Over the last six years, we have invested over $200 million in the development of new services and new features for our portfolio of existing services. We often develop services in collaboration with our customers, enabling us to mitigate the financial risk associated with our R&D investments. We believe our culture of innovation positions us well to capitalize on future growth opportunities. To support this effort, we have a talented workforce, including over 500 product developers and engineers who participate in, and often lead, industry groups responsible for developing new mobile technology standards. We are an active participant in the international wireless community as a member of GSMA and have been consistently recognized as an innovation leader, having received numerous awards, including Global Telecoms Business Innovation Awards, GSMA Global Mobile Awards and Total Telecom World Vendor Awards, among many others.

Longstanding Customer Relationships and Diverse Customer Base

We have provided services to our top 10 customers for an average of 18 years. The mission-critical nature and superior quality of our services have allowed us to maintain a customer contract renewal rate of 95% or higher over the past nine years. We have a diverse set of approximately 1,500 customers in nearly 200 countries. These customers include MNOs, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.

Experienced Management Team

Our executive management team has extensive customer and industry expertise, significant experience with emerging technologies and a proven track record of driving growth with an average of over 20 years of industry experience, and we continuously seek to augment our experienced leadership team with exceptional management talent. The team has fostered a strong culture focused on delivering superior value to our customers and shareholders, as demonstrated by our diverse customer base and expanded geographical diversity since 2009. We employ a disciplined acquisition strategy, having successfully executed over $1 billion of acquisitions since 2007, including our acquisitions of MACH in June 2013, which significantly expanded our presence in Europe, Asia and Africa, while also providing numerous cost saving and cross-selling opportunities, and Aicent in August 2014, which expanded our Asian footprint, and positioned us as a leader in the enablement of IPX and LTE roaming interconnectivity. Our successful integration of these businesses has enhanced our market position, expanded our capabilities and geographic reach, and resulted in substantial cost savings.

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

Continue to Develop Innovative Services

We will continue to invest substantial resources in the development of new services to address trends affecting the mobile ecosystem. For example, we have developed a cloud based mobile protection and revenue assurance offering that allows our customers to implement domestic and roaming fraud prevention services quickly and cost effectively. Similarly, we have developed a simplified interface for enterprise application developers that allows enterprises to easily integrate their services with our mobile communications infrastructure, such as our messaging platform, to accelerate the deployment of their services to mobile end users. We believe we will continue to successfully develop new, innovative services individually and through partnerships and joint initiatives with our customers. We will continue to focus on meeting our MNO and enterprise customers’ growing needs for diverse intelligence and analytic solutions, leveraging our unique position at the center of the mobile ecosystem and the substantial amount of data we have access to and process on behalf of our customers. We have grown the average number of customers per service for our top 10 services from 106 in 2011 to over 200 in 2016.

Continue to Support New Entrants to the Mobile Ecosystem

We intend to capitalize on our deep industry and technical knowledge, leading market position and role as a centralized gateway to be the provider of choice for new and non-traditional entrants. The mobile market is undergoing significant business model innovation and evolution, as shown by the continued emergence of non-traditional service providers such as multi-service operators, MVNO and M2M service providers requiring integration into the mobile ecosystem. In addition, OTTs and enterprises view mobile as central to their strategies, and demand the ability to communicate and interact with their customers and employees on their mobile devices anywhere in the world. We will continue to provide and develop services that meet the unique needs of these new entrants.

Continue to Pursue Strategic Acquisitions and Partnerships

We intend to continue to follow a disciplined strategy of pursuing strategic acquisitions focused on companies with compatible business models that we believe will be accretive. We have historically used and expect to continue to use acquisitions to expand our service offerings for existing customers and gain access to new geographic markets. We have a strong track record as a disciplined acquirer that quickly and efficiently integrates acquired businesses. In June 2013, we acquired MACH, which significantly expanded our presence in Europe, Asia and Africa while also providing numerous cost saving and cross-selling opportunities. In August 2014, we acquired Aicent, which expanded our Asian footprint, and positioned us as a leader in the enablement of IPX and LTE roaming interconnectivity. In the second quarter of 2016, we acquired a noncontrolling interest in Vibes Media LLC, a scaled cloud-based mobile marketing software platform. We believe that these strategic partnerships will enable us to further enhance our end-to-end enterprise solutions.

Continue to Focus on Operational Excellence and Efficiency

We intend to maintain our high quality of service and reputation for reliability while continuing to focus on opportunities to optimize our operating efficiency and lower our cost structure through automation and cost management initiatives. Recent operational efficiency initiatives have included automation efforts designed to ensure higher customer satisfaction, improved resource management and refined product development processes. In March and December 2016, we implemented restructuring plans to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to allow for increased investment in our growth businesses. Our continued focus on operational excellence should continue to drive efficiency, effectiveness and quality of service for our customers’ end-users.

Employees

As of December 31, 2016, we had 2,347 full-time equivalent employees, with approximately 64% located outside the United States. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. We believe that employee relations are positive.

Sales and Marketing

As of December 31, 2016, our sales and marketing organizations included 281 people who identify and address customer needs and concerns, deliver comprehensive services and offer a complete customer support system.

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

•
Product Management. Working with the sales organization, product managers are responsible for managing the product’s positioning throughout its life cycle as well as managing costs and pricing. These responsibilities include developing strategic product and market plans, specifying product requirements, planning development resources and managing product launches.

Technology and Operations

Technology

As of December 31, 2016, our technology group was comprised of 546 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the technology group include Product Development and Life Cycle, Operational Support Services, Technology Services and Innovation.

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

Operations

As of December 31, 2016, we had 1,037 employees dedicated to managing internal operations and customer support functions. Key functions include:

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

As of December 31, 2016, we had 173 employees dedicated to network provisioning, monitoring and support.

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

Customers

We have a diverse set of customers consisting of approximately 1,500 customers in nearly 200 countries. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers including the top 3 credit card networks worldwide and 2 multinational hotel brands. Our customer base has remained stable over time, as we have been providing services to our top 10 customers for an average of 18 years. We believe these longstanding relationships, and the mission-critical nature and superior quality of our services, have allowed us to maintain a customer contract renewal rate of 95% or higher over the past nine years.

Our two largest customers, Verizon Wireless and AT&T Mobility, generated 17.7% and 10.1%, respectively, of total revenues for the year ended December 31, 2016. No other customer generated more than 10% of total revenues for the year ended December 31, 2016.

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

Intellectual Property

We currently maintain approximately 225 registrations and 45 pending applications covering our service and trade marks in the United States and foreign countries; approximately 78 issued patents and 22 pending patent applications in the United States and foreign countries, 11 of which are jointly owned with Verizon Communications; and 60 U.S. Copyright Registrations. We also rely on trade secret and copyright laws as well as contractual arrangements to protect our trade secrets and copyrightable works.

ITEM 1A.       RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. If these events were to occur, we may not be able to pay all or part of the interest or principal on our indebtedness, including the Senior Notes. Information contained in this section may be considered “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

Risks Related to Our Business
System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.
Our success depends on our ability to provide reliable services to our customers. Our operations could be interrupted or degraded by any damage to or failure of:

•	our computer software or hardware, or our customers’ or suppliers’ computer software or hardware;

•	our network, our customers’ networks or our suppliers’ networks; and

•	our connections and outsourced service arrangements with third parties.
Our systems and operations are also vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications and utility failures;

•	hurricanes, fires, earthquakes, floods and other natural disasters;

•	a terrorist attack in the U.S. or in another country in which we operate;

•	interruption of service arising from facility migrations, resulting from changes in business operations including acquisitions and planned data center migrations;

•	computer viruses or software defects;

•	loss or misuse of proprietary information or customer data that compromises security, confidentiality or integrity; and

•	errors by our employees or third-party service providers.
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
Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could damage our reputation, harm our operating results and result in significant liabilities.
Our IT systems are subject to security risks and we may incur increasing costs in an effort to minimize those risks. Our services require that we electronically receive, process, store and transmit customer information, which includes certain sensitive consumer and end-user data. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. We believe the risk that a security breach could seriously harm our business is likely to increase as we expand our technology and network footprint. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors and customers) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, vendors and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems. If our services are perceived as not being secure, our strategy to be a leading provider of technology solutions to the wireless ecosystem may be adversely impacted.
Our information systems include proprietary systems developed and maintained by us and IT systems of third parties. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties whom we depend upon are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to operate our business would be adversely affected.
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
Our new services, such as our data analytics, business intelligence, mobile engagement, anti-fraud, policy and charging, IPX and A2P messaging solutions, may not be widely adopted by our current or targeted customers.
In order to continue to meet the rapidly evolving needs of our customers and their end-users, we must continue to develop new services that are responsive to those needs. In particular, we have recently begun to expand our offerings of data analytics, business intelligence, mobile engagement, anti-fraud, policy and charging, IPX and A2P messaging solutions to our customers. Our ability to realize the benefits of these and other new services depends, in part, on the adoption and utilization of such services and solutions by our customers, and we cannot be certain that existing or targeted customers will adopt such offerings in the near term or at all. If we are not successful in our efforts to develop and monetize new services, including data analytics and business intelligence solutions, our prospects, financial condition and results of operation would be materially adversely affected.

We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would negatively impact our financial performance.
Our 10 largest customers for the years ended December 31, 2016 and 2015 represented approximately 51% and 52% of our reported revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues going forward. Since our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Any non-renewal of contracts with these customers could materially reduce our revenues.
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
In the past, consolidation among our customers has at times caused us to lose transaction volume and to reduce prices. In the future, our transaction volume and pricing may decline for similar reasons. Such consolidation activities may take the form of business combinations, strategic partnerships, or other business arrangements between the operators. In addition, our customers have in the past, and may in the future, buildout their networks which could result in decreased transaction volumes as their home network expands.
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

•
reputational harm or other adverse consequences due to our operations in jurisdictions subject to the OFAC laws and regulations. See “We currently conduct limited business operations and expect to continue such operations in countries targeted by U.S. and E.U. economic sanctions;”

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
For the year ended December 31, 2016, 43.0% of our total revenue was generated outside of the U.S. as compared to 42.2% for the year ended December 31, 2015. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.
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
We currently conduct limited business operations and expect to continue such operations in countries targeted by United States and European Union economic sanctions.
OFAC enforces certain laws and regulations (“OFAC Sanctions”) that impose restrictions upon U.S. nationals, U.S. permanent residents, persons located in the U.S., or entities organized under the laws of a U.S. jurisdiction (collectively, “U.S. Persons”), upon business conducted in whole or in part in the U.S., and, in some instances, upon foreign entities owned or controlled by U.S. Persons, with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of OFAC Sanctions (“U.S. Sanctions Targets”). U.S. Persons are also prohibited from facilitating such activities or transactions conducted by others. Similarly, the E.U. and its member nations enforce certain laws and regulations (“E.U. Sanctions”) that impose restrictions upon nationals of E.U. member states, persons located within E.U. member states, entities incorporated or constituted under the law of an E.U. member state, or business conducted in whole or in part in E.U. member states with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of E.U. Sanctions (“E.U. Sanctions Targets” and together with U.S. Sanctions Targets, “Sanctions Targets”). E.U. persons are also generally prohibited from activities that promote such activities or transactions conducted by others. Additionally, U.S. law authorizes the imposition of various disabilities (“U.S. Secondary Sanctions”) on non-U.S. companies that engage in certain specified types of business involving Iran or Cuba. We engage in limited business activities in countries that are Sanctions Targets, including Iran, Syria, Sudan and Cuba. U.S. sanctions against Sudan have been suspended until July 12, 2017, after which the sanctions will be permanently revoked if the U.S. government determines that Sudan has met certain preconditions. Our activities and investments in Iran, Syria, Sudan and Cuba in the aggregate accounted for approximately 0.2% of our consolidated revenues during the year ended December 31, 2016. We expect to continue to engage in these limited business activities in countries that are deemed Sanctions Targets over the foreseeable future. Although we believe that OFAC and E.U. Sanctions under their current terms do not prohibit our current activities, and that our current activities will not cause us to be subject to potential U.S. Secondary Sanctions under current U.S. law, our reputation may be adversely affected and investors may divest their investments in us as a result of internal investment policies or may decide for reputational reasons to divest such investments. In addition, the sanctions laws and regulations could be changed in ways that would require us to discontinue or limit our current activities involving Iran, Syria, Sudan or Cuba, or involving other countries, individuals or entities that are not currently designated as Sanctions Targets. We cannot assure you that the foregoing will not occur or that such occurrence will not have a material adverse effect on the value of our securities.
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
Unfavorable general economic conditions may exist globally, or in one or more regions, due to a number of factors, including, but not limited to, the decreased availability of credit resulting from slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending. Currency fluctuations and adverse business conditions in some emerging markets have impacted profitability and credit availability for certain of our customers. In addition, geopolitical factors in the Middle East, Africa and Venezuela have created economic and political uncertainties that continue to impact worldwide markets. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause further slow spending on our services. Furthermore, during challenging economic times such as recession or economic slowdown, our customers or vendors may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments or provide services to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our cash collections would be negatively impacted. Any future economic downturn may reduce our revenues or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the telecommunications industry. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.
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
Personal privacy has become a significant issue in the U.S., European nations and in other countries where we offer our services. The regulatory framework for privacy issues worldwide is currently complex and evolving, and we believe it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the E.U., and the Federal Data Protection Act recently passed in Germany.
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
We may need to raise additional funds in the future from debt or equity financing. We cannot assure you that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. In addition, the agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to incur indebtedness or obtain financing. See Note 8 to our consolidated financial statements for additional information regarding our debt and credit facilities. If adequate funds are not available on acceptable terms, or at all, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, our failure to obtain additional financing could reduce our competitiveness as our competitors may provide better-maintained networks or offer an expanded range of services.
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
Although our services have not been heavily regulated in the past, we are authorized by the FCC to offer certain of our services on an interstate and international basis. We operate our number portability operations in Singapore and India pursuant to licenses granted by these governments, and we are registered as a money service business in the United Kingdom in connection with our financial clearing business. Each of these authorizations subjects us to certain regulatory obligations.
In addition, the majority of our customers are MNOs and are subject to significant government regulation by various regulatory bodies, such as the FCC and European Commission. The abolition of retail roaming charges beginning June 15, 2017 in the E.U. as a result of actions taken by the European Commission will cap the price that carriers could charge one another for roaming minutes, which would lower the roaming revenues of our customers and could put downward pricing pressure on our data clearing services. Any change in current or future laws or regulations that negatively impact our customers could harm our business and results of operations. Several services that we offer also may be indirectly affected by regulations imposed upon the customers and end-users of those services. These regulations may increase our costs of operations and affect whether and in what form we are able to provide a given service at all.
We cannot predict when, or upon what terms and conditions, further regulation, or deregulation, might occur or the effects, adverse or otherwise, that such regulation may have on our business.
We depend on key personnel to manage our business effectively and may not be successful in attracting and retaining such personnel.
We depend on the performance of our executive management team and other key employees that have acquired specialized knowledge and skills with respect to our business and operations. Following changes at our executive management level recently, our future success depends on our newly hired executives to deliver on performance goals. Our success also depends on our ability to attract, integrate, train, retain and motivate other key employees and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. Competition for key technical personnel in high-technology industries such as ours is intense and the costs associated with attracting and retaining key technical personnel are significant. The loss of the services of any of our executive management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.
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
It is possible that third parties will make claims of infringement against us, or against our licensees or customers, in connection with their use of our technology. Any claims, even those without merit, could:

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
A significant part of our business consists of sales made to customers outside the U.S. During the year ended December 31, 2016, approximately 18% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. We cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non‑U.S. dollar denominated assets and liabilities, including inter-company balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.
Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets, including capitalized software, net of amortization, together accounted for approximately 84.4% of the total assets on our balance sheet as of December 31, 2016. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.
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
If we fail to maintain effective internal controls over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results and may be required to restate previously published financial information.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as related rules and regulations implemented by the SEC, have required changes in the corporate governance practices and financial reporting standards for SEC reporting companies. These laws, rules and regulations, including compliance with Section 404 of Sarbanes-Oxley, have and may continue to increase our legal and financial compliance costs. The costs of compliance with these laws, rules and regulations may adversely affect our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations.
Our ability to successfully implement our business plan and comply with Sarbanes-Oxley requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
We are controlled by Carlyle, whose interests in our business may be different than yours.
As of February 28, 2017, investment funds affiliated with Carlyle owned 99.0% of the common stock of our indirect parent, Syniverse Corporation, and are able to control our affairs. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. If we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates as equity holders might conflict with the interests of holders of our indebtedness. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.
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
We have a significant amount of indebtedness. As of December 31, 2016, the aggregate amount of our indebtedness (excluding capital lease obligations), net of original issue discount and deferred financing costs, was $1,995.4 million (with approximately $150.0 million of unused commitments under our Revolving Credit Facility) on a consolidated basis, of which approximately $1,527.3 million is secured. The aggregate principal amount of our indebtedness as of December 31, 2016 is $2,029.3 million, of which $1,554.3 million is secured.
Our substantial indebtedness could have important consequences to our investors. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other purposes. During the year ended December 31, 2016, interest and other payments on our indebtedness totaled $108.9 million, which accounted for approximately 44.5% of net cash provided by operating activities excluding interest payments. Based on our outstanding indebtedness at December 31, 2016, after giving effect to the Exchange Offer, we expect to incur annual interest expense of $107.1 million in 2017 and $106.9 million in 2018, which is approximately 43.7% and 43.6%, respectively, of our fiscal 2016 net cash provided by operating activities excluding interest payments. We currently expect to make a principal payment of approximately $1.9 million in March 2017, as required pursuant to the excess cash flow provision of our Senior Credit Facility (as defined below). We are not required to make any other principal payments on our indebtedness until 2018, however we may do so at our election;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	expose us to the risk of increased interest rates as borrowings under the Senior Credit Facility are subject to variable rates of interest;

•	expose us to additional risks related to currency exchange rates and repatriation of funds;

•	place us at a competitive disadvantage compared to certain of our competitors who have less debt, including during times of adverse economic and industry conditions;

•
limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limit our ability to refinance outstanding indebtedness on commercially reasonable terms or at all.
In addition, the agreements governing our indebtedness contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. See Note 8 to our consolidated financial statements for additional information regarding our debt and credit facilities.
Despite current indebtedness levels, we and our subsidiaries may incur additional indebtedness. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under U.S. GAAP.
In addition, if new debt is added to our or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify.
Restrictive covenants in the agreements governing our indebtedness contain restrictions and limitations that could impact our ability to pursue our business strategies.
On December 22, 2010, Syniverse Holdings, Inc. issued $475.0 million Syniverse Notes. On January 11, 2017, Syniverse Foreign Holdings Corporation (“SFHC”), a wholly-owned subsidiary of Syniverse Holdings, Inc., completed its offer to exchange (the “Exchange Offer”) the Company’s outstanding 9.125% Senior Notes due 2019 (the “Syniverse Notes”) for new senior unsecured notes issued by SFHC bearing interest at 9.125% per annum that will mature on January 15, 2022 (the “SFHC Notes” and, together with the Syniverse Notes, the “Senior Notes”). Pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were cancelled. The indentures governing the Senior Notes and the credit agreement governing our senior credit facility (the “Senior Credit Facility”) limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	issue disqualified and preferred stock;

•	make certain investments;

•	pay dividends or make distributions on our capital stock, including SFHC’s ability to pay dividends or make distributions to Syniverse Holdings, Inc. or its subsidiaries;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens; and

•	designate any of our subsidiaries as unrestricted subsidiaries.
The restrictions contained in the agreements governing our indebtedness could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
Our failure to comply with these covenants and restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. Following an event of default, the lenders under the Revolving Credit Facility will also have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Credit Facility will also have the right to proceed against the collateral that secures those borrowings. If the indebtedness under our Senior Credit Facility, the Syniverse Notes and the SFHC Notes were to be accelerated, it could cause us to become bankrupt or insolvent.
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
Our business may not generate sufficient cash flow from operations and future borrowings may not be available in an amount sufficient to enable us to pay our indebtedness when due or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Senior Credit Facility and the Senior Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants and limitations in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Senior Credit Facility, could proceed against the collateral securing such secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
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
Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain external financing or the terms of such financing. In December 2016, Moody’s lowered our corporate credit rating to Caa1 from B3, our Syniverse Notes debt rating to Caa3 from Caa2 and our secured debt rating to B3 from B2 and Standard & Poor’s lowered our secured debt rating to B from B+.
The majority of our long-term indebtedness matures in 2019. However, in the event that more than $50.0 million of the Syniverse Notes remain outstanding as October 16, 2018, our indebtedness under the Senior Credit Facility will mature on that date. We generally do not expect to generate the necessary cash flow to repay our long-term indebtedness in its entirety by the maturity date and such repayment in full is dependent upon the ability to refinance our Senior Credit Facility on reasonable terms. There can be no assurance that we will have access to the capital markets on terms acceptable to us, or at all.
Our revolving credit facility is scheduled to terminate in April 2017 and is subject to restrictions that could limit its availability as a source of liquidity.
Our Senior Credit Facility includes a $150.0 million revolving credit facility (the “Revolving Credit Facility”), which is scheduled to terminate on April 23, 2017. In order to borrow under the Revolving Credit Facility, our net senior secured leverage ratio may not be greater than 5.00 to 1.00 as of the end of the most recent fiscal quarter, on a pro forma basis after giving effect to that borrowing. As of December 31, 2016, we would not have been able to draw on our unused commitments under the Revolving Credit Facility. Without access to the Revolving Credit Facility, cash on hand and cash flow from our operations will be our primary source of liquidity.
The right of holders of our Senior Notes to receive payments on the Senior Notes is effectively subordinated to the rights of our existing and future secured creditors to the extent of the value of the assets securing that indebtedness. Further, the guarantees of the Senior Notes are effectively subordinated to all our guarantors’ existing and future secured indebtedness.
The Senior Notes are not secured by any of our or our subsidiaries’ assets. Holders of our secured indebtedness and the secured indebtedness of the guarantors could have claims that are prior to the claims of holders of the Senior Notes to the extent of the value of the assets securing that other indebtedness. Notably, we and certain of our subsidiaries, including the guarantors, are parties to our Senior Credit Facility, which is secured by liens on a substantial portion of our assets and the assets of the guarantors. The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Senior Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of the Senior Notes may receive less, ratably, than holders of secured indebtedness.
 As of December 31, 2016, the aggregate amount of Syniverse’s secured indebtedness (excluding capital lease obligations), net of original issue discount and deferred financing costs, was approximately $1,527.3 million, and we had $150.0 million of unused commitments under our Revolving Credit Facility. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indentures governing the Senior Notes.
Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.
The Senior Notes are guaranteed on a senior basis by our existing and future wholly owned domestic restricted subsidiaries that are guarantors of our Senior Credit Facility. Our non-guarantor subsidiaries (including SFHC and its subsidiaries) held approximately $567.3 million, or 17.5%, of our total assets and $83.2 million, or 3.6%, of our total liabilities as of December 31, 2016 and accounted for approximately $171.1 million, or 21.9%, of our revenues for the year ended December 31, 2016 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indentures and the Senior Credit Facility, and any subsidiary so designated will not be a guarantor of the Senior Notes or the Senior Credit Facility.
Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes (other than SFHC, solely with respect to the SFHC Notes), or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of noteholders to realize proceeds from the sale of any of those subsidiaries’ assets, are effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of debt of those subsidiaries. In addition, the indentures governing the Senior Notes and the Senior Credit Facility permit non-guarantor subsidiaries to incur significant additional indebtedness.
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
Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the Senior Notes, or the trading markets for the Senior Notes. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the Senior Notes.

We and SFHC are holding companies with no operations and may not have access to sufficient cash to fund all of our operations and expenses, including to make payments on our indebtedness.
We are a holding company and have limited direct operations. Our operations are conducted almost entirely through our subsidiaries. As a result, our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or inter-company loans and such dividends may be restricted by law or the instruments governing our indebtedness, including the indenture governing the SFHC Notes or other agreements of our subsidiaries.
SFHC is a holding company and has limited direct operations. SFHC’s operations are conducted almost entirely through its subsidiaries. As a result, SFHC’s ability to generate cash to meet its debt service obligations is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or inter-company loans and such dividends may be restricted by law or other agreements of its subsidiaries.
SFHC will need to repatriate cash held by its foreign subsidiaries in order for Syniverse to service its indebtedness.
SFHC expects to need to repatriate cash held by its foreign subsidiaries in order for Syniverse to make principal and interest payments on its indebtedness, including the Senior Credit Facility and the Senior Notes. The indenture governing the SFHC Notes will allow SFHC to make certain restricted payments to Syniverse at any time that SFHC is in compliance with the fixed charge coverage ratio of 1.50:1.00 or the escrow reserve account (as described in the indenture governing the SFHC Notes) contains an amount equal to the aggregate interest payments to be made on the SFHC Notes in the subsequent six months. Any repatriated cash will not be available to SFHC to make principal and interest payments on the SFHC Notes.
The lenders under our Senior Credit Facility have the discretion to release the guarantors under our Senior Credit Facility in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Senior Notes.
While any obligations under our Senior Credit Facility remain outstanding, any guarantee of the Senior Notes may be released without action by, or consent of, any holder of the Senior Notes or the trustee under the indentures governing the Senior Notes, at the discretion of lenders under our Senior Credit Facility, if such guarantor is no longer a guarantor of obligations under our Senior Credit Facility or any other indebtedness. The lenders under our Senior Credit Facility will have the discretion to release the guarantees under our Senior Credit Facility in a variety of circumstances. Holders of the Senior Notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Senior Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.
We may not be able to satisfy our obligations to holders of the Senior Notes upon a change of control.
Upon the occurrence of a “change of control,” as defined in the indentures governing the Senior Notes, each holder of Senior Notes has the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the Senior Notes would be a default under each of the indentures, which would in turn be a default under the credit agreements governing our Senior Credit Facility. In addition, a change of control may constitute an event of default under our Senior Credit Facility. A default under our Senior Credit Facility would result in an event of default under the indentures governing the Senior Notes if the lenders accelerate the debt under our Senior Credit Facility.
If a change of control occurs, we may not have enough assets to satisfy all obligations under our Senior Credit Facility and the indentures related to our Senior Notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our Senior Credit Facility and the Senior Notes or obtain a waiver from the lenders or holders of the Senior Notes. There is no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indentures governing the Senior Notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.
The Syniverse Notes are structurally subordinated to the SFHC Notes with respect to SFHC and its subsidiaries.
SFHC and its direct and indirect subsidiaries are not guarantors of the Syniverse Notes and have no obligation, contingent or otherwise, to pay any amount due pursuant to the Syniverse Notes or to make any funds available therefor, whether by dividends, loans, distributions or other payments. As a result, the Syniverse Notes are structurally subordinated to the claims of creditors of SFHC and its subsidiaries, including holders of the SFHC Notes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in a 198,750 square foot leased office space in Tampa, Florida. The lease term for the headquarters facility ends on January 31, 2027. At our option, we have the right to renew the lease for two additional periods of seven years each. The headquarters facility is a multi-purpose facility that supports our corporate administrative, North American sales, technology and operations functions. We occupy 15,749 square feet of office space in Campbell, California, which supports our messaging technology and operations functions. In May 2014, we entered into a ten-year lease for 19,928 square feet of office space in Tampa, Florida. This facility primarily supports our administrative functions.

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

In addition, we have a secure physical network infrastructure, consisting of 14 data centers and 29 network access points worldwide which are primarily facilitated through co-location leases.

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
For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 8 “Debt and Credit Facilities” to the consolidated financial statements included herein.
Equity Compensation Plan Information
As of December 31, 2016, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our indirect parent company, Syniverse Corporation, are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The table below sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 and the selected historical consolidated statements of operations data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our consolidated financial statements.

The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Statement of Operations Data (1):
Revenues	$781,892	$861,475	$916,295	$858,961	$743,874
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	355,394	389,163	378,052	320,796	275,301
Sales and marketing	70,803	76,693	77,670	74,995	68,549
General and administrative	114,550	135,812	140,450	129,354	103,311
Depreciation and amortization (2)	208,130	215,167	237,577	216,198	177,320
Employee termination benefits (3)	869	948	9,140	5,939	1,198
Restructuring (4)	25,220	387	17,826	483	1,163
Acquisitions (5)(6)	—	111	1,974	21,632	14,684
Other operating income (7)	(5,499)	—	—	—	—
	769,467	818,281	862,689	769,397	641,526
Operating income	12,425	43,194	53,606	89,564	102,348
Other income (expense), net:
Interest expense, net (8)	(122,837)	(122,726)	(122,383)	(124,970)	(107,914)
Debt extinguishment costs	—	—	—	(2,802)	(6,458)
Equity (loss) income in investees	(466)	36	35	422	—
Other, net	2,901	(1,093)	(2,651)	(6,837)	3,940
	(120,402)	(123,783)	(124,999)	(134,187)	(110,432)
Loss before benefit from income taxes	(107,977)	(80,589)	(71,393)	(44,623)	(8,084)
Benefit from income taxes	(42,807)	(31,277)	(25,093)	(4,328)	(7,889)
Net loss from continuing operations	(65,170)	(49,312)	(46,300)	(40,295)	(195)
Loss from discontinued operations, net of tax	—	—	(688)	(5,092)	—
Net loss	(65,170)	(49,312)	(46,988)	(45,387)	(195)
Net income attributable to noncontrolling interest	2,013	1,279	1,015	1,144	3,046
Net loss attributable to Syniverse Holdings, Inc.	$(67,183)	$(50,591)	$(48,003)	$(46,531)	$(3,241)
Balance Sheet Data (at end of period):
Total assets (9)(10)	$3,240,100	$3,406,340	$3,505,206	$3,609,100	$2,913,259
Total debt and capital lease obligations (9)	$2,020,169	$2,050,330	$2,029,641	$1,998,310	$1,367,701
 _____________________

(1)	Results include the following acquisitions in the respective periods subsequent to the acquisition date: Aicent acquisition completed in August 2014 and the MACH acquisition completed in June 2013.

(2)	Depreciation and amortization excludes accretion of debt discount and amortization of deferred finance costs, which are both included in Interest expense within the Statement of Operations Data.

(3)
Employee termination benefits represents costs related to severance and other employee related costs that are unrelated to a restructuring plan. See Note 11 to our consolidated financial statements for additional information regarding Employee termination benefits.

(4)
Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs. See Note 11 to our consolidated financial statements for additional information regarding Restructuring.

(5)	The years ended December 31, 2015 and 2014 reflects costs associated with the acquisition of Aicent and includes professional services costs, such as legal, tax, audit and transaction advisory costs.

(6)	The years ended December 31, 2013 and 2012 reflect costs associated with the acquisition of MACH and includes professional services costs, such as legal, tax, audit and transaction advisory costs.

(7)	The year ended December 31, 2016 reflects a gain related to a one-time transfer of certain data center equipment from a vendor to Syniverse at no cost.

(8)
The years ended December 31, 2014, 2013 and 2012 reflect a reclassification of Interest income into the Interest expense, net line item in our consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

(9)
The years ended December 31, 2014, 2013 and 2012 reflect a reclassification of deferred financing costs from Prepaid and other current assets and Deferred costs, net into the Long-term debt, net of original issue discount and deferred financing costs line item in the consolidated balance sheets to conform with ASU 2015-03.

(10)
The year ended December 31, 2014 reflect a reclassification of the current portion of Deferred tax assets and Deferred tax liabilities to long-term Deferred tax assets and long-term Deferred tax liabilities in the consolidated balance sheets to conform with ASU 2015-17.

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

Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries, enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle over $16 billion annually between our customers.

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

Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and 500 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.

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

Executive Overview

Financial Highlights

Revenues decreased $79.6 million, or 9.2%, to $781.9 million for the year ended December 31, 2016, from $861.5 million for the same period in 2015. Operating income decreased $30.8 million to $12.4 million for the year ended December 31, 2016 from $43.2 million for the same period in 2015. Net loss increased $15.9 million to $65.2 million for the year ended December 31, 2016 from $49.3 million for the same period in 2015. Adjusted EBITDA decreased $16.8 million, or 5.7%, to $275.5 million for the year ended December 31, 2016 from $292.3 million for the same period in 2015. See “Non-GAAP Financial Measures” below for a reconciliation of Net loss to Adjusted EBITDA.

Business Developments
Following the completion of the Mach and Aicent integrations in early 2016, we took several actions to enhance the Company’s operations and better position it for growth. In March and December 2016, we implemented restructuring plans to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to allow for increased investment in our growth businesses. Our Cost of Operations, Sales and Marketing Expense and General and Administrative Expense for the year ended December 31, 2016 were nearly $61 million lower than the year ended December 31, 2015, as a result of lower headcount, network, infrastructure and operational costs. In addition to rationalizing costs, we believe that these actions have resulted in operational efficiencies, improvements to customer experience and allowed for increased investments to meet our growth objectives. During 2016, we augmented our management team with a number of new additions, particularly in executive leadership roles. Under new leadership, we have implemented changes to our sales, go-to-market and technology functions in an effort to further improve our ability to deliver services and solutions to our existing and prospective customers.
On January 11, 2017, Syniverse Foreign Holdings Corporation (“SFHC”), a wholly-owned subsidiary of Syniverse Holdings, Inc., completed its offer to exchange (the “Exchange Offer”) the Company’s outstanding 9.125% Senior Notes due 2019 (the “Syniverse Notes”) for new senior unsecured notes issued by SFHC bearing interest at 9.125% per annum that will mature on January 15, 2022 (the “SFHC Notes” and, together with the Syniverse Notes, the “Senior Notes”). According to the information and exchange agent for the Exchange Offer, 91.26% of the outstanding principal amount of the Syniverse Notes was tendered. Pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were canceled.
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

•
the extent to which increasingly complex requirements and changes in the regulatory landscape drive the need for enhancements to our existing services and infrastructure, the development of new compliance oriented services and the design and implementation of internal control procedures and processes, any of which may increase operational costs and burdens which could reduce our operating margins. Our ability to adapt to these new requirements and provide compliant services also could improve our competitive position and generally drive growth in demand for our services, which would drive growth in our revenue; and

•
the abolition of retail roaming charges beginning June 15, 2017 in the E.U. as a result of actions taken by the European Commission will affect our MNO customers’ roaming charges and increase downward pressure on the prices we charge for our data clearing services. A decrease in roaming charges may also lead to an increase in the number of roaming transactions, as the cost to end-users for such transactions would be reduced, and such an increase could drive growth in the number of transactions we process, which could positively affect our revenue.

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
We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues were generated by transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and includes tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and related incremental customer-specific costs for customer implementations and recognize such revenues and related costs on a straight-line basis over the life of the initial customer contract.

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

•	Employee termination benefits represents costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

•	Acquisition includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the Aicent Acquisition.
Operating Segments
We currently operate as a single operating segment, as our Chief Executive Officer reviews financial information on the basis of our consolidated financial results for the purposes of making resource allocation decisions.

Results of Operations

Comparison of results of operations for the year ended December 31, 2016 with the year ended December 31, 2015

	Year ended December 31,	% of	Year ended December 31,	% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$649,948	83.1%	$731,496	84.9%	$(81,548)	(11.1)%
Enterprise & Intelligence Solutions	131,944	16.9%	129,979	15.1%	1,965	1.5%
Revenues	781,892	100.0%	861,475	100.0%	(79,583)	(9.2)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	355,394	45.5%	389,163	45.2%	(33,769)	(8.7)%
Sales and marketing	70,803	9.1%	76,693	8.9%	(5,890)	(7.7)%
General and administrative	114,550	14.7%	135,812	15.8%	(21,262)	(15.7)%
Depreciation and amortization	208,130	26.6%	215,167	25.0%	(7,037)	(3.3)%
Employee termination benefits	869	0.1%	948	0.1%	(79)	(8.3)%
Restructuring	25,220	3.2%	387	—%	24,833	6,416.8%
Acquisition	—	—%	111	—%	(111)	(100.0)%
Other operating income	(5,499)	(0.7)%	—	—%	(5,499)	—%
	769,467	98.4%	818,281	95.0%	(48,814)	(6.0)%
Operating income	12,425	1.6%	43,194	5.0%	(30,769)	(71.2)%
Other income (expense), net:
Interest expense, net	(122,837)	(15.7)%	(122,726)	(14.2)%	(111)	0.1%
Equity (loss) income in investees	(466)	(0.1)%	36	—%	(502)	(1,394.4)%
Other, net	2,901	0.4%	(1,093)	(0.1)%	3,994	(365.4)%
	(120,402)	(15.4)%	(123,783)	(14.4)%	3,381	(2.7)%
Loss before benefit from income taxes	(107,977)	(13.8)%	(80,589)	(9.4)%	(27,388)	34.0%
Benefit from income taxes	(42,807)	(5.5)%	(31,277)	(3.6)%	(11,530)	36.9%
Net loss	$(65,170)	(8.3)%	$(49,312)	(5.7)%	$(15,858)	32.2%

Revenues

Revenues decreased $79.6 million, or 9.2%, to $781.9 million for the year ended December 31, 2016 from $861.5 million for the same period in 2015. Foreign currency translation contributed $2.2 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $81.5 million, or 11.1%, to $649.9 million for the year ended December 31, 2016 from $731.5 million for the same period in 2015. Foreign currency translation contributed $1.9 million to the decline in revenue. The balance of the decline was primarily attributable to declines in our clearing and settlement services driven by volume reductions across our CDMA portfolio of $34.3 million and competitive pricing pressure partially offset by volume increases across our GSM clearing and settlement suite of $10.0 million. Also contributing to the reduction were declines in our messaging and data optimization services totaling $20.7 million as a result of the loss of a large MVNO customer in the third quarter of 2015 and declines in our signaling services of $10.4 million, primarily related to volume reductions in CDMA partially offset by volume growth in GSM/LTE. The remaining declines were the result of discontinued services related to end-of-life Blackberry technology that came with the Aicent acquisition as well as management’s decision to rationalize certain lower margin non-strategic services. These declines were substantially offset by growth within our IPX, fraud and policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $2.0 million, or 1.5%, to $131.9 million for the year ended December 31, 2016 from $130.0 million for the same period in 2015. The increase was driven by a combination of volume growth in our A2P messaging services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies, partially offset by declines in mobile intelligence services provided to certain mobile operators.

Costs and Expenses

Costs and expenses decreased $48.8 million to $769.5 million for the year ended December 31, 2016 from $818.3 million for the same period in 2015. Included in costs and expenses for the year ended December 31, 2016 was a $25.2 million charge related to the implementation of the March 2016 and December 2016 restructuring plans. Total headcount costs for the year ended December 31, 2016 were not significantly impacted by the December 2016 restructuring plan given timing of the plan. Foreign currency translation contributed $4.9 million to the decline due primarily to the strengthening of the U.S. dollar.

Cost of operations decreased $33.8 million to $355.4 million for the year ended December 31, 2016 from $389.2 million for the same period in 2015. The table below summarizes our cost of operations by category:

	Year ended December 31,		2016 compared to 2015
(in thousands)	2016	2015	$ change	% change
Cost of operations:
Headcount and related costs	$97,115	$108,205	$(11,090)	(10.2)%
Variable costs	119,898	111,880	8,018	7.2%
Data processing, hosting and support costs	77,592	92,425	(14,833)	(16.0)%
Network costs	45,600	62,585	(16,985)	(27.1)%
Other operating related costs	15,189	14,068	1,121	8.0%
Cost of operations	$355,394	$389,163	$(33,769)	(8.7)%

The decrease in headcount and related costs for the year ended December 31, 2016 was driven by a reduction in headcount resulting from the March 2016 restructuring plan.

Variable costs increased $8.0 million for the year ended December 31, 2016 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services, partially offset by a one-time message termination expense in 2015. Other elements of Cost of Operations for the year ended December 31, 2016 were generally lower as a result of lower volume related costs, reductions in data center costs and lower network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations was 45.5% and 45.2% for the years ended December 31, 2016 and 2015, respectively.

Sales and marketing expense decreased $5.9 million to $70.8 million for the year ended December 31, 2016 from $76.7 million for the same period in 2015. The decrease in sales and marketing expense was primarily due to lower headcount related costs and share-based and variable compensation resulting from the March 2016 restructuring plan and reductions in other discretionary expenses as a result of our cost savings initiatives. As a percentage of revenues, sales and marketing expense was 9.1% and 8.9% for the years ended December 31, 2016 and 2015, respectively.

General and administrative expense decreased $21.3 million to $114.6 million for the year ended December 31, 2016 from $135.8 million for the same period in 2015. The decrease in general and administrative expense was primarily due to lower headcount related costs resulting from the March 2016 restructuring plan, a reduction in professional services costs and other discretionary expenses as a result of our cost saving initiatives, partially offset by an increase in share-based and variable compensation. As a percentage of revenues, general and administrative expense was 14.7% and 15.8% for the years ended December 31, 2016 and 2015, respectively.

Depreciation and amortization expense decreased $7.0 million to $208.1 million for the year ended December 31, 2016 from $215.2 million for the same period in 2015. The decrease was driven by $8.1 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions and $3.3 million of lower depreciation of property and equipment primarily driven by lower capital expenditures, partially offset by $4.3 million of higher amortization of capitalized software.

Restructuring expense was $25.2 million for the year ended December 31, 2016 compared to $0.4 million for the same period in 2015. The increase was primarily driven by severance costs and costs related to the exit of certain data centers related to the March 2016 and December 2016 restructuring plans. See Note 11 to our consolidated financial statements for additional details regarding our restructuring plans.

Other operating income includes a gain of $5.5 million as a result of a one-time transfer of certain data center equipment to Syniverse at no cost during 2016.

Other Income (Expense), net

Other, net increased $4.0 million to a $2.9 million gain for the year ended December 31, 2016 from a $1.1 million loss for the same period in 2015. The increase was primarily due to the weakening of the pound sterling and the Euro value in 2016.

Benefit from Income Taxes

We recorded an income tax benefit of $42.8 million for the year ended December 31, 2016 compared to a benefit of $31.3 million for the same period in 2015. During the years ended December 31, 2016 and 2015, the effective tax rate was a benefit of 39.6% and 38.8%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of certain permanent items and (ii) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Comparison of results of continuing operations for the year ended December 31, 2015 with the year ended December 31, 2014

	Year ended December 31,	% of	Year ended December 31,	% of	2015 compared to 2014
(in thousands)	2015	Revenues	2014	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$731,496	84.9%	$782,116	85.4%	$(50,620)	(6.5)%
Enterprise & Intelligence Solutions	129,979	15.1%	134,179	14.6%	(4,200)	(3.1)%
Revenues	861,475	100.0%	916,295	100.0%	(54,820)	(6.0)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	389,163	45.2%	378,052	41.3%	11,111	2.9%
Sales and marketing	76,693	8.9%	77,670	8.5%	(977)	(1.3)%
General and administrative	135,812	15.8%	140,450	15.3%	(4,638)	(3.3)%
Depreciation and amortization	215,167	25.0%	237,577	25.9%	(22,410)	(9.4)%
Employee termination benefits	948	0.1%	9,140	1.0%	(8,192)	(89.6)%
Restructuring	387	—%	17,826	1.9%	(17,439)	(97.8)%
Acquisition	111	—%	1,974	0.2%	(1,863)	(94.4)%
	818,281	95.0%	862,689	94.1%	(44,408)	(5.1)%
Operating income	43,194	5.0%	53,606	5.9%	(10,412)	(19.4)%
Other income (expense), net:
Interest expense, net	(122,726)	(14.2)%	(122,383)	(13.4)%	(343)	0.3%
Equity income in investee	36	—%	35	—%	1	2.9%
Other, net	(1,093)	(0.1)%	(2,651)	(0.3)%	1,558	(58.8)%
	(123,783)	(14.4)%	(124,999)	(13.6)%	1,216	(1.0)%
Loss before benefit from income taxes	(80,589)	(9.4)%	(71,393)	(7.8)%	(9,196)	12.9%
Benefit from income taxes	(31,277)	(3.6)%	(25,093)	(2.7)%	(6,184)	24.6%
Net loss from continuing operations	$(49,312)	(5.7)%	$(46,300)	(5.1)%	$(3,012)	6.5%
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

The increase in variable costs for the year ended December 31, 2015 was due primarily to the Aicent Acquisition which contributed $6.8 million of incremental variable costs during the year ended December 31, 2015. In addition, we incurred $6.0 million of message termination fees related to a contract we entered into during the fourth quarter of 2014 with a European wholesale enterprise messaging customer, primarily to provide wholesale messaging delivery services. We began providing services in December 2014, and messaging volumes became meaningful in the first quarter of 2015. During the first quarter of 2015, we learned that the United Kingdom (“UK”) Secretary of State for Business, Innovation and Skills initiated liquidation proceedings against the customer in the public interest arising out of an investigation into the customer’s affairs. A liquidator was duly appointed to dissolve the customer company, resulting in it terminating all business activities. As a result of this action, we determined that collectibility of the revenue earned from this customer was no longer reasonably assured and were therefore unable to record approximately $7.0 million of revenue for services provided to the customer. To date, we have not received any payment for services provided to this customer. We are taking all commercially reasonable actions (legal and otherwise) and are cooperating with UK authorities to pursue financial recovery. However, there can be no assurance that any recovery will be achieved. This incremental cost was isolated to the three months ended March 31, 2015 and will not impact future periods. Excluding the impact of the incremental message termination fees and the Aicent Acquisition, variable costs decreased $11.7 million for the year ended December 31, 2015 due primarily to organic volume declines in our lower margin enterprise messaging services. Variable costs as a percentage of operating costs were 18.6% for the years ended December 31, 2015 and 2014.

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

As a percentage of revenues, cost of operations increased to 45.2% for the year ended December 31, 2015 from 41.3% during the same period in 2014.

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

Employee termination benefits expense was $0.9 million for the year ended December 31, 2015 compared to $9.1 million for the same period in 2014. The decrease was driven primarily by severance and other transition costs associated with the departure of the Company’s former Chief Executive Officer in September 2014 and cost saving initiatives in 2014, including synergies resulting from the integration of the MACH Acquisition.

Restructuring expense was $0.4 million for the year ended December 31, 2015 compared to $17.8 million for the same period in 2014. The decrease was driven by severance costs related to the October 2014 restructuring plan. See Note 11 to our consolidated financial statements for additional details regarding our restructuring plans.

Acquisition expense was $0.1 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. Acquisitions expense consisted primarily of professional services costs including legal, tax, audit and transaction advisory costs related to the Aicent Acquisition in 2014.

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

Our primary source of liquidity is expected to be cash flow from operations and we believe that we have sufficient liquidity to meet currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually, as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below), we are required to make a mandatory principal payment on our Senior Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of December 31, 2016 approximately 35% of our cash and cash equivalents were held by our foreign subsidiaries. Our Revolving Credit Facility requires that we meet a specified maximum net secured leverage ratio to receive extensions of credit under the facility. Our Revolving Credit Facility is scheduled to terminate in April 2017 and is subject to restrictions that limit its availability as a source of liquidity.

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

We believe that our cash on hand, together with cash flow from operations, will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $136.2 million at December 31, 2016 as compared to $166.6 million at December 31, 2015. The following table summarizes the activity within our consolidated statements of cash flows.

	Year ended December 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$136,118	$161,838
Net cash used in investing activities	(102,966)	(66,592)
Net cash used in financing activities	(60,669)	(20,395)
Effect of exchange rate changes on cash	(2,890)	2,383
Net (decrease) increase in cash	$(30,407)	$77,234

Net cash provided by operating activities was $136.1 million for the year ended December 31, 2016, as compared to $161.8 million for the same period in 2015. The decrease was primarily due to:

•	decreased net income adjusted for non-cash items of $36.5 million primarily due to lower operating income as compared to the same period in 2015.

The decrease was partially offset by:

•
increased cash provided by working capital of $10.8 million primarily due to a decrease in accounts receivable and other accruals, partially offset by an increase in the payment of annual performance-based compensation and timing of payments to vendors.

Net cash used in investing activities was $103.0 million for the year ended December 31, 2016, as compared to $66.6 million for the same period in 2015. The increase was driven by:

•	cash used for our investment in Vibes of $40.5 million; and

•	a decrease in proceeds from divestitures of $2.2 million.

The increase was partially offset by:

•
decreased capital expenditures of $5.3 million primarily due to reduction in investments in integration activities, partially offset by an increase in infrastructure investments primarily related to modernizing our network and our data center migration.

Net cash used in financing activities was $60.7 million for the year ended December 31, 2016, as compared to $20.4 million for the same period in 2015. The increase was due to:

•	increase in debt repayments of $26.2 million during 2016 as compared to 2015;

•	increased payments on capital lease obligations of $6.7 million in 2016 as compared to 2015; and

•
distributions to Syniverse Corporation of $6.5 million in 2016 due to share repurchases in connection with share-based compensation as compared to contributions from Syniverse Corporation of $0.8 million in 2015.

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
On April 15, 2016, we made principal payments of approximately $36.2 million toward the Initial Term Loans and Tranche B Term Loans pursuant to the Excess Cash Flow provision of the Credit Agreement. Commencing on December 31,

2018, our Initial Term Loans and Tranche B Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at the final maturity.
We currently expect to make a principal payment of approximately $1.9 million in March 2017 as required pursuant to the Excess Cash Flow provision of the Credit Agreement. We are not required to make any other principal payments on our indebtedness until December 2018; however, we may do so at our election.
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
The Initial Term Loans and the Tranche B Loans (collectively the “Term Loan Facilities”) will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facilities or (iii) the date the loans under the Term Loan Facilities are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Syniverse Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Syniverse Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the earlier of the Second Springing Maturity Date and April 23, 2019.
The Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) the Company’s ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Buccaneer LLC. The negative covenants are subject to customary exceptions.
There are no financial covenants included in the Credit Agreement other than a springing maximum net senior secured leverage ratio of 5.00:1.00, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of each fiscal quarter, the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10.0 million and any letters of credit which are cash collateralized to at least 105.0% of their maximum stated amount) outstanding exceeds 25.0% of all commitments under the Revolving Credit Facility and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.
As of December 31, 2016, we were in compliance with all of the covenants contained in the Senior Credit Facility, to the extent such covenants were required to be tested as of December 31, 2016.
As of December 31, 2016, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $891.1 million and $663.2 million, respectively. At December 31, 2016, the applicable interest rate was 4.00% on these Term Loan Facilities based on the Eurodollar rate loan option.

The unused commitment under the Revolving Credit Facility was $150.0 million at December 31, 2016.

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475.0 million of Syniverse Notes. Interest on the notes is paid on January 15 and July 15 of each year.

The Syniverse Notes are guaranteed on a senior basis by the Subsidiary Guarantors. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture governing our Syniverse Notes, and any subsidiary so designated will not be a guarantor of the notes. The right of noteholders to receive payment on the Syniverse Notes is effectively subordinated to the rights of our existing and future secured creditors.

The Syniverse Notes contain customary negative covenants including, but not limited to, restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay certain subordinated indebtedness or enter into transactions with affiliates.

We incurred financing fees of $20.4 million in connection with the issuance of the Syniverse Notes which have been amortized over the term of the notes using the effective interest method.

Following the Exchange Offer, $105.5 million aggregate principal amount of the Syniverse Notes were outstanding.

Senior Notes Exchange Offer

On January 11, 2017, pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were canceled.

The SFHC Notes are guaranteed on a senior basis by Syniverse and the Subsidiary Guarantors that guarantee the Syniverse Notes. The right of noteholders to receive payment on the SFHC Notes is effectively subordinated to the rights of any future secured creditors of SFHC.

The SFHC Notes contain customary negative covenants including, but not limited to, restrictions on SFHC’s, our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends (including SFHC’s ability to pay dividends or make distributions to Syniverse or our subsidiaries unless SFHC is in compliance with the fixed charge coverage ratio of 1.50:1.00 or the escrow reserve account contains an amount more than the aggregate interest payments to be made on the SFHC Notes in the subsequent six months), sell or otherwise transfer assets, optionally prepay certain subordinated indebtedness or enter into transactions with affiliates.

Non-GAAP Financial Measures

Adjusted EBITDA, Free Cash Flow and SFHC Adjusted EBITDA are not presentations made in accordance with U.S. GAAP. Adjusted EBITDA, Free Cash Flow and SFHC Adjusted EBITDA should not be considered as alternatives to net loss, operating income, revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity. We believe that Adjusted EBITDA and Free Cash Flow are measures commonly used by investors to evaluate our performance and that of our competitors. We further believe that the disclosure of Adjusted EBITDA and Free Cash Flow is useful to investors, as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluate our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, some of the means by which our management team operates and evaluates our Company and facilitates comparisons of the current period’s results with those of prior periods.
In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies in our industry or otherwise. Because of these limitations, Adjusted EBITDA, Free Cash Flow and SFHC Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We attempt to compensate for these limitations by relying primarily upon our U.S. GAAP results and using Adjusted EBITDA, Free Cash Flow and SFHC Adjusted EBITDA as supplemental information only.
Adjusted EBITDA, Free Cash Flow and SFHC Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, some of the limitations of Adjusted EBITDA are as follows:

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
Adjusted EBITDA is determined by adding the following items to net loss from continuing operations: other expense, net, excluding the impact of equity income in investees; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation, acquisition expense; other operating income; business development, integration and other expenses; and the Carlyle annual management fee including related expenses.
We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure calculated in accordance with our Credit Agreement and used under the indentures governing the Syniverse Notes and the SFHC Notes; however, the credit agreement governing our Senior Credit Facility and the indentures governing the Syniverse Notes and the SFHC Notes permit us to make certain additional adjustments, such as projected cost savings, unusual or non-recurring charges, and pro forma EBITDA and anticipated synergies from acquisitions, which are not reflected in the Adjusted EBITDA data presented herein.
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss from continuing operations, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Year ended December 31,
(in thousands)	2016	2015	2014
Reconciliation to Adjusted EBITDA
Net loss from continuing operations	$(65,170)	$(49,312)	$(46,300)
Equity income in investees	91	36	35
Other expense, net	120,402	123,783	124,999
Benefit from income taxes	(42,807)	(31,277)	(25,093)
Depreciation and amortization	208,130	215,167	237,577
Employee termination benefits (a)	869	948	9,140
Restructuring (b)	25,220	387	17,826
Non-cash stock-based compensation (c)	17,070	17,262	8,574
Acquisition (d)	—	111	1,974
Other Operating Income (e)	(5,499)	—	—
Business development, integration and other expenses (f)	14,147	12,108	16,055
Consulting fee and related expenses (g)	3,061	3,079	3,086
Adjusted EBITDA	$275,514	$292,292	$347,873

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Aicent acquisition, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)	Reflects a one-time transfer of certain data center equipment to Syniverse at no cost.

(f)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; CEO transition costs; and other expenses such as certain advisory services, employee retention costs and certain data center migration costs.

(g)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.

Free Cash Flow is determined by adding the result of net cash provided by operating activities adjusted for loss from discontinued operations, net of tax, working capital adjustment related to discontinued operations and acquisition expense less capital expenditures (excluding capital expenditures related to assets held for sale).
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
A reconciliation of Syniverse Holdings, Inc. net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Year ended December 31,
(in thousands)	2016	2015	2014
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$136,118	$161,838	$168,011
Loss from discontinued operations, net of tax	—	—	688
Working capital adjustment related to discontinued operations	—	—	(688)
Acquisition	—	111	1,974
Capital expenditures	(62,887)	(68,220)	(91,758)
Free Cash Flow	$73,231	$93,729	$78,227

SFHC Adjusted EBITDA is determined by adding the following items to SFHC net income: depreciation, restructuring and other expenses, non-cash stock-based compensation, business development, integration and other one-time expenses. SFHC Adjusted EBITDA is a measure used under the indenture that governs the SFHC Notes.

A reconciliation of SFHC net income, the closest GAAP measure, to SFHC Adjusted EBITDA is presented in the following table:

Year ended December 31,
(in thousands)	2016
Reconciliation to SFHC Adjusted EBITDA
SFHC net income	$39,499
Equity income in investees	91
Other expense, net	1,085
Benefit from income taxes	(10,839)
Depreciation and amortization	36,790
Employee termination benefits (a)	49
Restructuring (b)	5,900
Non-cash stock-based compensation (c)	1,266
Business development, integration and other expenses (d)	1,397
SFHC Adjusted EBITDA	$75,238

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs and certain data center migration costs.

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $297.9 million and $321.0 million as of December 31, 2016 and 2015, respectively.
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

Contractual Obligations
The following table set forth the schedule of future payments under certain existing contracts, including debt agreements, as of December 31, 2016.

		Payments Due by Period
(in thousands)		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations including interest (1)(2)	$2,290,788	$108,981	$2,181,807	$—	$—
Operating lease obligations (3)	52,414	8,765	12,297	9,375	21,977
Purchase and contractual obligations (4)	40,584	22,369	15,098	3,117	—
Capital lease obligations including interest (5)	25,724	17,073	8,309	337	5
Pension obligation (6)	13,617	182	437	501	12,497
Contractual Obligations (7)	$2,423,127	$157,370	$2,217,948	$13,330	$34,479

(1)	Based on an assumed interest rate on the Senior Credit Facility of 4.04% based on the current Eurodollar rate loan option and the 9.125% interest rate on the Senior Notes.

(2)
On January 11, 2017, pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes that will mature on January 15, 2022 and a like amount of Syniverse Notes that would have matured on January 15, 2019 were cancelled.

(3)	Reflects estimated office space and property and equipment operating lease payments based on contractual rates.

(4)	Reflects purchase and contractual obligations for property and equipment, software licenses and services.

(5)	Reflects capital lease obligations for certain software licenses and computer equipment.

(6)	Reflects estimated obligations from a noncontributory, defined benefit retirement plan associated with one of our foreign subsidiaries.

(7)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 12 to our consolidated financial statements for additional information regarding the liabilities for uncertain tax positions.

Effect of Inflation
Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2016, 2015 or 2014.

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
During the year ended December 31, 2016, we did not adopt or change the application of any critical accounting policies from the year ended December 31, 2015 that have had a material impact on our financial statements.
Revenue Recognition
We recognize revenue in accordance with ASC 605 - Revenue Recognition. Our revenues are generated through the sale of Mobile Transaction Services and Enterprise & Intelligence Solutions to mobile operators and enterprise customers throughout the world. The majority of our revenues are generated by transaction-based fees, including a per-transaction fee, tier-based pricing and additional fees for volume above an agreed upon threshold, primarily through long-term contracts typically averaging three years in duration. We also generate revenues through monthly recurring charges and customer implementation services.
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
If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management evaluates overall industry and company-specific circumstances and conditions to identify indicators of impairment. We did not record any impairment losses on long-lived assets for the years ended December 31, 2016, 2015 or 2014.
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

For the annual impairment test as of October 1, 2016, 2015 and 2014, we bypassed the step zero approach and evaluated our goodwill and indefinite-lived intangible assets using the two-step impairment test. While still considering many of the qualitative factors listed above, the first step under this method is to compare the fair value of our reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we would then compare the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets with the carrying amount of that goodwill or indefinite-lived intangible assets. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds its implied fair value. Estimates are based on reasonable and supportable assumptions and projections. See Common Stock Valuation below for further information regarding approaches used. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized.

In connection with our annual goodwill impairment analysis at October 1, 2016, the fair value of our reporting unit was not substantially in excess of its carrying value. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by volume declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows. We did not record any impairment loss of goodwill or indefinite-lived intangible assets for the periods ending December 31, 2016, 2015 or 2014. Management continuously evaluates overall industry and company-specific circumstances and conditions as necessary.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. Our deferred tax assets as of December 31, 2016 include net accumulated foreign net operating losses (“NOLs”) of $174.3 million, net accumulated U.S. federal NOLs of $59.0 million and net accumulated state NOLs of $11.6 million. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations. U.S. federal and state NOLs in specific jurisdictions will expire if not utilized between tax years 2017 and 2036. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. The deferred tax assets also include federal and state tax credit carry forwards of $4.5 million and $1.3 million respectively at December 31, 2016. The federal credits will expire if not utilized between tax years between 2022 and 2036. The majority of the state credits have an indefinite carryforward period. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $100.7 million at December 31, 2016. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and of the reversal of existing deferred tax liabilities. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.
Stock-Based Compensation
Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model for stock options and share price for restricted stock, and is recognized as expense over the requisite service period. The Black-Scholes model requires various subjective assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 10 to our consolidated financial statements for additional information regarding our stock-based compensation.

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
Income approach
The income approach estimates the value of our company based on expected future cash flows discounted to a present value rate of return commensurate with the risks associated with the cash flows (“DCF method”). The cash flows utilized in the DCF method are based on our most recent long-range forecast. The discount rate is intended to reflect the risks inherent in the future cash flows of the Company. Because the cash flows are projected over a limited number of years, it is also necessary under the income approach to compute a terminal value as of the last period for which discrete cash flows are projected. This terminal value capitalizes the future cash flows beyond the projection period and is determined by taking the projected results for the final year of the projection and applying a terminal exit multiple. This amount is then discounted to its present value using a discount rate to arrive at the present value of the terminal value. The discounted projected cash flows and terminal value are totaled to arrive at an indicated aggregate equity value under the income approach. In applying the income approach, we derived the discount rate from an analysis of the cost of capital of our comparable industry peer companies as of each valuation date and adjusted it to reflect the risks inherent in our business cash flows. A 11.0% discount rate was used in our valuations for the year ended December 31, 2016. We derived the terminal exit multiple from an analysis of the EBITDA multiples of our comparable industry peer companies as of each valuation date. We then used the implied long-term growth rate of our Company to assess the reasonableness of the selected terminal exit multiple.
Market approach
The market approach incorporates various methodologies to estimate the equity value of a company and includes the GPC method which utilizes market multiples of comparable companies that are publicly traded and the GMAC method which utilizes multiples achieved in comparable industry mergers and acquisition transactions if such transactions are relevant to our industry and timely relative to our valuation dates. During the year ended December 31, 2016, we performed a valuation of our common stock as of October 1. We did not use the GMAC approach in the October 1 valuation as the implied multiples were not indicative of future performance.
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
For each valuation during the years ended December 31, 2016 and 2015, we equally weighted the income and market approaches. We believe an equal weighting of the two methods is appropriate as it utilizes both management’s expectations of future results and an estimate of the market’s valuation of companies similar to us. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as the relevant comparable company revenue and earnings multiples for the market approach.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-06, Simplifying the Test for Goodwill Impairment, which is included in ASC Topic 350. ASU 2017-06 simplifies the subsequent measurement of goodwill by requiring impairment charges to be based on Step 1 of the goodwill impairment test. The update is effective for the Company beginning January 1, 2020. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is permitted. We currently anticipate adopting the standard effective January 1, 2018, using the full retrospective method such that each prior reporting period reflects the new standard. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Senior Credit Facility. Our Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar rate floor. Under the Senior Credit Facility, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of December 31, 2016. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2016 and 2015, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would result in $1.9 million and $2.0 million of additional interest expense, respectively.

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
A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2016 would have increased or decreased our revenues and net loss by approximately $14.4 million and $4.7 million, respectively, and approximately $16.7 million and $4.2 million during the year ended December 31, 2015, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are included as a separate section of this Annual Report on Form 10-K. See Item 15. for an index to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. Based on the evaluation, as of December 31, 2016, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in a report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B.           OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 28, 2017:

Name	Age	Position(s)

Stephen C. Gray	58	President and Chief Executive Officer; and Director
Robert F. Reich	57	Executive Vice President and Chief Financial Officer
Timothy Moss	50	Executive Vice President and Chief Operating Officer
David H. Ratner	47	Executive Vice President and Chief Product Officer
Jeffrey M. White	45	Group Vice President, Global Sales
Laura E. Binion	60	Senior Vice President and General Counsel
Mary P. Clark	50	Senior Vice President, Chief Marketing Officer and Chief of Staff
John T. McRae	47	Group Vice President and General Manager
Michael J. O’Brien	51	Senior Vice President, Corporate Development and Strategy
Norris Powell	52	Senior Vice President and Chief Human Resources Officer
Chris Rivera	47	Senior Vice President and Chief Technology Officer
James A. Attwood, Jr.	58	Chairman of our Board of Directors
Tony G. Holcombe	61	Vice Chairman of our Board of Directors
Kristen Ankerbrandt	38	Director
Kevin L. Beebe	57	Director
Laura Desmond	51	Director
Julius Genachowski	54	Director
Mark J. Johnson	43	Director
Daniel S. Mead	63	Director
Raymond A. Ranelli	69	Director
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
Timothy Moss joined the Company in June 2016 and currently serves as our Executive Vice President and Chief Operating Officer, a role he assumed in January 2017. Mr. Moss served as President, Service Provider Group and Global Strategy from May 2016 until January 2017. Before joining the Company, Mr. Moss served as Founder and CEO of IMG Venture Group from January 2015 to June 2016. Prior to that, Mr. Moss was Senior Vice President, Head of Engagement Practices, North

America, at Ericsson from July 2010 to January 2015. From 2001 to 2010, Mr. Moss was founder and CEO for Integrity Management group. Mr. Moss holds a bachelor’s degree in political science from Texas A&M University.
David H. Ratner joined the Company in January 2016 and currently serves as our Executive Vice President and Chief Product Officer, a role he assumed in January 2017. Mr. Ratner served as President, Enterprise Solutions from March 2016 until January 2017. Prior to joining the Company, Mr. Ratner served as Chief Executive Officer and President of Openwave Messaging, a multi-channel messaging, security and identity management service provider, from July 2012 to April 2014 and as Chief Operating Officer of SEVEN Networks, a provider of software products for mobile traffic management and optimization, from May 2008 to August 2011. Mr. Ratner has also held senior executive positions at several other companies including Carrier Access, Openwave Systems and Software.Com. Mr. Ratner holds bachelor’s degrees in computer science and mathematics from Cornell University and a master’s degree and a doctoral degree in computer science from the University of California in Los Angeles.
Jeffrey M. White joined the Company in August 2016 and serves as our Group Vice President, Global Sales.  Prior to joining the Company, from 2014 to 2015, Mr. White served as Chief Revenue Officer for Extreme Networks.  From 1997 to September 2014, Mr. White held various senior positions at Cisco Systems, including most recently President of India from 2012 to 2014 and Senior Vice President Service Provider for Asia Pacific from 2009 to 2012.  Mr. White holds a bachelor of science in business administration from the University of Phoenix, in Phoenix, Arizona and a master of business administration, international business from the University of Texas at Dallas, Dallas, Texas.
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
Mary P. Clark joined the Company in June 2009 and currently serves as our Senior Vice President, Chief Marketing Officer and Chief of Staff, a position she has held since January 2017. Ms. Clark served as Senior Vice President and Chief Marketing Officer from March 2014 to January 2017. Prior to March 2014, Ms. Clark served as Senior Vice President, Roaming from January 2011 to March 2014 and as Vice President of Clearing and Settlement from June 2009 to January 2011. Prior to joining the Company, Ms. Clark served as General Manager, Americas of MACH Cibernet from May 2007 to January 2008, as Vice President, Global Financial Settlement of Cibernet from March 2003 to May 2007 and as Vice President, Operations, of Cibernet when it was a subsidiary of CTIA-The Wireless Association from December 1995 to March 2003. Ms. Clark earned her bachelor’s degree in communications from the University of Delaware.
John T. McRae joined the Company in January 2011 and currently serves as Group Vice President and General Manager, a role he assumed in July 2016. Prior to becoming Group Vice President and General Manager, Mr. McRae served as Chief Information Officer, Senior Vice President and General Manager of Enterprise & Intelligence Solutions and Senior Vice President of Global Customer Operations. Prior to joining the Company, Mr. McRae was the Chief Executive Officer of NCI Nationwide Credit, a global provider of customer relationship and accounts receivable management services. Mr. McRae has also held senior operations and consulting positions at several other companies including Emdeon and Deloitte Consulting. Mr. McRae holds a bachelor’s degree in finance and accounting from the University of Michigan, Dearborn, and a master’s degree in business administration in operation and management from Case Western Reserve University.
Michael J. O’Brien joined the Company in 1999 and currently serves as its Senior Vice President, Corporate Development and Strategy, a role he assumed in August 2016. Prior to August 2016, Mr. O’Brien served as Senior Vice President and General Manager, Risk Management from March 2016 to August 2016; as Senior Vice President, Business Development from January 2014 to March 2016 and April 2007 to July 2011; as Senior Vice President, Strategic Market Initiatives from June 2011 to January 2014; and as Vice President Marketing from November 2000 to April 2007. Prior to joining the Company, Mr. O’Brien held various positions in operations and product management at GTE TSI, GTE Mobinet and GE Logisticom. Mr. O’Brien received a bachelor of science in computer science from the University of Virginia, School of Engineering and Applied Science.
Norris Powell joined the Company in January 2017 and serves as its Senior Vice President and Chief Human Resources Officer. Before joining the Company, from 2015 to 2017, Mr. Powell served as Vice President of Human Resources at CSM

Bakery Solutions. From 2008 to 2014, Mr. Powell held various positions at B/E Aerospace, Inc., including Corporate Vice President, Human Resources and Vice President, Human Resources, Commercial Aircraft Segment. Mr. Powell has also held senior human resource positions at Acergy Group and ALSTOM Power, Inc. Mr. Powell earned his university degree in human resources development from DeMontfort University in Leicester, England.
Chris Rivera joined the Company in July 2016 and serves as our Senior Vice President and Chief Technology Officer. Prior to joining the Company, from November 1999 to June 2016, Mr. Rivera served in a variety of senior roles at Cisco Systems, including Managing Director, Chief Technology Officer, Americas Mobile and Web Providers; Senior Director, Product Line Management, Routing Technology Group; and Director, Product Line Management, Optical Networking. Prior to Cisco, from July 1999 to November 1999, Mr. Rivera was a Product Manager at Cerent Corporation (acquired by Cisco Systems in November 1999) and a Marketing Manager at DSC Communications (acquired by Alcatel in 1998) from April 1997 to July 1999. Mr. Rivera began his career as an Operations and Electronic Systems Officer in the U.S. Navy, for which he served from May 1992 to April 1997 and last held the rank of Lieutenant. Mr. Rivera has a bachelor’s degree from the U.S. Naval Academy and completed coursework at the University of California at San Diego.
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
Kevin L. Beebe was elected as a director of the Company in January 2011. He has served since November 2007 as the President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic and operational advice to private equity clients and private and public companies. From 1998 to 2007, Mr. Beebe was Group President of Operations at Alltel Corporation, a telecommunications services company. Prior to joining Alltel, Mr. Beebe served as Executive Vice President of Operations at 360° Communications Co., a wireless communications company, from 1996 to 1998. Mr. Beebe also held numerous positions of increasing responsibility at Sprint Corporation, including Vice President of Operations, from 1984 to 1995. Mr. Beebe graduated with honors from Kutztown University in 1981 with a bachelor’s degree in economics and received a master’s degree in economics from Bowling Green University in 1982. Mr. Beebe serves as a member of the board of directors of Nextel International, SBA Communications, Logix Communications and Skyworks Solutions and is a founding partner of Astra Capital

Management, a private equity firm. We believe Mr. Beebe’s previous experience in and knowledge of the mobile telecommunications industry, including his experience as a senior officer of several of the Company’s largest customers, qualifies him to serve on our Board of Directors.
Laura Desmond was elected as a director of the Company in February 2017. She was most recently the Chief Revenue Officer of Publicis Groupe, a group of global marketing communication and business transformation companies from December 2015 to December 2016. From 2008 to 2015, Ms. Desmond was the Global Chief Executive Officer of Starcom MediaVest Group (“SMG”), a global marketing and media services company which is part of the Publicis Groupe. Prior to 2008 Ms.  Desmond served as Chief Executive Officer of SMG - Americas, Chief Executive Officer of MediaVest and Chief Executive Officer of SMG’s Latin America group.  Ms. Desmond earned a bachelor of business administration degree in marketing from the University of Iowa. Ms. Desmond is on the Board of Directors of Adobe Corporation and serves as an advisory board member to Madison Wells Media and Uptake Technologies, Inc. We believe Ms. Desmond’s leadership and experience in helping oversee the marketing and media strategy of some of the world’s biggest brands will provide insight for the Company’s strategy and qualifies her to serve on our Board of Directors.
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
Daniel S. Mead became a director of the Company in November 2016. From October 2010 to July 2015, Mr. Mead served as CEO and President of Verizon Wireless. From October 2009 to October 2010, Mr. Mead served as the Chief Operating Officer and Executive Vice President of Verizon Wireless. Mr. Mead was one of the founding senior executives of Verizon Wireless in July 2000. He held leadership roles in various telecommunications functions during his 37-year career at Verizon and its predecessor companies. Mr. Mead served as the Chairman of CTIA—The Wireless Association until December 31, 2014. Mr. Mead also served as a member of the board of directors of Cellular Telecommunications & Internet Association and Vodafone Omnitel. Mr. Mead has a bachelor’s degree in quantitative business analysis and finance from Pennsylvania State University and a master’s degree in business administration from Pennsylvania State University. Mr. Mead also currently serves on the Board of Trustees at Pennsylvania State Univer sity and is chairman of it’s Finance and Capital Planning Committee. We believe Mr. Mead’s vast experience in the telecommunications industry qualifies him to serve on our Board of Directors.
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
Governance Matters
Selection of Directors
The Company has one shareholder who elected the initial eight members of the Board after the purchase by The Carlyle Group of the Company’s parent in 2011. Recently the Board enlarged the size of the Board and elected two additional directors. The shareholder and Board have selected Directors who have skills, experience and backgrounds that are relevant to the key strategic and operational issues that impact the Company. Directors are typically selected based upon their character, track record of accomplishment in leadership roles, as well as their professional and corporate expertise, skills and experience. There are no procedures pursuant to which anyone other than the shareholder may recommend nominees to the Company's Board.
Independence of Directors
Although the shares of the Company's stock are not publicly traded on any exchange, the Board continues to use the listing standards of the NYSE to determine whether or not the members of the Board are independent. Under these standards, the Board has determined that Messrs. Attwood, Johnson, Genachowski, and Gray and Ms. Ankerbrandt are not independent directors.
Board Committees
The Board of Directors has established three standing committees-the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
The Audit Committee is comprised of Messrs. Raymond Ranelli (Chairman), Mark J. Johnson and Daniel S. Mead and Ms. Kristen Ankerbrandt. Mr. Ranelli is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated by the SEC and all members of the Audit Committee are “financially literate” as that term is used under the applicable rules of the NYSE. Mr. Ranelli and Mr. Mead are independent in accordance with the guidelines and the applicable rules of the NYSE.
The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe, and Julius Genachowski and Ms. Laura Desmond. None of the members of the Compensation Committee was an officer or employee of the Company in 2016 or any time prior thereto. During 2016, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
The Nominating and Corporate Governance Committee is comprised of Messrs. Kevin Beebe (Chairman), James A. Attwood, Jr., Tony G. Holcombe and Daniel S. Mead.
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
Our NEOs for 2016 are Mr. Stephen C. Gray, our President and Chief Executive Officer; Mr. Robert F. Reich, our Executive Vice President and Chief Financial Officer; Mr. Timothy Moss, our Executive Vice President and Chief Operating Officer; Mr. David H. Ratner, our Executive Vice President and Chief Product Officer; and Mr. Jeffrey M. White, our Group Vice President, Global Sales.
Oversight of Compensation Program
The Compensation Committee of our Board of Directors administers the compensation policies for the Company’s executive officers and directors. The Compensation Committee is also responsible for approving the equity compensation of executive officers under the Company’s long-term equity incentive plan. The Compensation Committee reviewed and approved all components of compensation of our NEOs, including salary, bonus, and long-term equity incentive compensation, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios. The Compensation Committee reviews and approves the compensation of our NEOs with input from our Chief Executive Officer for executive officers other than himself. The Chief Executive Officer and Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data as described below. The Chief Executive Officer and Chief Human Resources Officer do not participate in the discussions or decisions regarding their own compensation.

Determining Executive Compensation
Review of Competitive Practice. In making compensation decisions with respect to the total compensation opportunity provided to the NEOs, the Compensation Committee considered a number of factors, including the competitive market for executives and compensation levels provided by comparable companies to similarly situated executives and sought to provide compensation that is competitive in the marketplace and aligned with our performance. The Compensation Committee reviewed comparable data for base salary, bonus and long-term compensation and target compensation for executive officers, seeking to ensure that the compensation packages of its executives were competitive in the marketplace. The Compensation Committee believes that competitive compensation packages allow the Company to recruit highly qualified and experienced executive talent from comparable or larger-sized organizations and allows the Company to recruit and retain executives around the world as necessary for its global operations.
Review of Broader Market Data. As part of the compensation review, the Company reviewed the compensation packages of the Company’s executives to those provided in market published survey data for comparably-sized organizations. Data sources used in this analysis included 2016 executive compensation surveys published by Mercer, Hay and Aon Radford. Market values were derived from reported pay levels for comparable positions at companies within the telecommunications, technology, and broader market sectors with revenues generally falling within a range of 75% to 125% of the Company’s revenues. Published survey sources did not provide a listing of participating organizations within the above-referenced revenue range and industries. We refer to this broader market published survey data as the Broader Market Data. In determining compensation in 2016, neither the Company nor the Compensation Committee engaged with compensation consultants.
Executive Compensation Programs
In 2016, our executive officer compensation consisted of four components:

•	base salary;

•	annual incentive compensation;

•	other one-time signing or re-location bonuses; and

•	long-term equity incentive compensation.
Each of these components is discussed in more detail below.
Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. Mr. Ratner was named President, Enterprise Solutions in January 2016 and his base salary was set at $400,000. In June 2016, Mr. Moss was named President, Service Provider Group and Global Strategy and his base salary was set at $460,000. In August 2016, Mr. White was named Group Vice President, Global Sales and his base salary was set at $360,000. The roles and titles for Messrs. Ratner and Moss were changed in early 2017 to Executive Vice President and Chief Product Officer and Executive Vice President and Chief Operating Officer, respectively, but these changes did not impact their salaries. Mr. Reich’s base salary was $400,000 in 2016 and was increased to $420,000 in February 2017. Mr. Gray’s base salary was set at $750,000 in 2015 and was unchanged in 2016. The Compensation Committee believes all of these salaries are market competitive, based on the Broader Market Data.
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
First, each eligible employee, including each NEO, is assigned a target annual incentive award opportunity which is reflected as a percentage of his or her base salary. In January 2016, the target annual award opportunity for Mr. Ratner was set at 75% of his base salary. In June 2016, the target annual award opportunity for Mr. Moss was set at 80% of his base salary. In August 2016, the target annual award opportunity for Mr. White was set at 70% of his base salary. The target annual award opportunity for Mr. Reich was 75% in 2016 and was increased to 80% in February 2017. Mr. Gray’s target annual award opportunity was 100% of his base salary in 2015 and was unchanged in 2016. The Compensation Committee believes all of the target annual incentive award opportunities are market competitive, based on the Broader Market Data.

Second, the Compensation Committee chooses corporate financial measures that it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive awards. For 2016, the Compensation Committee selected the following measures and weightings for determining annual incentive awards for corporate executives.

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
Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they are determined using straight-line interpolation). The goals established by the Compensation Committee in February 2016 for corporate executives, including each of our NEOs, were as follows:

Financial Measure	Threshold	Target	Superior
Syniverse Consolidated Revenues	$764 million	$791 million	$805 million
Syniverse Consolidated Adjusted EBITDA*	$270 million	$285 million	$293 million
Syniverse Consolidated Free Cash Flow*	$62 million	$70 million	$76 million
Syniverse New Business Revenue	$61 million	$70 million	$76 million

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

	Threshold	Target	Superior
Stephen C. Gray	50.00%	100.00%	150.00%
Robert F. Reich	37.50%	75.00%	112.50%
Timothy Moss	40.00%	80.00%	120.00%
David H. Ratner	37.50%	75.00%	112.50%
Jeffrey M. White	35.00%	70.00%	105.00%
Finally, the Compensation Committee increases or decreases annual incentive awards based on each executive’s individual job performance. In 2016 percentage increases or decreases for annual bonuses paid to NEOs ranged from a 10% decrease to a 20% increase of the originally calculated amounts based on each NEOs individual job performance.
In 2016, the Company achieved successful financial results as compared to several of the annual incentive plan performance goals. Revenues were above the threshold goal but slightly below the target goal and as calculated on a linear basis resulted in an 86% payout factor for this financial measurement. Adjusted EBITDA was also above the threshold and lower than the target goal and calculated on a linear basis resulted in a 68% payout factor for this financial measurement. Free Cash Flow exceeded the target goal but was below the superior goal and resulted in a 127% payout factor based on a linear calculation. New Business Revenue was below the threshold goal so the payout factor associated with this measurement was 0%. When the weightings of 35%, 35%, 15% and 15% are applied to the payout factors for Revenue, Adjusted EBITDA, Free Cash Flow and New Business Revenue, respectively, the overall payout factor for the corporate annual incentive plan was 73%. Revenues, Adjusted EBITDA, Free Cash Flow and New Business Revenue were all adjusted for foreign exchange impact in determining the payout factors associated with each measurement. Based on the overall Company performance, each individual’s annual target percentage and each individual’s job performance, the Compensation Committee of the Board of Directors approved the bonuses in the table below for the fiscal year 2016 for each NEO.

	2016 Annual Incentive Plan Award	% of Base Salary
Stephen C. Gray	$602,250	80.30%
Robert F. Reich	$262,800	65.70%
Timothy Moss (1)(2)	$184,000	40.00%
David H. Ratner (1)	$186,330	46.58%
Jeffrey M. White (1)	$66,346	18.42%

(1) The bonuses for Messrs. Moss, Ratner and White were pro-rated based on the time they were employed by the Company during 2016.
(2) Pursuant to his contract, Mr. Moss was entitled to have his bonus calculated based upon a payout factor of 100% regardless of the Company’s financial performance in 2016.

Other One-Time Bonuses. From time to time in connection with the initial employment of an executive the Company will pay the executive a one-time signing or re-location bonus. The purpose of this type of bonus is to attract the most talented executive available for an open position and to reimburse the executive for his or her relocation expenses associated with accepting a new position. In 2016, Mr. Moss received a relocation bonus of $150,000 which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his employment agreement) prior to June 20, 2017. In 2016, Mr. White received a signing bonus of $80,000 which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason prior to August 22, 2017.

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

2016 Equity Awards. In March 2016, in connection with his commencement of service as our President, Enterprise Solutions, the Compensation Committee granted Mr. Ratner 90,000 restricted stock units that vest over a 3 year period based on continuous service (40% after the first year, 35% after the second year and 25% after the third year) and 360,000 stock options that vest ratably over a 4 year period based on continuous service.

In June 2016, in connection with his commencement of service as our President, Service Provider Group and Global Strategy, the Compensation Committee granted Mr. Moss 100,000 restricted stock units that vest over a 3 year period based on continuous service (50% after 18 months and 50% after the third year) and 500,000 stock options that vest ratably over a 4 year period based on continuous service.

In October 2016, in connection with his commencement of service as our Group Vice President Global Sales, the Compensation Committee granted Mr. White 75,000 restricted stock units that vest over a 3 year period based on continuous service (50% after 18 months and 50% after the third year) and 250,000 stock options that vest ratably over a 4 year period based on continuous service.

In November 2016, the Compensation Committee decided to issue new equity awards to certain executives and key employees. The equity awards granted in 2016 were restricted stock units that vest over a 3 year period based on continuous service in two equal 18 month increments. The Compensation Committee believes that the restricted stock units are in line with market practices and appropriately incentivizes its executives to profitably grow the Company. As a part of the November 2016 equity grant, the Compensation Committee granted Mr. Reich 30,000 restricted stock units. The Compensation Committee believes all of the 2016 equity awards are market competitive, based on the Broader Market Data.

Historical Equity Awards.    In December 2014, the Board granted 350,000 stock options to Mr. Gray in connection with his commencement of service as our Interim Chief Executive Officer. The stock options vested ratably over a 2 year term based on continuous service.

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
Other Compensation. We do not currently provide a defined benefit pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives. In 2016 Messrs. Gray, Reich, Moss, Ratner and White were eligible to participate, during the term of their employment, in the employee benefit plans provided to all U.S. employees, which included the following:

•
a 401(k) plan, pursuant to which participants received a 2% core contribution and a 3% company match assuming they contribute at least 4% to the plan, up to the federal limit, for the period from January to May 2016 and a 5% company match assuming they contribute at least 8% to the plan, up to the federal limit, for the period from June to December 2016;

•	health, dental and insurance plans; all employees, including executives, pay a portion of premiums due for health coverage; and

•
basic employee life insurance and accidental death and dismemberment coverage equal to one times annual base salary, up to a maximum of $1,000,000, as well as short-term disability coverage at no cost to the employee.

The U.S.-based NEOs also received enhanced long-term disability insurance benefits in the amount of 66.67% of monthly covered earnings up to a maximum of $25,000 per month, which is generally payable until age 65 or for specified shorter periods after age 65. In addition, pursuant to the terms of his employment agreement, Mr. Gray is entitled to use of a private jet for his travel to the Company’s headquarters in Tampa, Florida and domestic business outside Tampa.
Employment and Termination Agreements
Our parent entered into employment agreements with Mr. Gray in February 2015, with Mr. Reich in April 2015, with Mr. Ratner in January 2016 and with Mr. Moss in June 2016 upon their acceptance of employment. Mr. White does not have an employment agreement but is entitled to certain severance benefits pursuant to a letter agreement with the Company.
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

By the Company’s Compensation Committee
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Julius Genachowski
Compensation Committee Interlocks and Insider Participation
As of December 31, 2016, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe and Julius Genachowski. None of the members of our Compensation Committee was an officer or employee of the Company in 2016 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (6)	Stock Awards ($) (7)	Option Awards ($) (7)		Non‑Equity Incentive Plan Compensation ($) (8)	All Other Compensation ($)(9)	Total ($)
Stephen C. Gray (1)	2016	779,577	—	—	—		602,250	271,733	1,653,560
President, Chief Executive Officer and Director	2015	769,585	1,300,000	7,875,000	7,470,150		499,500	267,745	18,181,980
	2014	229,846	—	—	1,750,875		—	2,677	1,983,398

Robert F. Reich (2)	2016	401,806	—	300,000	—		262,800	11,792	976,398
Executive Vice President and Chief Financial Officer	2015	304,615	160,000	1,012,500	1,665,360	(10)	133,200	11,650	3,287,325

Timothy Moss (3)	2016	248,302	150,000	1,000,000	1,620,909		184,000	10,350	3,213,561
Executive Vice President and Chief Operating Officer

David H. Ratner (4)	2016	380,606	—	900,000	1,185,026		186,330	9,173	2,661,135
Executive Vice President and Chief Product Officer

Jeffrey M. White (5)	2016	131,753	80,000	750,000	803,864		66,346	2,492	1,834,455
Group Vice President Global Sales

(1)	Mr. Gray became our Interim President and Chief Executive Officer on August 26, 2014, and our President and Chief Executive Officer on February 25, 2015.

(2)	Mr. Reich became our Executive Vice President and Chief Financial Officer on April 1, 2015.

(3)	Mr. Moss became our President, Service Provider Group and Global Strategy on June 20, 2016, and our Executive Vice President and Chief Operating Officer on January 13, 2017.

(4)	Mr. Ratner became our President, Enterprise Solutions on January 21, 2016, and our Executive Vice President and Chief Product Officer on January 13, 2017.

(5)	Mr. White became our Group Vice President Global Sales on August 22, 2016.

(6)
For Mr. Gray, reflects his signing bonus of $1,300,000. For Mr. Reich, reflects his relocation bonus of $160,000. For Mr. Moss, reflects his relocation bonus of $150,000. For Mr. White, reflects his signing bonus of $80,000.

(7)
Reflects the grant date fair value of restricted stock unit and option awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation under ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the restricted stock unit and option awards are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(8)	Reflects the annual non-equity incentive bonuses earned during the applicable year.

(9)
The amounts for 2016 reflect the 401(k) Core and Company Match contributions for Messrs. Gray, Reich and Ratner and represents 401(k) Company Match for Messrs. Moss and White. In addition, for Mr. Gray All Other Compensation includes $257,253 of aggregate incremental cost for commuter use of the Company’s fractional ownership aircraft. The aggregate incremental cost is calculated based on our estimated variable operating costs, which include the fuel, maintenance, landing fees, trip-related hangar/parking costs and other smaller variable costs.

(10)
Reflects the grant date fair value of Mr. Reich’s option awards ($1,299,321) and the incremental fair value related to the modification of his option awards as of the modification date ($366,039), as described in the Compensation Discussion and Analysis.

2016 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock Units(#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Mr. Gray		375,000	750,000	1,125,000

Mr. Reich		150,000	300,000	450,000
	11/3/2016				30,000			300,000
Mr. Moss		184,000	368,000	552,000
	6/20/2016				100,000			1,000,000
	6/20/2016					500,000	10.00	1,620,909
Mr. Ratner		150,000	300,000	450,000
	3/9/2016				90,000			900,000
	3/9/2016					360,000	10.00	1,185,026
Mr. White		126,000	252,000	378,000
	10/4/2016				75,000			750,000
	10/4/2016					250,000	10.00	803,864

(1)
Represents potential threshold, target and maximum payout opportunities under the annual incentive plan excluding individual performance qualifiers. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation table.

(2)	Reflects restricted stock units with service-based vesting requirements.

(3)	Reflects option awards with service-based vesting requirements.

(4)	The price is the fair value of Syniverse Corporation’s common stock on the grant date.

(5)
Reflects the grant date fair value of the option and restricted stock unit awards, determined in accordance with ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the restricted stock unit and option awards are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Material Terms of Employment Agreements
Each of the employment agreements with Messrs. Gray, Reich, Moss and Ratner has an initial term of three years, and each of these agreements automatically extend for additional one-year periods unless either party gives prior notice of non-renewal. The initial terms of these employment agreements expire on February 25, 2018, April 1, 2018, January 21, 2019 and June 20, 2019 for Messrs. Gray, Reich, Ratner and Moss, respectively. The agreements provide for a base salary and target annual incentive opportunity discussed above in the Compensation Discussion & Analysis. Additionally, Mr. Gray is also entitled to use of a private jet for his travel to the Company’s headquarters in Tampa, Florida and domestic business outside Tampa. Additionally, pursuant to his employment agreement, Mr. Moss was entitled to a re-location bonus in an amount equal to $150,000 which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his employment agreement) prior to June 20, 2017. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control or the termination of their employment as of December 31, 2016, see “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”
Mr. White does not have employment agreement with the Company but is entitled to certain severance benefits pursuant to a letter agreement with the Company.
Outstanding Equity Awards at 2016 Fiscal Year End

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
Mr. Gray	30,000	—		—	10.00	4/6/2021
	350,000	—		—	11.25	12/12/2024
	375,000	1,125,000	(1)	—	11.25	2/25/2025
							420,000	(7)	4,200,000

Mr. Reich	90,000	270,000	(2)	—	11.25	4/1/2025
							84,000	(8)(9)	840,000

Mr. Moss	—	500,000	(3)	—	10.00	6/20/2026
							100,000	(10)	1,000,000

Mr. Ratner	—	360,000	(4)	—	10.00	3/9/2026
							90,000	(11)	900,000

Mr. White	—	250,000	(5)	—	10.00	10/4/2026
							75,000	(12)	750,000

(1)	375,000 options vest on each February 25, 2017, February 25, 2018, February 25, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(2)	90,000 options vest on each April 1, 2017, April 1, 2018, April 1, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(3)	125,000 options vest on each June 20, 2017, June 20, 2018, June 20, 2019, June 20, 2020, provided that the executive remains in continuous service on each applicable vesting date.

(4)	90,000 options vest on each March 9, 2017, March 9, 2018, March 9, 2019, March 9, 2020, provided that the executive remains in continuous service on each applicable vesting date.

(5)	62,500 options vest on each of October 4, 2017, October 4, 2018, October 4, 2019, October 4, 2020, provided that the executive remains in continuous service on each applicable vesting date.

(6)	Based on fair market value of Syniverse Corporation common stock of $10.00 as of December 31, 2016.

(7)	245,000 shares vest on February 25, 2017 and 175,000 shares vest on February 25, 2018, provided that the executive remains in continued service through each applicable vesting date.

(8)	31,500 shares vest on April 1, 2017 and 22,500 shares vest on April 1, 2018, provided that the executive remains in continued service through each applicable vesting date.

(9)	15,000 shares vest on May 3, 2018 and November 3, 2019, provided that the executive remains in continued service through the vesting date.

(10)	50,000 shares vest on December 20, 2017 and June 20, 2019, provided that the executive remains in continued service through each applicable vesting date.

(11)
36,000 shares vest on March 9, 2017, 31,500 shares vest on March 9, 2018 and 22,500 shares vest on March 9, 2019, provided that the executive remains in continued service through each applicable vesting date.

(12)	37,500 shares vest on April 4, 2018 and October 4, 2019, provided that the executive remains in continued service through each applicable vesting date.

2016 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Gray	—	—	280,000	2,800,000
Mr. Reich	—	—	36,000	360,000
Mr. Moss	—	—	—	—
Mr. Ratner	—	—	—	—
Mr. White	—	—	—	—
Potential Payments Upon Termination of Employment or Change in Control

Messrs. Gray, Reich, Moss and Ratner
The employment agreements with Messrs. Gray, Reich, Moss and Ratner specify the payments and benefits to which each are entitled upon a termination of employment for specified reasons. Pursuant to their employment agreements, each executive will be entitled to receive severance benefits if (i) the executive’s employment is terminated by the Company without cause, (ii) the executive resigns for good reason, (iii) the executive’s employment terminates by reason of the Company’s non-renewal of the agreement, (iv) the executive’s employment terminates by reason of his death or disability (other than with respect to Mr. Gray), or (v) the executive’s employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement. In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus for the then-current fiscal year, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, depending upon the date of termination, a portion of the stock options and restricted stock units (RSUs) granted to Messrs. Gray, Reich, Moss or Ratner, to the extent not already vested, will become vested as described below.
A portion of Mr. Gray’s stock options and RSUs granted in 2015 to the extent not already vested, will become vested, based upon the date of termination, as follows:

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

A portion of Mr. Reich’s stock options and RSUs granted in 2015 to the extent not already vested, will become vested, based upon the date of termination, as follows:

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

A portion of Mr. Reich’s RSUs granted in 2016 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on November 2, 2016 and ending on May 2, 2018, 50% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on May 3, 2018 and ending on November 2, 2019, 100% of the RSUs will automatically become vested; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the RSUs will automatically become vested.
A portion of Mr. Moss’ stock options granted in 2016 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on June 20, 2016 and ending on June 20, 2017, 25% of the stock option will become vested and exercisable;

•	if the date of termination occurs during the period beginning on June 21, 2017 and ending on June 20, 2018, 50% of the stock option will become vested and exercisable;

•	if the date of termination occurs during the period beginning on June 21, 2018 and ending on June 20, 2019, 75% of the stock option will become vested and exercisable;

•	if the date of termination occurs during the period beginning on June 21, 2019 and ending on June 20, 2020, 100% of the stock option will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock option will become vested and exercisable and all of the RSUs will automatically become vested.

A portion of Mr. Moss’ RSUs granted in 2016 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on June 20, 2016 and ending on December 20, 2017, 50% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on December 21, 2017 and ending on June 20, 2019, 100% of the RSUs will automatically become vested; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the RSUs will automatically become vested.
A portion of Mr. Ratner’s stock options and RSUs granted in 2016 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on March 9, 2016 and ending on March 8, 2017, 25% of the stock option will become vested and exercisable and 40% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on March 9, 2017 and ending on March 8, 2018, 50% of the stock option will become vested and exercisable and 75% of the RSUs will automatically become vested;

•
if the date of termination occurs during the period beginning on March 9, 2018 and ending on March 8, 2019, 75% of the stock option will become vested and exercisable and 100% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on March 9, 2019 and ending on March 8, 2020, 100% of the stock option will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock option will become vested and exercisable and all of the RSUs will automatically become vested.

For purposes of Messrs. Gray, Reich, Moss and Ratner’s employment agreements, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive’s covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means: assigning the executive duties which, in the aggregate, represent a material diminution in executive’s title, authority or responsibilities; reducing the base salary or target bonus of the executive; materially reducing the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement; or, other than with respect to Mr. Gray, requiring the executive to relocate outside of a 50 mile radius from the executive’s current employment location.
In addition, Messrs. Gray, Reich, Moss and Ratner’s employment agreements provide that the executives’ unvested stock options and RSUs will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. Gray, Reich, Moss and Ratner’s employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of our parent possessing the voting power to elect a majority of the Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer of our parent’s equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of our parent’s assets determined on a consolidated basis.
Pursuant to their employment agreements each of Messrs. Gray, Reich, Moss and Ratner have agreed to limitations on his ability to disclose any of the Company’s confidential information, and acknowledged that all inventions relating to his employment belong to the Company. Messrs. Gray, Reich, Moss and Ratner have also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the termination of his employment with the Company.
Mr. White
Pursuant to a letter agreement with the Company, if Mr. White’s employment is terminated by the Company without cause, Mr. White will be entitled to a severance payment equal to one times his then-current base salary, payable in installments over one year. Pursuant to his stock option agreements and restricted stock unit award agreements, Mr. White’s stock options and RSUs will become fully vested and exercisable if his employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of these agreements, “Cause” generally means the failure to substantially perform the executive’s duties; failure to carry out, or comply with any lawful and reasonable directive of the Board of Directors or the executive’s immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offense or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company’s premises or while performing the executive’s duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct or breach of fiduciary duty against the Company. “Change in Control” has the same meaning as provided above for Messrs. Gray, Reich, Moss and Ratner.
Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control
The following table shows the estimated value of benefits to Messrs. Gray, Reich, Moss, Ratner and White if their employment had been terminated under the various circumstances described below as of December 31, 2016, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our US-salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2016.

	Qualifying Termination (Not in Connection with a Change in Control) ($) (12)		Qualifying Termination (Following or in Connection with a Change in Control) ($) (12)		Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($) (12)	Change in Control (Absent Termination)		Disability (13)
Mr. Gray
Salary (1)	750,000		750,000		—	—		—
Bonus (2)	750,000		750,000		—	—		—
COBRA Premium (3)	—		—		—	—		—
Value of Unvested Restricted Stock (4)	2,450,000	(5)	4,200,000	(10)	—	4,200,000	(11)	2,450,000	(5)
Value of Unvested Options (4)	—	(5)	—	(10)	—	—	(11)	—	(5)
TOTAL	3,950,000		5,700,000		—	4,200,000		2,450,000

Mr. Reich
Salary (1)	400,000		400,000		—	—		400,000
Bonus (2)	300,000		300,000		—	—		300,000
COBRA Premium (3)	15,938		15,938		—	—		15,938
Value of Unvested Restricted Stock (4)	465,000	(6)(7)	840,000	(10)	—	840,000	(11)	465,000	(6)(7)
Value of Unvested Options (4)	—	(6)	—	(10)	—	—	(11)	—	(6)
TOTAL	1,180,938		1,555,938		—	840,000		1,180,938

Mr. Moss
Salary (1)	460,000		460,000		—	—		460,000
Bonus (2)	368,000		368,000		—	—		368,000
COBRA Premium (3)	17,430		17,430		—	—		17,430
Value of Unvested Restricted Stock (4)	500,000	(8)	1,000,000	(10)	—	1,000,000	(11)	500,000	(8)
Value of Unvested Options (4)	—	(8)	—	(10)	—	—	(11)	—	(8)
TOTAL	1,345,430		1,845,430		—	1,000,000		1,345,430

Mr. Ratner
Salary (1)	400,000		400,000		—	—		400,000
Bonus (2)	300,000		300,000		—	—		300,000
COBRA Premium (3)	14,670		14,670		—	—		14,670
Value of Unvested Restricted Stock (4)	360,000	(9)	900,000	(10)	—	900,000	(11)	360,000	(9)
Value of Unvested Options (4)	—	(9)	—	(10)	—	—	(11)	—	(9)
TOTAL	1,074,670		1,614,670		—	900,000		1,074,670

Mr. White
Salary (1)	360,000		360,000		—	—		—
COBRA Premium (3)	19,628		19,628
Value of Unvested Restricted Stock (4)	—		750,000	(10)	—	—		—
Value of Unvested Options (4)	—		—	(10)	—	—		—
TOTAL	379,628		1,129,628		—	—		—

(1)	Reflects the executive’s base salary as of December 31, 2016 which amount would be payable in installments over one year.

(2)	Reflects 100% of the executive’s 2017 target bonus as of December 31, 2016, payable at such time as the bonus would have been paid absent the executive’s termination of employment.

(3)	Represents an estimated value, based on current rates, for payment of the employee-portion of any COBRA premiums for 12 months.

(4)
For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2016 ($10.00) and the exercise price of the unvested option. Excludes any unvested stock options having an exercise price that is equal to or greater than the fair market value of our common stock on December 31, 2016 ($10.00). The value of unvested shares of RSUs is based on the fair market value of our common stock on December 31, 2016 ($10.00).

(5)
Pursuant to Mr. Gray’s employment agreement, if his date of termination occurs during the period beginning on February 26, 2016 and ending on February 25, 2017, 25% of the stock options granted on February 25, 2015 will immediately become vested and exercisable and 35% of the RSUs granted on February 25, 2015 will become automatically vested.

(6)
Pursuant to Mr. Reich’s employment agreement, if his date of termination occurs during the period beginning on April 2, 2016 and ending on April 1, 2017, 25% of the stock options granted on April 1, 2015 will immediately become vested and exercisable and 35% of the RSUs granted on April 1, 2015 will become automatically vested.

(7)
Pursuant to Mr. Reich’s employment agreement, if his date of termination occurs during the period beginning on November 2, 2016 and ending on May 2, 2018, 50% of his RSUs granted on November 2, 2016 will automatically become vested.

(8)
Pursuant to Mr. Moss’ employment agreements, if his date of termination occurs during the period beginning on June 20, 2016 and ending on June 20, 2017, 25% of the stock options granted on April 1, 2015 will immediately become vested and exercisable and if his date of termination occurs during the period beginning on June 20, 2016 and ending on December 20, 2017, 50% of the RSUs granted on June 20, 2016 will become automatically vested.

(9)
Pursuant to Mr. Ratner’s employment agreement, if his date of termination occurs during the period beginning on March 9, 2016 and ending on March 8, 2017, 25% of the stock options granted on March 9, 2016 will immediately become vested and exercisable and 40% of the RSUs granted on March 9, 2016 will become automatically vested.

(10)
Pursuant to the executive’s stock option agreement, if the executive’s employment is terminated within the 12-month period immediately following a change in control, all of the executives’ stock options and RSUs automatically become vested and exercisable.

(11)
Messrs. Gray, Reich, Moss and Ratner’s employment agreements provide that the executives’ unvested stock options and RSUs will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control.

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
2016 Director Compensation
In 2016, each director not employed by The Carlyle Group or the Company on January 1, 2016, received an annual retainer of $60,000. The Chairman of the Audit Committee received an additional $15,000 and each non-Chair member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of our parent’s common stock. In 2015, no director made such an election. In October 2016, each director not employed by The Carlyle Group or the Company received a one-time grant of 30,000 restricted stock units.

2016 Director Compensation Table
The following table provides information about the compensation earned by members of the Board of Directors during 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Total
James A. Attwood, Jr.	—	—	—
Tony G. Holcombe	67,500	300,000	367,500
Kristen Ankerbrandt	—	—	—
Kevin L. Beebe	75,000	300,000	375,000
Laura Desmond	—	—	—
Julius Genachowski	—	—	—
Stephen C. Gray	—	—	—
Mark J. Johnson	67,500	300,000	367,500
Daniel S. Mead	—	—	—
Raymond A. Ranelli	75,000	300,000	375,000

(1)
Reflects the grant date fair value of restricted stock unit awards granted in the applicable year, determined in accordance with the accounting guidance for share-based compensation under ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the restricted stock unit awards are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2016, the Directors held the number of outstanding option and restricted stock unit awards listed below:

	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Stock Unit Awards
James A. Atwood, Jr.	—	$—		—
Tony G. Holcombe	50,000	$10.00	7/1/2021	30,000
Kristen Ankerbrandt	—	$—		—
Kevin L. Beebe	30,000	$10.00	4/6/2021	30,000
Laura Desmond	—	$—		—
Julius Genachowski	—	$—		—
Stephen C. Gray	30,000	$10.00	4/6/2021	—
Mark J. Johnson	—	$—		30,000
Daniel S. Mead	—	$—		—
Raymond A. Ranelli	30,000	$10.00	4/6/2021	30,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We are an indirect, wholly-owned subsidiary of Syniverse Corporation, a Delaware corporation. All of our outstanding capital stock is owned by The Carlyle Group and certain of its affiliates and co-investors, except as discussed below.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2017 for:

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
For funds affiliated with the Carlyle group and executive officers and directors in the table, applicable percentage ownership is based on 121,246,105 shares of common stock outstanding at February 28, 2017. The number of shares of common stock beneficially owned by an executive officer or director is based on their outstanding shares of common stock, stock options that are currently exercisable or exercisable within 60 days of February 28, 2017 and all restricted stock held by such persons as of February 28, 2017.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Syniverse Corporation, 8125 Highwoods Palm Way, Tampa, FL 33647.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
Funds Affiliated with the Carlyle Group (1)	120,000,000	99.0%
Named Executive Officers:
Stephen C. Gray (2)	1,560,000	*
Robert F. Reich (3)	290,154	*
Timothy Moss (4)	100,000	*
David H. Ratner (5)	180,000	*
Jeffrey M. White (6)	75,000	*

Directors:
James A. Attwood, Jr.	—	*
Tony G. Holcombe (7)	130,000	*
Kristen Ankerbrandt	—	*
Kevin L. Beebe (8)	160,000	*
Laura Desmond	—	*
Julius Genachowski	—	*
Mark J. Johnson (9)	30,000	*
Daniel S. Mead	—	*
Raymond A. Ranelli (10)	80,409	*
All executive officers and directors as a group (20 persons) (11)	3,841,055	3.2%
___________________

*	Less than 1%

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

(2)
Mr. Gray also serves as a director of the Company. Includes 10,000 shares owned, 755,000 vested options, 420,000 shares of restricted common stock and 375,000 options that will vest within 60 days of February 28, 2017.

(3)	Includes 26,154 shares owned, 90,000 vested options, 84,000 of restricted common stock and 90,000 options that will vest within 60 days of February 28, 2017.

(4)	Includes 100,000 shares of restricted common stock.

(5)	Includes 90,000 shares of restricted common stock and 90,000 options that will vest within 60 days of February 28, 2017.

(6)	Includes 75,000 shares of restricted common stock.

(7)	Includes 50,000 shares owned, 50,000 vested options and 30,000 shares of restricted common stock.

(8)	Includes 100,000 shares owned, 30,000 vested options and 30,000 shares of restricted common stock.

(9)	Includes 30,000 shares of restricted common stock.

(10)	Includes 20,409 shares owned, 30,000 vested options and 30,000 shares of restricted common stock.

(11)	Includes 356,723 shares owned, 1,665,332 vested options, 1,264,000 shares of restricted common stock and 555,000 options that will vest within 60 days of February 28, 2017.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2016. However, the following table provides information as of December 31, 2016, about the securities that may be issued by our parent under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	11,002,912	$10.85	1,818,821
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	11,002,912	$10.85	1,818,821
___________________

(1)	2011 Equity Incentive Plan (the “2011 Plan”).

(2)	Reflects 8,952,912 options and 2,050,000 restricted stock units outstanding under the 2011 Plan as of December 31, 2016.

(3)	All of such shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
Consulting Agreement with Carlyle
On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the year ended December 31, 2016 we recorded $3.2 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the years ended December 31, 2015 and 2014 we recorded $3.1 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the years ended December 31, 2016, 2015 and 2014.
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
The following table presents fees for professional audit and other services rendered by our independent registered certified public accountant, Ernst & Young LLP, for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Audit fees (1)	$2,010,956	$2,035,395
Audit-related fees (2)	684,392	839,623
Tax fees (3)	50,000	140,000
All other (4)	—	1,995
Fees	$2,745,348	$3,017,013
____________________

(1)	Audit fees include fees for our fiscal year-end audit of the consolidated financial statements, statutory audits and review of financial statements included in our Form 10-Q Quarterly Reports.

(2)	Audit-related fees include fees for internal control attestation services and comfort letter procedures in connection with the Exchange Offer.

(3)	Tax fees include fees for professional services rendered in connection with tax compliance.

(4)	All other includes fees for subscription-based accounting research software.

Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants
The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountant in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the chairman of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountant in accordance with this pre-approval policy. During the years ended December 31, 2016 and 2015, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Index to Consolidated Financial Statements	82
		Report of Independent Registered Certified Public Accounting Firm	83
		Consolidated Balance Sheets	84
		Consolidated Statements of Operations	85
		Consolidated Statements of Comprehensive Loss	86
		Consolidated Statements of Changes in Stockholder Equity	87
		Consolidated Statements of Cash Flows	88
		Notes to Consolidated Financial Statements	89
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	126

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholder equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Ernst & Young LLP
Tampa, Florida
March 7, 2017

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$136,174	$166,581
Accounts receivable, net of allowances of $21,650 and $24,343, respectively	166,107	194,259
Income taxes receivable	8,296	6,058
Prepaid and other current assets	28,390	26,113
Total current assets	338,967	393,011
Property and equipment, net	108,782	114,504
Capitalized software, net	143,291	191,078
Goodwill	2,272,796	2,286,876
Identifiable intangibles, net	319,441	400,321
Deferred tax assets	1,338	3,280
Investment in unconsolidated subsidiaries	47,181	3,771
Other assets	8,304	13,499
Total assets	$3,240,100	$3,406,340
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$30,557	$50,443
Income taxes payable	5,049	2,112
Accrued liabilities	107,164	98,761
Deferred revenues	3,014	4,558
Current portion of capital lease obligation	16,354	14,667
Current portion of long-term debt, net of original issue discount and deferred financing costs	1,853	35,445
Total current liabilities	163,991	205,986
Long-term liabilities:
Deferred tax liabilities	112,730	165,570
Long-term capital lease obligation, net of current maturities	8,366	18,563
Long-term debt, net of original issue discount and deferred financing costs	1,993,596	1,981,655
Other long-term liabilities	45,215	44,717
Total liabilities	2,323,898	2,416,491
Commitments and contingencies (Note 14)
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2016 and 2015	—	—
Additional paid-in capital	1,265,752	1,250,139
Accumulated deficit	(237,021)	(169,838)
Accumulated other comprehensive loss	(120,042)	(97,586)
Total Syniverse Holdings, Inc. stockholder equity	908,689	982,715
Noncontrolling interest	7,513	7,134
Total equity	916,202	989,849
Total liabilities and stockholder equity	$3,240,100	$3,406,340
See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014

Revenues	$781,892	$861,475	$916,295
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	355,394	389,163	378,052
Sales and marketing	70,803	76,693	77,670
General and administrative	114,550	135,812	140,450
Depreciation and amortization	208,130	215,167	237,577
Employee termination benefits	869	948	9,140
Restructuring	25,220	387	17,826
Acquisition	—	111	1,974
Other operating income	(5,499)	—	—
	769,467	818,281	862,689
Operating income	12,425	43,194	53,606
Other income (expense), net:
Interest expense, net	(122,837)	(122,726)	(122,383)
Equity (loss) income in investees	(466)	36	35
Other, net	2,901	(1,093)	(2,651)
	(120,402)	(123,783)	(124,999)
Loss before benefit from income taxes	(107,977)	(80,589)	(71,393)
Benefit from income taxes	(42,807)	(31,277)	(25,093)
Net loss from continuing operations	(65,170)	(49,312)	(46,300)
Loss from discontinued operations, net of tax	—	—	(688)
Net loss	(65,170)	(49,312)	(46,988)
Net income attributable to noncontrolling interest	2,013	1,279	1,015
Net loss attributable to Syniverse Holdings, Inc.	$(67,183)	$(50,591)	$(48,003)

Amounts attributable to Syniverse Holdings, Inc.:
Net loss from continuing operations, net of tax	$(67,183)	$(50,591)	$(47,315)
Loss from discontinued operations, net of tax	—	—	(688)
Net loss attributable to Syniverse Holdings, Inc.	$(67,183)	$(50,591)	$(48,003)

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(65,170)	$(49,312)	$(46,988)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(22,184)	(53,778)	(69,698)
Amortization of unrecognized (loss) gain included in net periodic pension cost	(386)	327	(2,014)
Other comprehensive loss	(22,570)	(53,451)	(71,712)
Comprehensive loss	(87,740)	(102,763)	(118,700)
Less: Comprehensive income attributable to noncontrolling interest	1,899	1,192	1,260
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(89,639)	$(103,955)	$(119,960)

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance at December 31, 2013	1	$—	$1,225,374	$(71,244)	$27,735	$6,781	$1,188,646
Net (loss) income	—	—	—	(48,003)	—	1,015	(46,988)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax benefit of $496	—	—	—	—	(69,943)	245	(69,698)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $948	—	—	—	—	(2,014)	—	(2,014)
Stock-based compensation	—	—	8,574	—	—	—	8,574
Distribution to noncontrolling interest	—	—	—	—	—	(888)	(888)
Distribution to Syniverse Corporation	—	—	(1,840)	—	—	—	(1,840)
Balance at December 31, 2014	1	—	1,232,108	(119,247)	(44,222)	7,153	1,075,792
Net (loss) income	—	—	—	(50,591)	—	1,279	(49,312)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax benefit of $269	—	—	—	—	(53,691)	(87)	(53,778)
Amortization of unrecognized gain included in net periodic pension cost, net of tax expense of $144	—	—	—	—	327	—	327
Stock-based compensation	—	—	17,262	—	—	—	17,262
Distribution to noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Contribution from Syniverse Corporation	—	—	769	—	—	—	769
Balance at December 31, 2015	1	—	1,250,139	(169,838)	(97,586)	7,134	989,849
Net (loss) income	—	—	—	(67,183)	—	2,013	(65,170)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax expense of $204	—	—	—	—	(22,070)	(114)	(22,184)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $171	—	—	—	—	(386)	—	(386)
Stock-based compensation	—	—	17,070	—	—	—	17,070
Distribution to noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Distribution to Syniverse Corporation	—	—	(1,457)	—	—	—	(1,457)
Balance at December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(65,170)	$(49,312)	$(46,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208,130	215,167	237,577
Amortization of deferred debt issuance costs and original issue discount	14,592	13,258	12,512
Allowance for credit memos and uncollectible accounts	17,319	20,942	21,290
Deferred income tax benefit	(51,260)	(37,669)	(36,989)
Debt modification costs	—	177	—
Stock-based compensation	17,070	17,262	8,574
Other operating income	(5,499)	—	—
Other, net	2,327	(2,152)	6,239
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,126	(23,777)	(21,142)
Income tax receivable or payable	598	(559)	(3,977)
Prepaid and other current assets	(3,747)	2,941	(4,839)
Accounts payable	(19,814)	15,759	5,843
Accrued liabilities and deferred revenues	6,803	(9,611)	(7,635)
Other assets and other long-term liabilities	5,643	(588)	(2,454)
Net cash provided by operating activities	136,118	161,838	168,011
Cash flows from investing activities
Capital expenditures	(62,887)	(68,220)	(91,758)
Acquisitions, net of acquired cash	—	—	(290,047)
Investment in unconsolidated subsidiaries	(40,479)	—	—
Redemption (purchase) of certificate of deposit	390	(597)	3,694
Proceeds from divestitures	10	2,225	717
Net cash used in investing activities	(102,966)	(66,592)	(377,394)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	15,000	—	100,000
Payments on Revolving Credit Facility	(15,000)	(10,000)	(90,000)
Debt modification costs paid	—	(177)	—
Principal payments on debt	(36,243)	—	—
Payments on capital lease obligation	(16,450)	(9,776)	(8,020)
(Distribution to) contribution from Syniverse Corporation	(6,456)	769	(1,840)
Purchase of redeemable noncontrolling interest	—	—	(501)
Distribution to noncontrolling interest	(1,520)	(1,211)	(888)
Net cash used in financing activities	(60,669)	(20,395)	(1,249)
Effect of exchange rate changes on cash	(2,890)	2,383	(6,421)
Net (decrease) increase in cash	(30,407)	77,234	(217,053)
Cash and cash equivalents at beginning of period	166,581	89,347	306,400
Cash and cash equivalents at end of period	$136,174	$166,581	$89,347

Supplemental noncash investing and financing activities
Assets acquired under capital leases	$7,950	$27,200	$20,089
Issuance of Syniverse Corporation stock for investment in unconsolidated subsidiaries	5,000	—	—
Supplemental cash flow information
Interest paid	$108,948	$109,435	$111,311
Income taxes paid	$7,857	$7,624	$15,783

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries, enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle over $16 billion annually between our customers.

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

Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 1,000 MNOs and 500 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 4 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.

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

We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues were generated by transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and includes tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. For all of our transaction-based services, we recognize revenues at the time the transactions are processed. We also recognize fixed fees as revenues on a monthly basis as the related services are performed. We defer revenues and related incremental customer-specific costs for customer implementations and recognize such revenues and related costs on a straight-line basis over the life of the initial customer contract.

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

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, we recorded research and development costs of $19.4 million, $21.6 million, and $24.1 million, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense in the consolidated statements of operations based on the grant-date fair value of equity awards. We recognize compensation expense, reduced for estimated forfeitures, under the straight-line method over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. See Note 10 for additional details regarding stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consists primarily of various deposit accounts that are stated at cost, which approximates fair value.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $297.9 million and $321.0 million as of December 31, 2016 and 2015, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount we expect to collect on our gross customer trade receivables. We establish an allowance for doubtful accounts that may result from the inability of our customers to pay, as well as for specific receivables from customers with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $7.9 million and $7.1 million, respectively.

We maintain an allowance for credit memos based on our historical activity. These allowances are recorded primarily as the result of price concessions, service level penalties, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as reductions of accounts receivable and revenues. If our billing discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required. As of December 31, 2016 and 2015, our allowance for credit memos was $13.7 million and $17.2 million, respectively.

Property and Equipment, Net

Property and equipment consists primarily of computer hardware and network equipment, leasehold improvements and furniture and fixtures, which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the term of the lease or life of the asset.

The useful lives of our property and equipment are as follows:

Average Lives (In Years)
Computers and equipment	3 - 5
Furniture and fixtures	6
Leasehold improvements	2 - 15

When depreciable assets are replaced, retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the respective accounts and any gains or losses on disposition are recognized in the statement of operations. Repairs and maintenance costs are expensed as incurred.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test. In connection with our annual goodwill impairment analysis at October 1, 2016, the fair value of our reporting unit was not substantially in excess of its carrying value. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by volume declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows. We did not record any impairment loss on goodwill for the years ended December 31, 2016, 2015 or 2014.

Indefinite-lived intangible assets are comprised of tradenames and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs a two-step impairment test. We did not record any impairment loss on indefinite-lived intangible assets for the years ended December 31, 2016, 2015 or 2014.

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

If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. If the undiscounted cash flows are less than the long-lived asset’s carrying amount, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We did not record any impairment loss on long-lived assets for the years ended December 31, 2016, 2015 or 2014.

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

Joint Venture Interests

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The activity of this joint venture is not significant to our overall operations. The assets of this joint venture are restricted from the standpoint of Syniverse, in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse.

In June 2013, through the MACH Acquisition, we acquired a 45% interest in Link2One, an equity method investee that provides a third party hub that automates all the tests and technical procedures to standardize telecommunications operators' requirements in connection with arrangements for the provision of roaming services. The carrying amount of the investment in the equity method investee as of December 31, 2016 and 2015 was $3.5 million and $3.8 million, respectively, and is included in Investment in unconsolidated subsidiaries in the consolidated balance sheets. Revenues recorded from commercial transactions with Link2One, which is a related party to the Company, were $0.8 million, $0.9 million and $1.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consists of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of December 31, 2016 was $43.7 million and is included in Investment in unconsolidated subsidiaries in the consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes will partner to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from commercial transactions with Vibes, which is a related party to the Company, were $0.7 million during the period from the investment date through December 31, 2016.

Fair Value of Financial Instruments

The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 15 for more information regarding the fair value of financial instruments, including a listing of our assets and liabilities required to be measured or disclosed at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2016 and 2015.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, we recorded foreign currency transaction gains of $2.9 million and losses of $1.1 million and $2.7 million, respectively.

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

Revenues by service offerings were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Mobile Transaction Services	$649,948	$731,496	$782,116
Enterprise & Intelligence Solutions	131,944	129,979	134,179
Revenues	$781,892	$861,475	$916,295

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
North America	$483,329	$534,178	$585,455
Europe, Middle East and Africa	133,293	143,837	165,661
Asia Pacific	116,960	125,175	101,714
Caribbean and Latin America	48,310	58,285	63,465
Revenues	$781,892	$861,475	$916,295

For the years ended December 31, 2016, 2015 and 2014, we derived 57.0%, 57.8% and 59.7%, respectively, of our revenues from customers in the United States.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	December 31,
(in thousands)	2016	2015
North America	$201,753	$227,359
Europe, Middle East and Africa	35,624	63,301
Asia Pacific	14,058	14,186
Caribbean and Latin America	638	736
Long-lived assets, net	$252,073	$305,582

For the years ended December 31, 2016 and 2015, 80.0% and 74.4%, respectively, of our long-lived assets were located in the United States.

Acquisition

The Acquisition line item in our consolidated statements of operations includes professional services costs, such as legal, tax, audit and transaction advisory costs related to the the Aicent acquisition completed in 2014.

Reclassifications of Prior Year Presentation

We reclassified investments in unconsolidated subsidiaries, which included our equity method investment in Link2One at December 31, 2015, from Other assets to Investments in unconsolidated subsidiaries in the consolidated balance sheets to conform to the current year presentation. The reclassification had no effect on our reported results of operations or cash flows.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which is included in the ASC in Topic 205. ASU 2014-15 requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. We adopted this update for the year ended December 31, 2016. The adoption of this update had no impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-06, Simplifying the Test for Goodwill Impairment, which is included in ASC Topic 350. ASU 2017-06 simplifies the subsequent measurement of goodwill by requiring impairment charges to be based on Step 1 of the goodwill impairment test. The update is effective for the Company beginning January 1, 2020. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which is included in ASC Topic 230. ASU 2016-18 requires companies to show the change in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The update is effective for the Company beginning January 1, 2018 and will be applied retrospectively to all periods presented. Early adoption is permitted. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in ASC Topic 230. ASU 2016-15 includes multiple provisions intended to simplify various treatments of certain cash receipts and cash payments in the statement of cash flows under ASC Topic 230. The update is effective for the Company beginning January 1, 2018. Early adoption is permitted. The amendments in this update should be applied retrospectively to each period presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which is included in the ASC in Topic 326. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The update will replace the incurred loss approach with an expected credit loss model. It also would require entities to present unrealized losses from available-for-sale debt securities as allowances rather than as a reduction in the amortized cost of the securities. The update is effective for the Company beginning January 1, 2020. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is included in the ASC in Topic 718. ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The update is effective for the Company beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which is included in the ASC in Topic 323. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting will be applied prospectively from the date significant influence is obtained. The update is effective for the Company beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of the standard is permitted beginning January 1, 2017. We currently anticipate adopting the standard effective January 1, 2018, using the full retrospective method such that each prior reporting period reflects the new standard. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in thousands)	2016	2015
Computers and equipment	$258,549	$226,514
Computer equipment under capital lease	30,424	25,559
Furniture and fixtures	6,106	5,146
Leasehold improvements	17,978	16,252
	313,057	273,471
Accumulated depreciation	(189,514)	(149,781)
Accumulated depreciation of computer equipment under capital lease	(14,761)	(9,186)
Property and Equipment	$108,782	$114,504

Depreciation expense related to property and equipment for the years ended December 31, 2016, 2015, and 2014 was $42.7 million, $46.0 million and $42.8 million, respectively.

5. Capitalized Software

Capitalized software, net, consisted of the following:

	December 31,
(in thousands)	2016	2015
Capitalized software	$492,271	$456,801
Capitalized software licenses under capital leases	48,216	41,832
	540,487	498,633
Accumulated amortization	(366,922)	(287,996)
Accumulated amortization of capitalized software under capital lease	(30,274)	(19,559)
Capitalized Software	$143,291	$191,078

Amortization expense related to capitalized software for the years ended December 31, 2016, 2015 and 2014 was $86.4 million, $82.1 million and $78.0 million, respectively.

6. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consisted of the following:

	December 31, 2016			December 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$831,419	$(594,378)	$237,041	$836,601	$(519,414)	$317,187
Non-solicitation agreement	1,359	(1,359)	—	1,421	(1,184)	237
Tradename	1,200	(1,200)	—	1,200	(703)	497
	833,978	(596,937)	237,041	839,222	(521,301)	317,921
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	82,400	—	82,400
Intangible assets	$916,378	$(596,937)	$319,441	$921,622	$(521,301)	$400,321

Customer relationships are amortized using either the pattern of consumption method or the straight-line method, depending on which method more accurately reflects the pattern in which the asset is consumed. The pattern of consumption is determined primarily based on forecasted cash flows, which includes estimates for revenues, expenses and customer attrition. The weighted-average amortization period for customer relationships is 9.9 years.

Amortization expense of identifiable intangible assets, which is included in Depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2016, 2015 and 2014 was $79.0 million, $87.1 million and $116.8 million, respectively.

The estimated amortization expense of intangible assets over the next five years and thereafter is as follows:

(in thousands)
Year ended December 31, 2017	$65,481
Year ended December 31, 2018	54,304
Year ended December 31, 2019	44,935
Year ended December 31, 2020	31,471
Year ended December 31, 2021	14,343
Thereafter	26,507
Amortization Expense	$237,041

The following table summarizes the changes in the carrying amount of goodwill for the periods ended December 31, 2016 and 2015:

(in thousands)
Balance at December 31, 2014	$2,319,790
Effect of foreign currency translation	(32,914)
Balance at December 31, 2015	2,286,876
Effect of foreign currency translation	(14,080)
Balance at December 31, 2016	$2,272,796

7. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Accrued payroll and related benefits	$37,278	$34,642
Accrued interest	26,543	26,743
Accrued network and data processing expenses	13,467	15,368
Accrued revenue share expenses	3,654	2,805
Other accrued liabilities	26,222	19,203
Accrued Liabilities	$107,164	$98,761

8. Debt and Credit Facilities

Our total outstanding debt as of December 31, 2016 and 2015 was as follows:

	December 31,
(in thousands)	2016	2015
Senior Credit Facility:
Initial Term Loans, due 2019	$891,057	$911,835
Original issue discount	(4,644)	(6,830)
Deferred financing costs	(10,849)	(15,373)
Tranche B Term Loans, due 2019	663,200	678,665
Original issue discount	(1,398)	(2,008)
Deferred financing costs	(10,081)	(14,475)
Senior Notes:
Syniverse Notes	475,000	475,000
Deferred financing costs	(6,836)	(9,714)
Total Debt and Credit Facilities	$1,995,449	$2,017,100
Less: Current portion
Long-term debt, current portion	(1,885)	(36,243)
Original issue discount, current portion	7	192
Deferred financing costs, current portion	25	606
Total current portion of long-term debt	(1,853)	(35,445)
Long-term debt	$1,993,596	$1,981,655

We expect to make a principal payment of approximately $1.9 million in March 2017 as required pursuant to the Excess Cash Flow provision of Credit Agreement (as defined below). Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

(in thousands)
Year ended December 31, 2017	$1,885
Year ended December 31, 2018	2,622
Year ended December 31, 2019	2,024,750
Year ended December 31, 2020	—
Year ended December 31, 2021 and thereafter	—
$2,029,257

Amortization of original issue discount and deferred financing fees for the years ended December 31, 2016, 2015 and 2014 was $14.6 million, $13.3 million and $12.5 million, respectively, and was related to our Senior Credit Facility (as defined below) and our Senior Notes (as defined below) and were recorded in interest expense in our consolidated statements of operations.

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

The Initial Term Loans and the Tranche B Loans (collectively the “Term Loan Facilities”) will mature at the earliest of (i) April 23, 2019, (ii) the date of termination in whole of the commitments under the Term Loan Facilities or (iii) the date the loans under the Term Loan Facilities are declared due and payable in connection with an event of default; provided that (a) in the event that more than $50.0 million of the Syniverse Notes remain outstanding on the date that is 91 days prior to the stated maturity of the Syniverse Notes (the “First Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the First Springing Maturity Date and (b) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 91 days prior to the stated maturity of such refinancing indebtedness (the “Second Springing Maturity Date”), the maturity date for the Term Loan Facilities will be the earlier of the Second Springing Maturity Date and April 23, 2019.

Our Revolving Credit Facility will mature at the earlier of (i) April 23, 2017 and (ii) the date of termination in whole of the commitments under the Revolving Credit Facility, the letter of credit sublimit, and the swing line facility under the Credit Agreement.

We may voluntarily prepay loans or reduce commitments under our Senior Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. We must prepay our Term Loan Facilities with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our Senior Credit Facility, unless specifically incurred to refinance a portion of our Senior Credit Facility) and 50% of our excess cash flow, as defined pursuant to the terms of our Senior Credit Facility (such percentage to be subject to a reduction to zero based on the achievement of a net senior secured leverage ratio of 2.75:1.00), in each case, subject to certain reinvestment rights and other exceptions, as well as the right of the lenders to decline certain prepayments.

The following fees are applicable under our Revolving Credit Facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment to 0.25% based on a net senior secured leverage ratio of 1.75:1.00; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.125% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses payable to our letter of credit issuers.

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

Our Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations or restrictions on (i) our ability to incur debt, grant liens, enter into fundamental corporate transactions, pay subsidiary distributions, enter into transactions with affiliates, make further negative pledges, sell or otherwise transfer assets, make certain payments, investments or acquisitions, repay certain indebtedness in the event of a change of control, and amend certain debt documents and (ii) the activities engaged in by Buccaneer LLC. The negative covenants are subject to customary exceptions.

There are no financial covenants included in the Credit Agreement other than a springing maximum net senior secured leverage ratio of 5.00:1.00, which will be tested only for the benefit of the revolving lenders and only (i) when, at the end of each fiscal quarter, the aggregate amount of any revolving loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10.0 million and any letters of credit which are cash collateralized to at least 105.0% of their maximum stated amount) outstanding exceeds 25.0% of all commitments under the Revolving Credit Facility and (ii) upon an extension of credit under the Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.

As of December 31, 2016, we were in compliance with all of the covenants contained in the Senior Credit Facility, to the extent such covenants were required to be tested as of December 31, 2016.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $150.0 million of unused commitments under this facility at December 31, 2016.

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

Tranche B Term Loans

On June 28, 2013, we received net proceeds of $696.5 million under the Tranche B Term Loans, the proceeds of which were used to refinance the senior credit facility consisting of a $700.0 million delayed draw term loan facility (the “Delayed Draw Facility”) in full. We paid upfront fees of $3.5 million associated with the Delayed Draw Facility which were recorded as original issue discount to be amortized over the life of the Tranche B Term Loans using the effective interest method. We incurred $25.2 million of debt issuance costs which were recorded as deferred financing costs to be amortized over the life of the Tranche B Term Loans using the effective interest method.

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

9.125% senior unsecured notes due 2019

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% per annum that will mature on January 15, 2019 (the “Syniverse Notes”). Interest on the notes is paid on January 15 and July 15 of each year.

The Syniverse Notes are guaranteed on a senior basis by the Subsidiary Guarantors. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture governing our Syniverse Notes, and any subsidiary so designated will not be a guarantor of the notes. The right of noteholders to receive payment on the Syniverse Notes is effectively subordinated to the rights of our existing and future secured creditors.

The Syniverse Notes contain customary negative covenants including, but not limited to, restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay certain subordinated indebtedness or enter into transactions with affiliates.

We incurred financing fees of $20.4 million in connection with the issuance of the Syniverse Notes which have been amortized over the term of the notes using the effective interest method.

Following the Exchange Offer, $105.5 million aggregate principal amount of the Syniverse Notes were outstanding.

Senior Notes Exchange Offer

On January 11, 2017, Syniverse Foreign Holdings Corporation (“SFHC”) completed its offer to exchange (the “Exchange Offer”) the Syniverse Notes for new senior unsecured notes issued by SFHC bearing interest at 9.125% per annum that will mature on January 15, 2022 (the “SFHC Notes” and, together with the Syniverse Notes, the “Senior Notes”). Interest on the notes is paid on January 15 and July 15 of each year. Pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were canceled.

On or after January 15, 2019, SFHC may redeem some or all of the SFHC Notes at any time at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the 12-month period commencing on January 15 of the years set forth below:

Period	Redemption Price
2019	104.563%
2020	102.281%
2021 and thereafter	100.000%

The SFHC Notes are guaranteed on a senior basis by Syniverse and the Subsidiary Guarantors that guarantee the Syniverse Notes. The right of noteholders to receive payment on the SFHC Notes is effectively subordinated to the rights of any future secured creditors of SFHC.

The SFHC Notes contain customary negative covenants including, but not limited to, restrictions on SFHC’s, our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends (including SFHC’s ability to pay dividends or make distributions to Syniverse or our subsidiaries), sell or otherwise transfer assets, optionally prepay certain subordinated indebtedness or enter into transactions with affiliates.

9. Employee Benefits

Defined Contribution Benefit Plans

We have a 401(k) plan covering all U.S. employees subject to certain eligibility requirements. Under this plan, a certain percentage of contributions are matched. Contributions made to the 401(k) plan were $4.2 million, $5.2 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We have defined contribution plans in certain foreign subsidiaries set up in accordance with the local statutory requirements. Contributions made to these plans were $1.2 million, $1.3 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for certain employees located in Germany. The benefits are based on employees’ annual compensation and plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded pension liabilities of $13.6 million and $12.7 million as of December 31, 2016 and 2015, respectively, which are included in Other long-term liabilities on the consolidated balance sheets.

Assumptions used in determining the benefit obligations for pension and other postretirement plans as of December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Discount rate	1.6%	2.2%
Average compensation increase (salaried employees only)	3.0%	2.0%

The following table provides a reconciliation of the change in our benefit obligation as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Benefit obligation at beginning of year	$12,687	$13,462
Service cost	456	533
Interest cost	277	287
Actuarial loss (gain)	826	(1,497)
Benefits paid	(79)	(42)
Effect of currency translation	(550)	(56)
Balance at end of year	$13,617	$12,687

Net periodic pension cost recognized in the consolidated statements of operations for the periods ended December 31, 2016, 2015 and 2014 included the following components:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Service cost on benefits earned during the year	$456	$533	$396
Interest cost on projected benefit obligation	277	287	333
Amortization of actuarial loss	205	317	128
Net periodic pension cost	$938	$1,137	$857

Included in Accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2016 is an actuarial loss of $0.3 million which we expect to record as a component of net periodic pension cost during the year ending December 31, 2017.

The estimated benefit payments for each of the next five years and in aggregate for the five years thereafter are as follows:

(in thousands)
2017	$182
2018	214
2019	223
2020	240
2021	261
2022 and thereafter	12,497
$13,617

10. Stock-Based Compensation

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

In accordance with the 2011 Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. For employee stock options granted prior to 2015, vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings-based targets. For employee stock options granted in 2015 and 2016, vesting is solely dependent on the service of the employee and vests ratably over a four year period on the grant date anniversary. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. For employee restricted stock awards, vesting is dependent on the service of the employee and grade vests over a three year period on the grant date anniversary.

The fair values of service based stock option grants and restricted stock awards are amortized as compensation expense using the straight-line attribution method over the vesting period of the grants. The fair values of performance based stock option grants are amortized as compensation expense using the accelerated attribution method over the vesting period of the grants. The fair values of stock options as of December 31, 2016, 2015 and 2014 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.4%	1.9%	2.1%
Volatility factor	30.2%	38.2%	47.9%
Dividend yield	—%	—%	—%
Weighted-average expected life of options (in years)	6.3	6.4	6.1

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Although we have a history of publicly traded stock, our common stock is 100% indirectly owned by Syniverse Corporation. As such, we used the historical volatility for the Company prior to the Carlyle acquisition through the delist date (January 12, 2011). For the period subsequent to the delist date, we used the average historical volatility factor of comparable companies. We based our assumptions for the expected life of the options on the average of our contractual term and the weighted average option term.

The applicable accounting guidance requires us to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. We estimate our forfeitures based on an average of our historical experience excluding certain option grants for the management team issued in a period of high turnover, which we do not believe is representative of future activity.

The following table summarizes our stock option activity for the year ended December 31, 2016:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	10,922,076	$11.19		$655
Granted	1,656,000	$10.00
Exercised	(68,334)	$10.00
Canceled or expired	(3,556,830)	$11.03
Outstanding at December 31, 2016	8,952,912	$11.04	5.73	$—
Vested and expected to vest at December 31, 2016	8,385,451	$11.06	7.07	$—
Exercisable at December 31, 2016	4,240,272	$11.05	5.70	$—

As of December 31, 2016, there was $17.0 million of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 2.6 years.

During the years ended December 31, 2016, 2015 and 2014:

•	the weighted-average fair value per share of stock options granted to employees was $3.25, $4.59 and $6.73, respectively;

•	the total intrinsic value of stock options exercised was $0.1 million, $1.1 million and $1.8 million, respectively; and

•	the total fair value of stock options that vested during the period was $6.9 million, $6.8 million and $8.2 million, respectively.

Restricted stock awards are issued and measured at fair value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes our restricted stock activity under the 2011 Plan for the year ended December 31, 2016:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	2,264,482	$11.77
Granted	1,085,000	$10.00
Vested	(952,232)	$11.37
Forfeited	(347,250)	$11.21
Outstanding at December 31, 2016	2,050,000	$10.59

As of December 31, 2016, there was $16.0 million of total unrecognized compensation cost related to restricted stock awards. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 2.0 years.

During the years ended December 31, 2016, 2015 and 2014:

•	the weighted-average fair value per share of restricted stock awards granted to employees was $10.00, $11.25 and $15.00, respectively; and

•	the total fair value of restricted stock awards that vested during the period was $9.5 million, $0.4 million and $0.3 million, respectively.

The impact to our Net loss from continuing operations of recording stock-based compensation in the consolidated statement of operations under the 2011 Plan for the year ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cost of operations	$627	$590	$257
Sales and marketing	3,750	5,343	3,383
General and administrative	12,693	11,329	4,934
Stock-based compensation	$17,070	$17,262	$8,574
Tax benefit	$827	$4,372	$2,525

There was no stock-based compensation cost capitalized into assets for the periods ended December 31, 2016, 2015 and 2014.

11. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the years ended December 31, 2016, 2015 and 2014:

	Balance at				Balance at
	Beginning				End
(in thousands)	of Period	Additions	Payments	Adjustments	of Period
Year ended December 31, 2016	$1,836	869	(1,570)	(4)	$1,131
Year ended December 31, 2015	$4,179	948	(3,256)	(35)	$1,836
Year ended December 31, 2014	$2,691	9,140	(7,624)	(28)	$4,179

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2015				December 31, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$—	$6,766	$(317)	$1	$6,450
March 2016 Plan	$—	$19,144	$(14,136)	$(27)	$4,981
October 2014 Plan	8,195	(660)	(3,663)	(200)	3,672
December 2010 Plan	492	(30)	(419)	5	48
Total	$8,687	$25,220	$(18,535)	$(221)	$15,151

	December 31, 2014				December 31, 2015
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
October 2014 Plan	$14,622	$578	$(6,126)	$(879)	$8,195
December 2011 Plan	262	(191)	(71)	—	—
December 2010 Plan	547	—	—	(55)	492
Total	$15,431	$387	$(6,197)	$(934)	$8,687

	December 31, 2013				December 31, 2014
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
October 2014 Plan	—	17,822	(3,017)	(183)	14,622
December 2011 Plan	264	4	(6)	—	262
December 2010 Plan	619	—	—	(72)	547
Total	$883	$17,826	$(3,023)	$(255)	$15,431

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $6.8 million which is included in Restructuring expense in the consolidated statements of operations. We have paid $0.3 million related to this plan as of December 31, 2016 and anticipate nearly all remaining cash outlays to take place during 2017.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.4 million and contract termination costs of $4.8 million related to the exit of data center leases. We have paid $14.1 million related to this plan as of December 31, 2016 and anticipate nearly all remaining cash outlays to take place during 2017.

In October 2014, we implemented a restructuring plan to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $14.1 million and contract termination costs of $3.7 million related to the exit of leased facilities, data centers and networking services. We have paid $12.8 million related to this plan as of December 31, 2016.

12. Income Taxes

The components of Benefit from income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$(1,669)	$(116)
Foreign	8,352	8,660	9,561
State and local	104	(141)	861
	8,456	6,850	10,306
Deferred
Federal	(46,124)	(34,419)	(27,696)
Foreign	(1,558)	(2,010)	(1,928)
State and local	(3,581)	(1,698)	(5,775)
	(51,263)	(38,127)	(35,399)
Benefit from income taxes	$(42,807)	$(31,277)	$(25,093)

The Benefit from income taxes differs from amounts computed by applying the U.S. statutory rate of 35% to loss before benefit from income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	2.7	0.3	2.0
Impact of foreign tax rates	18.5	33.8	29.0
Foreign withholding and audit	(2.6)	(4.4)	(3.9)
Other permanent items	0.2	0.1	(0.5)
Tax credits	1.3	—	1.9
Changes to uncertain tax positions	1.2	0.2	3.1
Changes in measurement of deferred tax liabilities and other	(15.9)	1.3	2.9
Change in valuation allowance	4.7	(28.5)	(30.0)
Unrealized gain( loss)	(0.1)	5.0	—
Dividends	(0.5)	(0.3)	(3.1)
Nondeductible stock-based compensation	(4.8)	(1.8)	(0.5)
Other, net	(0.1)	(1.9)	(0.8)
	39.6%	38.8%	35.1%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $27.3 million, $30.2 million and $31.5 million at December 31, 2016, 2015 and 2014, respectively. Uncertain tax positions are included in other long-term liabilities on the consolidated balance sheets. A rollforward of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$73,497	$67,185	$58,549
Additions based on tax positions related to the current year	16,147	13,679	13,768
Additions for tax positions of prior years	—	2,727	625
Reductions for tax positions of prior years	(3,369)	(7,430)	(1,563)
Reductions for tax positions effectively settled	—	—	(472)
Reductions for lapse of statute of limitations	(2,740)	(2,664)	(3,722)
Balance at end of period	$83,535	$73,497	$67,185

We recognize accrued interest and penalties related to uncertain tax positions as a component of Benefit from income taxes. Accrued interest and penalties was $2.3 million, $2.3 million and $2.2 million as of December 31, 2016, 2015 and 2014, respectively, in the consolidated balance sheets. Expense (benefit) for interest and penalties was $(0.1) million, $0.1 million and $(0.5) million for the years ended December 31, 2016, 2015 and 2014, respectively, in the consolidated statements of operations. Included in the additions for 2015 is $0.6 million related to the Aicent acquisition.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States. Tax years 2011 through 2016 are subject to examination by the federal taxing authorities. Tax years 2004 through 2016 are subject to examination by the state taxing authorities. In our international tax jurisdictions, tax years 2007 or later remain open in all of our major international tax jurisdictions. We are currently under audit by the Internal Revenue Service of the United States for the Successor periods (as discussed in Item 6. “Selected Financial Data”) ended December 31, 2011, 2012 and 2013.

The Company's non-U.S. subsidiaries had $87.7 million in cumulative undistributed earnings as of December 31, 2016. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company's non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for tax has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

The components of Loss before benefit from income taxes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
United States	$(141,565)	$(111,192)	$(84,509)
Foreign	33,588	30,603	13,116
	$(107,977)	$(80,589)	$(71,393)

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

	December 31,
(in thousands)	2016	2015
Deferred tax assets (liabilities):
Intangibles	$(184,266)	$(198,446)
Property & equipment	(27,523)	(38,015)
Interest	(3,679)	(7,303)
Employee benefit accruals	18,378	21,929
Accrued expenses	7,538	6,385
Deferrals	1,353	1,334
Software development costs	(11,071)	(12,881)
Net operating loss carryforwards	181,376	184,203
Other, net	7,179	5,634
	(10,715)	(37,160)
Less: Valuation allowance	(100,677)	(125,130)
Net Deferred tax assets (liabilities)	$(111,392)	$(162,290)

The activity in deferred tax assets includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $0.1 million and $1.4 million to increase the deferred tax asset on accumulated other comprehensive (loss) income for the years ended December 31, 2015 and 2014, respectively. There was no change in our deferred tax asset associated with foreign currency translation adjustments and actuarial gains associated with our defined pension plan during the year ended December 31, 2016.

Our deferred tax assets include net accumulated foreign net operating losses (NOLs) of $174.3 million, net accumulated federal NOLs of $59.0 million and net accumulated state NOLs of $11.6 million at December 31, 2016. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations while state NOLs in specific jurisdictions will expire if not utilized between tax years 2017 and 2036. The deferred tax assets also include federal and state tax credit carry forwards of $4.5 million and $1.3 million, respectively, at December 31, 2016. The federal credits will expire if not utilized between tax years between 2022 and 2036. The majority of the state credits have an indefinite carryforward period. We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $100.7 million and $125.1 million at December 31, 2016 and 2015, respectively. The change is primarily related to losses in jurisdictions with existing valuation allowances offset by the impact of enacted foreign tax rates changes and the translation of foreign currencies.

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

13. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. One customer represented more than 10% of accounts receivable as of December 31, 2016 and 2015. Our cash is placed with high credit quality financial institutions.

Our two largest customers, Verizon Wireless and AT&T Mobility, generated 17.7% and 10.1%, respectively, of total revenues for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, Verizon Wireless contributed 20.2% and 20.3% of total revenues, respectively.

No other customer represented more than 10% of revenues for the periods presented, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

14. Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment for use in our operations. We record operating lease expense on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases was $11.4 million, $12.8 million and $15.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2022 at our option.

Interest rates for our capital leases range from 1.4% to 9.0% with maturity dates between January 2017 and October 2022.

As of December 31, 2016, the aggregate future minimum lease commitments under non-cancelable leases were as follows:

(in thousands)	Capital Leases	Operating Leases
Year ended December 31, 2017	$17,073	$8,765
Year ended December 31, 2018	4,947	7,346
Year ended December 31, 2019	3,362	4,951
Year ended December 31, 2020	331	4,940
Year ended December 31, 2021	6	4,435
Thereafter	5	21,977
Total future minimum lease payments	$25,724	$52,414
Less: amount representing interest	1,004
Present value of net minimum lease payments	24,720
Less: current portion	16,354
Long-term obligations under capital leases at December 31, 2016	$8,366

Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of December 31, 2016, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the consolidated financial statements.

15. Fair Value Measurements

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the years ended December 31, 2016 and 2015.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying value, which approximate their fair value due to their short maturity.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 2 of the fair value hierarchy. We did not have any impairment losses for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, we recorded a $5.5 million gain related to a one-time transfer of certain data center equipment from a vendor to Syniverse at no cost. The non-cash gain was measured at fair value using current prices for similar assets (Level 2 input) and is included in Other operating income in the accompanying consolidated statements of operations.

The carrying amounts and fair values of our long-term debt excluding original issuance discount and deferred financing costs as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Initial Term Loans	$891,057	$788,585	$911,835	$683,876
Tranche B Term Loans	$663,200	$583,616	$678,665	$508,999
Syniverse Notes	$475,000	$418,000	$475,000	$220,875

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Syniverse Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

16. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for the year ended December 31, 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2016	2016	2016	2016
Revenues	$194,444	$197,718	$196,617	$193,113
Gross Profit	$99,305	$108,191	$108,324	$110,678
Operating (loss) income	$(17,856)	$8,270	$18,169	$3,842
Net loss	$(15,789)	$(14,624)	$(17,163)	$(17,594)
Net loss attributable to Syniverse Holdings, Inc.	$(16,242)	$(15,106)	$(17,621)	$(18,214)

The following table summarizes quarterly financial results for the year ended December 31, 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2015	2015	2015	2015
Revenues	$209,617	$216,185	$223,899	$211,774
Gross Profit	$108,077	$117,917	$127,597	$118,721
Operating income	$180	$10,614	$17,654	$14,746
Net loss	$(25,981)	$(6,436)	$(5,838)	$(11,057)
Net loss attributable to Syniverse Holdings, Inc.	$(26,105)	$(6,922)	$(6,208)	$(11,356)

17. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the year ended December 31, 2016 we recorded $3.2 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the years ended December 31, 2015 and 2014 we recorded $3.1 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2015, Carlyle held $51.0 million and $20.5 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the years ended 2016, 2015 and 2014.

18. Supplemental Consolidating Financial Information

On December 22, 2010, Syniverse issued $475.0 million of Syniverse Notes guaranteed on a joint and several basis by each of its existing and future domestic restricted subsidiaries that guarantee the Senior Credit Facility (collectively, the “Subsidiary Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several. On January 11, 2017, pursuant to the Exchange Offer, SFHC issued $369.5 million SFHC Notes and a like amount of Syniverse Notes were cancelled. The SFHC Notes are unconditionally guaranteed on a joint and several basis by Syniverse and the Subsidiary Guarantors. SFHC is a wholly-owned indirect subsidiary of Syniverse that holds no material assets other than the equity interests of substantially all of Syniverse’s foreign subsidiaries. SFHC and its subsidiaries are not guarantors of the Senior Credit Facility or the Syniverse Notes.

The following tables set forth supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows for the year ended December 31, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) SFHC and its subsidiaries on a combined basis (the “SFHC Group Non-Guarantors”), (iv) all other direct and indirect subsidiaries of Syniverse on a combined basis (the “Other Non-Guarantors” and, together with the SFHC Group Non-Guarantors, the “Non-Guarantors”), (v) the eliminations necessary to arrive at the information for the total Non-Guarantors on a combined basis, (vi) the Non-Guarantors on a combined basis and (vii) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis and for the years ended December 31, 2015 and 2014 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) the Non-Guarantors and (iv) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis. The supplemental financial information reflects the investment of Syniverse using the equity method of accounting.

The Company is presenting the tables below in order to comply with the covenants contained in the indentures for both the Syniverse Notes and the SFHC Notes.

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,643	$40,313	$7,218	$—	$47,531	$—	$136,174
Accounts receivable, net of allowances	—	122,479	41,100	2,528	—	43,628	—	166,107
Accounts receivable - affiliates	2,056,771	1,460,905	50,574	4,603	(3,170)	52,007	(3,569,683)	—
Interest receivable - affiliates	—	25	—	—	—	—	(25)	—
Income taxes receivable	—	2,255	5,717	324	—	6,041	—	8,296
Prepaid and other current assets	—	14,378	13,121	891	—	14,012	—	28,390
Total current assets	2,056,771	1,688,685	150,825	15,564	(3,170)	163,219	(3,569,708)	338,967
Property and equipment, net	—	84,771	22,077	1,934	—	24,011	—	108,782
Capitalized software, net	—	116,981	25,985	325	—	26,310	—	143,291
Goodwill	—	1,922,343	350,453	—	—	350,453	—	2,272,796
Identifiable intangibles, net	—	270,900	48,541	—	—	48,541	—	319,441
Long-term note receivable - affiliates	—	12,000	—	—	—	—	(12,000)	—
Deferred tax assets	55,587	—	1,100	238	—	1,338	(55,587)	1,338
Investment in unconsolidated subsidiaries	—	43,730	3,451	—	—	3,451	—	47,181
Other assets	—	6,311	1,760	233	—	1,993	—	8,304
Investment in subsidiaries	2,279,683	484,037	—	—	—	—	(2,763,720)	—
Total assets	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$22,795	$7,178	$584	$—	$7,762	$—	$30,557
Accounts payable - affiliates	1,461,626	2,075,563	30,621	5,043	(3,170)	32,494	(3,569,683)	—
Income taxes payable	—	194	3,897	958	—	4,855	—	5,049
Accrued liabilities	26,277	45,747	32,987	2,153	—	35,140	—	107,164
Accrued interest - affiliates	—	—	25	—	—	25	(25)	—
Deferred revenues	—	1,529	1,485	—	—	1,485	—	3,014
Current portion of capital lease obligation	—	16,279	69	6	—	75	—	16,354
Current portion of long-term debt, net of original issue discount	1,853	—	—	—	—	—	—	1,853
Total current liabilities	1,489,756	2,162,107	76,262	8,744	(3,170)	81,836	(3,569,708)	163,991
Long-term liabilities:
Long-term note payable - affiliates	—	—	12,000	—	—	12,000	(12,000)	—
Deferred tax liabilities	—	158,339	9,978	—	—	9,978	(55,587)	112,730
Long-term capital lease obligation, net of current maturities	—	8,209	140	17	—	157	—	8,366
Long-term debt, net of current portion and original issue discount	1,993,596	—	—	—	—	—	—	1,993,596
Other long-term liabilities	—	21,420	23,300	495	—	23,795	—	45,215
Total liabilities	3,483,352	2,350,075	121,680	9,256	(3,170)	127,766	(3,637,295)	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,147,920	2,208,012	339,079	145,716	—	484,795	(2,574,975)	1,265,752
(Accumulated deficit) retained earnings	(238,261)	71,138	262,866	(142,896)	—	119,970	(189,868)	(237,021)
Accumulated other comprehensive (loss) income	(970)	533	(119,433)	(1,295)	—	(120,728)	1,123	(120,042)
Total Syniverse Holdings, Inc. stockholder equity	908,689	2,279,683	482,512	1,525	—	484,037	(2,763,720)	908,689
Noncontrolling interest	—	—	—	7,513	—	7,513	—	7,513
Total equity	908,689	2,279,683	482,512	9,038	—	491,550	(2,763,720)	916,202
Total liabilities and stockholder equity	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFCH Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$610,777	$162,925	$8,190	$—	$171,115	$—	$781,892
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	329,998	34,973	(9,577)	—	25,396	—	355,394
Sales and marketing	—	44,299	23,443	3,061	—	26,504	—	70,803
General and administrative	—	76,010	32,025	6,515	—	38,540	—	114,550
Depreciation and amortization	—	170,821	36,790	519	—	37,309	—	208,130
Employee termination benefits	—	820	49	—	—	49	—	869
Restructuring	—	18,649	5,900	671	—	6,571	—	25,220
Acquisition	—	—	—	—	—	—	—	—
Other operating income	—	(5,499)	—	—	—	—	—	(5,499)
	—	635,098	133,180	1,189	—	134,369	—	769,467
Operating (loss) income	—	(24,321)	29,745	7,001	—	36,746	—	12,425
Other income (expense), net:
(Loss) income from equity investment	(20,698)	41,388	—	—	—	—	(20,690)	—
Interest (expense) income, net	(122,610)	(898)	537	134	—	671	—	(122,837)
Interest income (expense) - affiliate	54	25	(79)	—	—	(79)	—	—
Equity income in investee	—	(829)	363	—	—	363	—	(466)
Other, net	30,817	(25,875)	(1,906)	(135)	—	(2,041)	—	2,901
	(112,437)	13,811	(1,085)	(1)	—	(1,086)	(20,690)	(120,402)
(Loss) income before (benefit from) provision for income taxes	(112,437)	(10,510)	28,660	7,000	—	35,660	(20,690)	(107,977)
(Benefit from) provision for income taxes	(45,254)	10,188	(10,839)	3,098	—	(7,741)	—	(42,807)
Net (loss) income	(67,183)	(20,698)	39,499	3,902	—	43,401	(20,690)	(65,170)
Net income attributable to noncontrolling interest	—	—	—	2,013	—	2,013	—	2,013
Net (loss) income attributable to Syniverse Holdings, Inc.	$(67,183)	$(20,698)	$39,499	$1,889	$—	$41,388	$(20,690)	$(67,183)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non- Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(67,183)	$(20,698)	$39,499	$3,902	$—	$43,401	$(20,690)	$(65,170)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $204	—	—	(21,548)	(636)	—	(22,184)	—	(22,184)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $171	—	—	(386)	—	—	(386)	—	(386)
Other comprehensive loss	—	—	(21,934)	(636)	—	(22,570)	—	(22,570)
Comprehensive (loss) income	(67,183)	(20,698)	17,565	3,266	—	20,831	(20,690)	(87,740)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	1,899	—	1,899	—	1,899
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(67,183)	$(20,698)	$17,565	$1,367	$—	$18,932	$(20,690)	$(89,639)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	38,021	129,019	681	2,892	—	3,573	(34,495)	136,118
Cash flows from investing activities
Capital expenditures	—	(51,217)	(10,867)	(803)	—	(11,670)	—	(62,887)
Investment in unconsolidated subsidiaries	—	(40,479)	—	—	—	—	—	(40,479)
Redemption of certificate of deposit	—	107	283	—	—	283	—	390
Proceeds from sale of divestitures	—	10	—	—	—	—	—	10
Intercompany notes	—	(12,000)	—	—	—	—	12,000	—
Receipts on intercompany notes	4,917	—	—	—	—	—	(4,917)	—
Net cash provided by (used in) investing activities	4,917	(103,579)	(10,584)	(803)	—	(11,387)	7,083	(102,966)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	15,000	—	—	—	—	—	—	15,000
Payments on Revolving Credit Facility	(15,000)	—	—	—	—	—	—	(15,000)
Principal payments on long-term debt	(36,243)	—	—	—	—	—	—	(36,243)
Payments on capital lease obligation	—	(16,382)	(67)	(1)	—	(68)	—	(16,450)
Distribution to Syniverse Corporation	(6,456)	—	—	—	—	—	—	(6,456)
Proceeds on intercompany notes	—	—	12,000	—	—	12,000	(12,000)	—
Payments on intercompany notes	—	—	(4,917)	—	—	(4,917)	4,917	—
Dividends paid	—	—	(34,495)	—	—	(34,495)	34,495	—
Distribution to noncontrolling interest	—	—	—	(1,520)	—	(1,520)	—	(1,520)
Net cash (used in) provided by financing activities	(42,699)	(16,382)	(27,479)	(1,521)	—	(29,000)	27,412	(60,669)
Effect of exchange rate changes on cash	(239)	—	(2,016)	(635)	—	(2,651)	—	(2,890)
Net increase (decrease) in cash	—	9,058	(39,398)	(67)	—	(39,465)	—	(30,407)
Cash and cash equivalents at beginning of period	—	79,585	79,711	7,285	—	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$88,643	$40,313	$7,218	$—	$47,531	$—	$136,174

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$79,585	$86,996	$—	$166,581
Accounts receivable, net of allowances	—	145,180	49,079	—	194,259
Accounts receivable - affiliates	2,041,862	1,305,886	178,626	(3,526,374)	—
Interest receivable - affiliates	493	—	—	(493)	—
Income taxes receivable	—	2,597	3,461	—	6,058
Prepaid and other current assets	—	15,976	10,137	—	26,113
Total current assets	2,042,355	1,549,224	328,299	(3,526,867)	393,011
Property and equipment, net	—	88,125	26,379	—	114,504
Capitalized software, net	—	156,143	34,935	—	191,078
Goodwill	—	1,924,005	362,871	—	2,286,876
Identifiable intangibles, net	—	333,160	67,161	—	400,321
Long-term note receivable - affiliates	4,750	—	—	(4,750)	—
Deferred tax assets	23,445	—	3,280	(23,445)	3,280
Investment in unconsolidated subsidiaries	—	—	3,771	—	3,771
Other assets	—	10,939	2,560	—	13,499
Investment in subsidiaries	2,278,353	700,498	—	(2,978,851)	—
Total assets	$4,348,903	$4,762,094	$829,256	$(6,533,913)	$3,406,340

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$38,283	$12,160	$—	$50,443
Accounts payable - affiliates	1,322,641	2,174,942	28,791	(3,526,374)	—
Income taxes payable	—	348	1,764	—	2,112
Accrued liabilities	26,447	41,449	30,865	—	98,761
Accrued interest - affiliates	—	—	493	(493)	—
Deferred revenues	—	2,227	2,331	—	4,558
Current portion of capital lease obligation	—	14,607	60	—	14,667
Current portion of long term debt, net of original issue discount	35,445	—	—	—	35,445
Total current liabilities	1,384,533	2,271,856	76,464	(3,526,867)	205,986
Long-term liabilities:
Long-term note payable - affiliates	—	—	4,750	(4,750)	—
Deferred tax liabilities	—	174,146	14,869	(23,445)	165,570
Long-term capital lease obligation, net of current maturities	—	18,382	181	—	18,563
Long-term debt, net of current portion and original issue discount	1,981,655	—	—	—	1,981,655
Other long-term liabilities	—	19,357	25,360	—	44,717
Total liabilities	3,366,188	2,483,741	121,624	(3,555,062)	2,416,491

Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,154,763	2,186,896	684,539	(2,776,059)	1,250,139
(Accumulated deficit) retained earnings	(171,078)	90,924	114,231	(203,915)	(169,838)
Accumulated other comprehensive (loss) income	(970)	533	(98,272)	1,123	(97,586)
Total Syniverse Holdings, Inc. stockholder equity	982,715	2,278,353	700,498	(2,978,851)	982,715
Noncontrolling interest	—	—	7,134	—	7,134
Total equity	982,715	2,278,353	707,632	(2,978,851)	989,849
Total liabilities and stockholder equity	$4,348,903	$4,762,094	$829,256	$(6,533,913)	$3,406,340

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$670,089	$191,386	$—	$861,475
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	351,361	37,802	—	389,163
Sales and marketing	—	46,526	30,167	—	76,693
General and administrative	—	92,535	43,277	—	135,812
Depreciation and amortization	—	173,004	42,163	—	215,167
Employee termination benefits	—	583	365	—	948
Restructuring	—	1,403	(1,016)	—	387
Acquisition	—	111	—	—	111
	—	665,523	152,758	—	818,281
Operating income	—	4,566	38,628	—	43,194
Other income (expense), net:
(Loss) income from equity investment	(37,361)	31,061	—	6,300	—
Interest (expense) income, net	(122,354)	(873)	501	—	(122,726)
Interest income (expense) - affiliate	192	—	(192)	—	—
Equity income in investee	—	—	36	—	36
Other, net	63,627	(55,454)	281,925	(291,191)	(1,093)
	(95,896)	(25,266)	282,270	(284,891)	(123,783)
(Loss) income before (benefit from) provision for income taxes	(95,896)	(20,700)	320,898	(284,891)	(80,589)
(Benefit from) provision for income taxes	(44,039)	5,083	7,679	—	(31,277)
Net (loss) income	(51,857)	(25,783)	313,219	(284,891)	(49,312)
Net income attributable to noncontrolling interest	—	—	1,279	—	1,279
Net (loss) income attributable to Syniverse Holdings, Inc.	$(51,857)	$(25,783)	$311,940	$(284,891)	$(50,591)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(51,857)	$(25,783)	$313,219	$(284,891)	$(49,312)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax benefit of $269	—	—	(53,778)	—	(53,778)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $144	—	—	327	—	327
Other comprehensive loss	—	—	(53,451)	—	(53,451)
Comprehensive (loss) income	(51,857)	(25,783)	259,768	(284,891)	(102,763)
Less: comprehensive income attributable to noncontrolling interest	—	—	1,192	—	1,192
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(51,857)	$(25,783)	$258,576	$(284,891)	$(103,955)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	9,408	102,548	49,882	—	161,838
Cash flows from investing activities
Capital expenditures	—	(51,834)	(16,386)	—	(68,220)
Purchase of certificate of deposit	—	(148)	(449)	—	(597)
Proceeds from sale of Divestment Business	—	3	2,222	—	2,225
Net cash used in investing activities	—	(51,979)	(14,613)	—	(66,592)
Cash flows from financing activities
Payments on Revolving Credit Facility	(10,000)	—	—	—	(10,000)
Debt issuance costs paid	(177)	—	—	—	(177)
Payments on capital lease obligation	—	(9,669)	(107)	—	(9,776)
Distribution to Syniverse Corporation	769	—	—	—	769
Distribution to noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(9,408)	(9,669)	(1,318)	—	(20,395)
Effect of exchange rate changes on cash	—	—	2,383	—	2,383
Net increase in cash	—	40,900	36,334	—	77,234
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$79,585	$86,996	$—	$166,581

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$691,161	$225,134	$—	$916,295
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	326,865	51,187	—	378,052
Sales and marketing	—	44,460	33,210	—	77,670
General and administrative	—	88,543	51,907	—	140,450
Depreciation and amortization	—	189,024	48,553	—	237,577
Employee termination benefits	—	5,920	3,220	—	9,140
Restructuring	—	5,098	12,728	—	17,826
Acquisition	—	1,974	—	—	1,974
	—	661,884	200,805	—	862,689
Operating income	—	29,277	24,329	—	53,606
Other income (expense), net:
(Loss) income from equity investment	(51,975)	18,494	—	33,481	—
Interest (expense) income, net	(122,777)	(365)	759	—	(122,383)
Interest income (expense) - affiliate	239	(231)	(8)	—	—
Equity income in investee	—	—	35	—	35
Other, net	84,144	(89,106)	150,453	(148,142)	(2,651)
	(90,369)	(71,208)	151,239	(114,661)	(124,999)
(Loss) income before (benefit from) provision for income taxes	(90,369)	(41,931)	175,568	(114,661)	(71,393)
(Benefit from) provision for income taxes	(42,392)	9,110	8,189	—	(25,093)
Net (loss) income from continuing operations	(47,977)	(51,041)	167,379	(114,661)	(46,300)
Loss from discontinued operations, net of tax	—	—	(688)	—	(688)
Net (loss) income	(47,977)	(51,041)	166,691	(114,661)	(46,988)
Net income attributable to noncontrolling interest	—	—	1,015	—	1,015
Net (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$165,676	$(114,661)	$(48,003)

Amounts attributable to Syniverse Holdings, Inc.:
(Loss) income from continuing operations, net of tax	$(47,977)	$(51,041)	$166,364	$(114,661)	$(47,315)
Loss from discontinued operations, net of tax	—	—	(688)	—	(688)
Net (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$165,676	$(114,661)	$(48,003)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(47,977)	$(51,041)	$166,691	$(114,661)	$(46,988)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax benefit of $496	—	—	(69,698)	—	(69,698)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $948	—	—	(2,014)	—	(2,014)
Other comprehensive loss	—	—	(71,712)	—	(71,712)
Comprehensive (loss) income	(47,977)	(51,041)	94,979	(114,661)	(118,700)
Less: comprehensive income attributable to noncontrolling interest	—	—	1,260	—	1,260
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(47,977)	$(51,041)	$93,719	$(114,661)	$(119,960)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	1,633	170,621	(4,243)	—	168,011
Cash flows from investing activities
Capital expenditures	—	(60,243)	(31,515)	—	(91,758)
Acquisitions, net of acquired cash	—	(290,047)	—	—	(290,047)
Redemption of certificate of deposit	—	—	3,694	—	3,694
Proceeds from sale of Divestment Business	—	—	717	—	717
Net cash used in investing activities	—	(350,290)	(27,104)	—	(377,394)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	100,000	—	—	—	100,000
Payments on Revolving Credit Facility	(90,000)	—	—	—	(90,000)
Payments on capital lease obligation	—	(7,875)	(145)	—	(8,020)
Distribution to Syniverse Corporation	(1,840)	—	—	—	(1,840)
Purchase of redeemable noncontrolling interest	—	—	(501)	—	(501)
Payments on intercompany notes	(9,793)	18,915	(9,122)	—	—
Distribution to noncontrolling interest	—	—	(888)	—	(888)
Net cash (used in) provided by financing activities	(1,633)	11,040	(10,656)	—	(1,249)
Effect of exchange rate changes on cash	—	—	(6,421)	—	(6,421)
Net decrease in cash	—	(168,629)	(48,424)	—	(217,053)
Cash and cash equivalents at beginning of period	—	207,314	99,086	—	306,400
Cash and cash equivalents at end of period	$—	$38,685	$50,662	$—	$89,347

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SYNIVERSE HOLDINGS, INC.
(IN THOUSANDS)

			Write-offs of
	Balance at	Charged to	Uncollectible	Balance at
	Beginning	Costs and	Accounts and	End
Description	of Period	Expenses	Other	of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$1,730	$2,668	$4,502	$8,900
Year ended December 31, 2015	$8,900	$2,934	$(4,729)	$7,105
Year ended December 31, 2016	$7,105	$2,453	$(1,652)	$7,906

	Balance at	Charged to	Credit Memos	Balance at
	Beginning	Costs and	Issued	End
Description	of Period	Expenses	and Other	of Period
Allowance for credit memos:
Year ended December 31, 2014	$6,987	$18,826	$(9,105)	$16,708
Year ended December 31, 2015	$16,708	$18,008	$(17,478)	$17,238
Year ended December 31, 2016	$17,238	$14,866	$(18,360)	$13,744

	Balance at	Charged to				Balance
	Beginning	Costs and				at end
Description	of Period	Expenses (1)	Acquisition		Other (3)	of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2014	135,760	9,785	938	(2)	(20,153)	126,330
Year ended December 31, 2015	126,330	14,793	—		(15,993)	125,130
Year ended December 31, 2016	125,130	(18,006)	—		(6,447)	100,677
____________________

(1)	Recognition and reduction of valuation allowances

(2)	Adjustments related to the Aicent Acquisition

(3)	Adjustments primarily related to foreign exchange translation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2017.

SYNIVERSE HOLDINGS, INC.
By:	/S/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ STEPHEN C. GRAY	President and Chief Executive Officer; and Director	March 7, 2017
Stephen C. Gray	(Principal Executive Officer)
/S/ ROBERT F. REICH	Executive Vice President and Chief Financial Officer	March 7, 2017
Robert F. Reich	(Principal Financial and Accounting Officer)
/S/ JAMES A. ATTWOOD, JR.	Chairman of the Board of Directors	March 7, 2017
James A. Attwood, Jr.
/S/ TONY G. HOLCOMBE	Vice Chairman of the Board of Directors	March 7, 2017
Tony G. Holcombe
/S/ KRISTEN ANKERBRANDT	Director	March 7, 2017
Kristen Ankerbrandt
/S/ KEVIN L. BEEBE	Director	March 7, 2017
Kevin L. Beebe
/S/ LAURA DESMOND	Director	March 7, 2017
Laura Desmond
/S/ JULIUS GENACHOWSKI	Director	March 7, 2017
Julius Genachowski
/S/ MARK J. JOHNSON	Director	March 7, 2017
Mark J. Johnson
/S/ DANIEL S. MEAD	Director	March 7, 2017
Daniel S. Mead
/S/ RAYMOND A. RANELLI	Director	March 7, 2017
Raymond A. Ranelli

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Amended and Restated Bylaws of Syniverse Holdings, Inc. (1)
4.1
Indenture, dated as of December 22, 2010, among Buccaneer Merger Sub, Inc. (which merged into Syniverse Holdings, Inc.) and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (1)

4.2
First Supplemental Indenture, dated January 13, 2011, among Syniverse Holdings, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (5)

4.3
Second Supplemental Indenture, dated July 29, 2013, among Syniverse Holdings, Inc., the new subsidiary guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (13)

4.4
Third Supplemental Indenture, dated June 12, 2014, among Syniverse Holdings, Inc., the new subsidiary guarantor party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (13)

4.5
Fourth Supplemental Indenture, dated September 16, 2014, among Syniverse Holdings, Inc., the new subsidiary guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee governing the 9.125% Senior Notes due 2019 (13)

4.6	Form of 9.125% Senior Notes due 2019 (included in Exhibit 4.1 hereto)
4.7
Indenture, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc. as guarantor, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 9.125% Senior Notes due 2022 (14)

4.8
First Supplemental Indenture, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc., as guarantor, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as Trustee, providing for the issuance of notes in series. (14)

4.9	Form of 9.125% Senior Notes due 2022 (included in Exhibit 4.7 hereto)
4.10
Registration Rights Agreement relating to the 9.125% Senior Notes due 2022, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc., the guarantors party thereto and Goldman, Sachs & Co., as Dealer Manager. (14)

*#10.1	Employment Agreement, dated January 21, 2016, among Syniverse Corporation and David H. Ratner
*#10.2	Employment Agreement, dated June 20, 2016, among Syniverse Corporation and Timothy Moss
#10.3	Employment Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (8)
#10.4	Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (9)
#10.5	Amendment, dated as of May 20, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (10)
#10.6	Second Amendment, dated as of August 31, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (11)
#10.7	2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2001 Equity Incentive Plan of Buccaneer Holdings, Inc.) (6)
#10.8	Second Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (10)
#10.9	Third Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (12)
#10.10	Form of Stock Option Agreement for 2011 Equity Incentive Plan (1)
#10.11	Form of Updated Stock Option Agreement for 2011 Equity Incentive Plan (10)
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

Exhibit No.	Description
10.15	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)
10.16	Holdings Guaranty, dated April 23, 2012, by Buccaneer Holdings, Inc. (13)
10.17
Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

10.18
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (3)

10.19
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (4)

10.20
Third Amendment to the Credit Agreement, dated as of March 6, 2015, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (7)

#10.21	Form of Restricted Stock Award Agreement for 2011 Equity Incentive Plan (5)
#10.22	Form of Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan (10)
#10.23	Form of Updated Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan (12)
*12.1	Statement regarding computation of ratio of earnings to fixed charges
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Notes:

(1)
Incorporated by reference from the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by Syniverse Holdings, Inc. and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 26, 2012.

(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 14, 2013.

(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 13, 2013.

(5)	Incorporated by reference from the Annual Report on Form 10-K filed by Syniverse Holdings, Inc. on March 25, 2014.

(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 14, 2014.

(7)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 9, 2015.

(8)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on February 25, 2015.

(9)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 20, 2015.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 12, 2015.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 9, 2015.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 11, 2016.

(13)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 9, 2017.

(14)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 13, 2017.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement