Form 10-Q
period 2017-03-31
SYNIVERSE HOLDINGS INC
filed 2017-05-10
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding at May 5, 2017 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,754	$136,174
Accounts receivable, net of allowances of $20,041 and $21,650, respectively	166,425	166,107
Income taxes receivable	7,231	8,296
Prepaid and other current assets	27,128	28,390
Total current assets	296,538	338,967
Property and equipment, net	106,490	108,782
Capitalized software, net	137,512	143,291
Goodwill	2,282,665	2,272,796
Identifiable intangibles, net	304,560	319,441
Deferred tax assets	1,371	1,338
Investment in unconsolidated subsidiaries	47,173	47,181
Other assets	7,218	8,304
Total assets	$3,183,527	$3,240,100
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$26,580	$30,557
Income taxes payable	2,252	5,049
Accrued liabilities	77,822	107,164
Deferred revenues	4,557	3,014
Current portion of capital lease obligation	10,859	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	—	1,853
Total current liabilities	122,070	163,991
Long-term liabilities:
Deferred tax liabilities	103,163	112,730
Long-term capital lease obligation, less current portion	6,737	8,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,996,722	1,993,596
Other long-term liabilities	48,584	45,215
Total liabilities	2,277,276	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,267,763	1,265,752
Accumulated deficit	(261,683)	(237,021)
Accumulated other comprehensive loss	(106,014)	(120,042)
Total Syniverse Holdings, Inc. stockholder equity	900,066	908,689
Noncontrolling interest	6,185	7,513
Total equity	906,251	916,202
Total liabilities and stockholder equity	$3,183,527	$3,240,100

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues	$185,848	$194,444
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	86,036	95,139
Sales and marketing	18,428	21,135
General and administrative	25,770	31,788
Depreciation and amortization	47,446	50,730
Employee termination benefits	66	15
Restructuring charges	1,151	13,493
	178,897	212,300
Operating income (loss)	6,951	(17,856)
Other income (expense), net:
Interest expense, net	(39,614)	(30,657)
Equity (loss) income in investees	(107)	66
Other, net	(279)	(57)
	(40,000)	(30,648)
Loss before benefit from income taxes	(33,049)	(48,504)
Benefit from income taxes	(9,146)	(32,715)
Net loss	(23,903)	(15,789)
Net income attributable to noncontrolling interest	759	453
Net loss attributable to Syniverse Holdings, Inc.	$(24,662)	$(16,242)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(23,903)	$(15,789)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,196	9,781
Amortization of unrecognized loss included in net periodic pension cost	56	46
Other comprehensive income	14,252	9,827
Comprehensive loss	(9,651)	(5,962)
Less: comprehensive income attributable to noncontrolling interest	983	427
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(10,634)	$(6,389)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2015	1	$—	$1,250,139	$(169,838)	$(97,586)	$7,134	$989,849
Net (loss) income	—	—	—	(16,242)	—	453	(15,789)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $70	—	—	—	—	9,807	(26)	9,781
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $20	—	—	—	—	46	—	46
Stock-based compensation	—	—	4,177	—	—	—	4,177
Distribution to noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Distribution to Syniverse Corporation	—	—	(26)	—	—	—	(26)
Balance, March 31, 2016 (Unaudited)	1	$—	$1,254,290	$(186,080)	$(87,733)	$6,041	$986,518

Balance, December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
Net (loss) income	—	—	—	(24,662)	—	759	(23,903)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	13,972	224	14,196
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $25	—	—	—	—	56	—	56
Stock-based compensation	—	—	3,087	—	—	—	3,087
Distribution to noncontrolling interest	—	—	—	—	—	(2,311)	(2,311)
Distribution to Syniverse Corporation	—	—	(1,076)	—	—	—	(1,076)
Balance, March 31, 2017 (Unaudited)	1	$—	$1,267,763	$(261,683)	$(106,014)	$6,185	$906,251

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(23,903)	$(15,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,446	50,730
Amortization of original issue discount and deferred financing costs	3,157	3,429
Allowance for credit memos and uncollectible accounts	2,321	5,808
Deferred income tax benefit	(9,360)	(33,089)
Debt modification costs	9,779	—
Stock-based compensation	3,087	4,177
Other, net	369	1,296
Changes in operating assets and liabilities:
Accounts receivable	(2,087)	4,800
Income taxes receivable or payable	(1,607)	(2,194)
Prepaid and other current assets	(2,171)	(1,745)
Accounts payable	(4,195)	(10,869)
Accrued liabilities and deferred revenues	(25,592)	(9,381)
Other assets and other long-term liabilities	2,155	(973)
Net cash used in operating activities	(601)	(3,800)
Cash flows from investing activities
Capital expenditures	(19,416)	(15,145)
Purchase of certificate of deposit	(3)	—
Net cash used in investing activities	(19,419)	(15,145)
Cash flows from financing activities
Debt modification costs paid	(9,722)	—
Principal payments on debt	(1,885)	—
Payments on capital lease obligations	(7,384)	(5,915)
Distribution to Syniverse Corporation	(1,076)	(26)
Distribution to noncontrolling interest	(2,311)	(1,520)
Net cash used in financing activities	(22,378)	(7,461)
Effect of exchange rate changes on cash	1,978	(663)
Net decrease in cash	(40,420)	(27,069)
Cash and cash equivalents at beginning of period	136,174	166,581
Cash and cash equivalents at end of period	$95,754	$139,512

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$2,170	$600
Supplemental cash flow information
Interest paid	$37,632	$38,356
Income taxes paid	$1,785	$2,568

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end-users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle over $16 billion annually between our customers.
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
Our diverse customer base includes a broad range of participants in the mobile ecosystem, including over 900 MNOs and 450 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 5 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.
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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with U.S. GAAP for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2016 (the “2016 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K filed with the SEC on March 7, 2017. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consists of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of March 31, 2017 and December 31, 2016 was $43.6 million and $43.7 million, respectively and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes will partner to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from transactions with Vibes were $0.6 million during the three months ended March 31, 2017.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $319.1 million and $297.9 million as of March 31, 2017 and December 31, 2016, respectively.

Capitalized Software Costs

We capitalize the cost of externally purchased software and certain software licenses, internal-use software and developed technology that has a useful life of one year or greater. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 1 to 5 years and 3 to 8 years, respectively.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a one-step impairment test, in accordance with ASU 2017-04. In connection with our annual goodwill impairment analysis at October 1, 2016, the fair value of our reporting unit was not substantially in excess of its carrying value. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by volume declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows.

Indefinite-lived intangible assets are comprised of tradenames and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs a one-step impairment test.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia-Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, we recorded foreign currency transaction losses of $0.2 million and $0.1 million, respectively.

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

Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2017	2016
(in thousands)	(Unaudited)
Mobile Transaction Services	$150,286	$162,066
Enterprise & Intelligence Solutions	35,562	32,378
Revenues	$185,848	$194,444

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2017	2016
(in thousands)	(Unaudited)
North America	$111,557	$119,853
Europe, Middle East and Africa	31,753	32,736
Asia Pacific	29,702	28,268
Caribbean and Latin America	12,836	13,587
Revenues	$185,848	$194,444

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is included in ASC Topic 715. ASU 2017-07 requires employers to recognize the service component of net periodic pension costs in the same income statement line as other employee compensation costs. In addition, other components of net periodic pension costs will be presented separately from the line item that includes the service cost and outside operating income. The update is effective for the Company beginning January 1, 2019. We early adopted this update on January 1, 2017 and prospectively applied the adjustment in 2017 as the adjustment was insignificant to prior periods. For the three months ended March 31, 2016, the effect of the adoption was not material to our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is included in ASC Topic 350. ASU 2017-04 simplifies the subsequent measurement of goodwill by requiring impairment charges to be based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the goodwill impairment test) and removes step 2 of the test. The update is effective for the Company beginning January 1, 2020. We early adopted this update on January 1, 2017. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is included in the ASC in Topic 718. ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We adopted this updated on January 1, 2017. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently finalizing its review of the impact of adopting this new guidance and developing a comprehensive implementation plan. In-depth reviews of a significant portion of commercial contracts have been completed, additional contracts are presently being reviewed and changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. We currently anticipate adopting the standard effective January 1, 2018, using the full retrospective method such that each prior reporting period reflects the new standard. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$22,299	$37,278
Accrued interest	15,721	26,543
Accrued network payables	14,558	13,467
Accrued revenue share expenses	2,990	3,654
Other accrued liabilities	22,254	26,222
Total accrued liabilities	$77,822	$107,164

5. Debt and Credit Facilities

Our total outstanding debt as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$889,976	$891,057
Original issue discount	(4,171)	(4,644)
Deferred financing costs	(9,778)	(10,849)
Tranche B Term Loans, due 2019	662,396	663,200
Original issue discount	(1,252)	(1,398)
Deferred financing costs	(9,027)	(10,081)
Senior Notes:
Syniverse Notes	105,453	475,000
Deferred financing costs	(1,353)	(6,836)
SFHC Notes	369,547	—
Deferred financing costs	(5,069)	—
Total Debt and Credit Facilities	1,996,722	1,995,449
Less: Current portion
Long-term debt, current portion	$—	$(1,885)
Original issue discount, current portion	—	7
Deferred financing costs, current portion	—	25
Total current portion of long-term debt	$—	$(1,853)
Long-term debt	$1,996,722	$1,993,596

Amortization of original issue discount and deferred financing costs for the three months ended March 31, 2017 and 2016 was $3.2 million and $3.4 million, respectively, and was related to our Senior Credit Facility (as defined below) and our Senior Notes (as defined below) and were recorded in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. As of March 31, 2017, there were no amounts outstanding under the Revolving Credit Facility.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment to the Credit Agreement.

On April 15, 2016, we made principal payments of approximately $36.2 million toward the Initial Term Loans and Tranche B Term Loans as required pursuant to the Excess Cash Flow provision of the Credit Agreement.

On March 24, 2017, we made principal payments of approximately $1.9 million toward the Initial Term Loans and Tranche B Term Loans as required pursuant to the Excess Cash Flow provision of the Credit Agreement. Commencing on December 31, 2018, our Initial Term Loans and Tranche B Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at the final maturity.

On April 14, 2017, we entered into an amendment (the “Amendment”) to the Credit Agreement governing our Revolving Credit Facility to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments to the earlier of (x) January 15, 2019 and (y) the date of termination in whole of the revolving credit commitments, the letter of credit sublimit, and the swing line facility; provided that (1) in the event that more than $50 million of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of the Syniverse Notes (the “First Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the First Revolver Springing Maturity Date and (2) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of such refinancing indebtedness (the “Second Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the earlier of the Second Revolver Springing Maturity Date and January 15, 2019, (ii) make certain modifications to the financial maintenance covenant, including, among other things, by increasing the financial maintenance covenant level for so long as certain conditions such as, for example, conditions limiting usage of certain negative covenant baskets, are satisfied and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%.  In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million. Pursuant to the Amendment and subject to the aforementioned conditions, the financial maintenance covenant has been modified to require that our consolidated senior secured debt ratio, as of March 31, 2017, June 30, 2017 and September 30, 2017, be less than or equal to 6.25:1.00, as of December 31, 2017 and March 31, 2018 be less than or equal to 6.00:1.00 and, as of June 30, 2018 and the end of each fiscal quarter ended thereafter be less than or equal to 5.75:1.00.

The financial maintenance covenant, as amended by the Amendment, is tested only for the benefit of the Revolving Credit Facility lenders and is required to be tested only (i) when, at the end of any fiscal quarter, any revolving credit loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10 million and any letters of credit which are cash collateralized to at least 105% of their maximum stated amount) are outstanding, (ii) upon an extension of credit under the Credit Agreement in the form of the making of a revolving credit loan or a swing line loan, or the issuance of a letter of credit and (iii) if certain financial maintenance covenant conditions are not satisfied.

Senior Notes

SFHC Notes

On January 11, 2017, Syniverse Foreign Holdings Corporation (“SFHC”), our wholly-owned subsidiary, completed its offer to exchange (the “Exchange Offer”) the Syniverse Notes for new senior unsecured notes issued by SFHC bearing interest at 9.125% per annum that will mature on January 15, 2022 (the “SFHC Notes” and, together with the “Syniverse Notes”, the “Senior Notes”). Interest on the notes is paid on January 15 and July 15 of each year. Pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were canceled.

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

The SFHC Notes are guaranteed on a senior basis by Syniverse and the subsidiary guarantors that guarantee the Senior Credit Facility and the Syniverse Notes (the “Subsidiary Guarantors”). The right of noteholders to receive payment on the SFHC Notes is effectively subordinated to the rights of any future secured creditors of SFHC.

The SFHC Notes contain customary negative covenants including, but not limited to, (i) restrictions on SFHC’s and its restricted subsidiaries’ ability to merge and consolidate, sell, transfer or otherwise dispose of assets, incur additional debt or issue certain preferred shares, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends on or make other distributions in respect of SFHC’s capital stock or make other restricted payments, enter into certain transactions with affiliates or designate SFHC’s subsidiaries as unrestricted, subject to certain exceptions, and (ii) restrictions on Syniverse’s and its restricted subsidiaries’ (other than SFHC and its restricted subsidiaries) ability to merge and consolidate, sell, transfer or otherwise dispose of assets, make acquisitions, loans, advances or investments, pay dividends on or make other distributions in respect of Syniverse’s capital stock or make other restricted payments or designate Syniverse’s subsidiaries as unrestricted, subject to certain exceptions.

We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the period ended March 31, 2017 which was recorded in Interest expense in the unaudited condensed consolidated statements of operations.

Syniverse Notes

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Syniverse Notes”). Interest on the notes is paid on January 15 and July 15 of each year.

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

The Syniverse Notes contain customary negative covenants including, but not limited to, restrictions on our and our restricted subsidiaries’ ability to merge and consolidate, sell, transfer or otherwise dispose of assets, incur additional debt or issue certain preferred shares, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends on or make other distributions in respect of Syniverse’s capital stock or make other restricted payments or enter into certain transactions with affiliates, subject to certain exceptions.

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

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
(in thousands)	(Unaudited)
Cost of operations	$202	$158
Sales and marketing	705	1,252
General and administrative	2,180	2,767
Stock-based compensation	$3,087	$4,177

The following table summarizes our stock option activity under the 2011 Plan for the three months ended March 31, 2017:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	8,952,912	$11.04
Granted	630,000	10.00
Canceled or expired	(1,081,911)	11.65
Outstanding at March 31, 2017	8,501,001	$10.88

The fair value of options granted during the three months ended March 31, 2017 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.01%
Volatility factor	28.40%
Dividend yield	—%
Weighted average expected life of options (in years)	6.25

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the three months ended March 31, 2017:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	2,050,000	$10.59
Granted	190,000	10.00
Vested	(281,000)	11.09
Forfeited	(127,000)	11.15
Outstanding at March 31, 2017	1,832,000	$10.42

7. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the three months ended March 31, 2017:

	December 31, 2016				March 31, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,131	66	(676)	16	$537

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the three months ended March 31, 2017:

	December 31, 2016				March 31, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$6,450	297	(3,892)	52	$2,907
March 2016 Plan	$4,981	1,000	(3,497)	—	$2,484
October 2014 Plan	$3,672	(146)	(3,293)	70	$303
December 2010 Plan	$48	—	—	2	$50
Total	$15,151	1,151	(10,682)	124	$5,744

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $7.1 million which is included in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $4.2 million related to this plan as of March 31, 2017 and anticipate nearly all remaining cash outlays to take place during 2017.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.4 million and contract termination costs of $5.8 million related to the exit of data center leases. We have paid $17.6 million related to this plan as of March 31, 2017 and anticipate nearly all remaining cash outlays to take place during 2017.

In October 2014, we implemented a restructuring plan (the “October 2014 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $13.9 million and contract termination costs of $3.7 million related to the exit of leased facilities, data centers and networking services. We have paid $16.1 million related to this plan as of March 31, 2017 and anticipate nearly all remaining cash outlays to take place during 2017.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2017 and 2016, was a benefit of 27.7% and 67.4%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the establishment of a valuation allowance against the U.S. deferred tax assets.

As of March 31, 2017, we established a full valuation allowance on U.S. net deferred tax assets, after considering the effect of the deferred tax liabilities related to indefinite lived intangible assets. Evaluating the need for a valuation allowance of deferred tax assets requires significant judgment in assessing the likelihood of the realization of those assets. We currently do not believe that it is more likely than not that our net U.S. deferred tax assets will be realized. In making this determination we evaluated both positive and negative evidence. An accumulation of three years of pre-tax losses is considered strong negative evidence in this evaluation. While we believe that positive evidence exists with regards to the realizability of our deferred tax assets, this evidence is not considered sufficient to outweigh the objectively verifiable negative evidence, including the recent history of pre-tax losses.

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

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2017, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three months ended March 31, 2017 and 2016.

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

The carrying value and fair value of our long-term debt, excluding original issue discount and deferred financing costs, as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$889,976	$821,003	$891,057	$788,585
Tranche B Term Loans	662,396	611,060	663,200	583,616
Syniverse Notes	105,453	99,126	475,000	418,000
SFHC Notes	369,547	358,461	—	—

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

11. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2017 and 2016, we recorded $0.7 million and $0.8 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of March 31, 2017, Carlyle held $35.6 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three months ended March 31, 2017 and 2016.

12. Supplemental Consolidating Financial Information

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

The following tables set forth supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows as of and for the period ended March 31, 2017 and consolidating balance sheets as of December 31, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) SFHC and its subsidiaries on a combined basis (the “SFHC Group Non-Guarantors”), (iv) all other direct and indirect subsidiaries of Syniverse on a combined basis (the “Other Non-Guarantors” and, together with the SFHC Group Non-Guarantors, the “Non-Guarantors”), (v) the eliminations necessary to arrive at the information for the total Non-Guarantors on a combined basis, (vi) the Non-Guarantors on a combined basis and (vii) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis and for the period ended March 31, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) the Non-Guarantors and (iv) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis. The supplemental financial information reflects the investment of Syniverse using the equity method of accounting.

The Company is presenting the tables below in order to comply with the covenants contained in the indentures for both the Syniverse Notes and the SFHC Notes.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49,725	$41,290	$4,739	$—	$46,029	$—	$95,754
Accounts receivable, net of allowances	—	123,740	40,327	2,358	—	42,685	—	166,425
Accounts receivable - affiliates	2,059,852	1,515,669	45,526	4,880	(1,766)	48,640	(3,624,161)	—
Income taxes receivable	—	2,234	3,921	1,076	—	4,997	—	7,231
Prepaid and other current assets	370	17,933	8,206	619	—	8,825	—	27,128
Total current assets	2,060,222	1,709,301	139,270	13,672	(1,766)	151,176	(3,624,161)	296,538
Property and equipment, net	—	82,914	21,387	2,189	—	23,576	—	106,490
Capitalized software, net	—	111,367	25,793	352	—	26,145	—	137,512
Goodwill	—	1,922,327	360,338	—	—	360,338	—	2,282,665
Identifiable intangibles, net	—	257,759	46,801	—	—	46,801	—	304,560
Deferred tax assets	78,202	—	1,126	245	—	1,371	(78,202)	1,371
Investment in unconsolidated subsidiaries	—	43,571	3,602	—	—	3,602	—	47,173
Other assets	—	5,125	1,860	233	—	2,093	—	7,218
Investment in subsidiaries	1,922,420	122,806	—	—	—	—	(2,045,226)	—
Total assets	$4,060,844	$4,255,170	$600,177	$16,691	$(1,766)	$615,102	$(5,747,589)	$3,183,527

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$19,730	$6,133	$717	$—	$6,850	$—	$26,580
Accounts payable - affiliates	1,520,063	2,074,660	25,308	5,896	(1,766)	29,438	(3,624,161)	—
Income taxes payable	—	169	1,971	112	—	2,083	—	2,252
Accrued liabilities	8,471	35,909	32,385	1,057	—	33,442	—	77,822
Deferred revenues	—	2,874	1,683	—	—	1,683	—	4,557
Current portion of capital lease obligation	—	10,779	74	6	—	80	—	10,859
Total current liabilities	1,528,534	2,144,121	67,554	7,788	(1,766)	73,576	(3,624,161)	122,070
Long-term liabilities:
Deferred tax liabilities	—	158,339	21,630	1,396	—	23,026	(78,202)	103,163
Long-term capital lease obligation, net of current portion	—	6,596	125	16	—	141	—	6,737
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,632,244	—	364,478	—	—	364,478	—	1,996,722
Other long-term liabilities	—	23,694	24,345	545	—	24,890	—	48,584
Total liabilities	3,160,778	2,332,750	478,132	9,745	(1,766)	486,111	(3,702,363)	2,277,276
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,163,959	1,845,444	227,821	147,792	—	375,613	(2,117,253)	1,267,763
(Accumulated deficit) retained earnings	(262,923)	76,443	—	(146,107)	—	(146,107)	70,904	(261,683)
Accumulated other comprehensive (loss) income	(970)	533	(105,776)	(924)	—	(106,700)	1,123	(106,014)
Total Syniverse, Inc. stockholder equity	900,066	1,922,420	122,045	761	—	122,806	(2,045,226)	900,066
Noncontrolling interest	—	—	—	6,185	—	6,185	—	6,185
Total equity	900,066	1,922,420	122,045	6,946	—	128,991	(2,045,226)	906,251
Total liabilities and stockholder equity	$4,060,844	$4,255,170	$600,177	$16,691	$(1,766)	$615,102	$(5,747,589)	$3,183,527

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$145,033	$37,847	$2,968	$—	$40,815	$—	$185,848
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	79,711	8,103	(1,778)	—	6,325	—	86,036
Sales and marketing	—	12,878	5,011	539	—	5,550	—	18,428
General and administrative	—	16,678	7,537	1,555	—	9,092	—	25,770
Depreciation and amortization	—	39,119	8,201	126	—	8,327	—	47,446
Employee termination benefits	—	—	66	—	—	66	—	66
Restructuring	—	1,343	(192)	—	—	(192)	—	1,151
	—	149,729	28,726	442	—	29,168	—	178,897
Operating (loss) income	—	(4,696)	9,121	2,526	—	11,647	—	6,951
Other income (expense), net:
Income (loss) from equity investment	3,919	(10,805)	—	—	—	—	6,886	—
Interest (expense) income, net	(22,142)	(180)	(17,333)	41	—	(17,292)	—	(39,614)
Interest income (expense) - affiliate	—	10	(10)	—	—	(10)	—	—
Equity income in investee	—	(158)	51	—	—	51	—	(107)
Other, net	(18,138)	17,615	167	77	—	244	—	(279)
	(36,361)	6,482	(17,125)	118	—	(17,007)	6,886	(40,000)
(Loss) income before (benefit from) provision for income taxes	(36,361)	1,786	(8,004)	2,644	—	(5,360)	6,886	(33,049)
(Benefit from) provision for income taxes	(11,699)	(2,133)	3,290	1,396	—	4,686	—	(9,146)
Net (loss) income	(24,662)	3,919	(11,294)	1,248	—	(10,046)	6,886	(23,903)
Net income attributable to noncontrolling interest	—	—	—	759	—	759	—	759
Net (loss) income attributable to Syniverse, Inc.	$(24,662)	$3,919	$(11,294)	$489	$—	$(10,805)	$6,886	$(24,662)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non- Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,662)	$3,919	$(11,294)	$1,248	$—	$(10,046)	$6,886	$(23,903)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	13,602	594	—	14,196	—	14,196
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $25	—	—	56	—	—	56	—	56
Other comprehensive income	—	—	13,658	594	—	14,252	—	14,252
Comprehensive (loss) income	(24,662)	3,919	2,364	1,842	—	4,206	6,886	(9,651)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	983	—	983	—	983
Comprehensive (loss) income attributable to Syniverse, Inc.	$(24,662)	$3,919	$2,364	$859	$—	$3,223	$6,886	$(10,634)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	2,961	(17,385)	13,897	(74)	—	13,823	—	(601)
Cash flows from investing activities
Capital expenditures	—	(16,445)	(2,598)	(373)	—	(2,971)	—	(19,416)
Purchase of certificate of deposit	—	—	(3)	—	—	(3)	—	(3)
Receipts on intercompany notes	—	12,000	—	—	—	—	(12,000)	—
Net cash used in investing activities	—	(4,445)	(2,601)	(373)	—	(2,974)	(12,000)	(19,419)
Cash flows from financing activities
Debt modification costs paid	—	(9,722)	—	—	—	—	—	(9,722)
Principal payments on debt	(1,885)	—	—	—	—	—	—	(1,885)
Payments on capital lease obligation	—	(7,366)	(17)	(1)	—	(18)	—	(7,384)
Distribution to Syniverse Corporation	(1,076)	—	—	—	—	—	—	(1,076)
Distribution to noncontrolling interest	—	—	—	(2,311)	—	(2,311)	—	(2,311)
Payments on intercompany notes	—	—	(12,000)	—	—	(12,000)	12,000	—
Net cash (used in) provided by financing activities	(2,961)	(17,088)	(12,017)	(2,312)	—	(14,329)	12,000	(22,378)
Effect of exchange rate changes on cash	—	—	1,698	280	—	1,978	—	1,978
Net (decrease) increase in cash	—	(38,918)	977	(2,479)	—	(1,502)	—	(40,420)
Cash and cash equivalents at beginning of period	—	88,643	40,313	7,218	—	47,531	—	136,174
Cash and cash equivalents at end of period	$—	$49,725	$41,290	$4,739	$—	$46,029	$—	$95,754

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,643	$40,313	$7,218	$—	$47,531	$—	$136,174
Accounts receivable, net of allowances	—	122,479	41,100	2,528	—	43,628	—	166,107
Accounts receivable - affiliates	2,056,771	1,460,905	50,574	4,603	(3,170)	52,007	(3,569,683)	—
Interest receivable - affiliates	—	25	—	—	—	—	(25)	—
Income taxes receivable	—	2,255	5,717	324	—	6,041	—	8,296
Prepaid and other current assets	—	14,378	13,121	891	—	14,012	—	28,390
Total current assets	2,056,771	1,688,685	150,825	15,564	(3,170)	163,219	(3,569,708)	338,967
Property and equipment, net	—	84,771	22,077	1,934	—	24,011	—	108,782
Capitalized software, net	—	116,981	25,985	325	—	26,310	—	143,291
Goodwill	—	1,922,343	350,453	—	—	350,453	—	2,272,796
Identifiable intangibles, net	—	270,900	48,541	—	—	48,541	—	319,441
Long-term note receivable - affiliates	—	12,000	—	—	—	—	(12,000)	—
Deferred tax assets	55,587	—	1,100	238	—	1,338	(55,587)	1,338
Investment in unconsolidated subsidiaries	—	43,730	3,451	—	—	3,451	—	47,181
Other assets	—	6,311	1,760	233	—	1,993	—	8,304
Investment in subsidiaries	2,279,683	484,037	—	—	—	—	(2,763,720)	—
Total assets	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$22,795	$7,178	$584	$—	$7,762	$—	$30,557
Accounts payable - affiliates	1,461,626	2,075,563	30,621	5,043	(3,170)	32,494	(3,569,683)	—
Income taxes payable	—	194	3,897	958	—	4,855	—	5,049
Accrued liabilities	26,277	45,747	32,987	2,153	—	35,140	—	107,164
Accrued interest - affiliates	—	—	25	—	—	25	(25)	—
Deferred revenues	—	1,529	1,485	—	—	1,485	—	3,014
Current portion of capital lease obligation	—	16,279	69	6	—	75	—	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	1,853	—	—	—	—	—	—	1,853
Total current liabilities	1,489,756	2,162,107	76,262	8,744	(3,170)	81,836	(3,569,708)	163,991
Long-term liabilities:
Long-term note payable - affiliates	—	—	12,000	—	—	12,000	(12,000)	—
Deferred tax liabilities	—	158,339	9,978	—	—	9,978	(55,587)	112,730
Long-term capital lease obligation, net of current portion	—	8,209	140	17	—	157	—	8,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,993,596	—	—	—	—	—	—	1,993,596
Other long-term liabilities	—	21,420	23,300	495	—	23,795	—	45,215
Total liabilities	3,483,352	2,350,075	121,680	9,256	(3,170)	127,766	(3,637,295)	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,147,920	2,208,012	339,079	145,716	—	484,795	(2,574,975)	1,265,752
(Accumulated deficit) retained earnings	(238,261)	71,138	262,866	(142,896)	—	119,970	(189,868)	(237,021)
Accumulated other comprehensive (loss) income	(970)	533	(119,433)	(1,295)	—	(120,728)	1,123	(120,042)
Total Syniverse, Inc. stockholder equity	908,689	2,279,683	482,512	1,525	—	484,037	(2,763,720)	908,689
Noncontrolling interest	—	—	—	7,513	—	7,513	—	7,513
Total equity	908,689	2,279,683	482,512	9,038	—	491,550	(2,763,720)	916,202
Total liabilities and stockholder equity	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$151,109	$43,335	$—	$194,444
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	88,582	6,557	—	95,139
Sales and marketing	—	14,067	7,068	—	21,135
General and administrative	—	21,431	10,357	—	31,788
Depreciation and amortization	—	41,763	8,967	—	50,730
Employee termination benefits	—	—	15	—	15
Restructuring	—	9,401	4,092	—	13,493
	—	175,244	37,056	—	212,300
Operating (loss) income	—	(24,135)	6,279	—	(17,856)
Other income (expense), net:
(Loss) income from equity investment	(8,562)	(45,656)	—	54,218	—
Interest expense, net	(30,580)	(240)	163	—	(30,657)
Interest expense - affiliate, net	48	—	(48)	—	—
Equity income in investee	—	—	66	—	66
Other, net	(14,775)	15,158	(440)	—	(57)
	(53,869)	(30,738)	(259)	54,218	(30,648)
(Loss) income before (benefit from) provision for income taxes	(53,869)	(54,873)	6,020	54,218	(48,504)
(Benefit from) provision for income taxes	(37,627)	(46,311)	51,223	—	(32,715)
Net (loss) income	(16,242)	(8,562)	(45,203)	54,218	(15,789)
Net income attributable to noncontrolling interest	—	—	—	453	453
Net (loss) income attributable to Syniverse, Inc.	$(16,242)	$(8,562)	$(45,203)	$53,765	$(16,242)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(16,242)	$(8,562)	$(45,203)	$54,218	$(15,789)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $70	—	—	9,781	—	9,781
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $20	—	—	46	—	46
Other comprehensive income	—	—	9,827	—	9,827
Comprehensive (loss) income	(16,242)	(8,562)	(35,376)	54,218	(5,962)
Less: comprehensive loss attributable to noncontrolling interest	—	—	—	427	427
Comprehensive (loss) income attributable to Syniverse, Inc.	$(16,242)	$(8,562)	$(35,376)	$53,791	$(6,389)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	26	(22,812)	18,986	—	(3,800)
Cash flows from investing activities
Capital expenditures	—	(12,052)	(3,093)	—	(15,145)
Net cash used in investing activities	—	(12,052)	(3,093)	—	(15,145)
Cash flows from financing activities
Payments on capital lease obligation	—	(5,898)	(17)	—	(5,915)
Distribution to Syniverse Corporation	(26)	—	—	—	(26)
Distribution to noncontrolling interest	—	—	(1,520)	—	(1,520)
Net cash used in financing activities	(26)	(5,898)	(1,537)	—	(7,461)
Effect of exchange rate changes on cash	—	—	(663)	—	(663)
Net (decrease) increase in cash	—	(40,762)	13,693	—	(27,069)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$38,823	$100,689	$—	$139,512

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
Our diverse customer base includes a broad range of participants in the mobile ecosystem, including over 900 MNOs and 450 OTTs and enterprises. Our customers include 99 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 5 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and 2 multinational hotel brands.
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

Executive Overview
Financial Highlights
Revenues decreased $8.6 million, or 4.4%, to $185.8 million for the three months ended March 31, 2017, from $194.4 million for the same period in 2016. Operating income increased $24.8 million to income of $7.0 million for the three months ended March 31, 2017 from a loss of $17.9 million for the same period in 2016. Net loss increased $8.1 million to a loss of $23.9 million for the three months ended March 31, 2017 from a loss of $15.8 million for the same period in 2016. Net loss for the three months ended March 31, 2017 includes a decrease in benefit from income taxes of $23.6 million. Adjusted EBITDA increased $6.6 million, or 11.7%, to $62.5 million for the three months ended March 31, 2017 from $55.9 million for the same period in 2016. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

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

•	Employee termination benefits represents benefit costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

Results of Operations - Three Months Ended March 31, 2017 and 2016

The following table presents an overview of our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Three Months Ended March 31,
		% of		% of	2017 compared to 2016
(in thousands)	2017	Revenues	2016	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$150,286	80.9%	$162,066	83.3%	$(11,780)	(7.3)%
Enterprise & Intelligence Solutions	35,562	19.1%	32,378	16.7%	3,184	9.8%
Revenues	185,848	100.0%	194,444	100.0%	(8,596)	(4.4)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	86,036	46.3%	95,139	48.9%	(9,103)	(9.6)%
Sales and marketing	18,428	9.9%	21,135	10.9%	(2,707)	(12.8)%
General and administrative	25,770	13.9%	31,788	16.3%	(6,018)	(18.9)%
Depreciation and amortization	47,446	25.5%	50,730	26.1%	(3,284)	(6.5)%
Employee termination benefits	66	—%	15	—%	51	340.0%
Restructuring charges	1,151	0.6%	13,493	6.9%	(12,342)	(91.5)%
	178,897	96.3%	212,300	109.2%	(33,403)	(15.7)%
Operating income (loss)	6,951	3.7%	(17,856)	(9.2)%	24,807	(138.9)%
Other income (expense), net:
Interest expense, net	(39,614)	(21.3)%	(30,657)	(15.8)%	(8,957)	29.2%
Equity (loss) income in investees	(107)	(0.1)%	66	—%	(173)	(262.1)%
Other, net	(279)	(0.2)%	(57)	—%	(222)	389.5%
	(40,000)	(21.5)%	(30,648)	(15.8)%	(9,352)	30.5%
Loss before benefit from income taxes	(33,049)	(17.8)%	(48,504)	(24.9)%	15,455	(31.9)%
Benefit from income taxes	(9,146)	(4.9)%	(32,715)	(16.8)%	23,569	(72.0)%
Net loss	$(23,903)	(12.9)%	$(15,789)	(8.1)%	$(8,114)	51.4%

Revenues

Revenues decreased $8.6 million, or 4.4%, to $185.8 million for the three months ended March 31, 2017 from $194.4 million for the same period in 2016. Foreign currency translation contributed $0.7 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $11.8 million, or 7.3%, to $150.3 million for the three months ended March 31, 2017 from $162.1 million for the same period in 2016. Foreign currency translation contributed $0.5 million to the decline in revenue. The balance of the decline was primarily attributable to declines driven by volume reductions across our CDMA clearing and settlement and signaling portfolio totaling $12.2 million. Revenue from our GSM portfolio declined slightly, as competitive pricing pressure in our clearing and settlement suite was substantially offset by growth in GSM signaling.

We also experienced small declines in certain lower margin non-strategic services that management has decided to de-emphasize. These declines were partially offset by nearly 20 percent growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as growth within our policy and charging solutions. Our LTE-based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $3.2 million, or 9.8%, to $35.6 million for the three months ended March 31, 2017 from $32.4 million for the same period in 2016. The increase was driven by a combination of volume growth in our Enterprise A2P messaging services, growth in revenue from mobile intelligence services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $33.4 million to $178.9 million for the three months ended March 31, 2017 from $212.3 million for the same period in 2016. Included in costs and expenses for the three months ended March 31, 2016 was a $13.5 million charge related to the implementation of the March 2016 restructuring plans. Foreign currency translation contributed $1.2 million to the decline.

Cost of operations decreased $9.1 million to $86.0 million for the three months ended March 31, 2017 from $95.1 million for the same period in 2016. The table below summarizes our cost of operations by category:

	Three Months Ended March 31,		2017 compared to 2016
(in thousands)	2017	2016	$ change	% change
Cost of Operations:
Headcount and related costs	$21,675	$28,019	$(6,344)	(22.6)%
Variable costs	32,104	29,572	2,532	8.6%
Data processing, hosting and support costs	17,490	19,735	(2,245)	(11.4)%
Network costs	11,125	12,655	(1,530)	(12.1)%
Other operating related costs	3,642	5,158	(1,516)	(29.4)%
Cost of Operations	$86,036	$95,139	$(9,103)	(9.6)%

The decrease in headcount and related costs for the three months ended March 31, 2017 was driven by a reduction in headcount resulting from our March 2016 and December 2016 restructuring plans and lower variable compensation costs.

Variable costs increased $2.5 million for the three months ended March 31, 2017 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the three months ended March 31, 2017 were generally lower as a result of lower professional fees associated with our data center migrations and lower data center and network circuit costs as a result of our cost savings initiatives.

As a percentage of revenues, cost of operations was 46.3% and 48.9% for the three months ended March 31, 2017 and 2016, respectively.

Sales and marketing expense decreased $2.7 million to $18.4 million for the three months ended March 31, 2017 from $21.1 million for the same period in 2016. The decrease in sales and marketing expense was due primarily to lower headcount resulting from our March 2016 and December 2016 restructuring plans and lower variable compensation. As a percentage of revenues, sales and marketing expense was 9.9% and 10.9% for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expense decreased $6.0 million to $25.8 million for the three months ended March 31, 2017 from $31.8 million for the same period in 2016. The decrease in general and administrative expense was due primarily to lower headcount related costs resulting from our March 2016 and December 2016 restructuring plans. As a percentage of revenues, general and administrative expense was 13.9% and 16.3% for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization expense decreased $3.3 million to $47.4 million for the three months ended March 31, 2017 from $50.7 million for the same period in 2016. The decrease was primarily driven by $2.9 million of lower amortization of intangible assets resulting from the pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH Acquisitions.

Restructuring expense decreased $12.3 million to $1.2 million for the three months ended March 31, 2017 from $13.5 million for the same period in 2016. The decrease was primarily driven by severance costs related to the March 2016 restructuring plan. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $9.0 million to $39.6 million for the three months ended March 31, 2017 from $30.7 million for the same period in 2016. The increase was due primarily to debt modification costs associated with the Exchange Offer completed in January 2017, partially offset by lower interest on the Initial Term Loans and the Tranche B Term Loans as a result of our debt payment in April 2016.

Benefit from Income Taxes

We recorded an income tax benefit of $9.1 million for the three months ended March 31, 2017, compared to a benefit of $32.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, the effective tax rate was a benefit of 27.7% and 67.4%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the establishment of a valuation allowance against the U.S. deferred tax assets.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility and we believe that we have sufficient liquidity to meet currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below) we are required to make a mandatory principal payment on our Senior Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of March 31, 2017 approximately 48% of our cash and cash equivalents were held by our foreign subsidiaries. Our Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

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

We believe that our cash on hand, together with cash flow from operations and our revolving credit facility will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $95.8 million at March 31, 2017 as compared to $136.2 million at December 31, 2016. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(601)	$(3,800)
Net cash used in investing activities	(19,419)	(15,145)
Net cash used in financing activities	(22,378)	(7,461)
Effect of exchange rate changes on cash	1,978	(663)
Net decrease in cash and cash equivalents	$(40,420)	$(27,069)

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2017, as compared to $3.8 million for the three months ended March 31, 2016. The decrease was primarily due to:

•	improved operating results;

•	lower payments for professional fees associated with data center migrations; and

•	timing of payments to vendors.

These decreases were partially offset by:

•	increased payments for restructuring; and

•	increased working capital usage associated with accounts receivable.

Net cash used in investing activities was $19.4 million for the three months ended March 31, 2017, as compared to $15.1 million for the three months ended March 31, 2016. The increase was driven by increased capital expenditures of $4.3 million primarily due to investments in security and network infrastructure to enhance our platform, partially offset by lower data center migration capital expenditures.

Net cash used in financing activities was $22.4 million for the three months ended March 31, 2017 as compared to $7.5 million for the three months ended March 31, 2016. The increase was due to:

•	payment of debt modification costs of $9.7 million during 2017 in connection with the Exchange Offer;

•	increase in debt repayments of $1.9 million during 2017;

•	increased payments on capital lease obligations of $1.5 million in 2017 as compared to 2016; and

•	distributions to Syniverse Corporation of $1.1 million in 2017 due to share repurchases in connection with share-based compensation.

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

On March 24, 2017, we made principal payments of approximately $1.9 million toward the Initial Term Loans and Tranche B Term Loans as required pursuant to the Excess Cash Flow provision of the Credit Agreement. Commencing on December 31, 2018, our Initial Term Loans and Tranche B Term Loans will resume amortizing in quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at the final maturity.
As of March 31, 2017, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $890.0 million and $662.4 million, respectively. At March 31, 2017, the applicable interest rate were 4.04% and 4.15% on the Initial Term Loans and the Tranche B Term Loans, respectively, based on the Eurodollar rate loan option.

On April 14, 2017, we entered into an amendment (the “Amendment”) to the Credit Agreement governing our Revolving Credit Facility to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments to the earlier of (x) January 15, 2019 and (y) the date of termination in whole of the revolving credit commitments, the letter of credit sublimit, and the swing line facility; provided that (1) in the event that more than $50 million of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of the Syniverse Notes (the “First Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the First Revolver Springing Maturity Date and (2) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of such refinancing indebtedness (the “Second Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the earlier of the Second Revolver Springing Maturity Date and January 15, 2019, (ii) make certain modifications to the financial maintenance covenant, including, among other things, by increasing the financial maintenance covenant level for so long as certain conditions such as, for example, conditions limiting usage of certain negative covenant baskets, are satisfied and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%.  In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million. Pursuant to the Amendment and subject to the aforementioned conditions, the financial maintenance covenant has been modified to require that our consolidated senior secured debt ratio, as of March 31, 2017, June 30, 2017 and September 30, 2017, be less than or equal to 6.25:1.00, as of December 31, 2017 and March 31, 2018 be less than or equal to 6.00:1.00 and, as of June 30, 2018 and the end of each fiscal quarter ended thereafter be less than or equal to 5.75:1.00.

The financial maintenance covenant, as amended by the Amendment, is tested only for the benefit of the Revolving Credit Facility lenders and is required to be tested only (i) when, at the end of any fiscal quarter, any revolving credit loans, any swing line loans or any letter of credit obligations (excluding letter of credit obligations not in excess of $10 million and any letters of credit which are cash collateralized to at least 105% of their maximum stated amount) are outstanding, (ii) upon an extension of credit under the Credit Agreement in the form of the making of a revolving credit loan or a swing line loan, or the issuance of a letter of credit and (iii) if certain financial maintenance covenant conditions are not satisfied. As of March 31, 2017, there were no amounts outstanding under the Revolving Credit Facility.

Senior Notes

SFHC Notes

On January 11, 2017, pursuant to the Exchange Offer, SFHC, our wholly-owned subsidiary, issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were canceled.

The SFHC Notes are guaranteed on a senior basis by Syniverse and the subsidiary guarantors that guarantee the Senior Credit Facility and the Syniverse Notes (the “Subsidiary Guarantors”). The right of noteholders to receive payment on the SFHC Notes is effectively subordinated to the rights of any future secured creditors of SFHC.

The SFHC Notes contain customary negative covenants including, but not limited to, (i) restrictions on SFHC’s and its restricted subsidiaries’ ability to merge and consolidate, sell, transfer or otherwise dispose of assets, incur additional debt or issue certain preferred shares, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends on or make other distributions in respect of SFHC’s capital stock or make other restricted payments, enter into certain transactions with affiliates or designate SFHC’s subsidiaries as unrestricted, subject to certain exceptions, and (ii) restrictions on Syniverse’s and its restricted subsidiaries’ (other than SFHC and its restricted subsidiaries) ability to merge and consolidate, sell, transfer or otherwise dispose of assets, make acquisitions, loans, advances or investments, pay dividends on or make other distributions in respect of Syniverse’s capital stock or make other restricted payments or designate Syniverse’s subsidiaries as unrestricted, subject to certain exceptions.

We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the period ended March 31, 2017 which was recorded in Interest expense in the unaudited condensed consolidated statements of operations.

Syniverse Notes

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

The Syniverse Notes contain customary negative covenants including, but not limited to, restrictions on our and our restricted subsidiaries’ ability to merge and consolidate, sell, transfer or otherwise dispose of assets, incur additional debt or issue certain preferred shares, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends on or make other distributions in respect of Syniverse’s capital stock or make other restricted payments or enter into certain transactions with affiliates, subject to certain exceptions.

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
Adjusted EBITDA, Free Cash Flow and SFHC Adjusted EDITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, some of the limitations of Adjusted EBITDA are as follows:

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
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation to Adjusted EBITDA
Net loss	$(23,903)	$(15,789)
Equity income in investees	—	66
Other expense, net	40,000	30,648
Benefit from income taxes	(9,146)	(32,715)
Depreciation and amortization	47,446	50,730
Employee termination benefits (a)	66	15
Restructuring (b)	1,151	13,493
Non-cash stock-based compensation (c)	3,087	4,177
Business development, integration and other expenses (d)	3,047	4,506
Consulting fee and related expenses (e)	720	771
Adjusted EBITDA	$62,468	$55,902

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs, and certain data center migration costs.

(e)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is defined as net cash used in operating activities less capital expenditures.
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

A reconciliation of Syniverse Holdings, Inc. net cash used in operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation to Free Cash Flow
Net cash used in operating activities	$(601)	$(3,800)
Capital expenditures	(19,416)	(15,145)
Free Cash Flow	$(20,017)	$(18,945)

SFHC Adjusted EBITDA is determined by adding the following items to SFHC net loss: other expense, net, excluding the impact of equity income in investees; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation; business development, integration and other expenses. SFHC Adjusted EBITDA is a measure used under the indenture that governs the SFHC Notes.

A reconciliation of SFHC net loss, the closest GAAP measure, to SFHC Adjusted EBITDA is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation to SFHC Adjusted EBITDA
SFHC net loss	$(11,294)	(44,535)
Equity income in investees	—	66
Other expense, net	17,125	358
Provision for income taxes	3,290	48,802
Depreciation and amortization	8,201	8,856
Employee termination benefits (a)	66	15
Restructuring (b)	(192)	3,853
Non-cash stock-based compensation (c)	353	305
Business development, integration and other expenses (d)	33	584
SFHC Adjusted EBITDA	$17,582	$18,304

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs and certain data center migration costs.

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $319.1 million and $297.9 million as of March 31, 2017 and December 31, 2016, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2017 and 2016, we recorded $0.7 million and $0.8 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of March 31, 2017, Carlyle held $35.6 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three months ended March 31, 2017 and 2016.

Contractual Obligations

There have been no material changes to our Contractual Obligations disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2016, except as discussed in Note 3. Recent Accounting Pronouncements of our unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Senior Credit Facility. Our Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar rate floor. Under the Senior Credit Facility, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of March 31, 2017. Interest rate changes therefore generally do not affect the fair value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2017, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2017 would have increased or decreased our revenues and net loss by approximately $3.4 million and $0.7 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2017. Based on the evaluation, as of March 31, 2017, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2016 Annual Report on Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

On May 9, we amended our bylaws to increase the maximum size of the board to 12 directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
*3.1	Second amended and restated bylaws of Syniverse Holdings, Inc.
4.1
Indenture, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc. as guarantor, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 9.125% Senior Notes due 2022 (1)

4.2
First Supplemental Indenture, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc., as guarantor, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as Trustee, providing for the issuance of notes in series. (1)

4.3	Form of 9.125% Senior Notes due 2022 (included in Exhibit 4.1 hereto)
4.4
Registration Rights Agreement relating to the 9.125% Senior Notes due 2022, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc., the guarantors party thereto and Goldman, Sachs & Co., as Dealer Manager. (1)

10.1
Fourth Amendment to the Credit Agreement, dated as of April 10, 2017, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (2)

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
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 13, 2017.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 11, 2017.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Date: May 10, 2017

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Second amended and restated bylaws of Syniverse Holdings, Inc.
4.1
Indenture, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc. as guarantor, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 9.125% Senior Notes due 2022 (1)

4.2
First Supplemental Indenture, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc., as guarantor, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as Trustee, providing for the issuance of notes in series. (1)

4.3	Form of 9.125% Senior Notes due 2022 (included in Exhibit 4.1 hereto)
4.4
Registration Rights Agreement relating to the 9.125% Senior Notes due 2022, dated as of January 11, 2017, among Syniverse Foreign Holdings Corporation, Syniverse Holdings, Inc., the guarantors party thereto and Goldman, Sachs & Co., as Dealer Manager. (1)

10.1
Fourth Amendment to the Credit Agreement, dated as of April 10, 2017, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (2)

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
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 13, 2017.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 11, 2017.

*	Filed herewith

**	Furnished herewith