Form 10-Q
period 2017-06-30
SYNIVERSE HOLDINGS INC
filed 2017-08-09
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares of common stock of the registrant outstanding at August 4, 2017 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,892	$136,174
Accounts receivable, net of allowances of $18,633 and $21,650, respectively	166,929	166,107
Income taxes receivable	6,424	8,296
Prepaid and other current assets	32,037	28,390
Total current assets	308,282	338,967
Property and equipment, net	104,577	108,782
Capitalized software, net	127,966	143,291
Goodwill	2,299,069	2,272,796
Identifiable intangibles, net	290,449	319,441
Deferred tax assets	1,388	1,338
Investment in unconsolidated subsidiaries	46,959	47,181
Other assets	6,219	8,304
Total assets	$3,184,909	$3,240,100
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$22,579	$30,557
Income taxes payable	1,678	5,049
Accrued liabilities	86,197	107,164
Deferred revenues	5,698	3,014
Current portion of capital lease obligation	9,737	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	—	1,853
Total current liabilities	125,889	163,991
Long-term liabilities:
Deferred tax liabilities	104,196	112,730
Long-term capital lease obligation, less current portion	7,234	8,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,984,123	1,993,596
Other long-term liabilities	47,664	45,215
Total liabilities	2,269,106	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,271,116	1,265,752
Accumulated deficit	(278,046)	(237,021)
Accumulated other comprehensive loss	(84,097)	(120,042)
Total Syniverse Holdings, Inc. stockholder equity	908,973	908,689
Noncontrolling interest	6,830	7,513
Total equity	915,803	916,202
Total liabilities and stockholder equity	$3,184,909	$3,240,100

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues	$194,507	$197,718	$380,355	$392,162
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88,491	89,527	174,527	184,666
Sales and marketing	18,336	16,724	36,764	37,859
General and administrative	21,468	29,761	47,238	61,549
Depreciation and amortization	47,991	52,507	95,437	103,237
Employee termination benefits	86	979	152	994
Restructuring charges	2,878	(50)	4,029	13,443
	179,250	189,448	358,147	401,748
Operating income (loss)	15,257	8,270	22,208	(9,586)
Other income (expense), net:
Interest expense, net	(30,468)	(31,132)	(70,082)	(61,789)
Gain on early extinguishment of debt, net	362	—	362	—
Equity (loss) income in investees	(407)	25	(514)	91
Other, net	(962)	2,239	(1,241)	2,182
	(31,475)	(28,868)	(71,475)	(59,516)
Loss before benefit from income taxes	(16,218)	(20,598)	(49,267)	(69,102)
Benefit from income taxes	(486)	(5,974)	(9,632)	(38,689)
Net loss	(15,732)	(14,624)	(39,635)	(30,413)
Net income attributable to noncontrolling interest	631	482	1,390	935
Net loss attributable to Syniverse Holdings, Inc.	$(16,363)	$(15,106)	$(41,025)	$(31,348)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net loss	$(15,732)	$(14,624)	$(39,635)	$(30,413)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	21,871	(9,002)	36,067	779
Amortization of unrecognized loss included in net periodic pension cost (2)	59	31	115	77
Other comprehensive income (loss)	21,930	(8,971)	36,182	856
Comprehensive income (loss)	6,198	(23,595)	(3,453)	(29,557)
Less: comprehensive income attributable to noncontrolling interest	644	399	1,627	826
Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$5,554	$(23,994)	$(5,080)	$(30,383)

(1) Foreign currency translation adjustments are shown net of income tax expense of $134 and $204 for the three and six months ended June 30, 2016, respectively.

(2) Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $26 and $51 for the three and six months ended June 30, 2017, respectively, and net of income tax expense of $14 and $34 for the three and six months ended June 30, 2016, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2015	1	$—	$1,250,139	$(169,838)	$(97,586)	$7,134	$989,849
Net (loss) income	—	—	—	(31,348)	—	935	(30,413)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $204	—	—	—	—	888	(109)	779
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $34	—	—	—	—	77	—	77
Stock-based compensation	—	—	9,437	—	—	—	9,437
Distribution to noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Contribution from Syniverse Corporation	—	—	3,478	—	—	—	3,478
Balance, June 30, 2016 (Unaudited)	1	$—	$1,263,054	$(201,186)	$(96,621)	$6,440	$971,687

Balance, December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
Net (loss) income	—	—	—	(41,025)	—	1,390	(39,635)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	35,830	237	36,067
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $51	—	—	—	—	115	—	115
Stock-based compensation	—	—	7,646	—	—	—	7,646
Distribution to noncontrolling interest	—	—	—	—	—	(2,310)	(2,310)
Distribution to Syniverse Corporation	—	—	(2,282)	—	—	—	(2,282)
Balance, June 30, 2017 (Unaudited)	1	$—	$1,271,116	$(278,046)	$(84,097)	$6,830	$915,803

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(39,635)	$(30,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,437	103,237
Amortization of original issue discount and deferred financing costs	6,496	7,606
Allowance for credit memos and uncollectible accounts	5,734	8,730
Deferred income tax benefit	(10,092)	(39,754)
Debt modification costs	9,780	—
Gain on early extinguishment of debt, net	(362)	—
Stock-based compensation	7,646	9,437
Other, net	856	(351)
Changes in operating assets and liabilities:
Accounts receivable	(4,230)	129
Income taxes receivable or payable	(1,675)	(3,694)
Prepaid and other current assets	(7,170)	(4,108)
Accounts payable	(8,837)	(16,613)
Accrued liabilities and deferred revenues	(16,494)	(5,126)
Other assets and other long-term liabilities	2,680	(223)
Net cash provided by operating activities	40,134	28,857
Cash flows from investing activities
Capital expenditures	(34,399)	(31,097)
Investment in unconsolidated subsidiaries	—	(40,192)
Redemption of certificate of deposit	479	209
Net cash used in investing activities	(33,920)	(71,080)
Cash flows from financing activities
Debt issuance costs paid	(690)	—
Debt modification costs paid	(9,768)	—
Principal payments on debt	(17,325)	(36,243)
Payments on capital lease obligations	(10,811)	(8,635)
Distribution to Syniverse Corporation	(2,282)	(1,522)
Distribution to noncontrolling interest	(2,310)	(1,520)
Net cash used in financing activities	(43,186)	(47,920)
Effect of exchange rate changes on cash	3,690	(825)
Net decrease in cash	(33,282)	(90,968)
Cash and cash equivalents at beginning of period	136,174	166,581
Cash and cash equivalents at end of period	$102,892	$75,613

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$5,118	$8,921
Issuance of Syniverse Corporation stock for investment in unconsolidated subsidiaries	$—	$5,000
Supplemental cash flow information
Interest paid	$53,961	$54,611
Income taxes paid	$2,093	$4,759

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
Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 900 MNOs and 450 OTTs and enterprises. Our customers include 98 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 5 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and a multinational hotel brand.
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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consisted of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of June 30, 2017 and December 31, 2016 was $43.1 million and $43.7 million, respectively and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes will partner to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from transactions with Vibes were $0.4 million and $1.0 million during the three and six months ended June 30, 2017, respectively, and $0.1 million for the period from the investment date through June 30, 2016.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $349.3 million and $297.9 million as of June 30, 2017 and December 31, 2016, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill impairment analysis. In connection with our annual goodwill impairment analysis at October 1, 2016, the fair value of our reporting unit was not substantially in excess of its carrying value. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by volume declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not impact Adjusted EBITDA or Free Cash Flow.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia-Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2017 we recorded foreign currency transaction losses of $0.9 million and $1.1 million, respectively. For the three and six months ended June 30, 2016 we recorded foreign currency transaction gains of $2.2 million.

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

Revenues by service offerings were as follows:

	Three Months Ended June 30,
	2017	2016
(in thousands)	(Unaudited)
Mobile Transaction Services	$156,264	$164,510
Enterprise & Intelligence Solutions	38,243	33,208
Revenues	$194,507	$197,718

	Six Months Ended June 30,
	2017	2016
(in thousands)	(Unaudited)
Mobile Transaction Services	$306,550	$326,576
Enterprise & Intelligence Solutions	73,805	65,586
Revenues	$380,355	$392,162

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,
	2017	2016
(in thousands)	(Unaudited)
North America	$115,236	$124,367
Europe, Middle East and Africa	35,198	32,959
Asia Pacific	29,692	29,642
Caribbean and Latin America	14,381	10,750
Revenues	$194,507	$197,718

	Six Months Ended June 30,
	2017	2016
(in thousands)	(Unaudited)
North America	$226,793	$244,220
Europe, Middle East and Africa	66,951	65,695
Asia Pacific	59,394	57,910
Caribbean and Latin America	27,217	24,337
Revenues	$380,355	$392,162

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which is included in the ASC in Topic 718. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. We early adopted this update on June 30, 2017 and will apply the new guidance prospectively to awards modified after the adoption date. The adoption of this update had no impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently finalizing its review of the impact of adopting this new guidance and developing a comprehensive implementation plan. In-depth reviews of a significant portion of commercial contracts have been completed, additional contracts are presently being reviewed and changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. We currently anticipate adopting the standard effective January 1, 2018, using the modified retrospective method such that each prior reporting period will remain unchanged and the new guidance will only affect the current period. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$23,104	$37,278
Accrued interest	26,536	26,543
Accrued network payables	14,623	13,467
Accrued revenue share expenses	3,857	3,654
Other accrued liabilities	18,077	26,222
Total accrued liabilities	$86,197	$107,164

5. Debt and Credit Facilities

Our total outstanding debt was as follows:

	June 30, 2017	December 31, 2016
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$889,976	$891,057
Original issue discount	(3,660)	(4,644)
Deferred financing costs	(8,630)	(10,849)
Tranche B Term Loans, due 2019	662,396	663,200
Original issue discount	(1,109)	(1,398)
Deferred financing costs	(7,993)	(10,081)
Senior Notes:
Syniverse Notes, due 2019	89,453	475,000
Deferred financing costs	(1,000)	(6,836)
SFHC Notes, due 2022	369,547	—
Deferred financing costs	(4,857)	—
Total Debt and Credit Facilities	1,984,123	1,995,449
Less: Current portion
Long-term debt, current portion	$—	$(1,885)
Original issue discount, current portion	—	7
Deferred financing costs, current portion	—	25
Total current portion of long-term debt	$—	$(1,853)
Long-term debt	$1,984,123	$1,993,596

Amortization of original issue discount and deferred financing costs for the three and six months ended June 30, 2017 was $3.3 million and $6.5 million, respectively. Amortization of original issue discount and deferred financing costs for the three and six months ended June 30, 2016 was $4.2 million and $7.6 million, respectively. Amortization is related to our Senior Credit Facility (as defined below) and our Senior Notes (as defined below) and is recorded in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. As of June 30, 2017, there were no amounts outstanding under the Revolving Credit Facility.

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

On April 14, 2017, we entered into an amendment (the “Amendment”) to the Credit Agreement governing our Revolving Credit Facility to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments to the earlier of (x) January 15, 2019 and (y) the date of termination in whole of the revolving credit commitments, the letter of credit sublimit, and the swing line facility; provided that (1) in the event that more than $50 million of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of the Syniverse Notes (the “First Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the First Revolver Springing Maturity Date and (2) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of such refinancing indebtedness (the “Second Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the earlier of the Second Revolver Springing Maturity Date and January 15, 2019, (ii) make certain modifications to the financial maintenance covenant, including, among other things, by increasing the financial maintenance covenant level for so long as certain conditions such as, for example, conditions limiting usage of certain negative covenant baskets, are satisfied and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%.  In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million. Pursuant to the Amendment and subject to the aforementioned conditions, the financial maintenance covenant has been modified to require that our consolidated senior secured debt ratio, as of June 30, 2017 and September 30, 2017, be less than or equal to 6.25:1.00, as of December 31, 2017 and March 31, 2018 be less than or equal to 6.00:1.00 and, as of June 30, 2018 and the end of each fiscal quarter ended thereafter be less than or equal to 5.75:1.00.

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

Senior Notes

SFHC Notes

On January 11, 2017, Syniverse Foreign Holdings Corporation (“SFHC”), our wholly-owned subsidiary, completed its offer to exchange (the “Exchange Offer”) the Syniverse Notes (defined below) for new senior unsecured notes issued by SFHC bearing interest at 9.125% per annum that will mature on January 15, 2022 (the “SFHC Notes” and, together with the Syniverse Notes, the “Senior Notes”). Interest on the SFHC notes is paid on January 15 and July 15 of each year. Pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were cancelled.

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

Syniverse Notes

On December 22, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Syniverse Notes”). Interest on the Syniverse Notes is paid on January 15 and July 15 of each year.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017, we repurchased $16.0 million aggregate principal amount of the Syniverse Notes and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. Following the Exchange Offer and repurchase, $89.5 million aggregate principal of the Syniverse Notes remains outstanding at June 30, 2017.

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

Stock-based compensation expense was as follows:

	Three Months Ended June 30,
	2017	2016
(in thousands)	(Unaudited)
Cost of operations	$218	$178
Sales and marketing	798	1,032
General and administrative	3,543	4,050
Stock-based compensation	$4,559	$5,260

	Six Months Ended June 30,
	2017	2016
(in thousands)	(Unaudited)
Cost of operations	$420	$336
Sales and marketing	1,503	2,284
General and administrative	5,723	6,817
Stock-based compensation	$7,646	$9,437

The following table summarizes our stock option activity under the 2011 Plan for the six months ended June 30, 2017:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	8,952,912	$11.04
Granted	1,110,000	10.00
Cancelled or expired	(1,578,495)	11.57
Outstanding at June 30, 2017	8,484,417	$10.80

The fair value of options granted during the six months ended June 30, 2017 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.01%
Volatility factor	29.21%
Dividend yield	—%
Weighted average expected life of options (in years)	6.25

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the six months ended June 30, 2017:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	2,050,000	$10.59
Granted	375,000	10.00
Vested	(564,500)	11.10
Forfeited	(143,000)	11.08
Outstanding at June 30, 2017	1,717,500	$10.26

7. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the six months ended June 30, 2017:

	December 31, 2016				June 30, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,131	152	(906)	12	$389

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the six months ended June 30, 2017:

	December 31, 2016				June 30, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$6,450	1,986	(5,934)	43	$2,545
March 2016 Plan	$4,981	2,189	(5,232)	—	$1,938
October 2014 Plan	$3,672	(146)	(3,318)	85	$293
December 2010 Plan	$48	—	—	4	$52
Total	$15,151	4,029	(14,484)	132	$4,828

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $8.8 million which is included in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $6.3 million related to this plan as of June 30, 2017 and anticipate all cash outlays to be completed by June 30, 2018.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.3 million and contract termination costs of $7.0 million related to the exit of data center leases. We have paid $19.4 million related to this plan as of June 30, 2017 and anticipate all cash outlays to be completed by June 30, 2018.

In October 2014, we implemented a restructuring plan (the “October 2014 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $13.9 million and contract termination costs of $3.7 million related to the exit of leased facilities, data centers and networking services. We have paid $16.1 million related to this plan as of June 30, 2017 and anticipate all cash outlays to be completed by January 31, 2018.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and six months ended June 30, 2017, was a benefit of 3.0% and 19.6%, respectively. The effective tax rate for the three and six months ended June 30, 2016, was a benefit of 29.0% and 56.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior and current year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets.

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

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of June 30, 2017, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and six months ended June 30, 2017 and 2016.

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

The carrying value and fair value of our long-term debt, excluding original issue discount and deferred financing costs was as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$889,976	$832,128	$891,057	$788,585
Tranche B Term Loans	662,396	619,340	663,200	583,616
Syniverse Notes	89,453	87,217	475,000	418,000
SFHC Notes	369,547	370,471	—	—

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

11. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2017 we recorded $0.8 million and $1.5 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2016 we recorded $0.9 million and $1.7 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of June 30, 2017, Carlyle held $12.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and six months ended June 30, 2017 and 2016.

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

The following tables set forth supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows as of and for the period ended June 30, 2017 and consolidating balance sheets as of December 31, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) SFHC and its subsidiaries on a combined basis (the “SFHC Group Non-Guarantors”), (iv) all other direct and indirect subsidiaries of Syniverse on a combined basis (the “Other Non-Guarantors” and, together with the SFHC Group Non-Guarantors, the “Non-Guarantors”), (v) the eliminations necessary to arrive at the information for the total Non-Guarantors on a combined basis, (vi) the Non-Guarantors on a combined basis and (vii) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis and for the period ended June 30, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) the Non-Guarantors and (iv) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis. The supplemental financial information reflects the investment of Syniverse using the equity method of accounting.

The Company is presenting the tables below in order to comply with the covenants contained in the indentures for both the Syniverse Notes and the SFHC Notes.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,142	$39,796	$6,954	$—	$46,750	$—	$102,892
Accounts receivable, net of allowances	—	122,678	42,465	1,786	—	44,251	—	166,929
Accounts receivable - affiliates	2,064,565	1,588,085	50,801	5,100	(1,733)	54,168	(3,706,818)	—
Income taxes receivable	—	354	4,367	1,703	—	6,070	—	6,424
Prepaid and other current assets	653	22,007	8,577	800	—	9,377	—	32,037
Total current assets	2,065,218	1,789,266	146,006	16,343	(1,733)	160,616	(3,706,818)	308,282
Property and equipment, net	—	80,137	21,826	2,614	—	24,440	—	104,577
Capitalized software, net	—	101,699	25,961	306	—	26,267	—	127,966
Goodwill	—	1,922,343	376,726	—	—	376,726	—	2,299,069
Identifiable intangibles, net	—	244,617	45,832	—	—	45,832	—	290,449
Deferred tax assets	83,802	—	1,146	242	—	1,388	(83,802)	1,388
Investment in unconsolidated subsidiaries	—	43,098	3,861	—	—	3,861	—	46,959
Other assets	354	3,534	2,097	234	—	2,331	—	6,219
Investment in subsidiaries	1,977,635	129,531	—	—	—	—	(2,107,166)	—
Total assets	$4,127,009	$4,314,225	$623,455	$19,739	$(1,733)	$641,461	$(5,897,786)	$3,184,909

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$16,255	$5,609	$715	$—	$6,324	$—	$22,579
Accounts payable - affiliates	1,588,158	2,084,367	30,585	5,441	(1,733)	34,293	(3,706,818)	—
Income taxes payable	—	—	1,624	54	—	1,678	—	1,678
Accrued liabilities	10,445	36,378	38,094	1,280	—	39,374	—	86,197
Deferred revenues	—	3,438	2,260	—	—	2,260	—	5,698
Current portion of capital lease obligation	—	9,653	78	6	—	84	—	9,737
Total current liabilities	1,598,603	2,150,091	78,250	7,496	(1,733)	84,013	(3,706,818)	125,889
Long-term liabilities:
Deferred tax liabilities	—	158,340	27,807	1,851	—	29,658	(83,802)	104,196
Long-term capital lease obligation, net of current portion	—	7,106	114	14	—	128	—	7,234
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,619,433	—	364,690	—	—	364,690	—	1,984,123
Other long-term liabilities	—	21,053	26,039	572	—	26,611	—	47,664
Total liabilities	3,218,036	2,336,590	496,900	9,933	(1,733)	505,100	(3,790,620)	2,269,106
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,189,229	1,867,005	210,667	148,730	—	359,397	(2,144,515)	1,271,116
(Accumulated deficit) retained earnings	(279,286)	110,097	—	(145,083)	—	(145,083)	36,226	(278,046)
Accumulated other comprehensive (loss) income	(970)	533	(84,112)	(671)	—	(84,783)	1,123	(84,097)
Total Syniverse, Inc. stockholder equity	908,973	1,977,635	126,555	2,976	—	129,531	(2,107,166)	908,973
Noncontrolling interest	—	—	—	6,830	—	6,830	—	6,830
Total equity	908,973	1,977,635	126,555	9,806	—	136,361	(2,107,166)	915,803
Total liabilities and stockholder equity	$4,127,009	$4,314,225	$623,455	$19,739	$(1,733)	$641,461	$(5,897,786)	$3,184,909

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$151,203	$40,709	$2,595	$43,304	$—	$194,507
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	81,896	8,498	(1,903)	6,595	—	88,491
Sales and marketing	—	12,700	5,000	636	5,636	—	18,336
General and administrative	—	16,243	3,678	1,547	5,225	—	21,468
Depreciation and amortization	—	39,107	8,717	167	8,884	—	47,991
Employee termination benefits	—	(31)	117	—	117	—	86
Restructuring	—	2,475	403	—	403	—	2,878
	—	152,390	26,413	447	26,860	—	179,250
Operating (loss) income	—	(1,187)	14,296	2,148	16,444	—	15,257
Other income (expense), net:
Income (loss) from equity investment	33,652	1,038	—	—	—	(34,690)	—
Interest (expense) income, net	(21,712)	(162)	(8,621)	27	(8,594)	—	(30,468)
Interest income (expense) - affiliate	—	—	—	—	—	—	—
Gain on early extinguishment of debt, net	362	—	—	—	—	—	362
Equity income in investee	—	(474)	67	—	67	—	(407)
Other, net	(33,910)	33,801	(787)	(66)	(853)	—	(962)
	(21,608)	34,203	(9,341)	(39)	(9,380)	(34,690)	(31,475)
(Loss) income before (benefit from) provision for income taxes	(21,608)	33,016	4,955	2,109	7,064	(34,690)	(16,218)
(Benefit from) provision for income taxes	(5,245)	(636)	4,938	457	5,395	—	(486)
Net (loss) income	(16,363)	33,652	17	1,652	1,669	(34,690)	(15,732)
Net income attributable to noncontrolling interest	—	—	—	631	631	—	631
Net (loss) income attributable to Syniverse, Inc.	$(16,363)	$33,652	$17	$1,021	$1,038	$(34,690)	$(16,363)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non- Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(16,363)	$33,652	$17	$1,652	$1,669	$(34,690)	$(15,732)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	21,604	267	21,871	—	21,871
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $26	—	—	59	—	59	—	59
Other comprehensive income	—	—	21,663	267	21,930	—	21,930
Comprehensive (loss) income	(16,363)	33,652	21,680	1,919	23,599	(34,690)	6,198
Less: comprehensive income attributable to noncontrolling interest	—	—	—	644	644	—	644
Comprehensive (loss) income attributable to Syniverse, Inc.	$(16,363)	$33,652	$21,680	$1,275	$22,955	$(34,690)	$5,554

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$296,236	$78,556	$5,563	$84,119	$—	$380,355
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	161,607	16,601	(3,681)	12,920	—	174,527
Sales and marketing	—	25,579	10,012	1,173	11,185	—	36,764
General and administrative	—	32,921	11,215	3,102	14,317	—	47,238
Depreciation and amortization	—	78,226	16,918	293	17,211	—	95,437
Employee termination benefits	—	(31)	183	—	183	—	152
Restructuring	—	3,818	211	—	211	—	4,029
	—	302,120	55,140	887	56,027	—	358,147
Operating (loss) income	—	(5,884)	23,416	4,676	28,092	—	22,208
Other income (expense), net:
Income (loss) from equity investment	37,571	(9,765)	—	—	—	(27,806)	—
Interest expense, net	(43,854)	(341)	(25,955)	68	(25,887)	—	(70,082)
Interest expense - affiliate, net	—	10	(10)	—	(10)	—	—
Gain on early extinguishment of debt, net	362	—	—	—	—	—	362
Equity income in investee	—	(632)	118	—	118	—	(514)
Other, net	(52,048)	51,415	(619)	11	(608)	—	(1,241)
	(57,969)	40,687	(26,466)	79	(26,387)	(27,806)	(71,475)
(Loss) income before (benefit from) provision for income taxes	(57,969)	34,803	(3,050)	4,755	1,705	(27,806)	(49,267)
(Benefit from) provision for income taxes	(16,944)	(2,768)	8,228	1,852	10,080	—	(9,632)
Net (loss) income	(41,025)	37,571	(11,278)	2,903	(8,375)	(27,806)	(39,635)
Net income attributable to noncontrolling interest	—	—	—	1,390	1,390	—	1,390
Net (loss) income attributable to Syniverse, Inc.	$(41,025)	$37,571	$(11,278)	$1,513	$(9,765)	$(27,806)	$(41,025)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non- Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(41,025)	$37,571	$(11,278)	$2,903	$(8,375)	$(27,806)	$(39,635)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	35,206	861	36,067	—	36,067
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $51	—	—	115	—	115	—	115
Other comprehensive income	—	—	35,321	861	36,182	—	36,182
Comprehensive (loss) income	(41,025)	37,571	24,043	3,764	27,807	(27,806)	(3,453)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	1,627	1,627	—	1,627
Comprehensive (loss) income attributable to Syniverse, Inc.	$(41,025)	$37,571	$24,043	$2,137	$26,180	$(27,806)	$(5,080)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	19,607	(12,512)	31,182	1,857	33,039	—	40,134
Cash flows from investing activities
Capital expenditures	—	(26,977)	(6,506)	(916)	(7,422)	—	(34,399)
Redemption (purchase) of certificate of deposit	—	675	(193)	(3)	(196)	—	479
Capital contribution to subsidiary	—	(453)	—	—	—	453	—
Return of capital from subsidiary	—	16,000	—	—	—	(16,000)	—
Receipts on intercompany notes	—	12,000	—	—	—	(12,000)	—
Net cash (used in) provided by investing activities	—	1,245	(6,699)	(919)	(7,618)	(27,547)	(33,920)
Cash flows from financing activities
Debt issuance costs paid	—	(690)	—	—	—	—	(690)
Debt modification costs paid	—	(9,768)	—	—	—	—	(9,768)
Principal payments on debt	(17,325)	—	—	—	—	—	(17,325)
Payments on capital lease obligation	—	(10,776)	(32)	(3)	(35)	—	(10,811)
Contribution from parent	—	—	—	453	453	(453)	—
Dividends paid	—	—	(16,000)	—	(16,000)	16,000	—
Distribution to Syniverse Corporation	(2,282)	—	—	—	—	—	(2,282)
Distribution to noncontrolling interest	—	—	—	(2,310)	(2,310)	—	(2,310)
Payments on intercompany notes	—	—	(12,000)	—	(12,000)	12,000	—
Net cash (used in) provided by financing activities	(19,607)	(21,234)	(28,032)	(1,860)	(29,892)	27,547	(43,186)
Effect of exchange rate changes on cash	—	—	3,032	658	3,690	—	3,690
Net (decrease) increase in cash	—	(32,501)	(517)	(264)	(781)	—	(33,282)
Cash and cash equivalents at beginning of period	—	88,643	40,313	7,218	47,531	—	136,174
Cash and cash equivalents at end of period	$—	$56,142	$39,796	$6,954	$46,750	$—	$102,892

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,643	$40,313	$7,218	$—	$47,531	$—	$136,174
Accounts receivable, net of allowances	—	122,479	41,100	2,528	—	43,628	—	166,107
Accounts receivable - affiliates	2,056,771	1,460,905	50,574	4,603	(3,170)	52,007	(3,569,683)	—
Interest receivable - affiliates	—	25	—	—	—	—	(25)	—
Income taxes receivable	—	2,255	5,717	324	—	6,041	—	8,296
Prepaid and other current assets	—	14,378	13,121	891	—	14,012	—	28,390
Total current assets	2,056,771	1,688,685	150,825	15,564	(3,170)	163,219	(3,569,708)	338,967
Property and equipment, net	—	84,771	22,077	1,934	—	24,011	—	108,782
Capitalized software, net	—	116,981	25,985	325	—	26,310	—	143,291
Goodwill	—	1,922,343	350,453	—	—	350,453	—	2,272,796
Identifiable intangibles, net	—	270,900	48,541	—	—	48,541	—	319,441
Long-term note receivable - affiliates	—	12,000	—	—	—	—	(12,000)	—
Deferred tax assets	55,587	—	1,100	238	—	1,338	(55,587)	1,338
Investment in unconsolidated subsidiaries	—	43,730	3,451	—	—	3,451	—	47,181
Other assets	—	6,311	1,760	233	—	1,993	—	8,304
Investment in subsidiaries	2,279,683	484,037	—	—	—	—	(2,763,720)	—
Total assets	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$22,795	$7,178	$584	$—	$7,762	$—	$30,557
Accounts payable - affiliates	1,461,626	2,075,563	30,621	5,043	(3,170)	32,494	(3,569,683)	—
Income taxes payable	—	194	3,897	958	—	4,855	—	5,049
Accrued liabilities	26,277	45,747	32,987	2,153	—	35,140	—	107,164
Accrued interest - affiliates	—	—	25	—	—	25	(25)	—
Deferred revenues	—	1,529	1,485	—	—	1,485	—	3,014
Current portion of capital lease obligation	—	16,279	69	6	—	75	—	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	1,853	—	—	—	—	—	—	1,853
Total current liabilities	1,489,756	2,162,107	76,262	8,744	(3,170)	81,836	(3,569,708)	163,991
Long-term liabilities:
Long-term note payable - affiliates	—	—	12,000	—	—	12,000	(12,000)	—
Deferred tax liabilities	—	158,339	9,978	—	—	9,978	(55,587)	112,730
Long-term capital lease obligation, net of current portion	—	8,209	140	17	—	157	—	8,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,993,596	—	—	—	—	—	—	1,993,596
Other long-term liabilities	—	21,420	23,300	495	—	23,795	—	45,215
Total liabilities	3,483,352	2,350,075	121,680	9,256	(3,170)	127,766	(3,637,295)	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,147,920	2,208,012	339,079	145,716	—	484,795	(2,574,975)	1,265,752
(Accumulated deficit) retained earnings	(238,261)	71,138	262,866	(142,896)	—	119,970	(189,868)	(237,021)
Accumulated other comprehensive (loss) income	(970)	533	(119,433)	(1,295)	—	(120,728)	1,123	(120,042)
Total Syniverse, Inc. stockholder equity	908,689	2,279,683	482,512	1,525	—	484,037	(2,763,720)	908,689
Noncontrolling interest	—	—	—	7,513	—	7,513	—	7,513
Total equity	908,689	2,279,683	482,512	9,038	—	491,550	(2,763,720)	916,202
Total liabilities and stockholder equity	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$154,931	$42,787	$—	$197,718
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	81,455	8,072	—	89,527
Sales and marketing	—	10,106	6,618	—	16,724
General and administrative	—	20,017	9,744	—	29,761
Depreciation and amortization	—	42,581	9,926	—	52,507
Employee termination benefits	—	945	34	—	979
Restructuring	—	45	(95)	—	(50)
	—	155,149	34,299	—	189,448
Operating (loss) income	—	(218)	8,488	—	8,270
Other income (expense), net:
(Loss) income from equity investment	(33,315)	(18,657)	—	51,972	—
Interest expense, net	(31,039)	(231)	138	—	(31,132)
Interest expense - affiliate, net	6	—	(6)	—	—
Equity income in investee	—	—	25	—	25
Other, net	8,288	(8,270)	2,221	—	2,239
	(56,060)	(27,158)	2,378	51,972	(28,868)
(Loss) income before (benefit from) provision for income taxes	(56,060)	(27,376)	10,866	51,972	(20,598)
(Benefit from) provision for income taxes	(40,954)	5,939	29,041	—	(5,974)
Net (loss) income	(15,106)	(33,315)	(18,175)	51,972	(14,624)
Net income attributable to noncontrolling interest	—	—	482	—	482
Net (loss) income attributable to Syniverse, Inc.	$(15,106)	$(33,315)	$(18,657)	$51,972	$(15,106)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(15,106)	$(33,315)	$(18,175)	$51,972	$(14,624)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $134	—	—	(9,002)	—	(9,002)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $14	—	—	31	—	31
Other comprehensive loss	—	—	(8,971)	—	(8,971)
Comprehensive (loss) income	(15,106)	(33,315)	(27,146)	51,972	(23,595)
Less: comprehensive income attributable to noncontrolling interest	—	—	399	—	399
Comprehensive (loss) income attributable to Syniverse, Inc.	$(15,106)	$(33,315)	$(27,545)	$51,972	$(23,994)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$306,040	$86,122	$—	$392,162
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	170,037	14,629	—	184,666
Sales and marketing	—	24,173	13,686	—	37,859
General and administrative	—	41,448	20,101	—	61,549
Depreciation and amortization	—	84,344	18,893	—	103,237
Employee termination benefits	—	945	49	—	994
Restructuring	—	9,446	3,997	—	13,443
	—	330,393	71,355	—	401,748
Operating (loss) income	—	(24,353)	14,767	—	(9,586)
Other income (expense), net:
(Loss) income from equity investment	(41,877)	(64,314)	—	106,191	—
Interest expense, net	(61,619)	(469)	299	—	(61,789)
Interest expense - affiliate, net	54	—	(54)	—	—
Equity income in investee	—	—	91	—	91
Other, net	(6,487)	6,888	1,781	—	2,182
	(109,929)	(57,895)	2,117	106,191	(59,516)
(Loss) income before (benefit from) provision for income taxes	(109,929)	(82,248)	16,884	106,191	(69,102)
(Benefit from) provision for income taxes	(78,581)	(40,371)	80,263	—	(38,689)
Net (loss) income	(31,348)	(41,877)	(63,379)	106,191	(30,413)
Net income attributable to noncontrolling interest	—	—	935	—	935
Net (loss) income attributable to Syniverse, Inc.	$(31,348)	$(41,877)	$(64,314)	$106,191	$(31,348)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(31,348)	$(41,877)	$(63,379)	$106,191	$(30,413)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $204	—	—	779	—	779
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $34	—	—	77	—	77
Other comprehensive income	—	—	856	—	856
Comprehensive (loss) income	(31,348)	(41,877)	(62,523)	106,191	(29,557)
Less: comprehensive income attributable to noncontrolling interest	—	—	826	—	826
Comprehensive (loss) income attributable to Syniverse, Inc.	$(31,348)	$(41,877)	$(63,349)	$106,191	$(30,383)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	33,087	23,095	(27,325)	—	28,857
Cash flows from investing activities
Capital expenditures	—	(25,165)	(5,932)	—	(31,097)
Investment in unconsolidated subsidiaries	—	(40,192)	—	—	(40,192)
Redemption of certificate of deposit	—	—	209	—	209
Receipts on intercompany notes	4,917	—	—	(4,917)	—
Net cash provided by (used in) investing activities	4,917	(65,357)	(5,723)	(4,917)	(71,080)
Cash flows from financing activities
Principal payments on debt	(36,243)	—	—	—	(36,243)
Payments on capital lease obligation	—	(8,601)	(34)	—	(8,635)
Distribution to Syniverse Corporation	(1,522)	—	—	—	(1,522)
Distribution to noncontrolling interest	—	—	(1,520)	—	(1,520)
Payments on intercompany notes	—	—	(4,917)	4,917	—
Net cash (used in) provided by financing activities	(37,765)	(8,601)	(6,471)	4,917	(47,920)
Effect of exchange rate changes on cash	(239)	—	(586)	—	(825)
Net decrease in cash	—	(50,863)	(40,105)	—	(90,968)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$28,722	$46,891	$—	$75,613

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
Our diverse customer base includes a broad range of participants in the mobile ecosystem, including approximately 900 MNOs and 450 OTTs and enterprises. Our customers include 98 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 5 largest social networking sites in the U.S. and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and a multinational hotel brand.
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

Executive Overview
Financial Highlights
Revenues decreased $3.2 million, or 1.6%, to $194.5 million for the three months ended June 30, 2017 from $197.7 million for the same period in 2016. Operating income increased $7.0 million to $15.3 million for the three months ended June 30, 2017 from $8.3 million for the same period in 2016. Net loss increased $1.1 million to $15.7 million for the three months ended June 30, 2017 from $14.6 million for the same period in 2016. Net loss for the three months ended June 30, 2017 includes a decrease in benefit from income taxes of $5.5 million. Adjusted EBITDA increased $1.2 million, or 1.6%, to $73.3 million for the three months ended June 30, 2017 from $72.1 million for the same period in 2016. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

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

•	Employee termination benefits represents benefit costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

Results of Operations - Three Months Ended June 30, 2017 and 2016

The following table presents an overview of our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,	% of	Three Months Ended June 30,	% of	2017 compared to 2016
(in thousands)	2017	Revenues	2016	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$156,264	80.3%	$164,510	83.2%	$(8,246)	(5.0)%
Enterprise & Intelligence Solutions	38,243	19.7%	33,208	16.8%	5,035	15.2%
Revenues	194,507	100.0%	197,718	100.0%	(3,211)	(1.6)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	88,491	45.5%	89,527	45.3%	(1,036)	(1.2)%
Sales and marketing	18,336	9.4%	16,724	8.5%	1,612	9.6%
General and administrative	21,468	11.0%	29,761	15.1%	(8,293)	(27.9)%
Depreciation and amortization	47,991	24.7%	52,507	26.6%	(4,516)	(8.6)%
Employee termination benefits	86	—%	979	0.5%	(893)	(91.2)%
Restructuring charges	2,878	1.5%	(50)	—%	2,928	(5,856.0)%
	179,250	92.2%	189,448	95.8%	(10,198)	(5.4)%
Operating income	15,257	7.8%	8,270	4.2%	6,987	84.5%
Other income (expense), net:
Interest expense, net	(30,468)	(15.7)%	(31,132)	(15.7)%	664	(2.1)%
Gain on early extinguishment of debt, net	362	0.2%	—	—%	362	—%
Equity (loss) income in investees	(407)	(0.2)%	25	—%	(432)	(1,728.0)%
Other, net	(962)	(0.5)%	2,239	1.1%	(3,201)	(143.0)%
	(31,475)	(16.2)%	(28,868)	(14.6)%	(2,607)	9.0%
Loss before benefit from income taxes	(16,218)	(8.3)%	(20,598)	(10.4)%	4,380	(21.3)%
Benefit from income taxes	(486)	(0.2)%	(5,974)	(3.0)%	5,488	(91.9)%
Net loss	$(15,732)	(8.1)%	$(14,624)	(7.4)%	$(1,108)	7.6%

Revenues

Revenues decreased $3.2 million, or 1.6%, to $194.5 million for the three months ended June 30, 2017 from $197.7 million for the same period in 2016. Foreign currency translation contributed $0.8 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $8.2 million, or 5.0%, to $156.3 million for the three months ended June 30, 2017 from $164.5 million for the same period in 2016. Foreign currency translation contributed $0.6 million to the decline in revenue. The balance of the decline was primarily attributable to volume reductions across our CDMA clearing and settlement and signaling portfolio totaling $10.9 million. Revenue from our GSM clearing and settlement and signaling portfolio was unchanged. We also experienced small declines in certain lower margin non-strategic services that management has decided to de-emphasize. These declines were partially offset by growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as strong growth within our policy and charging solutions. Our LTE-based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $5.0 million, or 15.2%, to $38.2 million for the three months ended June 30, 2017 from $33.2 million for the same period in 2016. The increase was primarily driven by volume growth in our Enterprise A2P messaging services, as well as organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $10.2 million to $179.3 million for the three months ended June 30, 2017 from $189.4 million for the same period in 2016. Foreign currency translation contributed $0.7 million to the decline.

Cost of operations decreased $1.0 million to $88.5 million for the three months ended June 30, 2017 from $89.5 million for the same period in 2016. The table below summarizes our cost of operations by category:

	Three Months Ended June 30,		2017 compared to 2016
(in thousands)	2017	2016	$ change	% change
Cost of Operations:
Headcount and related costs	$20,835	$23,810	$(2,975)	(12.5)%
Variable costs	35,894	30,803	5,091	16.5%
Data processing, hosting and support costs	17,795	19,531	(1,736)	(8.9)%
Network costs	11,150	11,054	96	0.9%
Other operating related costs	2,817	4,329	(1,512)	(34.9)%
Cost of Operations	$88,491	$89,527	$(1,036)	(1.2)%

The decrease in headcount and related costs for the three months ended June 30, 2017 was driven by a reduction in headcount costs resulting from our December 2016 restructuring plan.

Variable costs increased $5.1 million for the three months ended June 30, 2017 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the three months ended June 30, 2017 were generally lower as a result of lower data center costs and professional fees associated with our data center migrations.

As a percentage of revenues, cost of operations was 45.5% and 45.3% for the three months ended June 30, 2017 and 2016, respectively.

Sales and marketing expense increased $1.6 million to $18.3 million for the three months ended June 30, 2017 from $16.7 million for the same period in 2016. The increase in sales and marketing expense was due primarily to higher professional fees associated with our go-to-market sales and marketing initiatives. As a percentage of revenues, sales and marketing expense was 9.4% and 8.5% for the three months ended June 30, 2017 and 2016, respectively.

General and administrative expense decreased $8.3 million to $21.5 million for the three months ended June 30, 2017 from $29.8 million for the same period in 2016. The decrease in general and administrative expense was due primarily to the favorable outcome of an indirect tax examination in one of our European jurisdictions and lower headcount and related costs. As a percentage of revenues, general and administrative expense was 11.0% and 15.1% for the three months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization expense decreased $4.5 million to $48.0 million for the three months ended June 30, 2017 from $52.5 million for the same period in 2016. The decrease was primarily driven by $3.9 million of lower amortization of intangible assets resulting from the pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH Acquisitions.

Restructuring expense was $2.9 million for the three months ended June 30, 2017. The expense was primarily driven by severance and contract termination costs associated with the migration of certain data centers. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net decreased $0.7 million to $30.5 million for the three months ended June 30, 2017 from $31.1 million for the same period in 2016. The decrease was due primarily to lower interest as a result of our repurchase of $16.0 million aggregate principal amount of the Syniverse Notes in April 2017.

Other, net decreased $3.2 million to a $1.0 million loss for the three months ended June 30, 2017 from a $2.2 million gain for the same period in 2016 primarily due to the strengthening of the Euro value in 2017 and weakening of the pound sterling in June 2016.

Benefit from Income Taxes

We recorded an income tax benefit of $0.5 million for the three months ended June 30, 2017, compared to a benefit of $6.0 million for the three months ended June 30, 2016. During the three months ended June 30, 2017 and 2016, the effective tax rate was a benefit of 3.0% and 29.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior and current year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets.

Results of Operations - Six Months Ended June 30, 2017 and 2016

The following table presents an overview of our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,	% of	Six Months Ended June 30,	% of	2017 compared to 2016
(in thousands)	2017	Revenues	2016	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$306,550	80.6%	$326,576	83.3%	$(20,026)	(6.1)%
Enterprise & Intelligence Solutions	73,805	19.4%	65,586	16.7%	8,219	12.5%
Revenues	380,355	100.0%	392,162	100.0%	(11,807)	(3.0)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	174,527	45.9%	184,666	47.1%	(10,139)	(5.5)%
Sales and marketing	36,764	9.7%	37,859	9.7%	(1,095)	(2.9)%
General and administrative	47,238	12.4%	61,549	15.7%	(14,311)	(23.3)%
Depreciation and amortization	95,437	25.1%	103,237	26.3%	(7,800)	(7.6)%
Employee termination benefits	152	—%	994	0.3%	(842)	(84.7)%
Restructuring charges	4,029	1.1%	13,443	3.4%	(9,414)	(70.0)%
	358,147	94.2%	401,748	102.4%	(43,601)	(10.9)%
Operating income	22,208	5.8%	(9,586)	(2.4)%	31,794	(331.7)%
Other income (expense), net:
Interest expense, net	(70,082)	(18.4)%	(61,789)	(15.8)%	(8,293)	13.4%
Gain on early extinguishment of debt, net	362	0.1%	—	—%	362	—%
Equity (loss) income in investees	(514)	(0.1)%	91	—%	(605)	(664.8)%
Other, net	(1,241)	(0.3)%	2,182	0.6%	(3,423)	(156.9)%
	(71,475)	(18.8)%	(59,516)	(15.2)%	(11,959)	20.1%
Loss before benefit from income taxes	(49,267)	(13.0)%	(69,102)	(17.6)%	19,835	(28.7)%
Benefit from income taxes	(9,632)	(2.5)%	(38,689)	(9.9)%	29,057	(75.1)%
Net loss	$(39,635)	(10.4)%	$(30,413)	(7.8)%	$(9,222)	30.3%

Revenues

Revenues decreased $11.8 million, or 3.0%, to $380.4 million for the six months ended June 30, 2017 from $392.2 million for the same period in 2016. Foreign currency translation contributed $1.5 million to the decline in revenue.

Revenue from Mobile Transaction Services decreased $20.0 million, or 6.1%, to $306.6 million for the six months ended June 30, 2017 from $326.6 million for the same period in 2016. Foreign currency translation contributed $1.0 million to the decline in revenue. The balance of the decline was primarily attributable to volume reductions across our CDMA clearing and settlement and signaling portfolio totaling $23.0 million. Revenue from our GSM portfolio declined slightly, as competitive pricing pressure in our clearing and settlement suite was substantially offset by growth in GSM signaling. We also experienced small declines in certain lower margin non-strategic services that management has decided to de-emphasize. These declines were partially offset by nearly 20 percent growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as strong growth within our policy and charging solutions. Our LTE-based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $8.2 million, or 12.5%, to $73.8 million for the six months ended June 30, 2017 from $65.6 million for the same period in 2016. The increase was primarily driven by volume growth in our Enterprise A2P messaging services, as well as growth in revenue from mobile intelligence services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $43.6 million to $358.1 million for the six months ended June 30, 2017 from $401.7 million for the same period in 2016. Foreign currency translation contributed $1.6 million to the decline.

Cost of operations decreased $10.1 million to $174.5 million for the six months ended June 30, 2017 from $184.7 million for the same period in 2016. The table below summarizes our cost of operations by category:

	Six Months Ended June 30,		2017 compared to 2016
(in thousands)	2017	2016	$ change	% change
Cost of Operations:
Headcount and related costs	$42,510	$51,829	$(9,319)	(18.0)%
Variable costs	67,998	60,375	7,623	12.6%
Data processing, hosting and support costs	35,285	39,266	(3,981)	(10.1)%
Network costs	22,275	23,709	(1,434)	(6.0)%
Other operating related costs	6,459	9,487	(3,028)	(31.9)%
Cost of Operations	$174,527	$184,666	$(10,139)	(5.5)%

The decrease in headcount and related costs for the six months ended June 30, 2017 was primarily driven by a reduction in headcount costs resulting primarily from our March 2016 and December 2016 restructuring plans.

Variable costs increased $7.6 million for the six months ended June 30, 2017 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the six months ended June 30, 2017 were generally lower as a result of lower data center and network circuit costs and professional fees associated with our data center migrations.

As a percentage of revenues, cost of operations was 45.9% and 47.1% for the six months ended June 30, 2017 and 2016, respectively.

Sales and marketing expense decreased $1.1 million to $36.8 million for the six months ended June 30, 2017 from $37.9 million for the same period in 2016. The decrease in sales and marketing expense was due primarily to lower headcount and related costs resulting from our March 2016 and December 2016 restructuring plans and lower variable and share-based compensation, partially offset by higher professional fees associated with our go-to-market sales and marketing initiatives. As a percentage of revenues, sales and marketing expense was 9.7% for the six months ended June 30, 2017 and 2016.

General and administrative expense decreased $14.3 million to $47.2 million for the six months ended June 30, 2017 from $61.5 million for the same period in 2016. The decrease in general and administrative expense was due primarily to lower headcount and related costs resulting from our March 2016 and December 2016 restructuring plans as well as the favorable outcome of an indirect tax examination in one of our European jurisdictions. As a percentage of revenues, general and administrative expense was 12.4% and 15.7% for the six months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization expense decreased $7.8 million to $95.4 million for the six months ended June 30, 2017 from $103.2 million for the same period in 2016. The decrease was primarily driven by $6.8 million of lower amortization of intangible assets resulting from the pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH Acquisitions.

Restructuring expense decreased $9.4 million to $4.0 million for the six months ended June 30, 2017 from $13.4 million for the same period in 2016. The decrease was primarily driven by severance costs related to the March 2016 restructuring plan in 2016, partially offset by severance and contract termination costs incurred in 2017. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $8.3 million to $70.1 million for the six months ended June 30, 2017 from $61.8 million for the same period in 2016. The increase was due primarily to debt modification costs associated with the Exchange Offer completed in January 2017, partially offset by lower interest as a result of our repurchase of $16.0 million aggregate principal amount of the Syniverse Notes in April 2017.

Other, net decreased $3.4 million to a $1.2 million loss for the six months ended June 30, 2017 from a $2.2 million gain for the same period in 2016 primarily due to the strengthening of the Euro value in 2017 and weakening of the pound sterling in June 2016.

Benefit from Income Taxes

We recorded an income tax benefit of $9.6 million for the six months ended June 30, 2017, compared to a benefit of $38.7 million for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, the effective tax rate was a benefit of 19.6% and 56.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior and current year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility and we believe that we have sufficient liquidity to meet our currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below) we are required to make a mandatory principal payment on our Senior Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of June 30, 2017, approximately 45% of our cash and cash equivalents were held by our foreign subsidiaries. Our Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

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

Cash Flow

Cash and cash equivalents were $102.9 million at June 30, 2017 as compared to $136.2 million at December 31, 2016. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$40,134	$28,857
Net cash used in investing activities	(33,920)	(71,080)
Net cash used in financing activities	(43,186)	(47,920)
Effect of exchange rate changes on cash	3,690	(825)
Net decrease in cash and cash equivalents	$(33,282)	$(90,968)

Net cash provided by operating activities was $40.1 million for the six months ended June 30, 2017 as compared to $28.9 million for the six months ended June 30, 2016. The increase was primarily due to:

•	improved operating results;

•	lower payments for professional fees associated with data center migrations; and

•	timing of payments to vendors.

These increases were partially offset by:

•	increased payments for restructuring activities; and

•	increased working capital usage associated with accounts receivable.

Net cash used in investing activities was $33.9 million for the six months ended June 30, 2017 as compared to $71.1 million for the six months ended June 30, 2016. The decrease was driven by:

•	decreased cash used for investment in Vibes of $40.2 million.

This decrease was partially offset by:

•
increased capital expenditures of $3.3 million primarily due to investments in security and network infrastructure to enhance our platform, partially offset by lower data center migration capital expenditures.

Net cash used in financing activities was $43.2 million for the six months ended June 30, 2017 as compared to $47.9 million for the six months ended June 30, 2016. The decrease was due to:

•	decreased debt principal payments of $18.9 million during 2017 as compared to 2016.

This decrease was partially offset by:

•	payment of debt modification costs of $9.8 million during 2017 in connection with the Exchange Offer;

•	increased payments on capital lease obligations of $2.2 million in 2017 as compared to 2016;

•	increased distributions to Syniverse Corporation of $0.8 million in 2017 as compared to 2016 due to increased share repurchases in connection with share-based compensation; and

•	payment of debt issuance costs of $0.7 million during 2017 in connection with the Amendment of our Revolving Credit Facility.

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
As of June 30, 2017, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $890.0 million and $662.4 million, respectively. At June 30, 2017, the applicable interest rate were 4.17% and 4.30% on the Initial Term Loans and the Tranche B Term Loans, respectively, based on the Eurodollar rate loan option.

On April 14, 2017, we entered into an amendment (the “Amendment”) to the Credit Agreement governing our Revolving Credit Facility to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments to the earlier of (x) January 15, 2019 and (y) the date of termination in whole of the revolving credit commitments, the letter of credit sublimit, and the swing line facility; provided that (1) in the event that more than $50 million of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of the Syniverse Notes (the “First Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the First Revolver Springing Maturity Date and (2) in the event that more than $50 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of such refinancing indebtedness (the “Second Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the earlier of the Second Revolver Springing Maturity Date and January 15, 2019, (ii) make certain modifications to the financial maintenance covenant, including, among other things, by increasing the financial maintenance covenant level for so long as certain conditions such as, for example, conditions limiting usage of certain negative covenant baskets, are satisfied and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%.  In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million. Pursuant to the Amendment and subject to the aforementioned conditions, the financial maintenance covenant has been modified to require that our consolidated senior secured debt ratio, as of June 30, 2017 and September 30, 2017, be less than or equal to 6.25:1.00, as of December 31, 2017 and March 31, 2018 be less than or equal to 6.00:1.00 and, as of June 30, 2018 and the end of each fiscal quarter ended thereafter be less than or equal to 5.75:1.00.

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

Senior Notes

SFHC Notes

On January 11, 2017, pursuant to the Exchange Offer, SFHC, our wholly-owned subsidiary, issued $369.5 million of SFHC Notes bearing interest at 9.125% that will mature on January 15, 2022, and a like amount of Syniverse Notes were cancelled. Interest on the SFHC Notes is paid on January 15 and July 15 of each year.

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

Syniverse Notes

On December 2, 2010, we issued $475.0 million senior unsecured notes bearing interest at 9.125% that will mature on January 15, 2019 (the “Syniverse Notes”). Interest on the Syniverse Notes is paid on January 15 and July 15 of each year.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017, we repurchased $16.0 million aggregate principal amount of the Syniverse Notes and submitted them to Wilmington Trust, National Association, as trustee for cancellation. Following the Exchange Offer and repurchase, $89.5 million aggregate principal of the Syniverse Notes remains outstanding at June 30, 2017.

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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following tables:

	Three Months Ended June 30,
(in thousands)	2017	2016
Reconciliation to Adjusted EBITDA
Net loss	$(15,732)	$(14,624)
Equity income in investees	—	25
Other expense, net	31,475	28,868
Benefit from income taxes	(486)	(5,974)
Depreciation and amortization	47,991	52,507
Employee termination benefits (a)	86	979
Restructuring (b)	2,878	(50)
Non-cash stock-based compensation (c)	4,559	5,260
Business development, integration and other expenses (d)	1,672	4,372
Consulting fee and related expenses (e)	835	730
Adjusted EBITDA	$73,278	$72,093

	Six Months Ended June 30,
(in thousands)	2017	2016
Reconciliation to Adjusted EBITDA
Net loss	$(39,635)	$(30,413)
Equity (loss) income in investees	—	91
Other expense, net	71,475	59,516
Benefit from income taxes	(9,632)	(38,689)
Depreciation and amortization	95,437	103,237
Employee termination benefits (a)	152	994
Restructuring (b)	4,029	13,443
Non-cash stock-based compensation (c)	7,646	9,437
Business development, integration and other expenses (d)	4,719	8,878
Consulting fee and related expenses (e)	1,556	1,501
Adjusted EBITDA	$135,747	$127,995

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs, and certain data center migration costs.

(e)	Reflects management fees to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is defined as net cash provided by operating activities less capital expenditures. We believe that Free Cash Flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also use Free Cash Flow as a measure to review and evaluate the operating performance of our management team in connection with our executive compensation and bonus plans. Additionally, we believe this is a useful metric for investors to assess our ability to repay debt.

A reconciliation of Syniverse Holdings, Inc. net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Six Months Ended June 30,
(in thousands)	2017	2016
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$40,134	$28,857
Capital expenditures	(34,399)	(31,097)
Free Cash Flow	$5,735	$(2,240)

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

A reconciliation of SFHC net income, the closest GAAP measure, to SFHC Adjusted EBITDA is presented in the following tables:

(in thousands)	Three Months Ended June 30,
Reconciliation to SFHC Adjusted EBITDA	2017	2016
SFHC net income	$17	$(17,830)
Equity income in investees	—	25
Other expense, net	9,341	(2,301)
Provision for income taxes	4,938	26,914
Depreciation and amortization	8,717	9,789
Employee termination benefits (a)	117	34
Restructuring (b)	403	(92)
Non-cash stock-based compensation (c)	261	394
Business development, integration and other expenses (d)	2	425
SFHC Adjusted EBITDA	23,796	17,358

	Six Months Ended June 30,
(in thousands)	2017	2016
Reconciliation to SFHC Adjusted EBITDA
SFHC net income	$(11,278)	$(62,365)
Equity income in investees	—	91
Other expense, net	26,466	(1,943)
Provision for income taxes	8,228	75,716
Depreciation and amortization	16,918	18,645
Employee termination benefits (a)	183	49
Restructuring (b)	211	3,761
Non-cash stock-based compensation (c)	614	699
Business development, integration and other expenses (d)	36	1,009
SFHC Adjusted EBITDA	$41,378	$35,662

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs and certain data center migration costs.

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $349.3 million and $297.9 million as of June 30, 2017 and December 31, 2016, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2017 we recorded $0.8 million and $1.5 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2016 we recorded $0.9 million and $1.7 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of June 30, 2017, Carlyle held $12.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and six months ended June 30, 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Senior Credit Facility. Our Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar rate floor. Under the Senior Credit Facility, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of June 30, 2017. Interest rate changes therefore generally do not affect the fair value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2017, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2017 would have increased or decreased our revenues and net loss by approximately $7.0 million and $1.2 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2017. Based on the evaluation, as of June 30, 2017, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
10.1
Fourth Amendment to the Credit Agreement, dated as of April 10, 2017, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (1)

*#10.2	Separation Agreement, dated as of May 15, 2017, among Syniverse Corporation and David H. Ratner.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 11, 2017.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Date: August 9, 2017

INDEX OF EXHIBITS

Exhibit No.	Description
10.1
Fourth Amendment to the Credit Agreement, dated as of April 10, 2017, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (1)

*#10.2	Separation Agreement, dated as of May 15, 2017, among Syniverse Corporation and David H. Ratner.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 11, 2017.

*	Filed herewith

**	Furnished herewith