Form 10-Q
period 2017-09-30
SYNIVERSE HOLDINGS INC
filed 2017-11-06
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of common stock of the registrant outstanding at November 3, 2017 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,267	$136,174
Accounts receivable, net of allowances of $19,722 and $21,650, respectively	172,325	166,107
Income taxes receivable	6,607	8,296
Prepaid and other current assets	28,512	28,390
Total current assets	328,711	338,967
Property and equipment, net	100,575	108,782
Capitalized software, net	115,852	143,291
Goodwill	2,309,014	2,272,796
Identifiable intangibles, net	275,127	319,441
Deferred tax assets	1,410	1,338
Investment in unconsolidated subsidiaries	46,965	47,181
Other assets	5,402	8,304
Total assets	$3,183,056	$3,240,100
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$26,498	$30,557
Income taxes payable	1,666	5,049
Accrued liabilities	80,271	107,164
Deferred revenues	6,382	3,014
Current portion of capital lease obligation	8,059	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	—	1,853
Total current liabilities	122,876	163,991
Long-term liabilities:
Deferred tax liabilities	119,182	112,730
Long-term capital lease obligation, less current portion	5,759	8,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,979,672	1,993,596
Other long-term liabilities	49,177	45,215
Total liabilities	2,276,666	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,273,882	1,265,752
Accumulated deficit	(303,811)	(237,021)
Accumulated other comprehensive loss	(71,230)	(120,042)
Total Syniverse Holdings, Inc. stockholder equity	898,841	908,689
Noncontrolling interest	7,549	7,513
Total equity	906,390	916,202
Total liabilities and stockholder equity	$3,183,056	$3,240,100

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues	$207,009	$196,617	$587,364	$588,779
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	90,483	88,293	265,010	272,959
Sales and marketing	17,295	16,212	54,059	54,071
General and administrative	24,638	25,863	71,876	87,412
Depreciation and amortization	49,834	52,739	145,271	155,976
Employee termination benefits	457	(247)	609	747
Restructuring charges	1,097	1,087	5,126	14,530
Other operating income	—	(5,499)	—	(5,499)
	183,804	178,448	541,951	580,196
Operating income	23,205	18,169	45,413	8,583
Other income (expense), net:
Interest expense, net	(30,959)	(30,515)	(101,041)	(92,304)
(Loss) gain on early extinguishment of debt, net	(56)	—	306	—
Equity loss in investees	(125)	(213)	(639)	(122)
Other, net	(896)	532	(2,137)	2,714
	(32,036)	(30,196)	(103,511)	(89,712)
Loss before provision for (benefit from) income taxes	(8,831)	(12,027)	(58,098)	(81,129)
Provision for (benefit from) income taxes	16,125	5,136	6,493	(33,553)
Net loss	(24,956)	(17,163)	(64,591)	(47,576)
Net income attributable to noncontrolling interest	809	458	2,199	1,393
Net loss attributable to Syniverse Holdings, Inc.	$(25,765)	$(17,621)	$(66,790)	$(48,969)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net loss	$(24,956)	$(17,163)	$(64,591)	$(47,576)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	12,716	6,351	48,783	7,130
Amortization of unrecognized loss included in net periodic pension cost (2)	62	61	177	138
Other comprehensive income	12,778	6,412	48,960	7,268
Comprehensive loss	(12,178)	(10,751)	(15,631)	(40,308)
Less: comprehensive income attributable to noncontrolling interest	720	558	2,347	1,384
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(12,898)	$(11,309)	$(17,978)	$(41,692)

(1) Foreign currency translation adjustments are shown net of income tax expense of $204 for the nine months ended September 30, 2016.

(2) Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $28 and $79 for the three and nine months ended September 30, 2017, respectively, and net of income tax expense of $27 and $61 for the three and nine months ended September 30, 2016, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2015	1	$—	$1,250,139	$(169,838)	$(97,586)	$7,134	$989,849
Net (loss) income	—	—	—	(48,969)	—	1,393	(47,576)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $204	—	—	—	—	7,139	(9)	7,130
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $61	—	—	—	—	138	—	138
Stock-based compensation	—	—	13,049	—	—	—	13,049
Distribution to noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Distribution to Syniverse Corporation	—	—	(46)	—	—	—	(46)
Balance, September 30, 2016 (Unaudited)	1	$—	$1,263,142	$(218,807)	$(90,309)	$6,998	$961,024

Balance, December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
Net (loss) income	—	—	—	(66,790)	—	2,199	(64,591)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	48,635	148	48,783
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $79	—	—	—	—	177	—	177
Stock-based compensation	—	—	11,209	—	—	—	11,209
Distribution to noncontrolling interest	—	—	—	—	—	(2,311)	(2,311)
Distribution to Syniverse Corporation	—	—	(3,079)	—	—	—	(3,079)
Balance, September 30, 2017 (Unaudited)	1	$—	$1,273,882	$(303,811)	$(71,230)	$7,549	$906,390

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(64,591)	$(47,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,271	155,976
Amortization of original issue discount and deferred financing costs	9,859	11,074
Allowance for credit memos and uncollectible accounts	8,837	14,460
Deferred income tax expense (benefit)	5,648	(34,879)
Debt modification costs	9,780	—
Gain on early extinguishment of debt, net	(306)	—
Stock-based compensation	11,209	13,049
Other operating income	—	(5,499)
Other, net	1,328	(572)
Changes in operating assets and liabilities:
Accounts receivable	(11,336)	5,683
Income taxes receivable or payable	(2,001)	(4,428)
Prepaid and other current assets	(3,679)	(4,154)
Accounts payable	(4,539)	(17,214)
Accrued liabilities and deferred revenues	(22,045)	(12,629)
Other assets and other long-term liabilities	3,066	5,526
Net cash provided by operating activities	86,501	78,817
Cash flows from investing activities
Capital expenditures	(50,167)	(43,178)
Investment in unconsolidated subsidiaries	—	(40,544)
Redemption of certificate of deposit	506	317
Net cash used in investing activities	(49,661)	(83,405)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	—	15,000
Debt issuance costs paid	(1,143)	—
Principal payments on Revolving Credit Facility	—	(15,000)
Debt modification costs paid	(9,768)	—
Principal payments on debt	(25,032)	(36,243)
Payments on capital lease obligations	(14,464)	(12,534)
Distribution to Syniverse Corporation	(3,079)	(5,046)
Distribution to noncontrolling interest	(2,311)	(1,520)
Net cash used in financing activities	(55,797)	(55,343)
Effect of exchange rate changes on cash	4,050	245
Net decrease in cash	(14,907)	(59,686)
Cash and cash equivalents at beginning of period	136,174	166,581
Cash and cash equivalents at end of period	$121,267	$106,895

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$5,929	$8,955
Issuance of Syniverse Corporation stock for investment in unconsolidated subsidiaries	$—	$5,000
Supplemental cash flow information
Interest paid	$92,516	$92,536
Income taxes paid	$2,809	$5,755

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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consisted of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of September 30, 2017 and December 31, 2016 was $42.9 million and $43.7 million, respectively and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes have partnered to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from transactions with Vibes were $2.2 million and $3.2 million during the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.5 million for the three months ended September 30, 2016 and the period from the investment date through September 30, 2016, respectively.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $390.4 million and $297.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia-Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2017 we recorded foreign currency transaction losses of $0.8 million and $1.9 million, respectively. For the three and nine months ended September 30, 2016 we recorded foreign currency transaction gains of $0.5 million and $2.7 million, respectively.

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

Revenues by service offerings were as follows:

	Three Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
Mobile Transaction Services	$164,646	$163,659
Enterprise & Intelligence Solutions	42,363	32,958
Revenues	$207,009	$196,617

	Nine Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
Mobile Transaction Services	$471,196	$490,235
Enterprise & Intelligence Solutions	116,168	98,544
Revenues	$587,364	$588,779

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
North America	$120,593	$120,609
Europe, Middle East and Africa	38,594	34,559
Asia Pacific	31,249	29,262
Caribbean and Latin America	16,573	12,187
Revenues	$207,009	$196,617

	Nine Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
North America	$347,386	$364,829
Europe, Middle East and Africa	105,545	100,254
Asia Pacific	90,643	87,172
Caribbean and Latin America	43,790	36,524
Revenues	$587,364	$588,779

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently finalizing its review of the impact of adopting this new guidance and developing a comprehensive implementation plan. In-depth reviews of a significant portion of commercial contracts have been completed, additional contracts are presently being reviewed and changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. We currently anticipate adopting the standard effective January 1, 2018, using the modified retrospective method such that each prior reporting period will remain unchanged and the new guidance will only affect the post-adoption period.

We have substantially completed the review of our revenue contracts and while we continue to assess all the potential impacts of adopting the standard, we currently expect the revenue recognition for our broad portfolio of services to remain unchanged. However, the guidance is expected to change the timing of revenue recognition in certain areas, including for certain implementation and development activities, which are generally highly dependent on, and interrelated with, the underlying services. In these cases, the implementation and development activities and the underlying services are accounted for as a single performance obligation and such revenue shall be recognized over time instead of upon completion. In addition, the timing of revenue recognition may change for certain contracts with collection uncertainty for which revenue is currently recorded on a cash basis. These changes are not expected to be material to revenue or operating results. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosures under the standard upon adoption.

4. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$27,835	$37,278
Accrued interest	15,577	26,543
Accrued network payables	8,459	13,467
Accrued revenue share expenses	3,441	3,654
Other accrued liabilities	24,959	26,222
Total accrued liabilities	$80,271	$107,164

5. Debt and Credit Facilities

Our total outstanding debt was as follows:

	September 30, 2017	December 31, 2016
(in thousands)	(Unaudited)
Senior Credit Facility:
Initial Term Loans, due 2019	$889,976	$891,057
Original issue discount	(3,133)	(4,644)
Deferred financing costs	(7,543)	(10,849)
Tranche B Term Loans, due 2019	662,396	663,200
Original issue discount	(960)	(1,398)
Deferred financing costs	(6,923)	(10,081)
Senior Notes:
Syniverse Notes, due 2019	81,727	475,000
Deferred financing costs	(775)	(6,836)
SFHC Notes, due 2022	369,547	—
Deferred financing costs	(4,640)	—
Total Debt and Credit Facilities	1,979,672	1,995,449
Less: Current portion
Long-term debt, current portion	$—	$(1,885)
Original issue discount, current portion	—	7
Deferred financing costs, current portion	—	25
Total current portion of long-term debt	$—	$(1,853)
Long-term debt	$1,979,672	$1,993,596

Amortization of original issue discount and deferred financing costs for the three and nine months ended September 30, 2017 was $3.4 million and $9.9 million, respectively. Amortization of original issue discount and deferred financing costs for the three and nine months ended September 30, 2016 was $3.5 million and $11.1 million, respectively. Amortization is related to our Senior Credit Facility (as defined below) and our Senior Notes (as defined below) and is recorded in interest expense in the unaudited condensed consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility (the “Senior Credit Facility”) consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”) for the making of revolving loans, swing line loans and issuance of letters of credit. As of September 30, 2017, there were no amounts outstanding under the Revolving Credit Facility.

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

If we undertake a repayment, repurchase, redemption or refinancing, in whole or in part, in one or a series of transactions, of the outstanding indebtedness under the Senior Credit Facility and/or the Syniverse Notes or other comprehensive refinancing or recapitalization of our existing debt and/or equity capital structure, or if we experience certain kinds of changes of control, in each case at any time prior to January 15, 2019, we may redeem the SFHC Notes at a redemption price of 101%, plus accrued and unpaid interest, if any, to the redemption date.

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

We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the period ended March 31, 2017 which is recorded in Interest expense in the unaudited condensed consolidated statements of operations.

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

We may redeem the Syniverse Notes, at our option, in whole at any time or in part from time to time, at 100% of the principal amount of the Syniverse Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. Following the Exchange Offer and partial repurchases, $81.7 million aggregate principal amount of the Syniverse Notes remains outstanding at September 30, 2017.

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

Stock-based compensation expense was as follows:

	Three Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
Cost of operations	$195	$122
Sales and marketing	850	692
General and administrative	2,518	2,798
Stock-based compensation	$3,563	$3,612

	Nine Months Ended September 30,
	2017	2016
(in thousands)	(Unaudited)
Cost of operations	$615	$458
Sales and marketing	2,353	2,976
General and administrative	8,241	9,615
Stock-based compensation	$11,209	$13,049

The following table summarizes our stock option activity under the 2011 Plan for the nine months ended September 30, 2017:

Stock Options	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	8,952,912	$11.04
Granted	1,688,667	10.00
Cancelled or expired	(1,674,745)	11.49
Outstanding at September 30, 2017	8,966,834	$10.76

The fair value of options granted during the nine months ended September 30, 2017 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.96%
Volatility factor	29.60%
Dividend yield	—%
Weighted average expected life of options (in years)	6.25

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the nine months ended September 30, 2017:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	2,050,000	$10.59
Granted	692,759	10.00
Vested	(564,500)	11.10
Forfeited	(156,750)	11.01
Outstanding at September 30, 2017	2,021,509	$10.22

7. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the nine months ended September 30, 2017:

	December 31, 2016				September 30, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,131	609	(1,177)	27	$590

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the nine months ended September 30, 2017:

	December 31, 2016				September 30, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$6,450	2,083	(6,876)	54	$1,711
March 2016 Plan	$4,981	3,189	(6,221)	—	$1,949
October 2014 Plan	$3,672	(146)	(3,348)	95	$273
December 2010 Plan	$48	—	—	6	$54
Total	$15,151	5,126	(16,445)	155	$3,987

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $8.8 million which is included in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $7.2 million related to this plan as of September 30, 2017 and anticipate all cash outlays to be completed by June 30, 2018.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.3 million and contract termination costs of $8.0 million related to the exit of data center leases. We have paid $20.4 million related to this plan as of September 30, 2017 and anticipate all cash outlays to be completed by June 30, 2018.

In October 2014, we implemented a restructuring plan (the “October 2014 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $13.9 million and contract termination costs of $3.7 million related to the exit of leased facilities, data centers and networking services. We have paid $16.2 million related to this plan as of September 30, 2017 and anticipate all cash outlays to be completed by January 31, 2018.

8. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and nine months ended September 30, 2017, was a provision of (182.6)% and (11.2)%, respectively. The effective tax rate for the three and nine months ended September 30, 2016, was a provision of (42.7)% and a benefit of 41.4%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior and current year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets.

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

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of September 30, 2017, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three and nine months ended September 30, 2017 and 2016.

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

The carrying value and fair value of our long-term debt, excluding original issue discount and deferred financing costs was as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Initial Term Loans	$889,976	$862,164	$891,057	$788,585
Tranche B Term Loans	662,396	641,696	663,200	583,616
Syniverse Notes	81,727	81,216	475,000	418,000
SFHC Notes	369,547	376,014	—	—

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Senior Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

11. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2017 we recorded $0.8 million and $2.4 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2016 we recorded $0.8 million and $2.4 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2017, Carlyle held $12.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and nine months ended September 30, 2017 and 2016.

12. Supplemental Consolidating Financial Information

On December 22, 2010, Syniverse issued $475.0 million of Syniverse Notes guaranteed on a joint and several basis by each of its existing and future domestic restricted subsidiaries that guarantee the Senior Credit Facility (collectively, the “Subsidiary Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several. On January 11, 2017, pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes and a like amount of Syniverse Notes were cancelled. The SFHC Notes are unconditionally guaranteed on a joint and several basis by Syniverse and the Subsidiary Guarantors. SFHC is a wholly-owned indirect subsidiary of Syniverse that holds no material assets other than the equity interests of substantially all of Syniverse’s foreign subsidiaries. SFHC and its subsidiaries are not guarantors of the Senior Credit Facility or the Syniverse Notes.

The following tables set forth supplemental consolidating balance sheets, statements of operations, statements of comprehensive (loss) income and statements of cash flows as of and for the period ended September 30, 2017 and consolidating balance sheets as of December 31, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) SFHC and its subsidiaries on a combined basis (the “SFHC Group Non-Guarantors”), (iv) all other direct and indirect subsidiaries of Syniverse on a combined basis (the “Other Non-Guarantors” and, together with the SFHC Group Non-Guarantors, the “Non-Guarantors”), (v) the eliminations necessary to arrive at the information for the total Non-Guarantors on a combined basis, (vi) the Non-Guarantors on a combined basis and (vii) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis and for the period ended September 30, 2016 for (i) Syniverse, (ii) the Subsidiary Guarantors, (iii) the Non-Guarantors and (iv) the eliminations necessary to arrive at the information for Syniverse and all of its subsidiaries on a consolidated basis. The supplemental financial information reflects the investment of Syniverse using the equity method of accounting.

The Company is presenting the tables below in order to comply with the covenants contained in the indentures for both the Syniverse Notes and the SFHC Notes.

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$69,102	$44,319	$7,846	$—	$52,165	$—	$121,267
Accounts receivable, net of allowances	—	124,016	44,415	3,894	—	48,309	—	172,325
Accounts receivable - affiliates	2,068,483	1,643,913	53,840	5,135	(2,232)	56,743	(3,769,139)	—
Income taxes receivable	—	336	4,094	2,177	—	6,271	—	6,607
Prepaid and other current assets	653	19,882	6,925	1,052	—	7,977	—	28,512
Total current assets	2,069,136	1,857,249	153,593	20,104	(2,232)	171,465	(3,769,139)	328,711
Property and equipment, net	—	75,880	21,958	2,737	—	24,695	—	100,575
Capitalized software, net	—	90,288	25,333	231	—	25,564	—	115,852
Goodwill	—	1,922,343	386,671	—	—	386,671	—	2,309,014
Identifiable intangibles, net	—	231,475	43,652	—	—	43,652	—	275,127
Deferred tax assets	25,819	—	12,261	2,486	—	14,747	(39,156)	1,410
Investment in unconsolidated subsidiaries	—	42,926	4,039	—	—	4,039	—	46,965
Other assets	190	2,970	2,009	233	—	2,242	—	5,402
Investment in subsidiaries	2,066,412	188,512	—	—	—	—	(2,254,924)	—
Total assets	$4,161,557	$4,411,643	$649,516	$25,791	$(2,232)	$673,075	$(6,063,219)	$3,183,056

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$18,984	$7,155	$359	$—	$7,514	$—	$26,498
Accounts payable - affiliates	1,639,610	2,090,055	35,348	6,358	(2,232)	39,474	(3,769,139)	—
Income taxes payable	—	—	1,619	47	—	1,666	—	1,666
Accrued liabilities	8,341	39,525	30,599	1,806	—	32,405	—	80,271
Deferred revenues	—	4,145	2,237	—	—	2,237	—	6,382
Current portion of capital lease obligation	—	7,970	83	6	—	89	—	8,059
Total current liabilities	1,647,951	2,160,679	77,041	8,576	(2,232)	83,385	(3,769,139)	122,876
Long-term liabilities:
Deferred tax liabilities	—	158,338	—	—	—	—	(39,156)	119,182
Long-term capital lease obligation, net of current portion	—	5,654	92	13	—	105	—	5,759
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,614,765	—	364,907	—	—	364,907	—	1,979,672
Other long-term liabilities	—	20,560	28,014	603	—	28,617	—	49,177
Total liabilities	3,262,716	2,345,231	470,054	9,192	(2,232)	477,014	(3,808,295)	2,276,666
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,204,862	1,900,318	5,447	148,782	—	154,229	(1,985,527)	1,273,882
(Accumulated deficit) retained earnings	(305,051)	165,561	245,268	(139,069)	—	106,199	(270,520)	(303,811)
Accumulated other comprehensive (loss) income	(970)	533	(71,253)	(663)	—	(71,916)	1,123	(71,230)
Total Syniverse, Inc. stockholder equity	898,841	2,066,412	179,462	9,050	—	188,512	(2,254,924)	898,841
Noncontrolling interest	—	—	—	7,549	—	7,549	—	7,549
Total equity	898,841	2,066,412	179,462	16,599	—	196,061	(2,254,924)	906,390
Total liabilities and stockholder equity	$4,161,557	$4,411,643	$649,516	$25,791	$(2,232)	$673,075	$(6,063,219)	$3,183,056

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$154,687	$45,338	$6,984	$52,322	$—	$207,009
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	79,574	9,005	1,904	10,909	—	90,483
Sales and marketing	—	11,258	5,401	636	6,037	—	17,295
General and administrative	—	15,601	7,429	1,608	9,037	—	24,638
Depreciation and amortization	—	40,204	9,376	254	9,630	—	49,834
Employee termination benefits	—	161	296	—	296	—	457
Restructuring	—	1,073	24	—	24	—	1,097
	—	147,871	31,531	4,402	35,933	—	183,804
Operating income	—	6,816	13,807	2,582	16,389	—	23,205
Other income (expense), net:
Income (loss) from equity investment	55,465	29,380	—	—	—	(84,845)	—
Interest (expense) income, net	(22,255)	(144)	(8,618)	58	(8,560)	—	(30,959)
Interest income (expense) - affiliate	—	—	—	—	—	—	—
Gain on early extinguishment of debt, net	(56)	—	—	—	—	—	(56)
Equity income in investee	—	(172)	47	—	47	—	(125)
Other, net	(21,384)	20,797	(322)	13	(309)	—	(896)
	11,770	49,861	(8,893)	71	(8,822)	(84,845)	(32,036)
Income (loss) before provision for (benefit from) income taxes	11,770	56,677	4,914	2,653	7,567	(84,845)	(8,831)
Provision for (benefit from) income taxes	37,535	1,212	(18,454)	(4,168)	(22,622)	—	16,125
Net (loss) income	(25,765)	55,465	23,368	6,821	30,189	(84,845)	(24,956)
Net income attributable to noncontrolling interest	—	—	—	809	809	—	809
Net (loss) income attributable to Syniverse, Inc.	$(25,765)	$55,465	$23,368	$6,012	$29,380	$(84,845)	$(25,765)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non- Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(25,765)	$55,465	$23,368	$6,821	$30,189	$(84,845)	$(24,956)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	12,797	(81)	12,716	—	12,716
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $28	—	—	62	—	62	—	62
Other comprehensive income	—	—	12,859	(81)	12,778	—	12,778
Comprehensive (loss) income	(25,765)	55,465	36,227	6,740	42,967	(84,845)	(12,178)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	720	720	—	720
Comprehensive (loss) income attributable to Syniverse, Inc.	$(25,765)	$55,465	$36,227	$6,020	$42,247	$(84,845)	$(12,898)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$450,923	$123,894	$12,547	$136,441	$—	$587,364
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	241,181	25,606	(1,777)	23,829	—	265,010
Sales and marketing	—	36,837	15,413	1,809	17,222	—	54,059
General and administrative	—	48,522	18,644	4,710	23,354	—	71,876
Depreciation and amortization	—	118,430	26,294	547	26,841	—	145,271
Employee termination benefits	—	130	479	—	479	—	609
Restructuring	—	4,891	235	—	235	—	5,126
	—	449,991	86,671	5,289	91,960	—	541,951
Operating income	—	932	37,223	7,258	44,481	—	45,413
Other income (expense), net:
Income (loss) from equity investment	93,036	19,615	—	—	—	(112,651)	—
Interest expense, net	(66,109)	(485)	(34,573)	126	(34,447)	—	(101,041)
Interest expense - affiliate, net	—	10	(10)	—	(10)	—	—
Gain on early extinguishment of debt, net	306	—	—	—	—	—	306
Equity income in investee	—	(804)	165	—	165	—	(639)
Other, net	(73,432)	72,212	(941)	24	(917)	—	(2,137)
	(46,199)	90,548	(35,359)	150	(35,209)	(112,651)	(103,511)
(Loss) income before provision for (benefit from) income taxes	(46,199)	91,480	1,864	7,408	9,272	(112,651)	(58,098)
Provision for (benefit from) income taxes	20,591	(1,556)	(10,226)	(2,316)	(12,542)	—	6,493
Net (loss) income	(66,790)	93,036	12,090	9,724	21,814	(112,651)	(64,591)
Net income attributable to noncontrolling interest	—	—	—	2,199	2,199	—	2,199
Net (loss) income attributable to Syniverse, Inc.	$(66,790)	$93,036	$12,090	$7,525	$19,615	$(112,651)	$(66,790)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non- Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(66,790)	$93,036	$12,090	$9,724	$21,814	$(112,651)	$(64,591)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	48,003	780	48,783	—	48,783
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $79	—	—	177	—	177	—	177
Other comprehensive income	—	—	48,180	780	48,960	—	48,960
Comprehensive (loss) income	(66,790)	93,036	60,270	10,504	70,774	(112,651)	(15,631)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	—	2,347	2,347	—	2,347
Comprehensive (loss) income attributable to Syniverse, Inc.	$(66,790)	$93,036	$60,270	$8,157	$68,427	$(112,651)	$(17,978)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Total Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	28,111	15,510	39,823	3,057	42,880	—	86,501
Cash flows from investing activities
Capital expenditures	—	(38,474)	(10,500)	(1,193)	(11,693)	—	(50,167)
Redemption (purchase) of certificate of deposit	—	697	(188)	(3)	(191)	—	506
Capital contribution to subsidiary	—	(453)	—	—	—	453	—
Return of capital from subsidiary	—	16,000	—	—	—	(16,000)	—
Receipts on intercompany notes	—	12,000	—	—	—	(12,000)	—
Net cash used in investing activities	—	(10,230)	(10,688)	(1,196)	(11,884)	(27,547)	(49,661)
Cash flows from financing activities
Debt issuance costs paid	—	(1,143)	—	—	—	—	(1,143)
Debt modification costs paid	—	(9,768)	—	—	—	—	(9,768)
Principal payments on debt	(25,032)	—	—	—	—	—	(25,032)
Payments on capital lease obligation	—	(13,910)	(549)	(5)	(554)	—	(14,464)
Contribution from parent	—	—	—	453	453	(453)	—
Dividends paid	—	—	(16,000)	—	(16,000)	16,000	—
Distribution to Syniverse Corporation	(3,079)	—	—	—	—	—	(3,079)
Distribution to noncontrolling interest	—	—	—	(2,311)	(2,311)	—	(2,311)
Payments on intercompany notes	—	—	(12,000)	—	(12,000)	12,000	—
Net cash (used in) provided by financing activities	(28,111)	(24,821)	(28,549)	(1,863)	(30,412)	27,547	(55,797)
Effect of exchange rate changes on cash	—	—	3,420	630	4,050	—	4,050
Net (decrease) increase in cash	—	(19,541)	4,006	628	4,634	—	(14,907)
Cash and cash equivalents at beginning of period	—	88,643	40,313	7,218	47,531	—	136,174
Cash and cash equivalents at end of period	$—	$69,102	$44,319	$7,846	$52,165	$—	$121,267

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	SFHC Group Non-Guarantors	Other Non-Guarantors	Non-Guarantors Adjustments	Total Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,643	$40,313	$7,218	$—	$47,531	$—	$136,174
Accounts receivable, net of allowances	—	122,479	41,100	2,528	—	43,628	—	166,107
Accounts receivable - affiliates	2,056,771	1,460,905	50,574	4,603	(3,170)	52,007	(3,569,683)	—
Interest receivable - affiliates	—	25	—	—	—	—	(25)	—
Income taxes receivable	—	2,255	5,717	324	—	6,041	—	8,296
Prepaid and other current assets	—	14,378	13,121	891	—	14,012	—	28,390
Total current assets	2,056,771	1,688,685	150,825	15,564	(3,170)	163,219	(3,569,708)	338,967
Property and equipment, net	—	84,771	22,077	1,934	—	24,011	—	108,782
Capitalized software, net	—	116,981	25,985	325	—	26,310	—	143,291
Goodwill	—	1,922,343	350,453	—	—	350,453	—	2,272,796
Identifiable intangibles, net	—	270,900	48,541	—	—	48,541	—	319,441
Long-term note receivable - affiliates	—	12,000	—	—	—	—	(12,000)	—
Deferred tax assets	55,587	—	1,100	238	—	1,338	(55,587)	1,338
Investment in unconsolidated subsidiaries	—	43,730	3,451	—	—	3,451	—	47,181
Other assets	—	6,311	1,760	233	—	1,993	—	8,304
Investment in subsidiaries	2,279,683	484,037	—	—	—	—	(2,763,720)	—
Total assets	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$22,795	$7,178	$584	$—	$7,762	$—	$30,557
Accounts payable - affiliates	1,461,626	2,075,563	30,621	5,043	(3,170)	32,494	(3,569,683)	—
Income taxes payable	—	194	3,897	958	—	4,855	—	5,049
Accrued liabilities	26,277	45,747	32,987	2,153	—	35,140	—	107,164
Accrued interest - affiliates	—	—	25	—	—	25	(25)	—
Deferred revenues	—	1,529	1,485	—	—	1,485	—	3,014
Current portion of capital lease obligation	—	16,279	69	6	—	75	—	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	1,853	—	—	—	—	—	—	1,853
Total current liabilities	1,489,756	2,162,107	76,262	8,744	(3,170)	81,836	(3,569,708)	163,991
Long-term liabilities:
Long-term note payable - affiliates	—	—	12,000	—	—	12,000	(12,000)	—
Deferred tax liabilities	—	158,339	9,978	—	—	9,978	(55,587)	112,730
Long-term capital lease obligation, net of current portion	—	8,209	140	17	—	157	—	8,366
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,993,596	—	—	—	—	—	—	1,993,596
Other long-term liabilities	—	21,420	23,300	495	—	23,795	—	45,215
Total liabilities	3,483,352	2,350,075	121,680	9,256	(3,170)	127,766	(3,637,295)	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	1,147,920	2,208,012	339,079	145,716	—	484,795	(2,574,975)	1,265,752
(Accumulated deficit) retained earnings	(238,261)	71,138	262,866	(142,896)	—	119,970	(189,868)	(237,021)
Accumulated other comprehensive (loss) income	(970)	533	(119,433)	(1,295)	—	(120,728)	1,123	(120,042)
Total Syniverse, Inc. stockholder equity	908,689	2,279,683	482,512	1,525	—	484,037	(2,763,720)	908,689
Noncontrolling interest	—	—	—	7,513	—	7,513	—	7,513
Total equity	908,689	2,279,683	482,512	9,038	—	491,550	(2,763,720)	916,202
Total liabilities and stockholder equity	$4,392,041	$4,629,758	$604,192	$18,294	$(3,170)	$619,316	$(6,401,015)	$3,240,100

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$153,838	$42,779	$—	$196,617
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	80,745	7,548	—	88,293
Sales and marketing	—	9,471	6,741	—	16,212
General and administrative	—	16,603	9,260	—	25,863
Depreciation and amortization	—	43,468	9,271	—	52,739
Employee termination benefits	—	(247)	—	—	(247)
Restructuring	—	338	749	—	1,087
Other Operating Income	—	(5,499)	—	—	(5,499)
	—	144,879	33,569	—	178,448
Operating income	—	8,959	9,210	—	18,169
Other income (expense), net:
(Loss) income from equity investment	(21,741)	(25,191)	—	46,932	—
Interest expense, net	(30,598)	(217)	300	—	(30,515)
Equity income in investee	—	(255)	42	—	(213)
Other, net	(3,884)	8,315	(3,899)	—	532
	(56,223)	(17,348)	(3,557)	46,932	(30,196)
(Loss) income before (benefit from) provision for income taxes	(56,223)	(8,389)	5,653	46,932	(12,027)
(Benefit from) provision for income taxes	(38,602)	13,352	30,386	—	5,136
Net (loss) income	(17,621)	(21,741)	(24,733)	46,932	(17,163)
Net income attributable to noncontrolling interest	—	—	458	—	458
Net (loss) income attributable to Syniverse, Inc.	$(17,621)	$(21,741)	$(25,191)	$46,932	$(17,621)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(17,621)	$(21,741)	$(24,733)	$46,932	$(17,163)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $0	—	—	6,351	—	6,351
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $27	—	—	61	—	61
Other comprehensive income	—	—	6,412	—	6,412
Comprehensive (loss) income	(17,621)	(21,741)	(18,321)	46,932	(10,751)
Less: comprehensive income attributable to noncontrolling interest	—	—	558	—	558
Comprehensive (loss) income attributable to Syniverse, Inc.	$(17,621)	$(21,741)	$(18,879)	$46,932	$(11,309)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$459,878	$128,901	$—	$588,779
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	250,782	22,177	—	272,959
Sales and marketing	—	33,644	20,427	—	54,071
General and administrative	—	58,051	29,361	—	87,412
Depreciation and amortization	—	127,812	28,164	—	155,976
Employee termination benefits	—	698	49	—	747
Restructuring	—	9,784	4,746	—	14,530
Other Operating Income	—	(5,499)	—	—	(5,499)
	—	475,272	104,924	—	580,196
Operating (loss) income	—	(15,394)	23,977	—	8,583
Other income (expense), net:
(Loss) income from equity investment	(63,618)	(89,505)	—	153,123	—
Interest expense, net	(92,217)	(686)	599	—	(92,304)
Interest expense - affiliate, net	54	—	(54)	—	—
Equity income in investee	—	(255)	133	—	(122)
Other, net	(10,371)	15,203	(2,118)	—	2,714
	(166,152)	(75,243)	(1,440)	153,123	(89,712)
(Loss) income before (benefit from) provision for income taxes	(166,152)	(90,637)	22,537	153,123	(81,129)
(Benefit from) provision for income taxes	(117,183)	(27,019)	110,649	—	(33,553)
Net (loss) income	(48,969)	(63,618)	(88,112)	153,123	(47,576)
Net income attributable to noncontrolling interest	—	—	1,393	—	1,393
Net (loss) income attributable to Syniverse, Inc.	$(48,969)	$(63,618)	$(89,505)	$153,123	$(48,969)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(48,969)	$(63,618)	$(88,112)	$153,123	$(47,576)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $204	—	—	7,130	—	7,130
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $61	—	—	138	—	138
Other comprehensive income	—	—	7,268	—	7,268
Comprehensive (loss) income	(48,969)	(63,618)	(80,844)	153,123	(40,308)
Less: comprehensive income attributable to noncontrolling interest	—	—	1,384	—	1,384
Comprehensive (loss) income attributable to Syniverse, Inc.	$(48,969)	$(63,618)	$(82,228)	$153,123	$(41,692)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	36,611	56,789	(14,583)	—	78,817
Cash flows from investing activities
Capital expenditures	—	(34,625)	(8,553)	—	(43,178)
Investment in unconsolidated subsidiaries	—	(40,544)	—	—	(40,544)
Redemption of certificate of deposit	—	107	210	—	317
Receipts on intercompany notes	4,917	—	—	(4,917)	—
Net cash provided by (used in) investing activities	4,917	(75,062)	(8,343)	(4,917)	(83,405)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	15,000	—	—	—	15,000
Principal payments on Revolving Credit Facility	(15,000)	—	—	—	(15,000)
Principal payments on debt	(36,243)	—	—	—	(36,243)
Payments on capital lease obligation	—	(12,484)	(50)	—	(12,534)
Distribution to Syniverse Corporation	(5,046)	—	—	—	(5,046)
Distribution to noncontrolling interest	—	—	(1,520)	—	(1,520)
Payments on intercompany notes	—	—	(4,917)	4,917	—
Net cash (used in) provided by financing activities	(41,289)	(12,484)	(6,487)	4,917	(55,343)
Effect of exchange rate changes on cash	(239)	—	484	—	245
Net decrease in cash	—	(30,757)	(28,929)	—	(59,686)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$48,828	$58,067	$—	$106,895

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

Executive Overview
Financial Highlights
Revenues increased $10.4 million, or 5.3%, to $207.0 million for the three months ended September 30, 2017 from $196.6 million for the same period in 2016. Operating income increased $5.0 million to $23.2 million for the three months ended September 30, 2017 from $18.2 million for the same period in 2016. Net loss increased $7.8 million to $25.0 million for the three months ended September 30, 2017 from $17.2 million for the same period in 2016. Net loss for the three months ended September 30, 2017 includes an increase in the provision for income taxes of $11.0 million to $16.1 million for the three months ended September 30, 2017. Adjusted EBITDA increased $6.5 million, or 8.9%, to $79.3 million for the three months ended September 30, 2017 from $72.8 million for the same period in 2016. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

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

•	Employee termination benefits represents benefit costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

Results of Operations - Three Months Ended September 30, 2017 and 2016

The following table presents an overview of our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,	% of	Three Months Ended September 30,	% of	2017 compared to 2016
(in thousands)	2017	Revenues	2016	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$164,646	79.5%	$163,659	83.2%	$987	0.6%
Enterprise & Intelligence Solutions	42,363	20.5%	32,958	16.8%	9,405	28.5%
Revenues	207,009	100.0%	196,617	100.0%	10,392	5.3%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	90,483	43.7%	88,293	44.9%	2,190	2.5%
Sales and marketing	17,295	8.4%	16,212	8.2%	1,083	6.7%
General and administrative	24,638	11.9%	25,863	13.2%	(1,225)	(4.7)%
Depreciation and amortization	49,834	24.1%	52,739	26.8%	(2,905)	(5.5)%
Employee termination benefits	457	0.2%	(247)	(0.1)%	704	(285.0)%
Restructuring charges	1,097	0.5%	1,087	0.6%	10	0.9%
Other operating income	—	—%	(5,499)	(2.8)%	5,499	—%
	183,804	88.8%	178,448	90.8%	5,356	3.0%
Operating income	23,205	11.2%	18,169	9.2%	5,036	27.7%
Other income (expense), net:
Interest expense, net	(30,959)	(15.0)%	(30,515)	(15.5)%	(444)	1.5%
(Loss) gain on early extinguishment of debt, net	(56)	—%	—	—%	(56)	—%
Equity loss in investees	(125)	(0.1)%	(213)	(0.1)%	88	(41.3)%
Other, net	(896)	(0.4)%	532	0.3%	(1,428)	(268.4)%
	(32,036)	(15.5)%	(30,196)	(15.4)%	(1,840)	6.1%
Loss before provision for income taxes	(8,831)	(4.3)%	(12,027)	(6.1)%	3,196	(26.6)%
Provision for income taxes	16,125	7.8%	5,136	2.6%	10,989	214.0%
Net loss	$(24,956)	(12.1)%	$(17,163)	(8.7)%	$(7,793)	45.4%

Revenues

Revenues increased $10.4 million, or 5.3%, to $207.0 million for the three months ended September 30, 2017 from $196.6 million for the same period in 2016. Foreign currency translation contributed $1.7 million to the increase in revenue.

Revenue from Mobile Transaction Services increased $1.0 million, or 0.6%, to $164.6 million for the three months ended September 30, 2017 from $163.7 million for the same period in 2016. Volume reductions across our CDMA clearing and settlement and signaling portfolio totaled $5.5 million, while revenue from our GSM clearing and settlement and signaling portfolio was unchanged. The CDMA decline was more than offset by growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as strong growth within our policy and charging solutions. Our LTE-based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $9.4 million, or 28.5%, to $42.4 million for the three months ended September 30, 2017 from $33.0 million for the same period in 2016. The increase was primarily driven by volume growth in our Enterprise A2P messaging services, as well as organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses increased $5.4 million to $183.8 million for the three months ended September 30, 2017 from $178.4 million for the same period in 2016. Foreign currency translation contributed $1.2 million to the increase.

Cost of operations increased $2.2 million to $90.5 million for the three months ended September 30, 2017 from $88.3 million for the same period in 2016. The table below summarizes our cost of operations by category:

	Three Months Ended September 30,		2017 compared to 2016
(in thousands)	2017	2016	$ change	% change
Cost of Operations:
Headcount and related costs	$19,532	$23,458	$(3,926)	(16.7)%
Variable costs	38,752	31,019	7,733	24.9%
Data processing, hosting and support costs	18,327	20,200	(1,873)	(9.3)%
Network costs	11,216	11,004	212	1.9%
Other operating related costs	2,656	2,612	44	1.7%
Cost of Operations	$90,483	$88,293	$2,190	2.5%

The decrease in headcount and related costs for the three months ended September 30, 2017 was driven by a reduction in headcount costs resulting from our December 2016 restructuring plan.

Variable costs increased $7.7 million for the three months ended September 30, 2017 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the three months ended September 30, 2017 were generally lower as a result of lower data center costs associated with our data center migrations, partially offset by higher revenue related data processing costs.

As a percentage of revenues, cost of operations was 43.7% and 44.9% for the three months ended September 30, 2017 and 2016, respectively.

Sales and marketing expense increased $1.1 million to $17.3 million for the three months ended September 30, 2017 from $16.2 million for the same period in 2016. The increase in sales and marketing expense was due primarily to higher professional fees associated with our go-to-market sales and marketing initiatives and higher variable and share-based compensation. As a percentage of revenues, sales and marketing expense was 8.4% and 8.2% for the three months ended September 30, 2017 and 2016, respectively.

General and administrative expense decreased $1.2 million to $24.6 million for the three months ended September 30, 2017 from $25.9 million for the same period in 2016. The decrease in general and administrative expense was due primarily to lower headcount and related costs and lower bad debt expense associated with the collection of certain aged receivables, partially offset by an increase in performance-based compensation. As a percentage of revenues, general and administrative expense was 11.9% and 13.2% for the three months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense decreased $2.9 million to $49.8 million for the three months ended September 30, 2017 from $52.7 million for the same period in 2016. The decrease was primarily driven by $3.0 million of lower amortization of intangible assets resulting from the pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH Acquisitions.

Other operating income includes a gain of $5.5 million as a result of a one-time transfer of certain data center equipment to Syniverse at no cost during the three months ended September 30, 2016.

Other Income (Expense), net

Interest expense, net increased $0.4 million to $31.0 million for the three months ended September 30, 2017 from $30.5 million for the same period in 2016. The increase was due primarily to higher interest rates on our Initial Term Loans and Tranche B Term Loans, partially offset by lower interest as a result of our repurchase of $23.7 million aggregate principal amount of the Syniverse Notes during 2017.

Other, net decreased $1.4 million to a $0.9 million loss for the three months ended September 30, 2017 from a $0.5 million gain for the same period in 2016 primarily due to the strengthening of the Euro value in 2017 and weakening of the pound sterling in 2016.

Provision for Income Taxes

We recorded an income tax provision of $16.1 million for the three months ended September 30, 2017, compared to a provision of $5.1 million for the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, the effective tax rate was a provision of (182.6)% and (42.7)%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior and current year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets.

Results of Operations - Nine Months Ended September 30, 2017 and 2016

The following table presents an overview of our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,	% of	Nine Months Ended September 30,	% of	2017 compared to 2016
(in thousands)	2017	Revenues	2016	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$471,196	80.2%	$490,235	83.3%	$(19,039)	(3.9)%
Enterprise & Intelligence Solutions	116,168	19.8%	98,544	16.7%	17,624	17.9%
Revenues	587,364	100.0%	588,779	100.0%	(1,415)	(0.2)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	265,010	45.1%	272,959	46.4%	(7,949)	(2.9)%
Sales and marketing	54,059	9.2%	54,071	9.2%	(12)	—%
General and administrative	71,876	12.2%	87,412	14.8%	(15,536)	(17.8)%
Depreciation and amortization	145,271	24.7%	155,976	26.5%	(10,705)	(6.9)%
Employee termination benefits	609	0.1%	747	0.1%	(138)	(18.5)%
Restructuring charges	5,126	0.9%	14,530	2.5%	(9,404)	(64.7)%
Other operating income	—	—%	(5,499)	(0.9)%	5,499	—%
	541,951	92.3%	580,196	98.5%	(38,245)	(6.6)%
Operating income	45,413	7.7%	8,583	1.5%	36,830	429.1%
Other income (expense), net:
Interest expense, net	(101,041)	(17.2)%	(92,304)	(15.7)%	(8,737)	9.5%
(Loss) gain on early extinguishment of debt, net	306	0.1%	—	—%	306	—%
Equity loss in investees	(639)	(0.1)%	(122)	—%	(517)	423.8%
Other, net	(2,137)	(0.4)%	2,714	0.5%	(4,851)	(178.7)%
	(103,511)	(17.6)%	(89,712)	(15.2)%	(13,799)	15.4%
Loss before provision for (benefit from) income taxes	(58,098)	(9.9)%	(81,129)	(13.8)%	23,031	(28.4)%
Provision for (benefit from) income taxes	6,493	1.1%	(33,553)	(5.7)%	40,046	(119.4)%
Net loss	$(64,591)	(11.0)%	$(47,576)	(8.1)%	$(17,015)	35.8%

Revenues

Revenues decreased $1.4 million, or 0.2%, to $587.4 million for the nine months ended September 30, 2017 from $588.8 million for the same period in 2016. Foreign currency translation contributed a $0.2 million increase in revenue.

Revenue from Mobile Transaction Services decreased $19.0 million, or 3.9%, to $471.2 million for the nine months ended September 30, 2017 from $490.2 million for the same period in 2016. The decline was primarily attributable to volume reductions across our CDMA clearing and settlement and signaling portfolio totaling $28.5 million. Revenue from our GSM portfolio declined slightly, as competitive pricing pressure in our clearing and settlement suite was substantially offset by growth in GSM signaling. We also experienced small declines in certain lower margin non-strategic services that management has decided to de-emphasize. These declines were partially offset by nearly 20 percent growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as strong growth within our policy and charging solutions. Our LTE-based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $17.6 million, or 17.9%, to $116.2 million for the nine months ended September 30, 2017 from $98.5 million for the same period in 2016. The increase was primarily driven by volume growth in our Enterprise A2P messaging services, as well as growth in revenue from mobile intelligence services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $38.2 million to $542.0 million for the nine months ended September 30, 2017 from $580.2 million for the same period in 2016. Foreign currency translation contributed $1.0 million to the decline.

Cost of operations decreased $7.9 million to $265.0 million for the nine months ended September 30, 2017 from $273.0 million for the same period in 2016. The table below summarizes our cost of operations by category:

	Nine Months Ended September 30,		2017 compared to 2016
(in thousands)	2017	2016	$ change	% change
Cost of Operations:
Headcount and related costs	$62,042	$75,287	$(13,245)	(17.6)%
Variable costs	106,750	91,394	15,356	16.8%
Data processing, hosting and support costs	53,612	59,466	(5,854)	(9.8)%
Network costs	33,491	34,713	(1,222)	(3.5)%
Other operating related costs	9,115	12,099	(2,984)	(24.7)%
Cost of Operations	$265,010	$272,959	$(7,949)	(2.9)%

The decrease in headcount and related costs for the nine months ended September 30, 2017 was primarily driven by a reduction in headcount costs resulting primarily from our March 2016 and December 2016 restructuring plans.

Variable costs increased $15.4 million for the nine months ended September 30, 2017 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the nine months ended September 30, 2017 were generally lower as a result of lower data center and network circuit costs and professional fees associated with our data center migrations, partially offset by higher revenue related data processing costs.

As a percentage of revenues, cost of operations was 45.1% and 46.4% for the nine months ended September 30, 2017 and 2016, respectively.

Sales and marketing expense was unchanged for the nine months ended September 30, 2017 compared to the same period in 2016. Sales and marketing expense was impacted by lower headcount and related costs resulting from our March 2016 and December 2016 restructuring plans, partially offset by higher professional fees associated with our go-to-market sales and marketing initiatives. As a percentage of revenues, sales and marketing expense was 9.2% for the nine months ended September 30, 2017 and 2016.

General and administrative expense decreased $15.5 million to $71.9 million for the nine months ended September 30, 2017 from $87.4 million for the same period in 2016. The decrease in general and administrative expense was due primarily to lower headcount and related costs resulting from our March 2016 and December 2016 restructuring plans as well as the favorable outcome of an indirect tax examination in one of our European jurisdictions. As a percentage of revenues, general and administrative expense was 12.2% and 14.8% for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense decreased $10.7 million to $145.3 million for the nine months ended September 30, 2017 from $156.0 million for the same period in 2016. The decrease was primarily driven by $9.4 million of lower amortization of intangible assets resulting from the pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH Acquisitions.

Restructuring expense decreased $9.4 million to $5.1 million for the nine months ended September 30, 2017 from $14.5 million for the same period in 2016. The decrease was primarily driven by severance costs related to the March 2016 restructuring plan in 2016, partially offset by data center contract termination and severance costs incurred in 2017. See Note 7 to our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other operating income includes a gain of $5.5 million as a result of a one-time transfer of certain data center equipment to Syniverse at no cost during the three months ended September 30, 2016.

Other Income (Expense), net

Interest expense, net increased $8.7 million to $101.0 million for the nine months ended September 30, 2017 from $92.3 million for the same period in 2016. The increase was due primarily to debt modification costs associated with the Exchange Offer completed in January 2017 and higher interest rates on our Initial Term Loans and Tranche B Term Loans, partially offset by lower interest as a result of our repurchase of $23.7 million aggregate principal amount of the Syniverse Notes in April 2017.

Other, net decreased $4.9 million to a $2.1 million loss for the nine months ended September 30, 2017 from a $2.7 million gain for the same period in 2016 primarily due to the strengthening of the Euro value in 2017 and weakening of the pound sterling in 2016.

Provision for Income Taxes

We recorded an income tax provision of $6.5 million for the nine months ended September 30, 2017, compared to a benefit of $33.6 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, the effective tax rate was a provision of (11.2)% and a benefit of 41.4%, respectively. The change in our effective tax rate was chiefly attributable to (i) impact of certain discrete items in the prior and current year, (ii) relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions and (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the Revolving Credit Facility and we believe that we have sufficient liquidity to meet our currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below) we are required to make a mandatory principal payment on our Senior Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. Historically, we have been successful in obtaining financing, although the marketplace for such financing may become restricted depending on a variety of economic and other factors. As of September 30, 2017, approximately 43% of our cash and cash equivalents were held by our foreign subsidiaries. Our Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

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

Cash Flow

Cash and cash equivalents were $121.3 million at September 30, 2017 as compared to $136.2 million at December 31, 2016. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$86,501	$78,817
Net cash used in investing activities	(49,661)	(83,405)
Net cash used in financing activities	(55,797)	(55,343)
Effect of exchange rate changes on cash	4,050	245
Net decrease in cash and cash equivalents	$(14,907)	$(59,686)

Net cash provided by operating activities was $86.5 million for the nine months ended September 30, 2017 as compared to $78.8 million for the nine months ended September 30, 2016. The increase was primarily due to:

•	improved operating results;

•	lower payments for income taxes;

•	lower payments for professional fees associated with data center migrations; and

•	timing of payments to vendors.

These increases were partially offset by:

•	increased payments for restructuring activities; and

•	increased working capital usage associated with accounts receivable.

Net cash used in investing activities was $49.7 million for the nine months ended September 30, 2017 as compared to $83.4 million for the nine months ended September 30, 2016. The decrease was driven by:

•	decreased cash used for investment in Vibes of $40.5 million in 2016.

This decrease was partially offset by:

•
increased capital expenditures of $7.0 million primarily due to investments in security and network infrastructure to enhance our platform, partially offset by lower data center migration capital expenditures.

Net cash used in financing activities was $55.8 million for the nine months ended September 30, 2017 as compared to $55.3 million for the nine months ended September 30, 2016. The increase was due to:

•	payment of debt modification costs of $9.8 million during 2017 in connection with the Exchange Offer;

•	increased payments on capital lease obligations of $1.9 million in 2017 as compared to 2016;

•	payment of debt issuance costs of $1.1 million during 2017 in connection with the Amendment of our Revolving Credit Facility; and

•	increased distributions to noncontrolling interest of $0.8 million in 2017 as compared to 2016.

This increase was substantially offset by:

•	decreased debt principal payments of $11.2 million during 2017 as compared to 2016; and

•	decreased distributions to Syniverse Corporation of $2.0 million in 2017 as compared to 2016 due to decreased share repurchases in connection with share-based compensation.

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
As of September 30, 2017, the carrying amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, excluding original issue discount and deferred financing costs, was $890.0 million and $662.4 million, respectively. At September 30, 2017, the applicable interest rate were 4.31% and 4.33% on the Initial Term Loans and the Tranche B Term Loans, respectively, based on the Eurodollar rate loan option.

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

If we undertake a repayment, repurchase, redemption or refinancing, in whole or in part, in one or a series of transactions, of the outstanding indebtedness under the Senior Credit Facility and/or the Syniverse Notes or other comprehensive refinancing or recapitalization of our existing debt and/or equity capital structure, or if we experience certain kinds of changes of control, in each case at any time prior to January 15, 2019, we may redeem the SFHC Notes at a redemption price of 101%, plus accrued and unpaid interest, if any, to the redemption date.

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

We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the period ended March 31, 2017 which is recorded in Interest expense in the unaudited condensed consolidated statements of operations.

Syniverse Notes

On December 2, 2010, we issued $475.0 million of Syniverse Notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the Syniverse Notes is paid on January 15 and July 15 of each year.

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

We may redeem the Syniverse Notes, at our option, in whole at any time or in part from time to time, at 100% of the principal amount of the Syniverse Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. Following the Exchange Offer and partial repurchases, $81.7 million aggregate principal amount of the Syniverse Notes remains outstanding at September 30, 2017.

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
Adjusted EBITDA is determined by adding the following items to net loss: other expense, net, excluding the impact of equity income in investees; provision for (benefit from) income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation; business development, integration and other expenses; and the Carlyle annual management fee including related expenses.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following tables:

	Three Months Ended September 30,
(in thousands)	2017	2016
Reconciliation to Adjusted EBITDA
Net loss	$(24,956)	$(17,163)
Other expense, net	32,036	30,196
Provision for income taxes	16,125	5,136
Depreciation and amortization	49,834	52,739
Employee termination benefits (a)	457	(247)
Restructuring (b)	1,097	1,087
Non-cash stock-based compensation (c)	3,563	3,612
Other operating income (d)	—	(5,499)
Business development, integration and other expenses (e)	308	2,202
Consulting fee and related expenses (f)	845	780
Adjusted EBITDA	$79,309	$72,843

	Nine Months Ended September 30,
(in thousands)	2017	2016
Reconciliation to Adjusted EBITDA
Net loss	$(64,591)	$(47,576)
Equity loss in investees	—	91
Other expense, net	103,511	89,712
Provision for (benefit from) income taxes	6,493	(33,553)
Depreciation and amortization	145,271	155,976
Employee termination benefits (a)	609	747
Restructuring (b)	5,126	14,530
Non-cash stock-based compensation (c)	11,209	13,049
Other operating income (d)	—	(5,499)
Business development, integration and other expenses (e)	5,026	11,080
Consulting fee and related expenses (f)	2,401	2,281
Adjusted EBITDA	$215,055	$200,838

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects a one-time transfer of certain data center equipment to Syniverse at no cost.

(e)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; CEO transition costs; and other expenses such as certain advisory services, employee retention costs, and certain data center migration costs.

(f)	Reflects management fees to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
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

A reconciliation of Syniverse Holdings, Inc. net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$86,501	$78,817
Capital expenditures	(50,167)	(43,178)
Free Cash Flow	$36,334	$35,639

SFHC Adjusted EBITDA is determined by adding the following items to SFHC net income: other expense, net, excluding the impact of equity income in investees; provision for (benefit from) income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation; business development, integration and other expenses. SFHC Adjusted EBITDA is a measure used under the indenture that governs the SFHC Notes.

A reconciliation of SFHC net income, the closest GAAP measure, to SFHC Adjusted EBITDA is presented in the following tables:

	Three Months Ended September 30,
(in thousands)	2017	2016
Reconciliation to SFHC Adjusted EBITDA
SFHC net income	$23,368	$(24,258)
Other expense, net	8,893	3,625
(Benefit from) provision for income taxes	(18,454)	28,186
Depreciation and amortization	9,376	9,135
Employee termination benefits (a)	296	—
Restructuring (b)	24	748
Non-cash stock-based compensation (c)	241	270
Business development, integration and other expenses (d)	—	336
SFHC Adjusted EBITDA	23,744	18,042

	Nine Months Ended September 30,
(in thousands)	2017	2016
Reconciliation to SFHC Adjusted EBITDA
SFHC net income	$12,090	$(86,623)
Equity income in investees	—	91
Other expense, net	35,359	1,682
(Benefit from) provision for income taxes	(10,226)	103,902
Depreciation and amortization	26,294	27,780
Employee termination benefits (a)	479	49
Restructuring (b)	235	4,509
Non-cash stock-based compensation (c)	855	969
Business development, integration and other expenses (d)	34	1,345
SFHC Adjusted EBITDA	$65,120	$53,704

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs and certain data center migration costs.

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $390.4 million and $297.9 million as of September 30, 2017 and December 31, 2016, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2017 we recorded $0.8 million and $2.4 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2016 we recorded $0.8 million and $2.4 million, respectively.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of September 30, 2017, Carlyle held $12.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and nine months ended September 30, 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our Senior Credit Facility. Our Senior Credit Facility is subject to variable interest rates dependent upon the Eurodollar rate floor. Under the Senior Credit Facility, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of September 30, 2017. Interest rate changes therefore generally do not affect the fair value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2017, a one-eighth percent change in assumed interest rates on our Senior Credit Facility would result in $2.0 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2017 would have increased or decreased our revenues and net loss by approximately $11.0 million and $0.7 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2017. Based on the evaluation, as of September 30, 2017, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Date: November 6, 2017