Form 10-K
period 2017-12-31
SYNIVERSE HOLDINGS INC
filed 2018-03-14
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
 _________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant is $0 as the registrant is a privately held corporation and its common stock is not publicly traded. The number of shares of common stock of the registrant outstanding at March 2, 2018 was 1,000.
Documents Incorporated by Reference
None

SYNIVERSE HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control and you should not place undue reliance on these forward looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties described under the heading “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	system failures or delays which could harm our reputation;

•	we do not control the networks over which many of our services are transmitted;

•	our reliance on third-party providers for communications software, hardware and infrastructure;

•	security breaches which could result in significant liabilities;

•	our ability to adapt quickly to technological and other changes;

•	our newly offered services may not perform as anticipated;

•	the loss of any of our significant customers;

•	the failure to achieve or sustain desired pricing levels;

•	consolidation among, or network buildouts by, customers could cause us to lose transaction volume and affect pricing;

•	the reduction of services by existing customers;

•	increased competition;

•	our customers may develop in-house solutions and no longer use our services;

•	the success of our international expansion is uncertain;

•	political instability in certain countries where we operate;

•	our compliance with anti-corruption laws and regulations;

•	our limited business in countries targeted by economic sanctions which could harm our reputation;

•	our compliance with domestic and international tax law;

•	our ability to receive and retain licenses or authorizations required to conduct our business internationally;

•	our ability to acquire and integrate complementary business and technologies;

•	unfavorable general economic conditions in the United States or in other major global markets;

•	additional costs and liabilities for maintaining privacy compliance;

•	our failure to generate the capital necessary to expand our operations and invest in new services;

•	changes in the regulatory landscape affecting us and our customers;

•	our ability to attract and retain key personnel;

•	failure to protect our intellectual property rights or claims by third parties that we infringe on or are in violation of their intellectual property rights;

•	fluctuation in currency exchange rates;

•	impairment of our intangible assets or goodwill;

•	potential litigation;

•	our ability to achieve desired organic growth;

•	our ability to maintain effective internal controls over financial reporting;

•	the significant influence Carlyle has over corporate decisions;

•	our ability to service our indebtedness.

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

Overview

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries, enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle approximately $15 billion annually between our customers.

We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including VoLTE. Our IPX network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with 30 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.

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
We derive revenues primarily from transaction-based and monthly recurring fees paid to us by our customers for various types of mobile services. A majority of our revenues were generated by transaction-based fees. These fees are based upon the number of records or transactions processed or the size of data records processed or both, and includes tier-based pricing and additional fees for volume above an agreed-upon threshold. Monthly recurring fees are based upon contractual provisions that require set, predictable payments each month. Due to the nature of our services, any single end-user call, data session or message often generates multiple transactions and payments from multiple customers. We have long-standing customer relationships, with an average tenure of 19 years among our top 10 customers and have maintained a customer contract renewal rate of 95% or higher over the past ten years. Our transaction-based and monthly recurring fee revenue model coupled with our long-term contracts and customer relationships provides us with a highly predictable and recurring revenue stream, with approximately 90% of our annual revenue for each of the last eight years earned under contracts in place at the beginning of the year. Our scalable infrastructure provides significant operating leverage, allowing us to benefit from volume growth and rapidly scale our services across customers, markets, and geographies with relatively low marginal costs. Our efficient management of capital expenditures and low working capital needs lead to significant free cash flow that we may use to repay indebtedness, make acquisitions and fund future growth in the business.
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

Revenues by service offerings were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Mobile Transaction Services	$634,364	$649,948	$731,496
Enterprise & Intelligence Solutions	159,148	131,944	129,979
Revenues	$793,512	$781,892	$861,475

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
North America	$464,436	$483,329	$534,178
Europe, Middle East and Africa	143,264	133,293	143,837
Asia Pacific	124,769	116,960	125,175
Caribbean and Latin America	61,043	48,310	58,285
Revenues	$793,512	$781,892	$861,475

For the years ended December 31, 2017, 2016 and 2015, we derived 53.6%, 57.0% and 57.8% of our revenues from customers in the United States, respectively.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	December 31,
(in thousands)	2017	2016
North America	$148,566	$201,753
Europe, Middle East and Africa	33,681	35,624
Asia Pacific	13,016	14,058
Caribbean and Latin America	394	638
Long-lived assets, net	$195,657	$252,073

For the years ended December 31, 2017 and 2016, 76.0% and 80.0%, respectively, of our long-lived assets were located in the United States.

Mobile Transaction Services

With the emergence of new technologies and market entrants within the mobile ecosystem, it remains critical to connect disparate networks and partners to deliver seamless and ubiquitous services to end-users. In order for an end-user to complete a call, initiate a data session, send a message, or perform numerous other functions using their mobile device, MNOs must connect with one another and exchange information. These connections and exchanges vary in complexity depending upon geography, technology, application and device. Our core strength is solving that complexity, bridging parties together to deliver seamless service to end-users. We provide the interconnection between approximately 900 MNOs, processing over 4 billion billable transactions each day between and among these MNOs. This transaction processing facilitates clearing of transaction records, settlement of transaction fees, authentication and activation of subscribers and advanced data transport services, among other mission-critical services. Any time information passes from one network to another, we can provide the connection and process the transaction that enables the exchange.

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

Process and Settle Payments between Participants in the Mobile Ecosystem

We are the largest wholesale provider of financial settlement services to the mobile industry, providing these services to MNOs to settle approximately $15 billion annually between our customers. On a monthly basis we determine the wholesale fees owed between and among our MNO customers and their roaming partners and perform the reconciliation, generate the invoicing and settle the payment of these wholesale roaming fees.

Activate, Authenticate and Authorize End-user Mobile Activities

We provide signaling solutions that deliver over 12 billion records daily while operating with 99.999% availability. These records authenticate the identity of end-users while roaming and authorize the appropriate level of service in the visited network. Our signaling solutions and ability to interact with specialized MNO databases are used by MNOs to communicate with each other regarding the activities taking place outside their home 2G, 3G, LTE or Wi-Fi networks. Our number portability services, active in several countries, allow end-users to keep their mobile numbers when activating service on a new network. As service providers continue to leverage their networks to introduce new services, we work with our customers to develop and manage new signaling solutions to activate, authenticate and authorize these new services between MNOs.

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

Provide Data Transport Services over Our Global IP Data Network Regardless of Technology Protocol

We operate the largest independent global IPX network with more than 400 direct MNO connections and 36 network access points through which we provide both interconnectivity and roaming services between MNOs. We launched our IPX network in 2009 with a broad range of services, including a comprehensive LTE portfolio. LTE roaming services have been available since January 2012 with over 140 live LTE roaming customers across more than 4,000 LTE roaming routes. IP networks are used by MNOs and M2M providers for the transport of end-user data and content. With the explosive growth of high speed data networks, smart phones and applications, our customers have increased their reliance on IP networks to meet the insatiable demand for bandwidth. MNOs rely on private secure IPX gateways to provide connectivity between their internal IP networks for the secure exchange of end-user content. M2M and MVNO providers often use IPX networks to manage all internet access for their end-users. We also provide a diameter signaling service that currently delivers approximately 800 million daily transactions, which is reflective of the technological evolution from 3G signaling to next generation LTE. Diameter signaling services enables MNOs to better manage mobile data and signaling traffic growth across LTE and IMS networks.

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

Connect Enterprises to the Mobile Ecosystem for Enhanced Customer and Employee Engagement

We provide enterprises, such as banks, retailers, airlines and hotels, with the ability to reliably reach and interact with all of their customers and employees via mobile devices regardless of geography, network, device or application. Our high-volume processing capabilities currently support in excess of 30 million messages being sent by our enterprise customers to end-users daily.

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

Our Solution and Competitive Strengths

Syniverse addresses the need of mobile ecosystem participants for a neutral and trusted intermediary. For 30 years we have simplified the complexity of the mobile ecosystem by leveraging economies of scale to efficiently enable the secure, real-time processing of the billions of transactions required each day to enable a ubiquitous and seamless mobile experience. Every mobile ecosystem participant to which we connect increases the value of our services for all of our customers. We have the following key capabilities:

•
Ability to operate across and translate between all network technology types, including 2G, 3G, 4G, LTE and Wi-Fi, device types such as smartphones, tablets and PCs, and business models introduced by new entrants to the mobile ecosystem.

•	Market-leading proprietary technology applications and robust global networks with network availability exceeding 99.999%.

•	Platform integration into and trusted deep relationships with approximately 900 MNOs and 450 OTTs and enterprises in nearly 200 countries.

•	Ability to independently monitor and enforce complex contractual arrangements between our customers.

•	Access to a unique portfolio of real-time data and the ability to produce analytical insights from this data enabling our customers to enhance their end-user experience.

We believe the following strengths provide competitive advantages that position us well to enhance our position at the center of the mobile ecosystem and to capitalize on the growth trends in our industry.

Industry Leader with Global Scale

We are the leading global provider of transaction processing and intelligence solutions across the mobile ecosystem. We are a primary connection point and a trusted neutral intermediary to approximately 1,350 MNOs, OTTs and enterprises, creating significant value for our customers and, ultimately, their end-users. We believe our geographic footprint, scope of operations, and established relationships with blue-chip customers make our business model and global scale difficult, time-intensive and costly to replicate. Our technology platforms are highly scalable, processing nearly two trillion billable transactions annually, and can easily support new services, new customers and transaction volume growth without incurring significant additional costs.

Operational Excellence Supported by Proprietary and Secure Technology Platforms

We have a proven track record of operational excellence. Our network operates with over 99.999% availability and all of our platforms have high reliability as a result of our investment in our technology infrastructure and platforms, system redundancy and automated recovery, security and the expertise of our highly skilled workforce. Our mission-critical services directly impact our customers’ operational and financial performance and, as a result, we believe that the operational reliability of our technology platform is a critical competitive differentiator. Our proprietary and secure technology platforms, located across 18 countries on 4 continents, are situated in 23 data centers and 36 network access points, supporting our global IP backbone. Our state-of-the-art network and application monitoring centers ensure global connectivity and respond to service degradation notifications and other alarms, enhancing and maintaining our customers’ ability to provide a seamless and ubiquitous end-user experience.

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

Uniquely Positioned to Drive Innovation in the Mobile Ecosystem

We believe that our expertise and experience in the mobile ecosystem, long-standing customer relationships and integrated position with MNOs uniquely positions us to provide innovative and relevant new services to a variety of customers in response to changing technologies, the needs of new and non-traditional market entrants as well as the ever-changing preferences of end-users. We have a history of investing in and developing new services that anticipate and respond to our customers’ needs as new technologies, standards, entrants and business models are introduced into the mobile ecosystem. Over the last seven years, we have invested over $250 million in the development of new services and new features for our portfolio of existing services. We often develop services in collaboration with our customers, enabling us to mitigate the financial risk associated with our R&D investments. We believe our culture of innovation positions us well to capitalize on future growth opportunities. To support this effort, we have a talented workforce, including approximately 500 product developers and engineers who participate in, and often lead, industry groups responsible for developing new mobile technology standards. We are an active participant in the international wireless community as a member of GSMA and have been consistently recognized as an innovation leader, having received numerous awards, including Global Telecoms Business Innovation Awards, GSMA Global Mobile Awards and Total Telecom World Vendor Awards, among many others.

Longstanding Customer Relationships and Diverse Customer Base

We have provided services to our top 10 customers for an average of 19 years. The mission-critical nature and superior quality of our services have allowed us to maintain a customer contract renewal rate of 95% or higher over the past ten years. We have a diverse set of approximately 1,350 customers in nearly 200 countries. These customers include MNOs, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 5 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers, including the top 3 credit card networks worldwide and a multinational hotel brand.

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

Continue to Develop Innovative Services

We will continue to invest substantial resources in the development of new services to address trends affecting the mobile ecosystem. For example, we have developed a cloud based mobile protection and revenue assurance offering that allows our customers to implement domestic and roaming fraud prevention services quickly and cost effectively. Similarly, we have developed a simplified interface for enterprise application developers that allows enterprises to easily integrate their services with our mobile communications infrastructure, such as our messaging platform, to accelerate the deployment of their services to mobile end users. We believe we will continue to successfully develop new, innovative services individually and through partnerships and joint initiatives with our customers. We will continue to focus on meeting our MNO and enterprise customers’ growing needs for diverse intelligence and analytic solutions, leveraging our unique position at the center of the mobile ecosystem and the substantial amount of data we have access to and process on behalf of our customers. We have grown the average number of customers per service for our top 10 services from 106 in 2011 to over 200 in 2017.

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

Employees

As of December 31, 2017, we had 2,179 full-time equivalent employees, with approximately 63% located outside the United States. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees under collective bargaining agreements and/or on workers’ councils. We believe that employee relations are positive.

Sales and Marketing

As of December 31, 2017, our sales and marketing organizations included 287 people who identify and address customer needs and concerns, deliver comprehensive services and offer a complete customer support system.

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

Technology and Operations

Technology

As of December 31, 2017, our technology group was comprised of 502 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The primary functions of the technology group include Product Development and Life Cycle, Operational Support Services, Technology Services and Innovation.

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

Operations

As of December 31, 2017, we had 932 employees dedicated to managing internal operations and customer support functions. Key functions include:

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

As of December 31, 2017, we had 158 employees dedicated to network provisioning, monitoring and support.

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

Customers

We have a diverse set of customers consisting of approximately 1,350 customers in nearly 200 countries. Our customers include 97 of the top 100 MNOs globally, such as Verizon Wireless, América Móvil, Vodafone, Telefónica, China Unicom and Reliance Communications; OTTs, including 3 of the 5 largest social networking sites in the United States and one of the largest social networking sites in China; and blue-chip enterprise customers including the top 3 credit card networks worldwide and a multinational hotel brand. Our customer base has remained stable over time, as we have been providing services to our top 10 customers for an average of 19 years. We believe these longstanding relationships, and the mission-critical nature and superior quality of our services, have allowed us to maintain a customer contract renewal rate of 95% or higher over the past ten years.

Our two largest customers, Verizon Wireless and AT&T Mobility, generated 14.6% and 10.2%, respectively, of total revenues for the year ended December 31, 2017. No other customer generated more than 10% of total revenues for the year ended December 31, 2017.

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

Intellectual Property

We currently maintain approximately 237 registrations and 30 pending applications covering our service and trade marks in the United States and foreign countries; approximately 98 issued patents and 45 pending patent applications in the United States and foreign countries, 11 of which are jointly owned with Verizon Communications; and 60 U.S. Copyright Registrations. We also rely on trade secret and copyright laws as well as contractual arrangements to protect our trade secrets and copyrightable works.

ITEM 1A.       RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. If these events were to occur, we may not be able to pay all or part of the interest or principal on our indebtedness, including the Syniverse Notes. Information contained in this section may be considered “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

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
Our IT systems are subject to security risks and we may incur increasing costs in an effort to minimize those risks. Our services require that we electronically receive, process, store and transmit customer information, which includes certain sensitive consumer and end-user data. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. We believe the risk that a security breach could seriously harm our business is high and is likely to increase as we expand our technology and network footprint. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors and customers) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, vendors and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems. If our services are perceived as not being secure, our strategy to be a leading provider of technology solutions to the wireless ecosystem may be adversely impacted.
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
Our industry is characterized by rapid technological change and changing customer demands, such as the evolution of LTE and 5G networks, the replacement of CDMA networks and the evolution of the OTT ecosystem that may bypass or compete with MNO networks for certain services, such as messaging. Our success depends on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer needs. Significant technological changes or changes in the needs of our customers have in the past, and are likely to continue to in the future, make certain of our services obsolete, such as our CDMA services. In addition, technological and other changes may result in a shift in end-user preferences or a decline in reliance on the mobile ecosystem, including, but not limited to, further advances in web-based personal communication. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would impair our ability to compete, retain customers or maintain our financial performance. Our future revenues and profits will depend, in part, on our ability to sell to new market participants.
Our new services, such as our data analytics, business intelligence, mobile engagement, anti-fraud, policy and charging, IPX and Enterprise A2P messaging solutions, may not be widely adopted by our current or targeted customers.
In order to continue to meet the rapidly evolving needs of our customers and their end-users, we must continue to develop new services that are responsive to those needs. In particular, we have recently begun to expand our offerings of data analytics, business intelligence, mobile engagement, anti-fraud, policy and charging, IPX and Enterprise A2P messaging solutions to our customers. Our ability to realize the benefits of these and other new services depends, in part, on the adoption and utilization of such services and solutions by our customers, and we cannot be certain that existing or targeted customers will adopt such offerings in the near term or at all. If we are not successful in our efforts to develop and monetize new services, including data analytics and business intelligence solutions, our prospects, financial condition and results of operation would be materially adversely affected.
We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would negatively impact our financial performance.
Our 10 largest customers for the years ended December 31, 2017 and 2016 represented approximately 50% and 51% of our reported revenues in the aggregate, respectively. We expect to continue to depend upon a small number of customers for a significant percentage of our revenues going forward. Since our major customers represent such a large part of our business, the loss of any of our major customers or any services provided to these customers would negatively impact our business. Any non-renewal of contracts with these customers could materially reduce our revenues.
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
Although some of our customer contracts require our customers to make minimum payments to us, these minimum payments are substantially less than the revenues that we have historically earned from these customers. While our contracts are generally subject to a multi-year term, the amount of revenue produced by the contract is not guaranteed. If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, or not to renew their contracts with us, our revenues would decline.
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

•
the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including for example TRAI’s recent rate reduction for number portability services in India; and

•	the potential difficulty in enforcing intellectual property rights in certain foreign countries.
For the year ended December 31, 2017, 46.4% of our total revenue was generated outside of the U.S. as compared to 43.0% for the year ended December 31, 2016. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could result in higher costs or reduced revenues for our international operations.
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
OFAC enforces certain laws and regulations (“OFAC Sanctions”) that impose restrictions upon U.S. nationals, U.S. permanent residents, persons located in the U.S., or entities organized under the laws of a U.S. jurisdiction (collectively, “U.S. Persons”), upon business conducted in whole or in part in the U.S., and, in some instances, upon foreign entities owned or controlled by U.S. Persons, with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of OFAC Sanctions (“U.S. Sanctions Targets”). U.S. Persons are also prohibited from facilitating such activities or transactions conducted by others. Similarly, the E.U. and its member nations enforce certain laws and regulations (“E.U. Sanctions”) that impose restrictions upon nationals of E.U. member states, persons located within E.U. member states, entities incorporated or constituted under the law of an E.U. member state, or business conducted in whole or in part in E.U. member states with respect to activities or transactions with certain countries, governments, entities and individuals that are the subject of E.U. Sanctions (“E.U. Sanctions Targets” and together with U.S. Sanctions Targets, “Sanctions Targets”). E.U. persons are also generally prohibited from activities that promote such activities or transactions conducted by others. Additionally, U.S. law authorizes the imposition of various disabilities (“U.S. Secondary Sanctions”) on non-U.S. companies that engage in certain specified types of business involving Iran or Cuba. We engage in limited business activities in countries that are Sanctions Targets, including Iran, Syria, Sudan and Cuba. Our activities and investments in Iran, Syria, Sudan and Cuba in the aggregate accounted for approximately 0.2% of our consolidated revenues during the year ended December 31, 2017. We expect to continue to engage in these limited business activities in countries that are deemed Sanctions Targets over the foreseeable future. Although we believe that OFAC and E.U. Sanctions under their current terms do not prohibit our current activities, and that our current activities will not cause us to be subject to potential U.S. Secondary Sanctions under current U.S. law, our reputation may be adversely affected and investors may divest their investments in us as a result of internal investment policies or may decide for reputational reasons to divest such investments. In addition, the sanctions laws and regulations could be changed in ways that would require us to discontinue or limit our current activities involving Iran, Syria, Sudan or Cuba, or involving other countries, individuals or entities that are not currently designated as Sanctions Targets. We cannot assure you that the foregoing will not occur or that such occurrence will not have a material adverse effect on the value of our securities.
We conduct business in both domestic and international markets with complex and evolving tax rules, which subjects us to taxation related risks.
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
On December 22, 2017, the United States enacted comprehensive tax legislation called the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which could have an overall unfavorable effect on our prospective cash tax obligations as well as our effective income tax rate.
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
Personal privacy has become a significant issue in the U.S., European nations and in other countries where we offer our services. The regulatory framework for privacy issues worldwide is currently complex and evolving, and we believe it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. For example, the E.U. has issued the General Data Protection Regulation (“GDPR”) which will be effective May 25, 2018 and will apply to anyone doing business in Europe. In general GDPR sets a higher bar for privacy compliance, including new data subject rights (such as the right to be forgotten, the right to portability and the right to restriction of data), new mandatory security breach notification requirements, requirements to conduct data protection impact assessments and extensive record keeping requirements. Failure to comply with GDPR can have significant consequences with fines up to 4% of global annual revenue. In addition, the Company may incur significant costs in ensuring that its systems and services comply with GDPR.
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
In addition, the majority of our customers are MNOs and are subject to significant government regulation by various regulatory bodies, such as the FCC and European Commission. The abolition of retail roaming charges beginning June 15, 2017 in the E.U. as a result of actions taken by the European Commission capped the price that carriers could charge one another for roaming minutes, which lowered the roaming revenues of our customers and could put downward pricing pressure on our data clearing services. Any change in current or future laws or regulations that negatively impact our customers could harm our business and results of operations. Several services that we offer also may be indirectly affected by regulations imposed upon the customers and end-users of those services. These regulations may increase our costs of operations and affect whether and in what form we are able to provide a given service at all.
We cannot predict when, or upon what terms and conditions, further regulation, or deregulation, might occur or the effects, adverse or otherwise, that such regulation may have on our business.
We depend on key personnel to manage our business effectively and may not be successful in attracting and retaining such personnel.
We depend on the performance of our executive management team and other key employees that have acquired specialized knowledge and skills with respect to our business and operations. Following changes at our executive management level recently, including our Chief Executive Officer, our future success depends on our newly hired executives to deliver on performance goals. Our success also depends on our ability to attract, integrate, train, retain and motivate other key employees and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. Competition for key technical personnel in high-technology industries such as ours is intense and the costs associated with attracting and retaining key technical personnel are significant. The loss of the services of any of our executive management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

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
A significant part of our business consists of sales made to customers outside the U.S. During the year ended December 31, 2017, approximately 19% of the revenues we received from such sales were denominated in currencies other than the U.S. dollar. Additionally, portions of our operating expenses are incurred by our international operations and denominated in local currencies. We cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non‑U.S. dollar denominated assets and liabilities, including inter-company balances eliminated in consolidation, which can be adversely affected by fluctuations in currency exchange rates. Currently, we do not engage in currency hedging contracts.
Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.
As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets, including capitalized software, net of amortization, together accounted for approximately 85.0% of the total assets on our balance sheet as of December 31, 2017. We may not realize the full fair value of our intangible assets and goodwill. We may engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We currently evaluate, and will continue to evaluate, on a regular basis whether all or a portion of our goodwill or other intangible assets may be impaired. Under current accounting standards, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our results of operations.
We are a party to a number of lawsuits that arise in the ordinary course of business and may become a party to others in the future.
We are a party to a number of lawsuits that arise in the ordinary course of business and may become a party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits in which we are involved are reasonably estimated to be material as of the date of this Annual Report on Form 10-K, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us. Refer to Item 1. Business -“Litigation.”
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
As of February 28, 2018, investment funds affiliated with Carlyle owned 98.6% of the common stock of our indirect parent, Syniverse Corporation, and are able to control our affairs. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. If we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates as equity holders might conflict with the interests of holders of our indebtedness. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.
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
We have a significant amount of indebtedness. As of December 31, 2017, the aggregate amount of our indebtedness (excluding capital lease obligations), net of original issue discount and deferred financing costs, was $1,943.2 million (with approximately $85.6 million of unused commitments under our revolving credit facility (the “Revolving Credit Facility”)) on a consolidated basis, of which approximately $1,536.7 million was secured. The aggregate principal amount of our indebtedness as of December 31, 2017 was $1,963.6 million, of which $1,552.4 million was secured. On March 9, 2018, we completed the refinancing (the “2018 Refinancing”) of our existing first lien credit facility (the “Old First Lien Credit Facility”) with the fifth amendment to the Old First Lien Credit Facility to, among other things, establish a new tranche of term loans maturing on March 9, 2023, in an aggregate principal amount of $1,702 million (the “New First Lien Credit Facility”) and to extend the revolving credit facility (the “New Extended Revolving Credit Facility”) until December 9, 2022. On the same date, we entered into a $220 million second lien term loan facility maturing on March 11, 2024 (the “New Second Lien Credit Facility” and, together with the New First Lien Credit Facility, the “New Credit Facilities”). We used the borrowings under the New Credit Facilities to prepay in full (i) all term loans outstanding under the Old First Lien Credit Facility and (ii) the SFHC Notes.
Our substantial indebtedness could have important consequences to our investors. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other purposes. During the year ended December 31, 2017, interest and other payments on our indebtedness totaled $117.7 million, which accounted for approximately 44.7% of net cash provided by operating activities excluding interest payments. Following the 2018 Refinancing, we expect to make interest payments of $149.7 million in 2018 and $141.9 million in 2019, which is approximately 56.8% and 53.8%, respectively, of our fiscal 2017 net cash provided by operating activities excluding interest payments. We currently expect to make principal payments for a total of approximately $12.8 million in 2018, as required pursuant to the quarterly principal amortization under the New Credit Facilities. In addition, we expect to pay $41.7 million of our Syniverse Notes at its maturity in January 2019 or earlier if we so elect;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	expose us to the risk of increased interest rates as borrowings under the New Credit Facilities and the New Extended Revolving Credit Facility are subject to variable rates of interest;

•	expose us to additional risks related to currency exchange rates and repatriation of funds;

•	place us at a competitive disadvantage compared to certain of our competitors who have less debt, including during times of adverse economic and industry conditions; and

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
The indenture governing the Syniverse Notes and the credit agreements governing the New Credit Facilities and New Extended Revolving Credit Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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
Our failure to comply with these covenants and restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. Following an event of default, the lenders under the New Extended Revolving Credit Facility will also have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the New Credit Facilities will also have the right to proceed against the collateral that secures those borrowings. If the indebtedness under the New Credit Facilities, and the Syniverse Notes were to be accelerated, it could cause us to become bankrupt or insolvent.
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
Our business may not generate sufficient cash flow from operations and future borrowings may not be available in an amount sufficient to enable us to pay our indebtedness when due or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the New Credit Facilities, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants and limitations in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the New Credit Facilities and New Extended Revolving Credit Facility, could proceed against the collateral securing such secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
The right of holders of Syniverse Notes to receive payments on the Syniverse Notes is effectively subordinated to the rights of our existing and future secured creditors to the extent of the value of the assets securing that indebtedness. Further, the guarantees of the Syniverse Notes are effectively subordinated to all our guarantors’ existing and future secured indebtedness.
The Syniverse Notes are not secured by any of our or our subsidiaries’ assets. Holders of our secured indebtedness and the secured indebtedness of the guarantors could have claims that are prior to the claims of holders of the Syniverse Notes to the extent of the value of the assets securing that other indebtedness. Notably, we and certain of our subsidiaries, including the guarantors, are parties to the New Credit Facilities and New Extended Credit Facility, which are secured by liens on a substantial portion of our assets and the assets of the guarantors. The Syniverse Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the Syniverse Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Syniverse Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Syniverse Notes. As a result, holders of the Syniverse Notes may receive less, ratably, than holders of our secured indebtedness.
Following the 2018 Refinancing, as of March 9, 2018, the aggregate amount of Syniverse’s secured indebtedness (excluding capital lease obligations) was approximately $1,922.0 million, and we had $85.6 million of unused commitments under our New Extended Revolving Credit Facility. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the Syniverse Notes.
Claims of noteholders are effectively subordinated to claims of creditors of all of our non-guarantor subsidiaries.

The Syniverse Notes are guaranteed on a senior basis by our existing and future wholly owned domestic restricted subsidiaries that are guarantors of the New Credit Facilities. Our non-guarantor subsidiaries held approximately $625.0 million, or 19.9%, of our total assets and $458.4 million, or 21.0%, of our total liabilities as of December 31, 2017 and accounted for approximately $187.5 million, or 23.6%, of our revenues for the year ended December 31, 2017 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture and the New Credit Facilities, and any subsidiary so designated will not be a guarantor of the Syniverse Notes or the New Credit Facilities.
Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Syniverse Notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of noteholders to realize proceeds from the sale of any of those subsidiaries’ assets, are effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of debt of those subsidiaries. In addition, the indenture governing the Syniverse Notes and the credit agreements governing the New Credit Facilities permit non-guarantor subsidiaries to incur significant additional indebtedness.
We are a holding company with no operations and may not have access to sufficient cash to fund all of our operations and expenses, including to make payments on our indebtedness.
We are a holding company and have limited direct operations. Our operations are conducted almost entirely through our subsidiaries. As a result, our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or inter-company loans and such dividends may be restricted by law or the agreements of our subsidiaries.
The lenders under the New Credit Facilities have the discretion to release the guarantors under the New Credit Facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Syniverse Notes.
While any obligations under the New Credit Facilities remain outstanding, any guarantee of the Syniverse Notes may be released without action by, or consent of, any holder of the Syniverse Notes or the trustee under the indenture governing the Syniverse Notes, at the discretion of lenders under the New Credit Facilities, if such guarantor is no longer a guarantor of obligations under the New Credit Facilities or any other indebtedness. The lenders under the New Credit Facilities will have the discretion to release the guarantees under the New Credit Facilities in a variety of circumstances. Holders of the Syniverse Notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Syniverse Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

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

In addition, we have a secure physical network infrastructure, consisting of 23 data centers and 36 network access points worldwide which are primarily facilitated through co-location leases.

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
Dividend Policy
Future determination as to the payment of cash or stock dividends on our common stock to our only stockholder, Buccaneer Holdings, LLC, will depend upon our results of operations, financial condition, capital requirements, restrictions contained in the New Credit Facilities, limitations contained in the indenture governing the Syniverse Notes, and such other factors as our Board of Directors considers appropriate.
For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 8 “Debt and Credit Facilities” to the consolidated financial statements included herein.
Equity Compensation Plan Information
As of December 31, 2017, we did not have any compensation plans under which our equity securities were authorized for issuance. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the compensation plans under which equity securities of our indirect parent company, Syniverse Corporation, are authorized for issuance.
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The table below sets forth our selected historical consolidated financial information. The selected historical consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 and the selected historical consolidated statements of operations data for the years then ended have been derived from our consolidated financial statements.

The selected financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data (1):
Revenues	$793,512	$781,892	$861,475	$916,295	$858,961
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	349,698	355,394	389,163	378,052	320,796
Sales and marketing	69,916	70,803	76,693	77,670	74,995
General and administrative	99,919	114,550	135,812	140,450	129,354
Depreciation and amortization (2)	194,550	208,130	215,167	237,577	216,198
Employee termination benefits (3)	1,923	869	948	9,140	5,939
Restructuring (4)	6,198	25,220	387	17,826	483
Acquisitions (5)(6)	—	—	111	1,974	21,632
Other operating income (7)	—	(5,499)	—	—	—
	722,204	769,467	818,281	862,689	769,397
Operating income	71,308	12,425	43,194	53,606	89,564
Other income (expense), net:
Interest expense, net (8)	(132,117)	(122,837)	(122,726)	(122,383)	(124,970)
Loss on early extinguishment of debt, net	(5)	—	—	—	(2,802)
Equity (loss) income in investees	(404)	(466)	36	35	422
Other, net	(3,527)	2,901	(1,093)	(2,651)	(6,837)
	(136,053)	(120,402)	(123,783)	(124,999)	(134,187)
Loss before benefit from income taxes	(64,745)	(107,977)	(80,589)	(71,393)	(44,623)
Benefit from income taxes	(43,946)	(42,807)	(31,277)	(25,093)	(4,328)
Net loss from continuing operations	(20,799)	(65,170)	(49,312)	(46,300)	(40,295)
Loss from discontinued operations, net of tax	—	—	—	(688)	(5,092)
Net loss	(20,799)	(65,170)	(49,312)	(46,988)	(45,387)
Net income attributable to noncontrolling interest	3,795	2,013	1,279	1,015	1,144
Net loss attributable to Syniverse Holdings, Inc.	$(24,594)	$(67,183)	$(50,591)	$(48,003)	$(46,531)
Balance Sheet Data (at end of period):
Total assets (9)(10)	$3,147,926	$3,240,100	$3,406,340	$3,505,206	$3,609,100
Total debt and capital lease obligations (9)	$1,953,958	$2,020,169	$2,050,330	$2,029,641	$1,998,310
 _____________________

(1)	Results include the following acquisitions in the respective periods subsequent to the acquisition date: Aicent acquisition completed in August 2014 and the MACH acquisition completed in June 2013.

(2)	Depreciation and amortization excludes accretion of debt discount and amortization of deferred finance costs, which are both included in Interest expense within the Statement of Operations Data.

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

(5)	The years ended December 31, 2015 and 2014 reflects costs associated with the acquisition of Aicent and includes professional services costs, such as legal, tax, audit and transaction advisory costs.

(6)	The year ended December 31, 2013 reflects costs associated with the acquisition of MACH and includes professional services costs, such as legal, tax, audit and transaction advisory costs.

(7)	The year ended December 31, 2016 reflects a gain related to a one-time transfer of certain data center equipment from a vendor to Syniverse at no cost.

(8)
The years ended December 31, 2014 and 2013 reflect a reclassification of Interest income into the Interest expense, net line item in our consolidated statements of operations to conform to the current year presentation. The reclassification had no effect on our reported results of operations.

(9)
The years ended December 31, 2014 and 2013 reflect a reclassification of deferred financing costs from Prepaid and other current assets and Deferred costs, net into the Long-term debt, net of original issue discount and deferred financing costs line item in the consolidated balance sheets to conform with ASU 2015-03.

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

Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries, enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle approximately $15 billion annually between our customers.

We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including VoLTE. Our IPX network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with 30 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.

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

Executive Overview

Financial Highlights

Revenues increased $11.6 million, or 1.5%, to $793.5 million for the year ended December 31, 2017, from $781.9 million for the same period in 2016. Operating income increased $58.9 million to $71.3 million for the year ended December 31, 2017 from $12.4 million for the same period in 2016. Net loss decreased $44.4 million to $20.8 million for the year ended December 31, 2017 from $65.2 million for the same period in 2016. Adjusted EBITDA increased $21.7 million, or 7.9%, to $297.2 million for the year ended December 31, 2017 from $275.5 million for the same period in 2016. See “Non-GAAP Financial Measures” below for a reconciliation of Net loss to Adjusted EBITDA.

Business Developments
On January 11, 2017, Syniverse Foreign Holdings Corporation (“SFHC”), a wholly-owned subsidiary of Syniverse Holdings, Inc., completed its offer to exchange (the “Exchange Offer”) the Company’s outstanding 9.125% Senior Notes due 2019 (the “Syniverse Notes”) for new senior unsecured notes issued by SFHC bearing interest at 9.125% per annum with a maturity date of January 15, 2022 (the “SFHC Notes” and, together with the Syniverse Notes, the “Senior Notes”). According to the information and exchange agent for the Exchange Offer, 91.26% of the outstanding principal amount of the Syniverse Notes was tendered. Pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes, and a like amount of Syniverse Notes were cancelled.
On December 29, 2017, we redeemed $40.0 million aggregate principal amount of the Syniverse Notes. Pursuant to the indenture governing the Notes, the Notes were redeemed at 100% of the principal amount, plus accrued and unpaid interest. As a result of fewer than $50.0 million aggregate principal amount of the Syniverse Notes remaining outstanding, as of December 29, 2017, the “springing maturity date” under the Old First Lien Credit Facility was no longer applicable.

On December 22, 2017, the United States enacted comprehensive tax legislation called the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the US federal corporate tax rate from 35% to 21%, requiring a mandatory transition tax on unremitted foreign earnings, a move from a worldwide to a territorial tax system and placing potential limits on the deductibility of interest expense. We have recorded a deferred income tax benefit of $36.8 million related to the revaluation of the Company’s net deferred tax assets and liabilities at the December 22, 2017 enactment date using the new 21% statutory rate. The calculation of the one-time transition tax is based on our total post-1986 deferred foreign income held in cash and other assets. Due to the timing of the enactment and the complexity of the Tax Act, the Company is unable to estimate a reasonable range of its post-1986 deferred foreign income and the related one-time impact associated with the mandatory transition tax. In addition, we continue to assess the other provisions of the Tax Act and will provide additional disclosures in the quarterly report on Form 10-Q for the period ending March 31, 2018.

On March 9, 2018, we completed the 2018 Refinancing with the fifth amendment to the Old First Lien Credit Facility to, among other things, establish a new tranche of term loans maturing on March 9, 2023, in an aggregate principal amount of

$1,702 million (the “New First Lien Credit Facility”) and to extend the Revolving Credit Facility (the “New Extended Revolving Credit Facility”) until December 9, 2022. On the same date, we entered into the $220 million New Second Lien Credit Facility maturing on March 11, 2024. We used the borrowings under the New Credit Facilities to prepay in full (i) all term loans outstanding under the Old First Lien Credit Facility and (ii) the SFHC Notes.

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

•
the extent to which increasingly complex requirements and changes in the regulatory landscape drive the need for enhancements to our existing services and infrastructure, the development of new compliance oriented services and the design and implementation of internal control procedures and processes, any of which may increase operational costs and burdens which could reduce our operating margins. Our ability to adapt to these new requirements and provide compliant services also could improve our competitive position and generally drive growth in demand for our services, which would drive growth in our revenue; and

•
the abolition of retail roaming charges beginning June 15, 2017 in the E.U. as a result of actions taken by the European Commission will affect our MNO customers’ roaming charges and could increase downward pressure on the prices we charge for our data clearing services. A decrease in roaming charges may also lead to an increase in the number of roaming transactions, as the cost to end-users for such transactions would be reduced, and such an increase could drive growth in the number of transactions we process, which could positively affect our revenue.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges and monthly recurring fees under long-term contracts, typically with three-year terms. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services and solutions we offer to our customers are provided through applications, connectivity and technology platforms owned and operated by us.

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

Results of Operations

Comparison of results of operations for the year ended December 31, 2017 with the year ended December 31, 2016

	Year ended December 31,	% of	Year ended December 31,	% of	2017 compared to 2016
(in thousands)	2017	Revenues	2016	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$634,364	79.9%	$649,948	83.1%	$(15,584)	(2.4)%
Enterprise & Intelligence Solutions	159,148	20.1%	131,944	16.9%	27,204	20.6%
Revenues	793,512	100.0%	781,892	100.0%	11,620	1.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	349,698	44.1%	355,394	45.5%	(5,696)	(1.6)%
Sales and marketing	69,916	8.8%	70,803	9.1%	(887)	(1.3)%
General and administrative	99,919	12.6%	114,550	14.7%	(14,631)	(12.8)%
Depreciation and amortization	194,550	24.5%	208,130	26.6%	(13,580)	(6.5)%
Employee termination benefits	1,923	0.2%	869	0.1%	1,054	121.3%
Restructuring	6,198	0.8%	25,220	3.2%	(19,022)	(75.4)%
Other operating income	—	—%	(5,499)	(0.7)%	5,499	(100.0)%
	722,204	91.0%	769,467	98.4%	(47,263)	(6.1)%
Operating income	71,308	9.0%	12,425	1.6%	58,883	473.9%
Other income (expense), net:
Interest expense, net	(132,117)	(16.6)%	(122,837)	(15.7)%	(9,280)	7.6%
Loss on early extinguishment of debt, net	(5)	—%	—	—%	(5)	—%
Equity loss in investees	(404)	(0.1)%	(466)	(0.1)%	62	(13.3)%
Other, net	(3,527)	(0.4)%	2,901	0.4%	(6,428)	(221.6)%
	(136,053)	(17.1)%	(120,402)	(15.4)%	(15,651)	13.0%
Loss before benefit from income taxes	(64,745)	(8.2)%	(107,977)	(13.8)%	43,232	(40.0)%
Benefit from income taxes	(43,946)	(5.5)%	(42,807)	(5.5)%	(1,139)	2.7%
Net loss	$(20,799)	(2.6)%	$(65,170)	(8.3)%	$44,371	(68.1)%

Revenues

Revenues increased $11.6 million, or 1.5%, to $793.5 million for the year ended December 31, 2017 from $781.9 million for the same period in 2016.

Revenue from Mobile Transaction Services decreased $15.6 million, or 2.4%, to $634.4 million for the year ended December 31, 2017 from $649.9 million for the same period in 2016. The decline was primarily attributable to volume reductions across our CDMA clearing and settlement and signaling portfolio totaling $31.2 million. Revenue from our GSM portfolio declined slightly, as competitive pricing pressure in our clearing and settlement suite was partially offset by an increase in GSM signaling. We also experienced a $6.5 million decline in certain lower margin non-strategic services that management has decided to de-emphasize. These declines were partially offset by a $22.1 million increase in our MTS growth products primarily from nearly 20 percent growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as strong growth within our policy and charging solutions. Our LTE based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $27.2 million, or 20.6%, to $159.1 million for the year ended December 31, 2017 from $131.9 million for the same period in 2016. The increase was primarily attributable to a $25.4 million increase in our Enterprise A2P messaging services, driven by volume growth from our enterprise and OTT customers, as well as growth in revenue from mobile intelligence services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies.

Costs and Expenses

Costs and expenses decreased $47.3 million to $722.2 million for the year ended December 31, 2017 from $769.5 million for the same period in 2016.

Cost of operations decreased $5.7 million to $349.7 million for the year ended December 31, 2017 from $355.4 million for the same period in 2016. The table below summarizes our cost of operations by category:

	Year ended December 31,		2017 compared to 2016
(in thousands)	2017	2016	$ change	% change
Cost of operations:
Headcount and related costs	$80,604	$97,115	$(16,511)	(17.0)%
Variable costs	142,728	119,898	22,830	19.0%
Data processing, hosting and support costs	69,980	77,592	(7,612)	(9.8)%
Network costs	44,877	45,600	(723)	(1.6)%
Other operating related costs	11,509	15,189	(3,680)	(24.2)%
Cost of operations	$349,698	$355,394	$(5,696)	(1.6)%

The decrease in headcount and related costs for the year ended December 31, 2017 was driven by our March 2016 and December 2016 restructuring plans, which lowered the costs associated with headcount.

Variable costs increased $22.8 million for the year ended December 31, 2017 compared to the same period in 2016. The increase in variable costs was primarily due to volume growth in our messaging services. Other elements of Cost of Operations for the year ended December 31, 2017 were generally lower as a result of a $10.6 million decrease in data center facility costs and a $3.5 million decrease in professional service fees primarily associated with our data center migrations that were completed in 2017. The decrease was partially offset by higher revenue related data processing costs.

As a percentage of revenues, cost of operations was 44.1% and 45.5% for the years ended December 31, 2017 and 2016, respectively.

Sales and marketing expense decreased $0.9 million to $69.9 million for the year ended December 31, 2017 from $70.8 million for the same period in 2016. The decrease in sales and marketing expense was primarily due to lower headcount related costs resulting from our March 2016 and December 2016 restructuring plans, partially offset by higher professional fees associated with our go-to-market sales and marketing initiatives. As a percentage of revenues, sales and marketing expense was 8.8% and 9.1% for the years ended December 31, 2017 and 2016, respectively.

General and administrative expense decreased $14.6 million to $99.9 million for the year ended December 31, 2017 from $114.6 million for the same period in 2016. The decrease in general and administrative expense was primarily due to a decrease of $10.7 million in headcount and related costs resulting from our March 2016 and December 2016 restructuring plans, lower medical expenses attributable to lower claims, higher product development productivity and lower stock compensation expense. In addition, general and administrative expense benefited by $3.6 million from a favorable outcome of an indirect tax examination in one of our European jurisdictions. As a percentage of revenues, general and administrative expense was 12.6% and 14.7% for the years ended December 31, 2017 and 2016, respectively.

Depreciation and amortization expense decreased $13.6 million to $194.6 million for the year ended December 31, 2017 from $208.1 million for the same period in 2016. The decrease was driven by $12.4 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions and $3.0 million of lower depreciation of property and equipment primarily driven by lower capital expenditures, partially offset by $1.8 million of higher amortization of capitalized software.

Restructuring expense was $6.2 million for the year ended December 31, 2017 compared to $25.2 million for the same period in 2016. The decrease in restructuring expense was primarily driven by severance costs related to the March 2016 and December 2016 restructuring plans in 2016, partially offset by data center contract termination and severance costs incurred in 2017. See Note 11 to our consolidated financial statements for additional details regarding our restructuring plans.

Other operating income decreased for the year ended December 31, 2017 compared to the same period in 2016 due to a gain of $5.5 million in 2016 as a result of a one-time transfer of certain data center equipment to Syniverse at no cost.

Other Income (Expense), net

Interest expense, net increased $9.3 million to $132.1 million for the year ended December 31, 2017 from $122.8 million for the same period in 2016. The increase was primarily due to $9.8 million of debt modification costs associated with the Exchange Offer completed in January 2017 and a higher interest rate on our Initial Term Loans and Tranche B Term Loans, partially offset by lower interest as a result of the repurchase of $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes in April 2017 and September 2017, respectively, and the redemption of $40.0 million aggregate principal amount of the Syniverse Notes in December 2017.

Other, net was a $3.5 million loss for the year ended December 31, 2017 compared to a $2.9 million gain for the same period in 2016 primarily due to the strengthening of the Euro value in 2017 and weakening of the pound sterling in 2016.

Benefit from Income Taxes

We recorded an income tax benefit of $43.9 million for the year ended December 31, 2017 compared to a benefit of $42.8 million for the same period in 2016. During the years ended December 31, 2017 and 2016, the effective tax rate was a benefit of 67.9% and 39.6%, respectively. The change in our effective tax rate was chiefly attributable to (i) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions, (ii) a benefit related to the release of certain unrecognized tax positions, (iii) the current year establishment of a valuation allowance against U.S. deferred tax assets, and (iv) the provisional impact of the Tax Act related to the change in the U.S. federal corporate rate.

Comparison of results of operations for the year ended December 31, 2016 with the year ended December 31, 2015

	Year ended December 31,	% of	Year ended December 31,	% of	2016 compared to 2015
(in thousands)	2016	Revenues	2015	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$649,948	83.1%	$731,496	84.9%	$(81,548)	(11.1)%
Enterprise & Intelligence Solutions	131,944	16.9%	129,979	15.1%	1,965	1.5%
Revenues	781,892	100.0%	861,475	100.0%	(79,583)	(9.2)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	355,394	45.5%	389,163	45.2%	(33,769)	(8.7)%
Sales and marketing	70,803	9.1%	76,693	8.9%	(5,890)	(7.7)%
General and administrative	114,550	14.7%	135,812	15.8%	(21,262)	(15.7)%
Depreciation and amortization	208,130	26.6%	215,167	25.0%	(7,037)	(3.3)%
Employee termination benefits	869	0.1%	948	0.1%	(79)	(8.3)%
Restructuring	25,220	3.2%	387	—%	24,833	6,416.8%
Acquisition	—	—%	111	—%	(111)	(100.0)%
Other operating income	(5,499)	(0.7)%	—	—%	(5,499)	—%
	769,467	98.4%	818,281	95.0%	(48,814)	(6.0)%
Operating income	12,425	1.6%	43,194	5.0%	(30,769)	(71.2)%
Other income (expense), net:
Interest expense, net	(122,837)	(15.7)%	(122,726)	(14.2)%	(111)	0.1%
Equity (loss) income in investee	(466)	(0.1)%	36	—%	(502)	(1,394.4)%
Other, net	2,901	0.4%	(1,093)	(0.1)%	3,994	(365.4)%
	(120,402)	(15.4)%	(123,783)	(14.4)%	3,381	(2.7)%
Loss before benefit from income taxes	(107,977)	(13.8)%	(80,589)	(9.4)%	(27,388)	34.0%
Benefit from income taxes	(42,807)	(5.5)%	(31,277)	(3.6)%	(11,530)	36.9%
Net loss	$(65,170)	(8.3)%	$(49,312)	(5.7)%	$(15,858)	32.2%

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

Revenue from Enterprise & Intelligence Solutions increased $2.0 million, or 1.5%, to $131.9 million for the year ended December 31, 2016 from $130.0 million for the same period in 2015. The increase was driven by a combination of volume growth in our Enterprise A2P messaging services and organic growth in our mobile engagement revenues as more enterprise customers adopt and implement mobile marketing strategies, partially offset by declines in mobile intelligence services provided to certain mobile operators.

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

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the New Extended Revolving Credit Facility and we believe that we have sufficient liquidity to meet our currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually, commencing with a payment in 2019 for the fiscal year of 2018, as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below), we are required to make a mandatory principal payment on our New Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. For the fiscal year 2018, no payment is required pursuant to the Excess Cash Flow provision. As of December 31, 2017 approximately 58% of our cash and cash equivalents was held by our foreign subsidiaries. Our New Extended Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

We may from time to time seek to prepay, repurchase or otherwise retire or extend our debt or debt securities, including the Syniverse Notes and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, privately negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions and prices, our cash position, contractual restrictions, including compliance with debt covenants and other considerations. Our affiliates may also purchase our debt or debt securities from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated financial statements.

We believe that our cash on hand, together with cash flow from operations, will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $127.7 million at December 31, 2017 as compared to $136.2 million at December 31, 2016. The following table summarizes the activity within our consolidated statements of cash flows.

	Year ended December 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$145,947	$136,118
Net cash used in investing activities	(60,681)	(102,966)
Net cash used in financing activities	(99,350)	(60,669)
Effect of exchange rate changes on cash	5,587	(2,890)
Net decrease in cash	$(8,497)	$(30,407)

Net cash provided by operating activities was $145.9 million for the year ended December 31, 2017, as compared to $136.1 million for the same period in 2016. The increase was primarily due to:

•
improved operating results, as derived from net loss adjusted for non-cash items excluding allowance for credit memos and uncollectible accounts in the consolidated statements of cash flows, for the amount of $40.4 million in 2017 as compared to the same period in 2016;

The increase was substantially offset by:

•
increased cash used for working capital of $30.5 million primarily due to an increase in working capital usage associated with accounts receivable and higher interest paid, partially offset by an improvement in working capital usage associated with accounts payable, lower income taxes paid and lower payments from professional fees associated with data center migrations in 2017.

Net cash used in investing activities was $60.7 million for the year ended December 31, 2017, as compared to $103.0 million for the same period in 2016. The decrease of $42.3 million was mainly driven by cash used for our investment in Vibes of $40.5 million in 2016.

Net cash used in financing activities was $99.4 million for the year ended December 31, 2017, as compared to $60.7 million for the same period in 2016. The increase of $38.7 million was primarily due to:

•
$63.1 million aggregate debt repayments on the Syniverse Notes and $1.9 million of excess cash flow payments for the term loans during 2017 as compared to $36.2 million of aggregate debt repayments in 2016;

•
payment of debt modification costs of $9.8 million during 2017 in connection with the Exchange Offer and the payment of debt issuance costs of $1.1 million during 2017 in connection with the Amendment of our Revolving Credit Facility; and

•	increased payments on capital lease obligations of $1.1 million in 2017 as compared to 2016.

The increase was partially offset by:

•	decreased distributions to Syniverse Corporation of $2.9 million in 2017 as compared to 2016 due to decreased share repurchases in connection with share-based compensation.

Debt and Credit Facilities

First Lien Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013 the Company borrowed $700.0 million of incremental term loans (the "Tranche B Term Loans"), pursuant to the Incremental Amendment to the Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance indebtedness used to fund the MACH Acquisition.

On September 23, 2013, the Company entered into the Second Amendment to the Credit Agreement. Under the Second Amendment, the rate at which the Initial Term Loans under the Credit Agreement bear interest was amended to reduce (i) the margin for Eurodollar rate loans from 3.75% to 3.00%, (ii) the margin for base rate loans from 2.75% to 2.00%, (iii) the Eurodollar rate floor from 1.25% to 1.00% and (iv) the base rate floor from 2.25% to 2.00%.

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

On April 14, 2017, we entered into an amendment (the “Amendment”) to the Credit Agreement to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments to January 15, 2019, (ii) make certain modifications to the financial maintenance covenant, and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%. In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million.

On March 9, 2018 (the “Closing Date”), we completed the refinancing of our Old First Lien Credit Facility with the fifth amendment to the Old First Lien Credit Facility. The New First Lien Credit Facility, among other things, (i) extends the scheduled maturity date of the Revolving Credit Facility, by converting the Revolving Credit Facility into a new tranche of revolving credit commitments, (ii) provides for a new tranche of term loans “C” in an aggregate principal amount of $1,702 million (the “Tranche C Term Loans”), (iii) amends the Old First Lien Credit Facility to, among other things, permit incurrence of the Tranche C Term Loans and the Second Lien Term Loans (as defined below) and (iv) further amends certain terms and conditions of the Old First Lien Credit Facility and the security agreement and guarantees entered into in connection therewith.

Proceeds of the Tranche C Term Loans, together with proceeds of the Second Lien Term Loans and cash on hand, were used to (i) prepay in full the Initial Term Loans and the Tranche B Term Loans, in each case, under and as defined in the Old First Lien Credit Facility (collectively, the “Existing Term Loans”), (ii) satisfy and discharge the SFHC Notes and the SFHC Indenture (each, as defined below) and redeem in full the SFHC Notes and (iii) pay interest, premiums, costs, fees and expenses in connection with the foregoing. The New Extended Revolving Credit Facility replaced the Revolving Credit Facility in its entirety. The New Extended Revolving Credit Facility will be used to finance the working capital needs of the company and for general corporate purposes.

The New Extended Revolving Credit Facility will mature on December 9, 2022 and the Tranche C Term Loans will mature on March 9, 2023.

Beginning with the end of the first full fiscal quarter commencing after the Closing Date, the Tranche C Term Loans will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

The Company may voluntarily prepay the Tranche C Term Loans, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that prepayments and certain refinancings of, and certain replacements of lenders under, the Tranche C Term Loans on or prior to the six month anniversary of the Closing Date, in each case, in connection with a repricing event, will be subject to a prepayment premium of 1.0% of the principal amount so prepaid, refinanced or replaced. The Company must prepay the Tranche C Term Loans with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under the New First Lien Credit Facility unless specifically incurred to refinance a portion of the Tranche C Term Loans) and, for the year ended December 31, 2018 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to 25% on the achievement of a net first lien leverage ratio of less than 3.75:1.0 and a further reduction to zero on the achievement of a net first lien leverage ratio of less than 2.75:1.0), in each case, subject to certain reinvestment rights and other exceptions, including for the ratable prepayment or redemption of pari passu indebtedness, as well as the right of the lenders to decline certain prepayments.

Borrowings under the New Extended Revolving Credit Facility and the Tranche C Term Loans bear interest at a floating rate which can be, at the Company’s option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to, a base rate floor of 0.00%, and in the case of the Tranche C Term Loans, a Eurodollar rate floor of 1.00%. The applicable margin for borrowings under the New Extended Revolving Credit Facility ranges from 4.50% to 5.00% per annum for Eurodollar loans and from 3.50% to 4.00% per annum for base rate loans and is determined by reference to a pricing grid based on the Company’s consolidated net first lien leverage ratio. The applicable margin for the Tranche C Term Loans is 5.00% per annum for Eurodollar loans and 4.00% per annum for base rate loans.

The following fees are applicable under the New Extended Revolving Credit Facility: (i) an unused line fee of 0.50% per annum, subject to an adjustment to 0.375% per annum based on a net first lien leverage ratio of 4.00:1.00, (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans under the New Extended Revolving Credit Facility, (iii) a letter of credit fronting fee equal to 0.125% per annum on the daily amount of each letter of credit available to be drawn and (iv) certain other customary fees and expenses payable to letter of credit issuers.

The Company’s obligations under the New Extended Revolving Credit Facility and the Tranche C Term Loans are guaranteed by the same guarantors, and secured by the same assets, that guaranteed and secured the Revolving Credit Facility and the Existing Term Loans.

The New First Lien Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are subject to customary exceptions and limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted equity and debt payments, investments and acquisitions, repayment of certain debt in the event of a change of control, amendments of certain debt documents and the activities of Buccaneer Holdings, LLC.

There are no financial covenants included in the New First Lien Credit Facility other than a springing maximum net first lien leverage ratio of (i) 6.50:1.00 for the fiscal quarters ended on June 30, 2018 and September 30, 2018 and (ii) 6.00:1.00 for the fiscal quarter ended on December 31, 2018 and each fiscal quarter ended thereafter, which is tested only for the benefit of the revolving lenders and only (x) commencing with the first full fiscal quarter of the Company after the Closing Date, when, at the end of any fiscal quarter, any revolving loans, any swing line loans or any letter of credit obligations (excluding undrawn letters of credit not in excess of $10.0 million in the aggregate and any letters of credit which are cash collateralized to at least 105.0% of their maximum stated amount) are outstanding and (y) upon an extension of credit under the New Extended Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.

The New First Lien Credit Facility provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default. The events of default are subject to exceptions and cure rights.

As of December 31, 2017, we were in compliance with all of the covenants contained in the Old First Lien Credit Facility, to the extent such covenants were required to be tested as of December 31, 2017.

As of December 31, 2017, the aggregate principal amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, was $890.0 million and $662.4 million, respectively. At December 31, 2017, the applicable interest rate was 4.57% on these term loans under the Old First Lien Credit Facility based on the Eurodollar rate loan option.

At December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility.

Second Lien Credit Facility

On the Closing Date, the Company entered into a second lien credit agreement (the “Second Lien Credit Agreement”). The Second Lien Credit Agreement established the New Second Lien Credit Facility in an aggregate principal amount of $220 million. Proceeds of the term loans under the New Second Lien Credit Facility (the “Second Lien Term Loans”), together with proceeds of the Tranche C Term Loans and cash on hand, were used to fund the 2018 Refinancing. The Second Lien Term Loans will mature on March 11, 2024 and have no scheduled amortization prior to maturity.

The Company’s obligations under the New Second Lien Credit Facility will be guaranteed by Buccaneer Holdings, LLC and certain subsidiary guarantors, which is junior to the lien securing facilities under the New First Lien Credit Facility.

The Company may voluntarily prepay the Second Lien Term Loans, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that prepayments and certain refinancings of the Second Lien Term Loans and certain amendments or replacements of lenders under the Second Lien Term Loans in connection with a repricing event, in each case, prior to the third anniversary of the Closing Date will be subject to a prepayment premium as follows: (i) 3% of the aggregate principal amount of the Second Lien Term Loans so prepaid, refinanced, amended or replaced prior to the first anniversary of the Closing Date, (ii) 2% of the aggregate principal amount of the Second Lien Term Loans so prepaid, refinanced, amended or replaced on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing date and (iii) 1% of the aggregate principal amount of the Second Lien Term Loans so prepaid, refinanced, amended or replaced on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing date. The Company must prepay the Second Lien Term Loans with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under the New First Lien Credit Facility unless specifically incurred to refinance a portion of the Second Lien Term Loans) and, for the year ended December 31, 2018 and thereafter, 50% of excess cash flow (such percentage to be subject to a reduction to 25% on the achievement of a net senior secured leverage ratio of less than 5.25:1.0 and a further reduction to zero on the achievement of a net senior secured leverage ratio of less than 4.25:1.0), in each case, subject to credit for voluntary prepayment or redemption of the New First Lien Credit Facility and other senior priority indebtedness, certain reinvestment rights and other exceptions, including for the ratable prepayment or redemption of pari passu indebtedness, as well as the right of the lenders to decline certain prepayments. Until Discharge of Senior Obligations under, and as defined in, the Intercreditor Agreement, no mandatory prepayments of the Second Lien Term Loans with the net cash from asset sales, casualty and condemnation events and excess cash flow will be required, except to the extent of the respective mandatory prepayments under the New First Lien Credit Facility or other senior priority indebtedness declined by the lenders thereunder and only to the extent permitted thereunder.

Borrowings under the Second Lien Term Loans bear interest at a floating rate which can be, at the Company’s option, either (i) a Eurodollar borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 0.00%, as applicable. The applicable margin for the Second Lien Term Loans is 9.00% per annum for Eurodollar loans and 8.00% per annum for base rate loans.

The Second Lien Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are subject to customary exceptions and limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted equity and debt payments, investments and acquisitions, repayment of certain debt in the event of a change of control, amendments of certain debt documents and the activities of Buccaneer Holdings, LLC.

There are no financial covenants included in the New Second Lien Credit Facility.

The Second Lien Credit Agreement provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-payment defaults and cross-acceleration to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default. The events of default are subject to exceptions and cure rights.

Senior Notes

Syniverse Notes

On December 22, 2010, we issued $475.0 million of Syniverse Notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes is paid on January 15 and July 15 of each year. On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes. Pursuant to the indenture governing the Syniverse Notes, the Syniverse Notes were redeemed at 100% of the principal amount, plus accrued and unpaid interest.

Following the Exchange Offer, the partial repurchases and the redemption, $41.7 million aggregate principal amount of the Syniverse Notes remained outstanding at December 31, 2017.

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

SFHC Notes

On January 11, 2017, pursuant to the Exchange Offer, SFHC, our wholly-owned subsidiary, issued $369.5 million of SFHC Notes bearing interest at 9.125% with a maturity date of January 15, 2022, and a like amount of Syniverse Notes were cancelled. We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the year ended December 31, 2017 which is recorded in Interest expense in the accompanying consolidated statements of operations. On March 12, 2018, the SFHC Notes were redeemed in full in connection with the 2018 Refinancing.

Non-GAAP Financial Measures

Adjusted EBITDA and Free Cash Flow are not presentations made in accordance with U.S. GAAP. Adjusted EBITDA and Free Cash Flow should not be considered as alternatives to net loss, operating income, revenues or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or liquidity. We believe that Adjusted EBITDA and Free Cash Flow are measures commonly used by investors to evaluate our performance and that of our competitors. We further believe that the disclosure of Adjusted EBITDA and Free Cash Flow is useful to investors, as these non-GAAP measures form the basis of how our executive team and Board of Directors evaluate our performance. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, some of the means by which our management team operates and evaluates our Company and facilitates comparisons of the current period’s results with those of prior periods.

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

Adjusted EBITDA is determined by adding the following items to net loss: other expense, net; benefit from income taxes; depreciation and amortization; employee termination benefits; restructuring; non-cash stock-based compensation, acquisition expense; other operating income; business development, integration and other expenses; and the Carlyle annual management fee including related expenses.

We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our management team in connection with our executive compensation and bonus plans. We also review Adjusted EBITDA to compare our current operating results with prior periods and with the operating results of other companies in our industry. In addition, we utilize Adjusted EBITDA as an assessment of our overall liquidity and our ability to meet our debt service obligations. Adjusted EBITDA is also a measure calculated in accordance with our Credit Agreement and used under the indenture governing the Syniverse Notes; however, the credit agreement governing the New Credit Facilities and the indenture governing the Syniverse Notes permit us to make certain additional adjustments, such as projected cost savings, unusual or non-recurring charges, and pro forma EBITDA and anticipated synergies from acquisitions, which are not reflected in the Adjusted EBITDA data presented herein.

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Year ended December 31,
(in thousands)	2017	2016	2015
Reconciliation to Adjusted EBITDA
Net loss	$(20,799)	$(65,170)	$(49,312)
Equity income in investees	—	91	36
Other expense, net	136,053	120,402	123,783
Benefit from income taxes	(43,946)	(42,807)	(31,277)
Depreciation and amortization	194,550	208,130	215,167
Employee termination benefits (a)	1,923	869	948
Restructuring (b)	6,198	25,220	387
Non-cash stock-based compensation (c)	14,209	17,070	17,262
Acquisition (d)	—	—	111
Other Operating Income (e)	—	(5,499)	—
Business development, integration and other expenses (f)	5,644	14,147	12,108
Consulting fee and related expenses (g)	3,344	3,061	3,079
Adjusted EBITDA	$297,176	$275,514	$292,292

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)	Reflects expenses associated with the Aicent acquisition, including professional services costs, such as legal, tax, audit and transaction advisory costs.

(e)	Reflects a one-time transfer of certain data center equipment to Syniverse at no cost.

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

Free Cash Flow is determined by the difference between net cash provided by operating activities less capital expenditures and acquisition costs.
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

A reconciliation of Syniverse Holdings, Inc. net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Year ended December 31,
(in thousands)	2017	2016	2015
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$145,947	$136,118	$161,838
Acquisition	—	—	111
Capital expenditures	(61,187)	(62,887)	(68,220)
Free Cash Flow	$84,760	$73,231	$93,729

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $372.3 million and $297.9 million as of December 31, 2017 and 2016, respectively.
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

Contractual Obligations
The following table set forth the schedule of future payments under certain existing contracts, including debt agreements, as of December 31, 2017.

		Payments Due by Period
(in thousands)		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations including interest (1)(2)	$2,216,069	$112,876	$1,683,064	$420,129	$—
Operating lease obligations (3)	57,532	10,276	14,411	11,379	21,466
Purchase and contractual obligations (4)	22,610	18,139	4,471	—	—
Capital lease obligations including interest (5)	11,138	6,700	4,418	20	—
Pension obligation (6)	15,153	290	551	645	13,667
Contractual Obligations (7)	$2,322,502	$148,281	$1,706,915	$432,173	$35,133

(1)	Based on an assumed interest rate on the Old First Lien Credit Facility of 4.57% based on the Eurodollar rate loan option at December 31, 2017 and the 9.125% interest rate on the Senior Notes.

(2)	On January 11, 2017, pursuant to the Exchange Offer, SFHC issued $369.5 million of SFHC Notes and a like amount of Syniverse Notes that would have matured on January 15, 2019 were cancelled.

(3)	Reflects estimated office space and property and equipment operating lease payments based on contractual rates.

(4)	Reflects purchase and contractual obligations for property and equipment, software licenses and services.

(5)	Reflects capital lease obligations for certain software licenses and computer equipment.

(6)	Reflects estimated obligations from a noncontributory, defined benefit retirement plan associated with one of our foreign subsidiaries.

(7)
The timing of cash outflows related to liabilities for uncertain tax positions, and the interest thereon, cannot be estimated and, therefore, has not been included in the table. See Note 12 to our consolidated financial statements for additional information regarding the liabilities for uncertain tax positions.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2017, 2016 or 2015.

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

During the year ended December 31, 2017, we did not adopt or change the application of any critical accounting policies from the year ended December 31, 2016 that have had a material impact on our financial statements.

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

On January 1, 2018, we will adopt ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. The adoption of this guidance will not have a material impact to our consolidated financial statements. See Note 2 to our consolidated financial statements for a detailed discussion of our service offerings and revenue recognition.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if indicators of impairment arise. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test. If based on this assessment an impairment exits, a charge is recorded for the excess of the reporting unit’s carrying amount over its fair value in the consolidated statement of operations. We performed the quantitative assessment for all periods presented in the consolidated financials and determined that goodwill was not impaired during any period contained herein.

In connection with our annual goodwill impairment analysis at October 1, 2017, the fair value of our reporting unit was not impaired. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows.

Indefinite-lived intangible assets are comprised of tradenames and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs an impairment test. We did not record any impairment loss on indefinite-lived intangible assets for the years ended December 31, 2017, 2016 or 2015.

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

Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. See Note 12 to our consolidated financial statements for additional information regarding income taxes.

As of March 31, 2017, we established a full valuation allowance on U.S. net deferred tax assets, after considering the effect of the deferred tax liabilities related to indefinite lived intangible assets. Evaluating the need for a valuation allowance of deferred tax assets requires significant judgment in assessing the likelihood of the realization of those assets. We currently do not believe that it is more likely than not that our net U.S. deferred tax assets will be realized. In making this determination we evaluated both positive and negative evidence. An accumulation of three years of pre-tax losses is considered strong negative evidence in this evaluation. While we believe that positive evidence exists with regards to the realizability of these deferred tax assets, this evidence is not considered sufficient to outweigh the objectively verifiable negative evidence, including the recent history of pre-tax losses.

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

Common Stock Valuation

In the absence of a public trading market, our Compensation Committee of the Board of Directors, with input from management, determined a reasonable estimate of the then-current fair value of Syniverse Corporation’s common stock for purposes of determining fair value of stock options on the date of grant. We determined the fair value of Syniverse Corporation’s common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Our approach considered contemporaneous common stock valuations in determining the equity value of our parent using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including: (i) the nature and history of our business; (ii) our current and historical operating performance; (iii) our expected future operating performance; (iv) our financial condition at the grant date; (v) the lack of marketability of our common stock; (vi) the value of companies we consider peers based on a number of factors, including, but not limited to, similarity to us with respect to industry, business model, stage of growth, intangible value, company size, geographic diversification, profitability, financial risk and other factors; (vii) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our company given prevailing market conditions; (viii) industry information such as market size and growth; and (ix) macroeconomic conditions.

Income approach

The income approach estimates the value of our company based on expected future cash flows discounted to a present value rate of return commensurate with the risks associated with the cash flows (“DCF method”). The cash flows utilized in the DCF method are based on our most recent long-range forecast. The discount rate is intended to reflect the risks inherent in the future cash flows of the Company. Because the cash flows are projected over a limited number of years, it is also necessary under the income approach to compute a terminal value as of the last period for which discrete cash flows are projected. This terminal value capitalizes the future cash flows beyond the projection period and is determined by taking the projected results for the final year of the projection and applying a terminal exit multiple. This amount is then discounted to its present value using a discount rate to arrive at the present value of the terminal value. The discounted projected cash flows and terminal value are totaled to arrive at an indicated aggregate equity value under the income approach. In applying the income approach, we derived the discount rate from an analysis of the cost of capital of our comparable industry peer companies as of each valuation date and adjusted it to reflect the risks inherent in our business cash flows. A 10.0% discount rate was used in our valuations for the year ended December 31, 2017. We derived the terminal exit multiple from an analysis of the EBITDA multiples of our comparable industry peer companies as of each valuation date. We then used the implied long-term growth rate of our Company to assess the reasonableness of the selected terminal exit multiple.

Market approach

The market approach incorporates various methodologies to estimate the equity value of a company and includes the GPC method which utilizes market multiples of comparable companies that are publicly traded and the GMAC method which utilizes multiples achieved in comparable industry mergers and acquisition transactions if such transactions are relevant to our industry and timely relative to our valuation dates. During the year ended December 31, 2017, we performed a valuation of our common stock as of October 1. We did not use the GMAC approach in the October 1 valuation as the implied multiples were not indicative of future performance.

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

For each valuation during the years ended December 31, 2017 and 2016, we equally weighted the income and market approaches. We believe an equal weighting of the two methods is appropriate as it utilizes both management’s expectations of future results and an estimate of the market’s valuation of companies similar to us. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as the relevant comparable company revenue and earnings multiples for the market approach.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of comprehensive income and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance must be applied using a retrospective application method and will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. We will not early adopt this new guidance. Upon adoption, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption using the modified retrospective method. The Company has finalized its review of the impact of adopting this new guidance. We will adopt the standard effective January 1, 2018, using the modified retrospective method such that each prior reporting period will remain unchanged and the new guidance will only affect the post-adoption period.

We have completed the review of our revenue contracts and the revenue recognition for our broad portfolio of services will remain unchanged. However, the new guidance will change the timing of revenue recognition in certain areas, including for certain implementation and development activities, which are generally highly dependent on, and interrelated with, the underlying services. In these cases, the implementation and development activities and the underlying services are accounted for as a single performance obligation and such revenue shall be recognized over time under ASC Topic 606 instead of upon completion under legacy GAAP. In addition, the timing of revenue recognition will change for certain contracts where it is not probable the company will collect substantially all consideration for which revenue is currently recorded on a cash basis. The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures. In addition, there will not be a significant change to our systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We have exposure to fluctuations in interest rates on the New Credit Facilities and New Extended Revolving Credit Facility. Interest rates related to both facilities are based on the sum of a fixed interest rate component and a variable component, which is based on our selection of certain benchmark rates as defined in the Credit Agreements. Under the Old First Lien Credit Facility, the Eurodollar rate floor was 1.00% and the base rate floor was 2.00% as of December 31, 2017. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2017 and 2016, a one-eighth percent change in assumed interest rates on our Old First Lien Credit Facility would result in $1.9 million of additional interest expense. Under the New Credit Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 0.00%.

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

A 10% change in average foreign currency rates against the U.S. dollar during the year ended December 31, 2017 would have increased or decreased our revenues and net loss by approximately $15.0 million and $0.3 million, respectively, and approximately $14.4 million and $4.7 million during the year ended December 31, 2016, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are included as a separate section of this Annual Report on Form 10-K. See Item 15. for an index to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017. Based on the evaluation, as of December 31, 2017, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in a report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

ITEM 9B.           OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of members of our Board of Directors (the “Board” or “Directors”) and executive officers and the positions they held with us as of February 28, 2018:

Name	Age	Position(s)

Dean Douglas	60	President and Chief Executive Officer; and Director
Robert F. Reich	58	Executive Vice President and Chief Financial Officer
Timothy Moss	51	Executive Vice President and Chief Operating Officer
Laura E. Binion	61	Senior Vice President and General Counsel
Michael McCarver	47	Senior Vice President and Head of Global Sales
John T. McRae	48	Group Vice President and General Manager
Michael J. O’Brien	52	Senior Vice President, Corporate Development and Strategy
Leigh Polverelli	50	Senior Vice President, Global Customer Service & Operations
Norris Powell	53	Senior Vice President and Chief Human Resources Officer
Chris Rivera	48	Group Vice President and Chief Technology Officer
James A. Attwood, Jr.	59	Chairman of our Board of Directors
Tony G. Holcombe	62	Vice Chairman of our Board of Directors
Kristen Ankerbrandt	39	Director
Kevin L. Beebe	58	Director
Laura Desmond	52	Director
Julius Genachowski	55	Director
Stephen C. Gray	59	Director
Daniel S. Mead	64	Director
Raymond A. Ranelli	70	Director
Dean Douglas was elected as a director of the Company and named President and Chief Executive Officer effective February 1, 2018. Mr. Douglas has more than 30 years of experience as a results-oriented leader in companies focused on systems, software, hardware and service offerings and has previously served as the Chief Executive Officer for three global companies. Most recently Mr. Douglas served as the President, Enterprise Segment of Century Link, a position he assumed in 2016. From 2014 to 2016, Mr. Douglas was the President and Chief Executive Officer of Unify, an enterprise communications business headquartered in Germany. From 2008 to 2014, Mr. Doulas was a senior executive with Westcon Group, a distributor of complex information technology and networking products, serving as President and Chief Executive Officer from 2009 to 2014. Prior to Westcon, Mr. Douglas serviced as President and Chief Executive Officer of LCC International, a publicly held wireless engineering specialty professional services firm from 2005 to 2008. During his career, Mr. Douglas has served in numerous other senior executive positions, including roles with IBM Global Services and Motorola. Mr. Douglas earned a Bachelor’s Degree in Business Administration from the University of Mississippi. We believe that Mr. Douglas’ experience as the chief executive officer of several companies and his current role as President and Chief Executive Officer of the Company qualifies him to serve on our Board of Directors.
Robert F. Reich became our Executive Vice President and Chief Financial Officer in April 2015, and oversees all aspects of financial operations, including corporate accounting, financial analysis and reporting, tax, risk management, treasury, internal audit and investor relations. Mr. Reich has over 25 years of financial management experience and has held a number of senior positions with leading private equity sponsored and public companies. Prior to joining the Company, Mr. Reich was Senior Vice President and Chief Financial Officer from 2008 to 2015 for Hawaiian Telecom Communications, Inc., an incumbent local exchange carrier serving the Hawaiian Islands. Mr. Reich has served in numerous financial leadership positions, including roles with McLeodUSA, Inc., Wisconsin Central Transportation and Deloitte and Touche. Mr. Reich earned his bachelor’s degree in business administration from Carthage College and is a certified public accountant.
Timothy Moss joined the Company in June 2016 and currently serves as our Executive Vice President and Chief Operating Officer, a role he assumed in January 2017. Mr. Moss served as President, Service Provider Group and Global Strategy from May 2016 until January 2017. Effective March 16, 2018, Mr. Moss will resign from the Company. Before joining the

Company, Mr. Moss served as Founder and CEO of IMG Venture Group from January 2015 to June 2016. Prior to that, Mr. Moss was Senior Vice President, Head of Engagement Practices, North America, at Ericsson from July 2010 to January 2015. From 2001 to 2010, Mr. Moss was founder and CEO for Integrity Management group. Mr. Moss holds a bachelor’s degree in political science from Texas A&M University.
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
Michael McCarver joined the Company in January 2017 as Vice President of Sales, was named Senior Vice President and interim Head of Sales in November 2017 and was named Senior Vice President and Head of Global Sales in February 2018. Prior to joining the Company Mr. McCarver spent seventeen years, from August 1999 to October 2016, at Cisco Systems, Inc., a cloud and business services organization. Most recently at Cisco, Mr. McCarver served as Senior Director (from August 2014 to October 2016), Global Sales Director (from April 2013 to July 2014), Business Development Manager (from October 2011 to April 2013) and Regional Manager from September 2007 to October 2011). Mr. McCarver received his bachelor’s degree in electrical engineering from the University of Wisconsin -Madison.
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
Leigh Polverelli joined the Company in September 2004 when the Company purchased Electronic Data Systems, a company Ms. Polverelli joined in 1993. Ms. Polverelli currently serves as the Company’s Senior Vice President, Global Customer Service & Operations, a role she assumed in November 2014. Ms. Polverelli has also served as the Company’s Vice President Global Support & Enterprise Services (from March 2014 to November 2014) and Vice President (from January 2011 to March 2014. Ms. Polverelli received her bachelor’s degree in business administration from the University of Lowell and her master’s degree in business administration from Simmons College.
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
Chris Rivera joined the Company in July 2016 and serves as our Group Vice President and Chief Technology Officer. Prior to joining the Company, from November 1999 to June 2016, Mr. Rivera served in a variety of senior roles at Cisco Systems, including Managing Director, Chief Technology Officer, Americas Mobile and Web Providers; Senior Director, Product Line Management, Routing Technology Group; and Director, Product Line Management, Optical Networking. Prior to Cisco,

from July 1999 to November 1999, Mr. Rivera was a Product Manager at Cerent Corporation (acquired by Cisco Systems in November 1999) and a Marketing Manager at DSC Communications (acquired by Alcatel in 1998) from April 1997 to July 1999. Mr. Rivera began his career as an Operations and Electronic Systems Officer in the U.S. Navy, for which he served from May 1992 to April 1997 and last held the rank of Lieutenant. Mr. Rivera has a bachelor’s degree from the U.S. Naval Academy and completed coursework at the University of California at San Diego.
James A. Attwood, Jr. became a director of the Company in January 2011 and serves as the Chairman of our Board of Directors. He is a managing director of Carlyle, a company he joined in 2000 and served as the head of Carlyle’s Telecommunications, Media and Technology team until 2017. Prior to joining Carlyle, Mr. Attwood served as Executive Vice President for Strategy, Development and Planning at Verizon Communications, Inc. from 1996 to 2000. At Verizon (and GTE prior to that) Mr. Attwood was responsible for the oversight of all strategic planning, alliances, ventures, corporate strategy, development and M&A activities. Prior to joining GTE, Mr. Attwood served as an investment banker at Goldman, Sachs & Co. for 11 years, working in both the New York and Tokyo offices. Mr. Attwood graduated summa cum laude from Yale University in 1980 with a bachelor’s degree in applied mathematics and a master’s degree in statistics. In 1985, he received both a juris doctor degree and a master’s degree in business administration from Harvard University. Mr. Attwood serves as a member of the boards of directors of CoreSite Realty, Getty Images and The Nielsen Company. We believe Mr. Attwood’s previous experiences in the telecommunications industry and his current responsibilities at Carlyle, our largest shareholder, qualifies him to serve on our Board of Directors.
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
Kristen Ankerbrandt became a director of the Company in October 2014. She is a Principal in the U.S. Buyout Fund at The Carlyle Group focused on global investment opportunities in the technology, media, and telecommunication sectors. Prior to that, Ms. Ankerbrandt held positions at Goldman, Sachs & Co. in the telecommunications and media investment banking group, private equity firm Bruckmann, Rosser, Sherrill & Co. and Amazon. Ms. Ankerbrandt received a bachelor’s degree in economics from Columbia University and a master’s degree in business administration from the Harvard Business School.  We believe Ms. Ankerbrandt’s previous experience in the telecommunications market as well as her current responsibilities at Carlyle, our largest shareholder, qualifies her to serve on our Board of Directors.
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
Laura Desmond was elected as a director of the Company in February 2017. She is the founder and CEO of Eagle Vista Partners, an advisory and investment firm in the marketing, digital and technology space. Prior to this, Ms. Desmond was the Chief Revenue Officer of Publicis Groupe, a group of global marketing communication and business transformation companies from December 2015 to December 2016. From 2008 to 2015, Ms. Desmond was the Global Chief Executive Officer of Starcom MediaVest Group (“SMG”), a global marketing and media services company which is part of the Publicis

Groupe. Prior to 2008, Ms. Desmond served as Chief Executive Officer of SMG - Americas, Chief Executive Officer of MediaVest and Chief Executive Officer of SMG’s Latin America group. Ms. Desmond earned a bachelor of business administration degree in marketing from the University of Iowa. Ms. Desmond is on the Board of Directors of Adobe Corporation and serves as an advisory board member to Madison Wells Media and Uptake Technologies, Inc. We believe Ms. Desmond’s leadership and experience in helping oversee the marketing and media strategy of some of the world’s biggest brands will provide insight for the Company’s strategy and qualifies her to serve on our Board of Directors.
Julius Genachowski was elected as a director of the Company in April 2014. He is a Managing Director in the U.S. Buyout Fund at The Carlyle Group where he focuses on acquisitions and growth investments in global technology, media and telecom, including Internet and mobile. Prior to joining The Carlyle Group, Mr. Genachowski was the Chairman of the FCC from 2009 to 2013.  Under Mr. Genachowski’s leadership, the FCC took major actions to extend broadband access, accelerate the roll out of advanced mobile networks, free-up spectrum for wireless communications, preserve a vibrant Internet and media landscape, foster competition and enhance public safety communications. Mr. Genachowski also extended the FCC’s international engagement, visiting more than 20 countries, leading U.S. delegations and working on agreements involving global Internet policy, technology, spectrum, national security, cybersecurity and privacy.  Prior to his FCC appointment, Mr. Genachowski worked for more than a decade in the private sector.  As a senior executive and member of the Office of the Chairman, Mr. Genachowski helped build IAC/InterActiveCorp, which owned and operated multiple Internet and media businesses, including Expedia, Ticketmaster and USA Network.  Mr. Genachowski has taught a joint class at Harvard’s Business and Law Schools, and served as a Senior Fellow at the Aspen Institute. Mr. Genachowski has been a board member and advisor to several public and private companies, a Special Adviser at investment firm General Atlantic, on the staff of the Congressional Select Committee on the Iran-Contra Affair and a law clerk to United States Supreme Court Justice David Souter. Mr. Genachowski currently serves as a member of the board of directors of Mastercard Incorporated, Sprint Corporation, ProKarma, ZeroChaos and Asia Satellite Telecommunications Company Limited (AsiaSat). Mr. Genachowski is a graduate of Columbia College and Harvard Law School. We believe Mr. Genachowski’s vast experience in the telecommunications industry, including his service as Chairman of the FCC and his current responsibilities at Carlyle, qualifies him to serve on our Board of Directors.
Stephen C. Gray was elected as a director of the Company in January 2011, was named interim President and Chief Executive Officer in August 2014 and named President and Chief Executive Officer in February 2015. Effective February 25, 2018, Mr. Gray resigned from his position as President and CEO, but remains a director of the company. He is the founder of Gray Venture Partners, LLC and serves as Chairman of ImOn Communications, LLC, Security Coverage, Inc., HH Ventures, LLC (d/b/a, ReadyMobile, LLC) and Involta, LLC. Prior to being named as our President and Chief Executive Officer, Mr. Gray was also an Operating Executive to Carlyle. Mr. Gray currently serves as a director of CommScope, Inc., which is a Carlyle portfolio company, and until October 2010 served as a director of Hawaiian Telecom Communications, Inc. Previously Mr. Gray served in leadership positions at McLeod USA, MCI Communications Corp. and Telecom USA. Mr. Gray earned a bachelor’s degree in business administration from the University of Tennessee. We believe Mr. Gray’s current and prior service on numerous boards in the telecommunications industry, his experience as a senior executive officer of several companies, including as Chief Executive Officer of the Company qualifies him to serve on our Board of Directors.
Daniel S. Mead became a director of the Company in November 2016. From October 2010 to July 2015, Mr. Mead served as CEO and President of Verizon Wireless. From October 2009 to October 2010, Mr. Mead served as the Chief Operating Officer and Executive Vice President of Verizon Wireless. Mr. Mead was one of the founding senior executives of Verizon Wireless in July 2000. He held leadership roles in various telecommunications functions during his 37-year career at Verizon and its predecessor companies. Mr. Mead served as the Chairman of CTIA—The Wireless Association until December 31, 2014. Mr. Mead currently serves as a member of the board of directors of TerreStar Solutions. Mr. Mead also served as a member of the board of directors of Cellular Telecommunications & Internet Association and Vodafone Omnitel. Mr. Mead has a bachelor’s degree in quantitative business analysis and finance from Pennsylvania State University and a master’s degree in business administration from Pennsylvania State University. Mr. Mead also served on the Board of Trustees at Pennsylvania State University and was chairman of its Finance and Capital Planning Committee. We believe Mr. Mead’s vast experience in the telecommunications industry qualifies him to serve on our Board of Directors.
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
Independence of Directors
Although the shares of the Company's stock are not publicly traded on any exchange, the Board continues to use the listing standards of the NYSE to determine whether or not the members of the Board are independent. Under these standards, the Board has determined that Messrs. Attwood, Douglas, Genachowski, and Gray and Ms. Ankerbrandt are not independent directors.
Board Committees
The Board of Directors has established three standing committees-the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
The Audit Committee is comprised of Messrs. Raymond Ranelli (Chairman), Daniel S. Mead and Ms. Kristen Ankerbrandt. Mr. Ranelli is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated by the SEC and all members of the Audit Committee are “financially literate” as that term is used under the applicable rules of the NYSE. Mr. Ranelli and Mr. Mead are independent in accordance with the guidelines and the applicable rules of the NYSE. Mark J. Johnson served as a member of the Audit Committee until he resigned from the Board effective February 1, 2018.
The Compensation Committee is comprised of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe, and Julius Genachowski and Ms. Laura Desmond. None of the members of the Compensation Committee was an officer or employee of the Company in 2017 or any time prior thereto. During 2017, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
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
Our NEOs for 2017 are Mr. Stephen C. Gray, our President and Chief Executive Officer during 2017; Mr. Robert F. Reich, our Executive Vice President and Chief Financial Officer; Mr. Timothy Moss, our Executive Vice President and Chief Operating Officer during 2017; Mr. Norris Powell, our Senior Vice President and Chief Human Resources Officer and Mr. Michael McCarver, our Senior Vice President and Head of Global Sales. Mr. Dean Douglas, our President and Chief Executive Officer effective February 1, 2018, is not included in this CD&A because he commenced employment with us after December 31, 2017.
Oversight of Compensation Program
The Compensation Committee of our Board of Directors administers the compensation policies for the Company’s executive officers and directors. The Compensation Committee is also responsible for approving the equity compensation of executive officers under the Company’s long-term equity incentive plan. The Compensation Committee reviewed and approved all components of compensation of our NEOs other than Mr. McCarver’s bonus, including salary, bonus, and long-term equity incentive compensation, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios. Prior to becoming the interim Head of Sales, Mr. McCarver’s bonus was not part of the Company’s annual incentive plan but was instead based upon his attaining certain sales objectives. The Compensation Committee reviews and approves the compensation of our NEOs with input from our Chief Executive Officer for executive officers other than himself. The Chief Executive Officer and Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data as described below. The Chief Executive Officer and Chief Human Resources Officer do not participate in the discussions or decisions regarding their own compensation.
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

Review of Broader Market Data. As part of the compensation review, the Company reviewed the compensation packages of the Company’s executives to those provided in market published survey data for comparably-sized organizations. Data sources used in this analysis included 2017 executive compensation surveys published by Mercer, Hay and Aon Radford. Market values were derived from reported pay levels for comparable positions at companies within the telecommunications, technology, and broader market sectors with revenues generally falling within a range of 75% to 125% of the Company’s revenues. Published survey sources did not provide a listing of participating organizations within the above-referenced revenue range and industries. We refer to this broader market published survey data as the Broader Market Data. In determining compensation in 2017, neither the Company nor the Compensation Committee engaged with compensation consultants.
Executive Compensation Programs
In 2017, our executive officer compensation consisted of four components:

•	base salary;

•	annual incentive compensation;

•	other one-time bonuses; and

•	long-term equity incentive compensation.
All of these components are discussed in more detail below.
Base Salary. We provide a base salary to attract and retain executive officers and provide them with a fixed and predictable income stream that compensates them for their services during the year. The base salaries for Messrs. Gray and Moss were unchanged in 2017 and were $750,000 and $460,000, respectively. Mr. Reich’s base salary was increased from $420,000 to $450,000 during 2017. Mr. McCarver’s salary was increased from $250,000 to $300,000 when he was named Senior Vice President and Interim Head of Global Sales in November 2017. Mr. Powell joined the Company in January 2017 and his base salary was set at $330,000. The Compensation Committee believes all of these salaries are market competitive, based on the Broader Market Data.
Annual Incentive Compensation. Each of the NEOs, other than Mr. McCarver, participated in the Company’s Annual Incentive Plan or AIP. The purpose of the AIP is to focus executives and other management employees on key goals in support of our annual business plan and reinforce a results-oriented management culture by providing opportunities to earn cash incentive awards based on the financial results of the Company. For each individual, the annual incentive is calculated by using a combination of factors, including individual annual percentage award opportunities, corporate financial measurements and weightings, performance goals, and in the discretion of the Compensation Committee, an individual performance adjustment based on each individual’s job performance and contribution during the year. Each of these factors is discussed below.
First, each eligible employee, including the participating NEOs, is assigned a target annual incentive award opportunity which is reflected as a percentage of his or her base salary. The target annual award opportunity for Messrs. Gray and Moss were unchanged in 2017 and were set at 100% and 80%, respectively, of their base salary. The target annual award opportunity for Mr. Reich was increased from 75% in 2016 to 80% in 2017. Mr. Powell’s target annual award opportunity was set at 60% of his base salary when he joined the Company in January 2017. The Compensation Committee believes all of the target annual incentive award opportunities are market competitive, based on the Broader Market Data.
Second, the Compensation Committee chooses corporate financial measures that it believes are important indications of how well the Company is performing and on which it wants our executives to focus each year. The Compensation Committee assigns each corporate financial measure a weighting indicating how important a particular measure will be in calculating the annual incentive awards. For 2017, the Compensation Committee selected the following measures and weightings for determining annual incentive awards for corporate executives.

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
Third, the Compensation Committee establishes a threshold, a target and a superior performance goal for each financial measure. Calculations between the threshold and the superior goals are linear (which means they are determined using straight-line interpolation). The goals established by the Compensation Committee in February 2017 for corporate executives, including the participating NEOs, were as follows:

Financial Measure	Threshold	Target	Superior
Syniverse Consolidated Revenues	$780 million	$801 million	$818 million
Syniverse Consolidated Adjusted EBITDA*	$282 million	$302 million	$317 million
Syniverse Consolidated Free Cash Flow*	$80 million	$91 million	$101 million
Syniverse New Business Revenue	$61 million	$70 million	$79 million

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

For all participating NEOs, if the Company’s financial performance reaches the threshold goal, then the percentage of the annual incentive cash award attributable to that financial measure is calculated at 50% of the target annual incentive award opportunity. If the Company’s financial performance reaches the target goal, the percentage is 100% and if the Company’s financial performance reaches the superior goal, the percentage is 150% of the target award opportunity.

	Threshold	Target	Superior
Stephen C. Gray	50%	100%	150%
Robert F. Reich	40%	80%	120%
Timothy Moss	40%	80%	120%
Norris Powell	30%	60%	90%
Finally, the Compensation Committee increases or decreases annual incentive awards based on each executive’s individual job performance. In 2017 percentage increases or decreases for annual bonuses paid to participating NEOs ranged from a 10% decrease to a 30% increase of the originally calculated amounts based on each NEOs individual job performance.
In 2017, the Company achieved successful financial results as compared to several of the AIP performance goals. Revenues were above the threshold goal but slightly below the target goal and as calculated on a linear basis resulted in an 81% payout factor for this financial measurement. Adjusted EBITDA was also above the threshold goal and lower than the target goal and calculated on a linear basis resulted in an 83% payout factor for this financial measurement. Free Cash Flow exceeded the target goal but was below the superior goal and resulted in a 111% payout factor based on a linear calculation. New Business Revenue was below the threshold goal so the payout factor associated with this measurement was 0%. When the weightings of 35%, 35%, 15% and 15% are applied to the payout factors for Revenue, Adjusted EBITDA, Free Cash Flow and New Business Revenue, respectively, the overall payout factor for the AIP was 74.1%. Revenues, Adjusted EBITDA, Free Cash Flow and New Business Revenue were all adjusted for foreign exchange impact in determining the payout factors associated with each measurement. Based on the overall Company performance, each individual’s annual target percentage and each individual’s job performance, the Compensation Committee of the Board of Directors approved the bonuses in the table below for the fiscal year 2017 for each NEO.

	2017 Annual Incentive Plan Award	% of Base Salary
Stephen C. Gray	$639,113	85.22%
Robert F. Reich	$346,788	77.06%
Timothy Moss	$245,419	53.35%
Norris Powell	$161,390	48.91%

Prior to being named Senior Vice President and Interim Head of Global Sales, Mr. McCarver was Vice President Sales Strategy and Business Development (“Vice President Sales”). As the Vice President Sales, Mr. McCarver was paid quarterly bonuses of up to $50,000 based upon his completion during the quarter of certain Key Sales Objectives (“KSOs”) outlined in the Sales Incentive Compensation Plan. Mr. McCarver’s KSOs included defining the quarterly sales enablement plan for 2017, defining a new forecast/pipeline review process, redefining the quote to cash process, defining a quarterly business review process, preparing a segment strategy, developing a go-to-market framework, and completing and rolling out a new commission plan for 2018. Mr. McCarver successfully completed all of his KSOs in 2017 and received a Sales Incentive Plan bonus of $200,000.

Other One-Time Bonuses. From time to time in connection with the employment of an executive the Company will pay the executive a one-time signing, relocation or retention bonus. The purpose of this type of bonus is to attract and retain the most talented executive available for a position and to reimburse the executive for his or her relocation expenses associated with accepting a new position. In 2017, Mr. Powell received a relocation and a signing bonus of $175,000 and $135,000, respectively, which are subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his letter agreement) prior to July 2018. In February 2017, Mr. McCarver received a signing bonus of $50,000. In November 2017 in connection with his promotion to Senior Vice President and Interim Head of Global Sales, Mr. McCarver received a retention bonus of $200,000 which is subject to repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his letter agreement) prior to November 2018.

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

2017 Equity Awards. In February 2017 in connection with Messrs. Powell and McCarver joining the Company, the Compensation Committee granted Mr. Powell 75,000 restricted stock units and 230,000 stock options and granted Mr. McCarver 50,000 stock options. In August 2017, the Compensation Committee granted 100,000 and 80,000 restricted stock units to Messrs. Moss and Reich, respectively, and granted 140,000 stock options to Mr. Reich. In November 2017, in connection with being named Senior Vice President and Interim Head of Global Sales, the Compensation Committee granted Mr. McCarver 50,000 restricted stock units and 100,000 stock options. All restricted stock units granted to NEOs in 2017 vest over a 3 year period based on continuous service (50% after 18 months and 50% after the third year) and all stock options vest ratably over a 4 year period based on continuous service.

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

In November 2016, the Compensation Committee decided to issue new equity awards to certain executives and key employees. The equity awards granted in 2016 were restricted stock units that vest over a 3 year period based on continuous service in two equal 18 month increments. The Compensation Committee believes that the restricted stock units are in line with market practices and appropriately incentivizes its executives to profitably grow the Company. As part of the November 2016 equity grant, the Compensation Committee granted Mr. Reich 30,000 restricted stock units.

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

Other Compensation. We do not currently provide a defined benefit pension plan, deferred compensation program, post-retirement health coverage, or similar benefits for our executives. In 2017 Messrs. Gray, Reich, Moss, Powell and McCarver were eligible to participate, during the term of their employment, in the employee benefit plans provided to all U.S. employees, which included the following:

•
a 401(k) plan, participants received a 100% company match of the first 2% contribution and a 50% company match of the next 6% contribution, not to exceed 5%, for the period from January to December 2017;

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
Employment and Termination Agreements
Our parent entered into employment agreements with Mr. Gray in February 2015, with Mr. Reich in April 2015 and with Mr. Moss in June 2016 upon their acceptance of employment. Messrs. Powell and McCarver do not have employment agreements but are entitled to certain severance benefits pursuant to letter agreements with the Company.
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

Employment Agreement with CEO

On January 9, 2018, our parent entered into an employment agreement with Dean Douglas to become the President and Chief Executive Officer of Syniverse, effective February 1, 2018. Pursuant to the employment agreement Mr. Douglas will receive an annual base salary of $900,000 and will have an opportunity to earn an annual bonus equal to one hundred percent (100%) of his base salary if Syniverse achieves the performance objectives set by the Compensation Committee for the applicable year and equal to up to two hundred percent (200%) of his base salary if Syniverse exceeds such performance objectives. Mr. Douglas is also entitled to reimbursement of his relocation expenses up to an amount not to exceed $400,000. In connection with his commencement of employment, Mr. Douglas receive a grant of 1,000,000 restricted stock units under the 2011 Equity Incentive Plan that vest ratably over three years, an option to purchase 1,500,000 shares of common stock under the 2011 Equity Incentive Plan at an exercise price equal to the fair market value of the stock on the date of grant and an option to purchase an additional 1,000,000 shares of common stock under the 2011 Equity Incentive Plan at an exercise price equal to 200% of the fair market value on the date of grant. The options vest ratably over four years.
Compensation Committee Report
The members of the Company's Compensation Committee reviewed and discussed the above CD&A with management of the Company and, based on that review and discussion, recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

By the Company’s Compensation Committee
James A. Attwood, Jr. (Chairman)
Kevin L. Beebe
Julius Genachowski
Laura Desmond
Compensation Committee Interlocks and Insider Participation
As of December 31, 2017, the Compensation Committee consisted of Messrs. James A. Attwood, Jr. (Chairman), Kevin L. Beebe, Julius Genachowski and Ms. Desmond. None of the members of our Compensation Committee was an officer or employee of the Company in 2017 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.
 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (6)	Stock Awards ($) (7)	Option Awards ($) (7)		Non‑Equity Incentive Plan Compensation ($) (8)	All Other Compensation ($)(9)	Total ($)
Stephen C. Gray (1)	2017	788,985	—	—	—		639,113	390,751	1,818,849
President, Chief Executive Officer and Director	2016	779,577	—	—	—		602,250	271,733	1,653,560
	2015	769,585	1,300,000	7,875,000	7,470,150		499,500	267,745	18,181,980

Robert F. Reich (2)	2017	432,040	—	800,000	472,699		346,788	11,462	2,062,989
Executive Vice President and Chief Financial Officer	2016	401,806	—	300,000	—		262,800	11,792	976,398
	2015	304,615	160,000	1,012,500	1,665,360	(10)	133,200	11,650	3,287,325

Timothy Moss (3)	2017	461,305	—	1,000,000	—		245,419	9,981	1,716,705
Executive Vice President and Chief Operating Officer	2016	248,302	150,000	1,000,000	1,620,909		184,000	10,350	3,213,561

Norris Powell (4)	2017	324,427	310,000	750,000	745,116		161,390	5,625	2,296,558
Senior Vice President and Chief Human Resources Officer

Michael McCarver (5)	2017	234,179	250,000	500,000	508,853		200,000	6,508	1,699,540
Senior Vice President and Interim Head of Global Sales

(1)
Mr. Gray became our Interim President and Chief Executive Officer on August 26, 2014, and our President and Chief Executive Officer on February 25, 2015. Effective February 1, 2018, Mr. Gray ceased serving as our President and Chief Executive Officer. Mr. Gray terminated employment with the Company effective February 25, 2018, but remains a member of the Syniverse Board of Directors.

(2)	Mr. Reich became our Executive Vice President and Chief Financial Officer on April 1, 2015.

(3)
Mr. Moss became our President, Service Provider Group and Global Strategy on June 20, 2016, and our Executive Vice President and Chief Operating Officer on January 13, 2017. Mr. Moss has decided to leave the Company effective March 16, 2018.

(4)	Mr. Powell became our Senior Vice President and Chief Human Resources Officer on January 9, 2017.

(5)	Mr. McCarver became our Senior Vice President and Interim Head of Global Sales on November 2017.

(6)
For Mr. Gray, reflects his signing bonus of $1,300,000. For Mr. Reich, reflects his relocation bonus of $160,000. For Mr. Moss, reflects his relocation bonus of $150,000. For Mr. Powell, reflects his relocation bonus of $175,000 and his signing bonus of $135,000. For Mr. McCarver, reflects his retention bonus of $200,000 and his signing bonus of $50,000.

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

(8)	Reflects the annual non-equity incentive bonuses earned during the applicable year. For Mr. McCarver, reflects his KSO bonuses of $200,000.

(9)
The amounts for 2017 reflect the 401(k) Company Match contributions. In addition, for Mr. Gray All Other Compensation includes $350,986 of aggregate incremental cost for commuter use of the Company’s fractional ownership aircraft and tax gross-up of $31,665 related to taxes paid by the company on behalf of the employee. The aggregate incremental cost is calculated based on our estimated variable operating costs, which include fuel, maintenance, landing fees, trip-related hangar/parking costs and other smaller variable costs.

(10)
Reflects the grant date fair value of Mr. Reich’s option awards ($1,299,321) and the incremental fair value related to the modification of his option awards as of the modification date ($366,039), as described in the Compensation Discussion and Analysis.

2017 Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Stephen C. Gray, our CEO as of December 31, 2017. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.

For 2017, our last completed fiscal year, the median of the annual total compensation of all employees of the Company (other than our CEO) was $52,590, and the annual total compensation of our CEO as of December 31, 2017, as reported in the Summary Compensation Table included in this Form 10-K, was $1,818,849. Based on this information, for 2017, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 35 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustment and estimates that we used were as follows:

•
We selected December 31, 2017 as the date upon which we would identify the “median employee.” As of December 31, 2017, we had 2,179 global employees working at the Company and its consolidated subsidiaries.

•
To determine our “median employee” from our employee population, we used a consistently applied compensation definition and chose total taxable wages before deductions for pre-tax items, such as 401(k) contributions, derived from our payroll records.

•
We excluded, under the de minimis exception to the pay ratio rule, all of our employees in each of Singapore (18), Argentina (13), Brazil (12), Mexico (5) and Malaysia (2), which in total are 50 employees out of a total of 2,179 total global employees, or approximately 2% as of December 31, 2017.

•	For employees located outside the United States, we applied a currency adjustment based on applicable foreign currency exchange rates as of December 31, 2017.

•
We determined that the “median employee” was a full-time, salaried employee located in the United States, with taxable wages before deductions for pre-tax items for the 12-month period ending December 31, 2017 in the amount of $51,812.

•
With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $52,590.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report on Form 10-K.
2017 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock Units(#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Mr. Gray		375,000	750,000	1,125,000

Mr. Reich		180,000	360,000	540,000
	8/14/2017				80,000			800,000
	8/14/2017					140,000	10.00	472,699
Mr. Moss		184,000	368,000	552,000
	8/14/2017				100,000			1,000,000
Mr. Powell		99,000	198,000	297,000
	2/9/2017				75,000			750,000
	2/9/2017					230,000	10.00	745,116
Mr. McCarver (6)		—	—	200,000
	11/1/2017				50,000			500,000
	11/1/2017					100,000	10.00	346,871
	2/9/2017					50,000	10.00	161,982

(1)
Represents potential threshold, target and maximum payout opportunities under the annual incentive plan, assuming payout target percentages were effective for the entire year, excluding individual performance qualifiers. Actual amounts earned under the annual incentive plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation table.

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

(6)	In 2017, Mr. McCarver did not receive a bonus under the AIP mentioned above, instead Mr. McCarver received a $200,000 bonus under the sales incentive plan.
Material Terms of Employment Agreements
Each of the employment agreements with Messrs. Gray, Reich and Moss has an initial term of three years, and each of these agreements automatically extend for additional one-year periods unless either party gives prior notice of non-renewal. The initial terms of these employment agreements expire on February 25, 2018, April 1, 2018 and June 20, 2019 for Messrs. Gray, Reich and Moss, respectively. The agreements provide for a base salary and target annual incentive opportunity discussed above in the Compensation Discussion & Analysis. Additionally, Mr. Gray is also entitled to use of a private jet for his travel to the Company’s headquarters in Tampa, Florida and domestic business outside Tampa. Additionally, pursuant to his employment agreement, Mr. Moss was entitled to a relocation bonus in an amount equal to $150,000 which is subject to pro rata repayment if he is terminated for cause or he resigns without good reason (as such terms are defined in his employment agreement) prior to June 20, 2017. The employment agreements also specify the payments and benefits to which such executives are entitled upon a termination of employment for specified reasons. For more information on the severance benefits provided in the employment agreements, including the definition of a change in control, cause and good reason, and the estimated value of benefits to the NEOs under the employment agreements applicable to them upon a change in control or the termination of their employment as of December 31, 2017, see “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”
Messrs. Powell and McCarver do not have employment agreements with the Company but are entitled to certain severance benefits pursuant to a letter agreement with the Company.
Outstanding Equity Awards at 2017 Fiscal Year End

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (8)
Mr. Gray	30,000	—		—	10.00	4/6/2021
	350,000	—		—	11.25	12/12/2024
	750,000	750,000	(1)	—	11.25	2/25/2025
							175,000	(9)	1,750,000

Mr. Reich	180,000	180,000	(2)	—	11.25	4/1/2025
	—	140,000	(3)	—	10.00	8/14/2027
							132,500	(10)(11)(12)	1,325,000

Mr. Moss	125,000	375,000	(4)	—	10.00	6/20/2026
							150,000	(13)(14)	1,500,000

Mr. Powell	—	230,000	(5)	—	10.00	2/9/2027
							75,000	(15)	750,000

Mr. McCarver	—	50,000	(6)	—	10.00	2/9/2027
	—	100,000	(7)	—	10.00	11/1/2027
							50,000	(16)	500,000

(1)	375,000 options vest on each February 25, 2018 and February 25, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(2)	90,000 options vest on each April 1, 2018 and April 1, 2019, provided that the executive remains in continuous service on each applicable vesting date.

(3)	35,000 options vest on each August 14, 2018, August 14, 2019, August 14, 2020 and August 14, 2021, provided that the executive remains in continuous service on each applicable vesting date.

(4)	125,000 options vest on each June 20, 2018, June 20, 2019 and June 20, 2020, provided that the executive remains in continuous service on each applicable vesting date.

(5)	57,500 options vest on each February 9, 2018, February 9, 2019, February 9, 2020 and February 9, 2021, provided that the executive remains in continuous service on each applicable vesting date.

(6)	12,500 options vest on each of February 9, 2018, February 9, 2019, February 9, 2020 and February 9, 2021, provided that the executive remains in continuous service on each applicable vesting date.

(7)	25,000 options vest on each of November 1, 2018, November 1, 2019, November 1, 2020 and November 1, 2021, provided that the executive remains in continuous service on each applicable vesting date.

(8)	Based on fair market value of Syniverse Corporation common stock of $10.00 as of December 31, 2017.

(9)	175,000 shares vest on February 25, 2018, provided that the executive remains in continued service through such vesting date.

(10)	22,500 shares vest on April 1, 2018, provided that the executive remains in continued service through each applicable vesting date.

(11)	15,000 shares vest on May 3, 2018 and November 3, 2019, provided that the executive remains in continued service through the vesting date.

(12)	40,000 shares vest on February 14, 2019 and August 14, 2020, provided that the executive remains in continued service through the vesting date.

(13)	50,000 shares vest on June 20, 2019, provided that the executive remains in continued service through each applicable vesting date.

(14)	50,000 shares vest on February 14, 2019 and August 14, 2020, provided that the executive remains in continued service through each applicable vesting date.

(15)	37,500 shares vest on August 9, 2018 and February 9, 2020, provided that the executive remains in continued service through each applicable vesting date.

(16)	25,000 shares vest on May 1, 2019 and November 1, 2020, provided that the executive remains in continued service through each applicable vesting date.
2017 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Gray	—	—	245,000	2,450,000
Mr. Reich	—	—	31,500	315,000
Mr. Moss	—	—	50,000	500,000
Mr. Powell	—	—	—	—
Mr. McCarver	—	—	—	—
Potential Payments Upon Termination of Employment or Change in Control

Messrs. Gray, Reich and Moss
The employment agreements with Messrs. Gray, Reich and Moss specify the payments and benefits to which each are entitled upon a termination of employment for specified reasons. Pursuant to their employment agreements, each executive will be entitled to receive severance benefits if (i) the executive’s employment is terminated by the Company without cause, (ii) the executive resigns for good reason, (iii) the executive’s employment terminates by reason of the Company’s non-renewal of the agreement, (iv) the executive’s employment terminates by reason of his death or disability (other than with respect to Mr. Gray), or (v) the executive’s employment is terminated purportedly for cause but without following the specified procedures for such a termination in the agreement. In each such case, the executive will be entitled to the following benefits: (i) a severance payment equal to one times his then-current base salary, payable in installments over one year; (ii) an amount equal to his target bonus for the then-current fiscal year, payable at such time as the bonus would have been paid absent the executive’s termination of employment; and (iii) payment of the employee-portion of any COBRA premiums for 12 months. In addition, depending upon the date of termination, a portion of the stock options and restricted stock units (RSUs) granted to Messrs. Gray, Reich and Moss, to the extent not already vested, will become vested as described below.
A portion of Mr. Gray’s stock options and RSUs granted in 2015 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on February 26, 2017 and ending on February 25, 2018, 75% of the stock options will become vested and exercisable and 100% of the RSUs will automatically become vested;

•	if the date of termination occurs during the period beginning on February 26, 2018 and ending on February 25, 2019, 100% of the stock options will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock options will become vested and exercisable and all of the RSUs will automatically become vested.

A portion of Mr. Reich’s stock options and RSUs granted in 2015 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•
if the date of termination occurs during the period beginning on April 2, 2017 and ending on April 1, 2018, 75% of the stock options granted in 2015 will become vested and exercisable and 100% of the RSUs granted in 2015 will automatically become vested;

•	if the date of termination occurs during the period beginning on April 2, 2018 and ending on April 1, 2019, 100% of the stock options granted in 2015 will become vested and exercisable; and

•
if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock options granted in 2015 will become vested and exercisable and all of the RSUs granted in 2015 will automatically become vested.

A portion of Mr. Moss’ stock options granted in 2016 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on June 21, 2017 and ending on June 20, 2018, 50% of the stock options granted in 2016 will become vested and exercisable;

•	if the date of termination occurs during the period beginning on June 21, 2018 and ending on June 20, 2019, 75% of the stock options granted in 2016 will become vested and exercisable;

•	if the date of termination occurs during the period beginning on June 21, 2019 and ending on June 20, 2020, 100% of the stock options granted in 2016 will become vested and exercisable; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the stock options granted in 2016 will become vested and exercisable.
A portion of Mr. Moss’ RSUs granted in 2016 to the extent not already vested, will become vested, based upon the date of termination, as follows:

•	if the date of termination occurs during the period beginning on December 21, 2017 and ending on June 20, 2019, 100% of the RSUs granted in 2016 will automatically become vested; and

•	if the date of termination occurs during the 180-day period prior to a change in control of the Company, all of the RSUs granted in 2016 will automatically become vested.
For purposes of Messrs. Gray, Reich and Moss’s employment agreements, “Cause” generally means the commission of a felony or crime involving moral turpitude or the commission of fraud; conduct tending to bring substantial public disgrace or disrepute on the Company; substantial and repeated failure to perform duties; gross negligence or willful misconduct with respect to the Company; or breach of the executive’s covenants regarding confidentiality, noncompetition, nonsolicitation and/or nondisparagement. “Good Reason” generally means: assigning the executive duties which, in the aggregate, represent a material diminution in executive’s title, authority or responsibilities; reducing the base salary or target bonus of the executive; materially reducing the benefits the executive receives other than as a reduction in benefits generally applicable to senior executives of the Company; in connection with a change in control prior to an initial public offering, the failure of the acquiring entity to assume the employment agreement; or, other than with respect to Mr. Gray, requiring the executive to relocate outside of a 50 mile radius from the executive’s current employment location.
In addition, Messrs. Gray, Reich and Moss’ employment agreements provide that the executives’ unvested stock options and RSUs will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control. For purposes of Messrs. Gray, Reich and Moss’ employment agreements, “Change in Control” generally means any transaction or series of transactions pursuant to which any person or group other than Carlyle in the aggregate acquire(s) (a) beneficial ownership of equity securities of our parent possessing the voting power to elect a majority of the Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer of our parent’s equity, securityholder or voting agreement, proxy, power of attorney or otherwise), or (b) all or substantially all of our parent’s assets determined on a consolidated basis.
Pursuant to their employment agreements each of Messrs. Gray, Reich and Moss have agreed to limitations on his ability to disclose any of the Company’s confidential information, and acknowledged that all inventions relating to his employment belong to the Company. Messrs. Gray, Reich and Moss have also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the termination of his employment with the Company.

Messrs. Powell and McCarver

Pursuant to a letter agreement with the Company, if each of Messrs. Powell and McCarver’s employment is terminated by the Company without cause, each executive will be entitled to a severance payment equal to one times the executive’s then-current base salary, payable in installments over one year.

Stock Option Agreements and Restricted Stock Unit Award Agreements
Pursuant to their stock option agreements and restricted stock unit award agreements, each of Messrs. Gray, Reich, Moss, Powell and McCarver’s stock options and RSUs will become fully vested and exercisable if his employment is terminated without cause within the 12-month period immediately following a change in control. For purposes of these agreements, “Cause” generally means the failure to substantially perform the executive’s duties; failure to carry out, or comply with any lawful and reasonable directive of the Board of Directors or the executive’s immediate supervisor; the commission, conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony, indictable offense or crime involving moral turpitude; unlawful use or possession of illegal drugs on the Company’s premises or while performing the executive’s duties and responsibilities; or the commission of an act of fraud, embezzlement, misappropriation, misconduct or breach of fiduciary duty against the Company. “Change in Control” has the same meaning as provided above for the employment agreements of Messrs. Gray, Reich and Moss.
Summary of Potential Payments Upon Termination of Employment or Upon the Occurrence of a Change in Control
The following table shows the estimated value of benefits to Messrs. Gray, Reich, Moss, Powell and McCarver if their employment had been terminated under the various circumstances described below as of December 31, 2017, or upon the occurrence of a Change in Control. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay (which payments and reimbursements would be made to all salaried employees), distributions under our 401(k) retirement plan (which plan is generally available to all of our US-salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2017. Two of our named executive officers, Messrs. Gray and Moss, terminated employment with the Company following December 31, 2017, and will not be entitled to any severance benefits, except as provided below:

•
Effective February 25, 2018, Mr. Gray ceased to be an employee of Syniverse, but remains a member of the Board of Directors. Our parent adjusted the vesting requirements for Mr. Gray’s unvested stock options, such that the 25% of Mr. Gray’s options that are scheduled to vest after February 25, 2018 will continue to vest so long as Mr. Gray remains a member of the Board of Directors.

•
On February 23, 2018, the Company announced Mr. Moss has decided to leave the Company effective March 16, 2018. In connection with leaving the Company, Mr. Moss will receive the benefits outlined in his employment agreement and described below under “Qualifying Termination (Not in Connection with a Change in Control).”

	Qualifying Termination (Not in Connection with a Change in Control) ($) (10)		Qualifying Termination (Following or in Connection with a Change in Control) ($) (10)		Termination Other than a Qualifying Termination (Not in Connection with a Change in Control) ($) (10)	Change in Control (Absent Termination)		Disability (11)
Mr. Gray
Salary (1)	750,000		750,000		—	—		—
Bonus (2)	750,000		750,000		—	—		—
COBRA Premium (3)	167		167		—	—		—
Value of Unvested Restricted Stock (4)	1,750,000	(5)	1,750,000	(8)	—	1,750,000	(9)	1,750,000	(5)
Value of Unvested Options (4)	—	(5)	—	(8)	—	—	(9)	—	(5)
TOTAL	3,250,167		3,250,167		—	1,750,000		1,750,000

Mr. Reich
Salary (1)	450,000		450,000		—	—		450,000
Bonus (2)	360,000		360,000		—	—		360,000
COBRA Premium (3)	17,268		17,268		—	—		17,268
Value of Unvested Restricted Stock (4)	225,000	(6)	1,325,000	(8)	—	1,325,000	(9)	225,000	(6)
Value of Unvested Options (4)	—	(6)	—	(8)	—	—	(9)	—	(6)
TOTAL	1,052,268		2,152,268		—	1,325,000		1,052,268

Mr. Moss
Salary (1)	460,000		460,000		—	—		460,000
Bonus (2)	368,000		368,000		—	—		368,000
COBRA Premium (3)	19,030		19,030		—	—		19,030
Value of Unvested Restricted Stock (4)	500,000	(7)	1,500,000	(8)	—	1,500,000	(9)	500,000	(7)
Value of Unvested Options (4)	—	(7)	—	(8)	—	—	(9)	—	(7)
TOTAL	1,347,030		2,347,030		—	1,500,000		1,347,030

Mr. Powell
Salary (1)	330,000		330,000		—	—		—
Bonus (2)	198,000		198,000		—	—		—
COBRA Premium (3)	21,161		21,161		—	—		—
Value of Unvested Restricted Stock (4)	—		750,000	(8)	—	—		—
Value of Unvested Options (4)	—		—	(8)	—	—		—
TOTAL	549,161		1,299,161		—	—		—

Mr. McCarver
Salary (1)	300,000		300,000		—	—		—
COBRA Premium (3)	21,161		21,161		—	—		—
Value of Unvested Restricted Stock (4)	—		500,000	(8)	—	—		—
Value of Unvested Options (4)	—		—	(8)	—	—		—
TOTAL	321,161		821,161		—	—		—

(1)	Reflects the executive’s base salary as of December 31, 2017 which amount would be payable in installments over one year.

(2)	Reflects 100% of the executive’s 2018 target bonus as of December 31, 2017, payable at such time as the bonus would have been paid absent the executive’s termination of employment.

(3)	Represents an estimated value, based on current rates, for payment of the entire COBRA premiums for 12 months.

(4)
For purposes of this calculation, the value of the unvested stock options is based on the difference between the fair market value of our common stock on December 31, 2017 ($10.00) and the exercise price of the unvested option. Excludes any unvested stock options having an exercise price that is equal to or greater than the fair market value of our common stock on December 31, 2017 ($10.00). The value of unvested shares of RSUs is based on the fair market value of our common stock on December 31, 2017 ($10.00).

(5)
Pursuant to Mr. Gray’s employment agreement, if his date of termination occurs during the period beginning on February 26, 2017 and ending on February 25, 2018, 25% of the stock options granted on February 25, 2015 will immediately become vested and exercisable and 25% of the RSUs granted on February 25, 2015 will become automatically vested.

(6)
Pursuant to Mr. Reich’s employment agreement, if his date of termination occurs during the period beginning on April 2, 2017 and ending on April 1, 2018, 25% of the stock options granted on April 1, 2015 will immediately become vested and exercisable and 25% of the RSUs granted on April 1, 2015 will become automatically vested.

(7)
Pursuant to Mr. Moss’ employment agreement, if his date of termination occurs during the period beginning on June 21, 2017 and ending on June 20, 2018, 25% of the stock options granted on June 20, 2016 will immediately become vested and exercisable and if his date of termination occurs during the period beginning on December 21, 2017 and ending on June 20, 2019, 50% of the RSUs granted on June 20, 2016 will become automatically vested.

(8)
Pursuant to the executives’ stock award agreement, if the executives’ employment is terminated within the 12-month period immediately following a change in control, all of the executives’ stock options and RSUs automatically become vested and exercisable.

(9)
Messrs. Gray, Reich and Moss’ employment agreements provide that the executives’ unvested stock options and RSUs will become immediately vested upon a change in control, provided that the executive is employed by us on the date of the change in control.

(10)
For purposes of the table, the term “Qualifying Termination” for each executive refers to a termination of employment that would trigger severance payments for such executive as described above in the narrative to this table.

(11)	If an executive meets the requirements for disability under our long-term disability plan he is also entitled to receive benefits under our long-term disability plan.

Compensation Risk Assessment
We have analyzed the potential risks arising from our compensation policies and practices and determined that there are no such risks that are reasonably likely to have a material adverse effect on the Company.
2017 Director Compensation
In 2017, each director not employed by The Carlyle Group or the Company on January 1, 2017, received an annual retainer of $75,000. The Chairman of the Audit Committee and the Nominating and Corporate Governance Committee, received an additional $25,000 and $15,000, respectively. Each non-Chair member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee received an additional $7,500. Each director may elect to receive up to fifty percent of his cash fees in the form of shares of our parent’s common stock. In 2017, no director made such an election. In 2017, each director not employed by The Carlyle Group or the Company received a one-time grant of 15,000 restricted stock units.
2017 Director Compensation Table

The following table provides information about the compensation earned by members of the Board of Directors during 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Total
James A. Attwood, Jr.	—	—	—
Tony G. Holcombe	82,500	150,000	232,500
Kristen Ankerbrandt	—	—	—
Kevin L. Beebe	97,500	150,000	247,500
Laura Desmond	82,500	150,000	232,500
Julius Genachowski	—	—	—
Stephen C. Gray	—	—	—
Mark J. Johnson (2)	82,500	150,000	232,500
Daniel S. Mead	102,500	150,000	252,500
Raymond A. Ranelli	100,000	150,000	250,000

(1)
Reflects the grant date fair value of restricted stock unit awards granted in 2017, determined in accordance with the accounting guidance for share-based compensation under ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the restricted stock unit awards are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Mr. Johnson resigned from the Board of Directors in January 2018.

As of December 31, 2017, the Directors held the number of outstanding option and restricted stock unit awards listed below:

	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Stock Unit Awards
James A. Atwood, Jr.	—	$—		—
Tony G. Holcombe	50,000	$10.00	7/1/2021	15,000
Kristen Ankerbrandt	—	$—		—
Kevin L. Beebe	30,000	$10.00	4/6/2021	15,000
Laura Desmond	—	$—		15,000
Julius Genachowski	—	$—		—
Stephen C. Gray	30,000	$10.00	4/6/2021	—
Mark J. Johnson (1)	—	$—		15,000
Daniel S. Mead	—	$—		15,000
Raymond A. Ranelli	30,000	$10.00	4/6/2021	15,000

(1)	Mr. Johnson resigned from the Board of Directors in January 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We are an indirect, wholly-owned subsidiary of Syniverse Corporation, a Delaware corporation. All of our outstanding capital stock is owned by The Carlyle Group and certain of its affiliates and co-investors, except as discussed below.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2018 for:

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
For funds affiliated with the Carlyle group and executive officers and directors in the table, applicable percentage ownership is based on 121,725,157 shares of common stock outstanding at February 28, 2018. The number of shares of common stock beneficially owned by an executive officer or director is based on their outstanding shares of common stock, stock options that are currently exercisable or exercisable within 60 days of February 28, 2018 and all restricted stock held by such persons as of February 28, 2018.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Syniverse Corporation, 8125 Highwoods Palm Way, Tampa, FL 33647.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
Funds Affiliated with the Carlyle Group (1)	120,000,000	98.6%
Named Executive Officers:
Stephen C. Gray (2)	1,836,143	1.5%
Robert F. Reich (3)	451,539	*
Timothy Moss (4)	305,485	*
Norris Powell (5)	132,500	*
Michael McCarver (6)	62,500	*

Directors:
James A. Attwood, Jr.	—	*
Tony G. Holcombe (7)	135,000	*
Kristen Ankerbrandt	—	*
Kevin L. Beebe (8)	169,000	*
Laura Desmond (9)	15,000	*
Julius Genachowski	—	*
Dean Douglas (10)	1,000,000	*
Daniel S. Mead (11)	15,000	*
Raymond A. Ranelli (12)	84,909	*
All executive officers and directors as a group (18 persons) (13)	5,273,294	3.4%
___________________

*	Less than 1%

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

(2)	Mr. Gray also serves as a director of the Company. Includes 331,143 shares owned, 1,130,000 vested options and 375,000 options that will vest within 60 days of February 28, 2018.

(3)	Includes 49,039 shares owned, 180,000 vested options, 132,500 restricted stock units and 90,000 options that will vest within 60 days of February 28, 2018.

(4)	Includes 30,485 shares owned, 125,000 vested options and 150,000 restricted stock units.

(5)	Includes 75,000 restricted stock units and 57,500 options that will vest within 60 days of February 28, 2018.

(6)	Includes 12,500 vested options and 50,000 restricted stock units.

(7)	Includes 85,000 shares owned and 50,000 vested options.

(8)	Includes 139,000 shares owned and 30,000 vested options.

(9)	Includes 15,000 shares owned.

(10)	Includes 1,000,000 restricted stock units.

(11)	Includes 15,000 shares owned.

(12)	Includes 54,909 shares owned and 30,000 vested options.

(13)	Includes 876,536 shares owned, 2,128,166 vested options, 1,712,759 restricted stock units and 555,833 options that will vest within 60 days of February 28, 2018.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in place as of December 31, 2017. However, the following table provides information as of December 31, 2017, about the securities that may be issued by our parent under its existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (1)	9,867,010	$10.66	2,500,223
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	9,867,010	$10.66	2,500,223
___________________

(1)	2011 Equity Incentive Plan (the “2011 Plan”).

(2)	Reflects 8,249,251 options and 1,617,759 restricted stock units outstanding under the 2011 Plan as of December 31, 2017.

(3)	All of such shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
Consulting Agreement with Carlyle
On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the year ended December 31, 2017 we recorded $3.3 million of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the years ended December 31, 2016 and 2015 we recorded $3.2 million and $3.1 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.
Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche

B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the years ended December 31, 2017, 2016 and 2015.
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
The following table presents fees for professional audit and other services rendered by our independent registered certified public accountant, Ernst & Young LLP, for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit fees (1)	$1,992,525	$2,010,956
Audit-related fees (2)	708,500	684,392
Tax fees (3)	44,049	50,000
All other (4)	—	—
Fees	$2,745,074	$2,745,348
____________________

(1)	Audit fees include fees for our fiscal year-end audit of the consolidated financial statements, statutory audits and review of financial statements included in our Form 10-Q Quarterly Reports.

(2)	Audit-related fees include fees for internal control attestation services and comfort letter procedures in connection with the Exchange Offer.

(3)	Tax fees include fees for professional services rendered in connection with tax compliance.

(4)	All other fees not included in the above three categories.
Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Certified Public Accountants
The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered certified public accountant in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted pre-approval policies and procedures detailed as to particular services and particular amounts and delegated pre-approval authority to the chairman of the Audit Committee. Under this policy, the decision of any Audit Committee member to whom pre-approval authority has been delegated must be presented to the full Audit Committee at the next scheduled meeting. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered certified public accountant in accordance with this pre-approval policy. During the years ended December 31, 2017 and 2016, all services were pre-approved by the Audit Committee or a designated member of the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Index to Consolidated Financial Statements	82
		Report of Independent Registered Certified Public Accounting Firm	83
		Consolidated Balance Sheets	84
		Consolidated Statements of Operations	85
		Consolidated Statements of Comprehensive Income (Loss)	86
		Consolidated Statements of Changes in Stockholder Equity	87
		Consolidated Statements of Cash Flows	88
		Notes to Consolidated Financial Statements	89
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	126

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Syniverse Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholder equity and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2000.

/S/ Ernst & Young LLP

Tampa, Florida
March 14, 2018

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$127,677	$136,174
Accounts receivable, net of allowances of $16,486 and $21,650, respectively	168,149	166,107
Income taxes receivable	4,134	8,296
Prepaid and other current assets	23,204	28,390
Total current assets	323,164	338,967
Property and equipment, net	93,203	108,782
Capitalized software, net	102,454	143,291
Goodwill	2,314,281	2,272,796
Identifiable intangibles, net	258,986	319,441
Deferred tax assets	3,608	1,338
Investment in unconsolidated subsidiaries	47,258	47,181
Other assets	4,972	8,304
Total assets	$3,147,926	$3,240,100
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$20,837	$30,557
Income taxes payable	4,784	5,049
Accrued liabilities	89,249	107,164
Deferred revenues	5,997	3,014
Current portion of capital lease obligation	6,410	16,354
Current portion of long-term debt, net of original issue discount and deferred financing costs	2,595	1,853
Total current liabilities	129,872	163,991
Long-term liabilities:
Deferred tax liabilities	73,793	112,730
Long-term capital lease obligation, net of current maturities	4,340	8,366
Long-term debt, net of original issue discount and deferred financing costs	1,940,613	1,993,596
Other long-term liabilities	38,901	45,215
Total liabilities	2,187,519	2,323,898
Commitments and contingencies (Note 14)
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized; issued and outstanding as of December 31, 2017 and 2016	—	—
Additional paid-in capital	1,275,944	1,265,752
Accumulated deficit	(261,615)	(237,021)
Accumulated other comprehensive loss	(63,226)	(120,042)
Total Syniverse Holdings, Inc. stockholder equity	951,103	908,689
Noncontrolling interest	9,304	7,513
Total equity	960,407	916,202
Total liabilities and stockholder equity	$3,147,926	$3,240,100
See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015

Revenues	$793,512	$781,892	$861,475
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	349,698	355,394	389,163
Sales and marketing	69,916	70,803	76,693
General and administrative	99,919	114,550	135,812
Depreciation and amortization	194,550	208,130	215,167
Employee termination benefits	1,923	869	948
Restructuring	6,198	25,220	387
Acquisition	—	—	111
Other operating income	—	(5,499)	—
	722,204	769,467	818,281
Operating income	71,308	12,425	43,194
Other income (expense), net:
Interest expense, net	(132,117)	(122,837)	(122,726)
Loss on early extinguishment of debt, net	(5)	—	—
Equity (loss) income in investees	(404)	(466)	36
Other, net	(3,527)	2,901	(1,093)
	(136,053)	(120,402)	(123,783)
Loss before benefit from income taxes	(64,745)	(107,977)	(80,589)
Benefit from income taxes	(43,946)	(42,807)	(31,277)
Net loss	(20,799)	(65,170)	(49,312)
Net income attributable to noncontrolling interest	3,795	2,013	1,279
Net loss attributable to Syniverse Holdings, Inc.	$(24,594)	$(67,183)	$(50,591)

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(20,799)	$(65,170)	$(49,312)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	56,411	(22,184)	(53,778)
Amortization of unrecognized gain (loss) included in net periodic pension cost	712	(386)	327
Other comprehensive income (loss)	57,123	(22,570)	(53,451)
Comprehensive income (loss)	36,324	(87,740)	(102,763)
Less: Comprehensive income attributable to noncontrolling interest	4,102	1,899	1,192
Comprehensive income (loss) attributable to Syniverse Holdings, Inc.	$32,222	$(89,639)	$(103,955)

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance at December 31, 2014	1	$—	$1,232,108	$(119,247)	$(44,222)	$7,153	$1,075,792
Net (loss) income	—	—	—	(50,591)	—	1,279	(49,312)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax benefit of $269	—	—	—	—	(53,691)	(87)	(53,778)
Amortization of unrecognized gain included in net periodic pension cost, net of tax expense of $144	—	—	—	—	327	—	327
Stock-based compensation	—	—	17,262	—	—	—	17,262
Distribution to noncontrolling interest	—	—	—	—	—	(1,211)	(1,211)
Contribution from Syniverse Corporation	—	—	769	—	—	—	769
Balance at December 31, 2015	1	—	1,250,139	(169,838)	(97,586)	7,134	989,849
Net (loss) income	—	—	—	(67,183)	—	2,013	(65,170)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax expense of $204	—	—	—	—	(22,070)	(114)	(22,184)
Amortization of unrecognized loss included in net periodic pension cost, net of tax benefit of $171	—	—	—	—	(386)	—	(386)
Stock-based compensation	—	—	17,070	—	—	—	17,070
Distribution to noncontrolling interest	—	—	—	—	—	(1,520)	(1,520)
Distribution to Syniverse Corporation	—	—	(1,457)	—	—	—	(1,457)
Balance at December 31, 2016	1	—	1,265,752	(237,021)	(120,042)	7,513	916,202
Net (loss) income	—	—	—	(24,594)	—	3,795	(20,799)
Other comprehensive (loss) income
Foreign currency translation adjustment	—	—	—	—	56,104	307	56,411
Amortization of unrecognized gain included in net periodic pension cost, net of tax expense of $304	—	—	—	—	712	—	712
Stock-based compensation	—	—	13,707	—	—	—	13,707
Distribution to noncontrolling interest	—	—	—	—	—	(2,311)	(2,311)
Distribution to Syniverse Corporation	—	—	(3,515)	—	—	—	(3,515)
Balance at December 31, 2017	1	$—	$1,275,944	$(261,615)	$(63,226)	$9,304	$960,407
See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(20,799)	$(65,170)	$(49,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194,550	208,130	215,167
Amortization of original issue discount and deferred financing costs	13,272	14,592	13,258
Allowance for credit memos and uncollectible accounts	12,437	17,319	20,942
Deferred income tax benefit	(52,044)	(51,260)	(37,669)
Debt modification costs	9,780	—	177
Loss on early extinguishment of debt, net	5	—	—
Stock-based compensation	14,209	17,070	17,262
Other operating income	—	(5,499)	—
Other, net	1,576	2,327	(2,152)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,110)	9,126	(23,777)
Income tax receivable or payable	3,628	598	(559)
Prepaid and other current assets	1,821	(3,747)	2,941
Accounts payable	(10,292)	(19,814)	15,759
Accrued liabilities and deferred revenues	(14,373)	6,803	(9,611)
Other assets and other long-term liabilities	2,287	5,643	(588)
Net cash provided by operating activities	145,947	136,118	161,838
Cash flows from investing activities
Capital expenditures	(61,187)	(62,887)	(68,220)
Investment in unconsolidated subsidiaries	—	(40,479)	—
Redemption (purchase) of certificate of deposit	506	390	(597)
Proceeds from divestitures	—	10	2,225
Net cash used in investing activities	(60,681)	(102,966)	(66,592)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	—	15,000	—
Debt issuance costs paid	(1,143)	—	—
Principal payments on Revolving Credit Facility	—	(15,000)	(10,000)
Debt modification costs paid	(9,780)	—	(177)
Principal payments on debt	(65,032)	(36,243)	—
Payments on capital lease obligation	(17,569)	(16,450)	(9,776)
(Distribution to) contribution from Syniverse Corporation	(3,515)	(6,456)	769
Distribution to noncontrolling interest	(2,311)	(1,520)	(1,211)
Net cash used in financing activities	(99,350)	(60,669)	(20,395)
Effect of exchange rate changes on cash	5,587	(2,890)	2,383
Net (decrease) increase in cash	(8,497)	(30,407)	77,234
Cash and cash equivalents at beginning of period	136,174	166,581	89,347
Cash and cash equivalents at end of period	$127,677	$136,174	$166,581

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$5,963	$7,950	$27,200
Issuance of Syniverse Corporation stock for investment in unconsolidated subsidiaries	—	$5,000	—
Supplemental cash flow information
Interest paid	$117,739	$108,948	$109,435
Income taxes paid	$4,651	$7,857	$7,624

See accompanying notes to consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Syniverse is the leading global transaction processor that connects MNOs and enterprises in nearly 200 countries, enabling seamless mobile communications across disparate and rapidly evolving networks, devices and applications. We process transactions that include the authorization and delivery of end-user traffic, clearing of billing records and settlement of payments. We also offer a unique portfolio of intelligent policy and charging tools that enable our customers to use the real-time data generated by these transactions to deliver customized services and choices to their end users. Our portfolio of mission-critical services enables our customers to connect to the mobile ecosystem, optimize their businesses and enhance and personalize the mobile experience for their end-users. We process over 4 billion billable transactions daily and settle approximately $15 billion annually between our customers.

We are the leader in LTE roaming and interconnect, offering superior connectivity critical for delivering the advanced mobile experiences end-users have come to expect from 4G and other advanced mobile network technologies, including VoLTE. Our IPX network currently directly connects to nearly half of the global mobile population. We believe our global footprint and operational scale are unmatched in our industry. As a trusted partner with 30 years of experience and a history of innovation, we believe we are well positioned to solve the technical, operational and financial complexities of the mobile ecosystem.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered or delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenues are derived from transaction-based charges and monthly recurring fees under long-term contracts, typically with three-year terms. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract as we negotiate new agreements or renewals. A majority of the services and solutions we offer to our customers are provided through applications, connectivity and technology platforms owned and operated by us.

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

Research and Development

Research and development costs are charged to expense as incurred and are included in general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, we recorded research and development costs of $13.3 million, $19.4 million, and $21.6 million, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense in the consolidated statements of operations based on the grant-date fair value of Syniverse Corporation’s equity awards. We recognize compensation expense, reduced for estimated forfeitures, under the straight-line method over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards which have service-based vesting. We recognize compensation expense under the accelerated attribution method for performance-based awards expected to vest based on probable satisfaction of the cumulative performance condition. See Note 10 for additional details regarding stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consists primarily of various deposit accounts that are stated at cost, which approximates fair value.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheets. The off-balance sheet amounts totaled approximately $372.3 million and $297.9 million as of December 31, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value which is the amount we expect to collect on our gross customer trade receivables. We establish an allowance for doubtful accounts that may result from the inability of our customers to pay, as well as for specific receivables from customers with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for uncollectible accounts. We do not require deposits or other collateral from our customers. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required. As of December 31, 2017 and 2016, our allowance for doubtful accounts was $9.1 million and $7.9 million, respectively.

We maintain an allowance for credit memos based on our historical activity. These allowances are recorded primarily as the result of price concessions, service level penalties, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as reductions of accounts receivable and revenues. If our billing discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required. As of December 31, 2017 and 2016, our allowance for credit memos was $7.4 million and $13.7 million, respectively.

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

Capitalized Software Costs

We capitalize the cost of externally purchased software licenses, internal-use software and developed technology that has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they enable the software to perform a task it previously was unable to perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software and developed technology are amortized using the straight-line method over a period of 3 to 5 years and 3 to 8 years, respectively.

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test. If based on this assessment an impairment exits, a charge is recorded for the excess of the reporting unit’s carrying amount over its fair value in the consolidated statement of operations. We performed the quantitative assessment for all periods presented in the consolidated financial statements. We did not record any impairment loss on goodwill for the years ended December 31, 2017, 2016 and 2015. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows.

Indefinite-lived intangible assets are comprised of tradenames and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually on October 1, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs an impairment test. We did not record any impairment loss on indefinite-lived intangible assets for the years ended December 31, 2017, 2016 or 2015.

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

If an impairment indicator exists, we perform a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows for the asset or group of assets. If the undiscounted cash flows are less than the long-lived asset’s carrying amount, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its fair value. Expected future cash flows are based on management’s best estimate, utilizing reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. We did not record any impairment loss on long-lived assets for the years ended December 31, 2017, 2016 or 2015.

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

Joint Venture Interests

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearing house and centralized database solutions until March 2019. We consolidate the operations of this joint venture, as we retain the contractual power to direct the activities of this entity which most significantly and directly impact its economic performance. The activity of this joint venture is not material to our overall operations. The assets of this joint venture are restricted from the standpoint of Syniverse, in that they are not available for our general business use outside the context of the joint venture. The holders of the liabilities of the joint venture have no recourse to Syniverse.

In June 2013, through the MACH Acquisition, we acquired a 45% interest in Link2One, an equity method investee that provides a third party hub that automates all the tests and technical procedures to standardize telecommunications operators' requirements in connection with arrangements for the provision of roaming services. The carrying amount of the investment in the equity method investee as of December 31, 2017 and 2016 was $4.6 million and $3.5 million, respectively, and is included in Investment in unconsolidated subsidiaries in the consolidated balance sheets. Revenues recorded from commercial transactions with Link2One, which is a related party of the Company, were $0.7 million, $0.8 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consisted of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of December 31, 2017 and 2016 was $42.7 million and $43.7 million, respectively, and is included in Investment in unconsolidated subsidiaries in the consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes have partnered to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from commercial transactions with Vibes, which is a related party to the Company, were $5.7 million during the year ended December 31, 2017 and $0.7 million during the period from the investment date through the year ended December 31, 2016.

Fair Value of Financial Instruments

The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. See Note 15 for more information regarding the fair value of financial instruments, including a listing of our assets and liabilities required to be measured or disclosed at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2017 and 2016.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, we recorded a foreign currency transaction (loss) gain of $(3.5) million, $2.9 million and $1.1 million, respectively.

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

Revenues by service offerings were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Mobile Transaction Services	$634,364	$649,948	$731,496
Enterprise & Intelligence Solutions	159,148	131,944	129,979
Revenues	$793,512	$781,892	$861,475

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
North America	$464,436	$483,329	$534,178
Europe, Middle East and Africa	143,264	133,293	143,837
Asia Pacific	124,769	116,960	125,175
Caribbean and Latin America	61,043	48,310	58,285
Revenues	$793,512	$781,892	$861,475

For the years ended December 31, 2017, 2016 and 2015, we derived 53.6%, 57.0% and 57.8%, respectively, of our revenues from customers in the United States.

Long-lived assets, which consist of property and equipment, net and capitalized software, net, by geographic location were as follows:

	December 31,
(in thousands)	2017	2016
North America	$148,566	$201,753
Europe, Middle East and Africa	33,681	35,624
Asia Pacific	13,016	14,058
Caribbean and Latin America	394	638
Long-lived assets, net	$195,657	$252,073

For the years ended December 31, 2017 and 2016, 76.0% and 80.0%, respectively, of our long-lived assets were located in the United States.

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
The adoption of this update was not material to our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is included in the ASC in Topic 718. ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We adopted this update on January 1, 2017. The adoption of this update had no impact on our consolidated financial statements and related disclosures.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of comprehensive income and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance must be applied using a retrospective application method and will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. We will not early adopt this new guidance. Upon adoption, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. We are currently assessing the impact of implementing this guidance on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in the ASC in Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. The update includes a five-step framework with applicable guidance, which supersedes existing revenue recognition guidance. This update is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption using the modified retrospective method. The Company has finalized its review of the impact of adopting this new guidance. We will adopt the standard effective January 1, 2018, using the modified retrospective method such that each prior reporting period will remain unchanged and the new guidance will only affect the post-adoption period.

We have completed the review of our revenue contracts and the revenue recognition for our broad portfolio of services will remain unchanged. However, the new guidance will change the timing of revenue recognition in certain areas, including for certain implementation and development activities, which are generally highly dependent on, and interrelated with, the underlying services. In these cases, the implementation and development activities and the underlying services are accounted for as a single performance obligation and such revenue shall be recognized over time under ASC Topic 606 instead of upon completion under legacy GAAP. In addition, the timing of revenue recognition will change for certain contracts where it is not probable the company will collect substantially all consideration for which revenue is currently recorded on a cash basis. The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures. In addition, there will not be a significant change to our systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in thousands)	2017	2016
Computers and equipment	$268,924	$258,549
Computer equipment under capital lease	33,530	30,424
Furniture and fixtures	6,580	6,106
Leasehold improvements	21,647	17,978
	330,681	313,057
Accumulated depreciation	(217,259)	(189,514)
Accumulated depreciation of computer equipment under capital lease	(20,219)	(14,761)
Property and equipment, net	$93,203	$108,782

Depreciation expense related to property and equipment for the years ended December 31, 2017, 2016, and 2015 was $39.8 million, $42.7 million and $46.0 million, respectively.

5. Capitalized Software

Capitalized software, net, consisted of the following:

	December 31,
(in thousands)	2017	2016
Capitalized software	$543,251	$492,271
Capitalized software licenses under capital leases	48,216	48,216
	591,467	540,487
Accumulated amortization	(447,359)	(366,922)
Accumulated amortization of capitalized software under capital lease	(41,654)	(30,274)
Capitalized software, net	$102,454	$143,291

Amortization expense related to capitalized software for the years ended December 31, 2017, 2016 and 2015 was $88.2 million, $86.4 million and $82.1 million, respectively.

6. Identifiable Intangible Assets and Goodwill

Identifiable intangible assets, net consisted of the following:

	December 31, 2017			December 31, 2016
(in thousands)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Finite-lived intangible assets:
Customer relationships	$847,978	$(671,392)	$176,586	$831,419	$(594,378)	$237,041
Non-solicitation agreement	1,557	(1,557)	—	1,359	(1,359)	—
Tradename	1,200	(1,200)	—	1,200	(1,200)	—
	850,735	(674,149)	176,586	833,978	(596,937)	237,041
Indefinite-lived intangible assets:
Tradename and trademarks	82,400	—	82,400	82,400	—	82,400
Identifiable intangible, net	$933,135	$(674,149)	$258,986	$916,378	$(596,937)	$319,441

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

Amortization expense of identifiable intangible assets, which is included in Depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2017, 2016 and 2015 was $66.6 million, $79.0 million and $87.1 million, respectively.

The estimated amortization expense of intangible assets over the next five years and thereafter is as follows:

(in thousands)
Year ended December 31, 2018	$55,822
Year ended December 31, 2019	46,202
Year ended December 31, 2020	32,468
Year ended December 31, 2021	15,044
Year ended December 31, 2022	13,544
Thereafter	13,506
Amortization Expense	$176,586

The following table summarizes the changes in the carrying amount of goodwill for the periods ended December 31, 2017 and 2016:

(in thousands)
Balance at December 31, 2015	$2,286,876
Effect of foreign currency translation	(14,080)
Balance at December 31, 2016	2,272,796
Effect of foreign currency translation	41,485
Balance at December 31, 2017	$2,314,281

7. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Accrued payroll and related benefits	$28,043	$37,278
Accrued interest	18,017	26,543
Accrued network and data processing expenses	21,999	13,467
Accrued revenue share expenses	2,228	3,654
Other accrued liabilities	18,962	26,222
Accrued liabilities	$89,249	$107,164

8. Debt and Credit Facilities

Our total outstanding debt as of December 31, 2017 and 2016 was as follows:

	December 31,
(in thousands)	2017	2016
Senior Credit Facility:
Initial Term Loans, due 2019	$889,976	$891,057
Original issue discount	(2,607)	(4,644)
Deferred financing costs	(6,449)	(10,849)
Tranche B Term Loans, due 2019	662,396	663,200
Original issue discount	(809)	(1,398)
Deferred financing costs	(5,833)	(10,081)
Senior Notes:
Syniverse Notes, due 2019	41,727	475,000
Deferred financing costs	(322)	(6,836)
SFHC Notes, due 2022	369,547	—
Deferred financing costs	(4,418)	—
Total Debt and Credit Facilities	$1,943,208	$1,995,449
Less: Current portion
Long-term debt, current portion	(2,622)	(1,885)
Original issue discount, current portion	7	7
Deferred financing costs, current portion	20	25
Current portion of long-term debt, net of original issue discount and deferred financing costs	(2,595)	(1,853)
Long-term debt, net of original issue discount and deferred financing costs	$1,940,613	$1,993,596

As of December 31, 2017 and notwithstanding the 2018 Refinancing, the principal maturities of long-term debt for each of the next five years and thereafter were as follows:

(in thousands)
Year ended December 31, 2018	$2,622
Year ended December 31, 2019	1,591,477
Year ended December 31, 2020	—
Year ended December 31, 2021	—
Year ended December 31, 2022 and thereafter	369,547
$1,963,646

Amortization of original issue discount and deferred financing fees for the years ended December 31, 2017, 2016 and 2015 was $13.3 million, $14.6 million and $13.3 million, respectively. Amortization relates to our Credit Facility (as defined below) and our Senior Notes (as defined below) and is recorded in interest expense in our consolidated statements of operations.

Senior Credit Facility

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the “Tranche B Term Loans”), pursuant to an incremental amendment (the “Incremental Amendment”) to the Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance indebtedness used to fund the MACH Acquisition.

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

On April 14, 2017, we entered into an amendment (the “Amendment”) to the Credit Agreement governing our Revolving Credit Facility to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments to the earlier of (x) January 15, 2019 and (y) the date of termination in whole of the revolving credit commitments, the letter of credit sublimit, and the swing line facility; provided that (1) in the event that more than $50.0 million of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of the Syniverse Notes (the “First Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the First Revolver Springing Maturity Date and (2) in the event that more than $50.0 million in aggregate principal amount of any refinancing indebtedness in respect of the Syniverse Notes remains outstanding on the date that is 180 days prior to the stated maturity of such refinancing indebtedness (the “Second Revolver Springing Maturity Date”), the maturity date for the revolving credit facility will be the earlier of the Second Revolver Springing Maturity Date and January 15, 2019, (ii) make certain modifications to the financial maintenance covenant, including, among other things, by increasing the financial maintenance covenant level for so long as certain conditions such as, for example, conditions limiting usage of certain negative covenant baskets, are satisfied and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%. In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million. Pursuant to the Amendment and subject to the aforementioned conditions, the financial maintenance covenant was modified to require that our consolidated senior secured debt ratio, as of June 30, 2017 and September 30, 2017, be less than or equal to

6.25:1.00, as of December 31, 2017 and March 31, 2018 be less than or equal to 6.00:1.00 and, as of June 30, 2018 and the end of each fiscal quarter ended thereafter be less than or equal to 5.75:1.00.

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

As of December 31, 2017, we were in compliance with all of the covenants contained in the Senior Credit Facility, to the extent such covenants were required to be tested as of December 31, 2017.

As of December 31, 2017, we had no outstanding balance on our Revolving Credit Facility.

On March 9, 2018, we completed the refinancing (the “2018 Refinancing”) of our existing first lien credit facility (the “Old First Lien Credit Facility”) with the fifth amendment to the Old First Lien Credit Facility to, among other things, establish a new tranche of term loans maturing on March 9, 2023, in an aggregate principal amount of $1,702 million (the “New First Lien Credit Facility”) and to extend the revolving credit facility (the “New Extended Revolving Credit Facility”) until December 9, 2022. On the same date, we entered into a $220 million second lien term loan facility maturing on March 11, 2024 (the “New Second Lien Credit Facility” and, together with the New First Lien Credit Facility, the “New Credit Facilities”). We used the borrowings under the New Credit Facilities to prepay in full (i) all term loans outstanding under the Old First Lien Credit Facility and (ii) the SFHC Notes. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -“Liquidity and Capital Resources” for a more detailed discussion of the 2018 Refinancing.

Initial Term Loans

On April 23, 2012, we received net proceeds of $940.5 million under the Initial Term Loans and paid upfront fees of $11.3 million. The proceeds from the Initial Term Loans plus cash on hand were used to repay the Old Senior Credit Facility. We recorded $9.5 million of the upfront fees as an original issue discount to be amortized over the life of the Initial Term Loans using the effective interest method. Since we had no amounts drawn under the Revolving Credit Facility at June 30, 2012, we recorded $1.8 million of the upfront fees as deferred financing costs to be amortized over the life of the Revolving Credit Facility using the effective interest method. We had $85.6 million of unused commitments under this facility at December 31, 2017.

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

Senior Notes

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

On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes. Pursuant to the indenture governing the Notes, the Notes were redeemed at 100% of the principal amount, plus accrued and unpaid interest. As a result of fewer than $50.0 million aggregate principal amount of the Syniverse Notes remaining outstanding, pursuant to the credit agreement governing the Company’s revolving credit facility and term loan facilities, the “springing maturity date” is no longer applicable. Following the Exchange Offer, the partial repurchases and the redemption, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at December 31, 2017.

SFHC Notes

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

We incurred debt modification fees of $9.8 million in connection with the Exchange Offer for the year ended December 31, 2017 which is recorded in Interest expense in the consolidated statements of operations.

On March 12, 2018, the SFHC Notes were redeemed in full in connection with the 2018 Refinancing.

9. Employee Benefits

Defined Contribution Benefit Plans

We have a 401(k) plan covering all U.S. employees subject to certain eligibility requirements. Under this plan, a certain percentage of contributions are matched. Contributions made to the 401(k) plan were $3.5 million, $4.2 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We have defined contribution plans in certain foreign subsidiaries set up in accordance with the local statutory requirements. Contributions made to these plans were $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pension Plan

We have a noncontributory, unfunded defined benefit retirement plan for certain employees located in Germany. The benefits are based on employees’ annual compensation and plan benefits are paid to employees at least 65 years of age that have been employed a minimum of ten years. We recorded a pension obligation of $15.2 million and $13.6 million as of December 31, 2017 and 2016, respectively, which is included in Other long-term liabilities on the consolidated balance sheets.

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

In accordance with the 2011 Plan, each option has an exercisable life of no more than 10 years from the date of grant for both non-qualified and incentive stock options. For employee stock options granted prior to 2015, vesting is dependent on both the service of the employee and performance of the Company. The service based portion, based on continued employment, is 75% of each option grant which vests ratably over a five year period on each December 31. The remaining 25% of the option grant vests upon achievement of certain annual and cumulative earnings-based targets. For employee stock options granted after 2014, vesting is solely dependent on the service of the employee and vests ratably over a four year period on the grant date anniversary. Director stock option vesting is dependent on active service of the Board member. These options vest 20% each year on the grant anniversary date. For employee restricted stock awards, vesting is dependent on the service of the employee and grade vests over a three year period on the grant date anniversary.

The fair values of service based stock option grants and restricted stock awards are amortized as compensation expense using the straight-line attribution method over the vesting period of the grants. The fair values of performance based stock option grants are amortized as compensation expense using the accelerated attribution method over the vesting period of the grants. The fair values of stock options as of December 31, 2017, 2016 and 2015 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.0%	1.4%	1.9%
Volatility factor	29.9%	30.2%	38.2%
Dividend yield	—%	—%	—%
Weighted-average expected life of options (in years)	6.3	6.3	6.4

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

The following table summarizes Syniverse Corporation’s stock option activity for the year ended December 31, 2017:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	8,952,912	$11.04		$—
Granted	2,138,667	$10.00
Exercised	—	$—
Canceled or expired	(2,842,328)	$10.97
Outstanding at December 31, 2017	8,249,251	$10.79	5.28	$—
Vested and expected to vest at December 31, 2017	7,649,642	$10.84	6.54	$—
Exercisable at December 31, 2017	4,374,589	$10.95	5.27	$—

As of December 31, 2017, there was $11.9 million of total unrecognized compensation cost related to stock options. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 2.5 years.

During the years ended December 31, 2017, 2016 and 2015:

•	the weighted-average fair value per share of stock options granted to employees was $3.36, $3.25 and $4.59, respectively;

•	the total intrinsic value of stock options exercised was $0.0 million, $0.1 million and $1.1 million, respectively; and

•	the total fair value of stock options that vested during the period was $5.8 million, $6.9 million and $6.8 million, respectively.

Restricted stock awards of Syniverse Corporation are issued and measured at fair value on the date of grant. Vesting of restricted stock is based solely on time vesting. The following table summarizes Syniverse Corporation’s restricted stock activity under the 2011 Plan for the year ended December 31, 2017:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	2,050,000	$10.59
Granted	767,759	$10.00
Vested	(764,500)	$10.81
Forfeited	(435,500)	$10.38
Outstanding at December 31, 2017	1,617,759	$10.27

As of December 31, 2017, there was $10.4 million of total unrecognized compensation cost related to restricted stock awards. The weighted-average recognition period for the remaining unrecognized stock-based compensation expense is approximately 1.9 years.

During the years ended December 31, 2017, 2016 and 2015:

•	the weighted-average fair value per share of restricted stock awards granted to employees was $10.00, $10.00 and $11.25, respectively; and

•	the total fair value of restricted stock awards that vested during the period was $7.6 million, $9.5 million and $0.4 million, respectively.

The impact to our Net loss of recording stock-based compensation in the consolidated statement of operations under the 2011 Plan for the year ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cost of operations	$751	$627	$590
Sales and marketing	2,714	3,750	5,343
General and administrative	10,744	12,693	11,329
Stock-based compensation	$14,209	$17,070	$17,262
Tax benefit	$—	$827	$4,372

There was no stock-based compensation cost capitalized into assets for the periods ended December 31, 2017, 2016 and 2015.

11. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the years ended December 31, 2017, 2016 and 2015:

	Balance at				Balance at
	Beginning				End
(in thousands)	of Period	Additions	Payments	Adjustments	of Period
Year ended December 31, 2017	$1,131	$1,923	$(1,852)	$32	$1,234
Year ended December 31, 2016	$1,836	$869	$(1,570)	$(4)	$1,131
Year ended December 31, 2015	$4,179	$948	$(3,256)	$(35)	$1,836

Employee termination benefits represents non-retirement post-employment benefit costs including severance, benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2016				December 31, 2017
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$6,450	$2,187	$(7,758)	$58	$937
March 2016 Plan	4,981	4,190	(7,592)	—	1,579
October 2014 Plan	3,720	(179)	(3,373)	107	275
Total	$15,151	$6,198	$(18,723)	$165	$2,791

	December 31, 2015				December 31, 2016
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$—	$6,766	$(317)	$1	$6,450
March 2016 Plan	—	19,144	(14,136)	(27)	4,981
October 2014 Plan	8,195	(660)	(3,663)	(200)	3,672
December 2010 Plan	492	(30)	(419)	5	48
Total	$8,687	$25,220	$(18,535)	$(221)	$15,151

	December 31, 2014				December 31, 2015
	Balance	Additions	Payments	Adjustments	Balance
October 2014 Plan	$14,622	$578	$(6,126)	$(879)	$8,195
December 2011 Plan	262	(191)	(71)	—	—
December 2010 Plan	547	—	—	(55)	492
Total	$15,431	$387	$(6,197)	$(934)	$8,687

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $9.0 million which is included in Restructuring expense in the consolidated statements of operations. We have paid $8.1 million related to this plan as of December 31, 2017 and anticipate all remaining cash outlays to take place during 2018.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.4 million and contract termination costs of $9.0 million related to the exit of data center leases. We have paid $21.7 million related to this plan as of December 31, 2017 and anticipate all remaining cash outlays to take place during 2018.

12. Income Taxes

On December 22, 2017, the United States enacted comprehensive tax legislation called the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the US federal corporate tax rate from 35% to 21%, requiring a mandatory transition tax on unremitted foreign earnings, moving from a worldwide to a territorial tax system and placing potential limits on the deductibility of interest expense. We have recorded a deferred income tax benefit of $36.8 million related to the revaluation of the Company’s net deferred tax assets and liabilities at the December 22, 2017 enactment date using the new 21% statutory rate. The calculation of the one-time transition tax is based on our total post-1986 deferred foreign income held in cash and other assets. Due to the timing of the enactment and the complexity of the Tax Act, the Company is unable to estimate a reasonable range of its post-1986 deferred foreign income and the related one-time impact associated with the mandatory transition tax. In addition, we continue to assess the other provisions of the Tax Act and will provide additional disclosures in the quarterly report on Form 10-Q for the period ending March 31, 2018.

The components of Benefit from income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(47)	$—	$(1,669)
Foreign	7,729	8,352	8,660
State and local	416	104	(141)
	8,098	8,456	6,850
Deferred
Federal	(59,477)	(46,124)	(34,419)
Foreign	(2,696)	(1,558)	(2,010)
State and local	10,129	(3,581)	(1,698)
	(52,044)	(51,263)	(38,127)
Benefit from income taxes	$(43,946)	$(42,807)	$(31,277)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	4.3	2.7	0.3
Impact of foreign tax rates	13.7	18.5	33.8
Foreign withholding and audit	(5.5)	(2.6)	(4.4)
Tax credits	(2.3)	1.3	—
Changes to uncertain tax positions	20.0	1.2	0.2
Impact of the Tax Act	56.8	—	—
Changes in measurement of deferred tax liabilities and other	0.9	(15.9)	1.3
Change in valuation allowance	(49.9)	4.7	(28.5)
Unrealized gain (loss)	—	(0.1)	5.0
Nondeductible stock-based compensation	(4.3)	(4.8)	(1.8)
Other, net	(0.8)	(0.4)	(2.1)
	67.9%	39.6%	38.8%

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $11.9 million, $27.3 million and $30.2 million at December 31, 2017, 2016 and 2015, respectively. Uncertain tax positions are included in other long-term liabilities on the consolidated balance sheets. A rollforward of the beginning and ending amount of uncertain tax positions is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Balance at beginning of period	$83,535	$73,497	$67,185
Additions based on tax positions related to the current year	20,149	16,147	13,679
Additions for tax positions of prior years	8,814	—	2,727
Reductions for tax positions of prior years	(1,641)	(3,369)	(7,430)
Reductions for tax positions effectively settled	(10,328)	—	—
Reductions for lapse of statute of limitations	(2,263)	(2,740)	(2,664)
Balance at end of period	$98,266	$83,535	$73,497

We recognize accrued interest and penalties related to uncertain tax positions as a component of Benefit from income taxes. Accrued interest and penalties was $1.3 million as of December 31, 2017 and $2.3 million for each of the periods ended December 31, 2016 and 2015, in the consolidated balance sheets. Expense (benefit) for interest and penalties was $1.0 million, $(0.1) million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, in the consolidated statements of operations. Included in the additions for 2015 is $0.6 million related to the Aicent acquisition.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States. Tax years 2014 through 2017 are subject to examination by the federal taxing authorities. Tax years 2006 through 2017 are subject to examination by the state taxing authorities. In our international tax jurisdictions, tax years 2007 or later remain open in all of our major international tax jurisdictions.

The Company's non-U.S. subsidiaries had $125.0 million in cumulative undistributed earnings as of December 31, 2017. As mentioned above, this does not include the effects of the mandatory transition tax. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company's non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for tax has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

The components of Loss before benefit from income taxes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$(120,123)	$(141,565)	$(111,192)
Foreign	55,378	33,588	30,603
	$(64,745)	$(107,977)	$(80,589)

Deferred income tax assets and liabilities are recorded due primarily to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax assets (liabilities) are shown in the following table:

	December 31,
(in thousands)	2017	2016
Deferred tax assets (liabilities):
Intangibles	$(116,000)	$(184,266)
Property & equipment	(8,269)	(27,523)
Interest	4,159	(3,679)
Employee benefit accruals	11,832	18,378
Accrued expenses	5,390	7,538
Deferrals	1,697	1,353
Software development costs	(7,863)	(11,071)
Net operating loss carryforwards	153,394	181,376
Other, net	4,685	7,179
	49,025	(10,715)
Less: Valuation allowance	(119,210)	(100,677)
Deferred tax liabilities, net	$(70,185)	$(111,392)

The activity in deferred tax assets includes the deferred tax impact of foreign currency translation adjustments and actuarial gains associated with our defined benefit pension plan totaling $(0.3) million to decrease the deferred tax asset on accumulated other comprehensive (loss) income for the year ended December 31, 2017. There was no change in our deferred tax asset associated with foreign currency translation adjustments and actuarial gains associated with our defined pension plan during the year ended December 31, 2016.

Our deferred tax assets include net accumulated foreign net operating losses (NOLs) of $188.5 million, net accumulated federal NOLs of $37.3 million and net accumulated state NOLs of $15.0 million at December 31, 2017. The foreign NOLs remain available indefinitely to offset future taxable income in specific jurisdictions subject to applicable tax laws and regulations. U.S. federal and state NOLs in specific jurisdictions will expire if not utilized between tax years 2018 and 2037. The deferred tax assets also include federal and state tax credit carry forwards of $3.2 million and $1.1 million, respectively, at December 31, 2017. The federal credits will expire if not utilized between tax years 2022 and 2036. The majority of the state credits have an indefinite carryforward period.

We continue to maintain a valuation allowance for deferred tax assets primarily associated with certain foreign NOLs. We have determined that it is more likely than not that we will realize the benefit of our net deferred tax assets for which we have not established a valuation allowance. The total amount of valuation allowance on our deferred tax assets was $119.2 million and $100.7 million at December 31, 2017 and 2016, respectively. The change is primarily related to losses in jurisdictions with existing valuation allowances offset by the impact of enacted foreign tax rates changes, the translation of foreign currencies, and the establishment of a full valuation allowance on U.S. net deferred tax assets previously discussed.

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

13. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers and cash. One customer represented more than 10% of accounts receivable as of December 31, 2017 and 2016. Our cash is placed with high credit quality financial institutions.

Our two largest customers, Verizon Wireless and AT&T Mobility, generated 14.6% and 10.2%, respectively, of total revenues for the year ended December 31, 2017. For the year ended December 31, 2016, Verizon Wireless and AT&T Mobility contributed 17.7% and 10.1% of total revenues, respectively. For the year ended December 31, 2015, Verizon Wireless contributed 20.2% of total revenues.

No other customer represented more than 10% of revenues for the periods presented, although a significant amount of our remaining revenues were generated from services provided to a small number of other customers.

14. Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment for use in our operations. We record operating lease expense on a straight-line basis over the term of the lease after taking into consideration rent holidays, rent escalations and leasehold incentives. Total rent expense under operating leases was $11.0 million, $11.4 million and $12.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These leases contain various renewal options that could extend the terms of the leases beyond 2022 at our option.

Interest rates for our capital leases range from 1.4% to 6.9% with maturity dates between January 2018 and October 2022.

As of December 31, 2017, the aggregate future minimum lease commitments under non-cancelable leases were as follows:

(in thousands)	Capital Leases	Operating Leases
Year ended December 31, 2018	$6,700	$10,276
Year ended December 31, 2019	4,005	7,575
Year ended December 31, 2020	413	6,835
Year ended December 31, 2021	15	5,798
Year ended December 31, 2022	5	5,582
Thereafter	—	21,466
Total future minimum lease payments	$11,138	$57,532
Less: amount representing interest	388
Present value of net minimum lease payments	10,750
Less: current portion	6,410
Long-term obligations under capital leases at December 31, 2017	$4,340

Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of December 31, 2017, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the years ended December 31, 2017 and 2016.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying value, which approximate their fair value due to their short maturity.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would be categorized within Level 2 of the fair value hierarchy. We did not have any impairment losses for the years ended December 31, 2017, 2016 and 2015.

During the year ended December 31, 2016, we recorded a $5.5 million gain related to a one-time transfer of certain data center equipment from a vendor to Syniverse at no cost. The non-cash gain was measured at fair value using current prices for similar assets (Level 2 input) and is included in Other operating income in the accompanying consolidated statements of operations.

The carrying amounts and fair values of our long-term debt excluding original issuance discount and deferred financing costs as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Initial Term Loans	$889,976	$874,401	$891,057	$788,585
Tranche B Term Loans	$662,396	$650,804	$663,200	$583,616
Syniverse Notes	$41,727	$41,414	$475,000	$418,000
SFHC Notes	$369,547	$378,786	$—	$—

The fair values of the Initial Term Loans, the Tranche B Term Loans and the Syniverse Notes were based upon quoted market prices in inactive markets for similar instruments (Level 2).

16. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for the year ended December 31, 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2017	2017	2017	2017
Revenues	$185,848	$194,507	$207,009	$206,148
Gross Profit	$99,812	$106,016	$116,526	$121,460
Operating income	$6,951	$15,257	$23,205	$25,895
Net (loss) income	$(23,903)	$(15,732)	$(24,956)	$43,792
Net (loss) income attributable to Syniverse Holdings, Inc.	$(24,662)	$(16,363)	$(25,765)	$42,196

The following table summarizes quarterly financial results for the year ended December 31, 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands)	2016	2016	2016	2016
Revenues	$194,444	$197,718	$196,617	$193,113
Gross Profit	$99,305	$108,191	$108,324	$110,678
Operating (loss) income	$(17,856)	$8,270	$18,169	$3,842
Net loss	$(15,789)	$(14,624)	$(17,163)	$(17,594)
Net loss attributable to Syniverse Holdings, Inc.	$(16,242)	$(15,106)	$(17,621)	$(18,214)

17. Related Party Transactions

Consulting Agreement with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the years ended December 31, 2017, 2016 and 2015 we recorded $3.3 million, $3.2 million and $3.1 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Initial Term Loans and Tranche B Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively. As of December 31, 2016, Carlyle held $37.2 million and $25.6 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the years ended 2017, 2016 and 2015.

18. Supplemental Consolidating Financial Information

On December 22, 2010, Syniverse issued $475.0 million of Syniverse Notes guaranteed on a joint and several basis by each of its existing and future domestic restricted subsidiaries that guarantee our senior secured credit facilities (collectively, the “Subsidiary Guarantors”). Such guarantees are irrevocable, full, unconditional and joint and several.

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

The Company is presenting the tables below in order to comply with the covenant contained in the indenture of the Syniverse Notes.

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,243	$74,434	$—	$127,677
Accounts receivable, net of allowances	—	120,369	47,780	—	168,149
Accounts receivable - affiliates	2,071,648	1,716,547	57,954	(3,846,149)	—
Income taxes receivable	—	231	3,903	—	4,134
Prepaid and other current assets	686	13,856	8,662	—	23,204
Total current assets	2,072,334	1,904,246	192,733	(3,846,149)	323,164
Property and equipment, net	—	70,355	22,848	—	93,203
Capitalized software, net	—	78,212	24,242	—	102,454
Goodwill	—	1,922,230	392,051	—	2,314,281
Identifiable intangibles, net	—	218,332	40,654	—	258,986
Deferred tax assets	21,749	—	3,608	(21,749)	3,608
Investment in unconsolidated subsidiaries	—	42,676	4,582	—	47,258
Other assets	29	2,719	2,224	—	4,972
Investment in subsidiaries	2,152,970	178,693	—	(2,331,663)	—
Total assets	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,834	$6,003	$—	$20,837
Accounts payable - affiliates	1,715,046	2,094,598	36,504	(3,846,148)	—
Income taxes payable	—	242	4,542	—	4,784
Accrued liabilities	2,853	43,484	42,912	—	89,249
Deferred revenues	—	3,975	2,022	—	5,997
Current portion of capital lease obligation	—	6,311	99	—	6,410
Current portion of long-term debt, net of original issue discount	2,595	—	—	—	2,595
Total current liabilities	1,720,494	2,163,444	92,082	(3,846,148)	129,872
Long-term liabilities:
Deferred tax liabilities	—	84,186	11,356	(21,749)	73,793
Long-term capital lease obligation, net of current maturities	—	4,229	111	—	4,340
Long-term debt, net of current portion and original issue discount	1,575,484	—	365,129	—	1,940,613
Other long-term liabilities	—	12,634	26,267	—	38,901
Total liabilities	3,295,978	2,264,493	494,945	(3,867,897)	2,187,519
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,214,927	1,919,497	368,464	(2,226,944)	1,275,944
(Accumulated deficit) retained earnings	(262,853)	232,940	(125,858)	(105,844)	(261,615)
Accumulated other comprehensive (loss) income	(970)	533	(63,913)	1,124	(63,226)
Total Syniverse Holdings, Inc. stockholder equity	951,104	2,152,970	178,693	(2,331,664)	951,103
Noncontrolling interest	—	—	9,304	—	9,304
Total equity	951,104	2,152,970	187,997	(2,331,664)	960,407
Total liabilities and stockholder equity	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$605,976	$187,536	$—	$793,512
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	319,011	30,687	—	349,698
Sales and marketing	—	46,876	23,040	—	69,916
General and administrative	—	67,136	32,783	—	99,919
Depreciation and amortization	—	158,237	36,313	—	194,550
Employee termination benefits	—	694	1,229	—	1,923
Restructuring	—	5,994	204	—	6,198
	—	597,948	124,256	—	722,204
Operating income	—	8,028	63,280	—	71,308
Other income (expense), net:
Income (loss) from equity investment	160,415	12,157	—	(172,572)	—
Interest (expense) income, net	(88,439)	(607)	(43,071)	—	(132,117)
Interest income (expense) - affiliate	—	10	(10)	—	—
Loss on early extinguishment of debt, net	(5)	—	—	—	(5)
Equity income in investee	—	(1,053)	649	—	(404)
Other, net	(83,078)	81,150	(1,599)	—	(3,527)
	(11,107)	91,657	(44,031)	(172,572)	(136,053)
(Loss) income before provision for (benefit from) income taxes	(11,107)	99,685	19,249	(172,572)	(64,745)
Provision for (benefit from) income taxes	13,487	(60,730)	3,297	—	(43,946)
Net (loss) income	(24,594)	160,415	15,952	(172,572)	(20,799)
Net income attributable to noncontrolling interest	—	—	3,795	—	3,795
Net (loss) income attributable to Syniverse Holdings, Inc.	$(24,594)	$160,415	$12,157	$(172,572)	$(24,594)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,594)	$160,415	$15,952	$(172,572)	$(20,799)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	56,411	—	56,411
Amortization of unrecognized loss included in net periodic pension cost	—	—	712	—	712
Other comprehensive income	—	—	57,123	—	57,123
Comprehensive (loss) income	(24,594)	160,415	73,075	(172,572)	36,324
Less: comprehensive income attributable to noncontrolling interest	—	—	4,102	—	4,102
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(24,594)	$160,415	$68,973	$(172,572)	$32,222

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	68,547	11,524	65,876	—	145,947
Cash flows from investing activities
Capital expenditures	—	(47,253)	(13,934)	—	(61,187)
Redemption of certificate of deposit	—	697	(191)	—	506
Capital contribution to subsidiary	—	(453)	—	453	—
Return of capital from subsidiary	—	16,000	—	(16,000)	—
Receipts on intercompany notes	—	12,000	—	(12,000)	—
Net cash used in investing activities	—	(19,009)	(14,125)	(27,547)	(60,681)
Cash flows from financing activities
Debt issuance costs paid	—	(1,143)	—	—	(1,143)
Debt modification costs paid	—	(9,780)	—	—	(9,780)
Principal payments on long-term debt	(65,032)	—	—	—	(65,032)
Payments on capital lease obligation	—	(16,992)	(577)	—	(17,569)
Distribution to Syniverse Corporation	(3,515)	—	—	—	(3,515)
Capital contribution from parent	—	—	453	(453)	—
Payments on intercompany notes	—	—	(12,000)	12,000	—
Dividends paid	—	—	(16,000)	16,000	—
Distribution to noncontrolling interest	—	—	(2,311)	—	(2,311)
Net cash (used in) provided by financing activities	(68,547)	(27,915)	(30,435)	27,547	(99,350)
Effect of exchange rate changes on cash	—	—	5,587	—	5,587
Net (decrease) increase in cash	—	(35,400)	26,903	—	(8,497)
Cash and cash equivalents at beginning of period	—	88,643	47,531	—	136,174
Cash and cash equivalents at end of period	$—	$53,243	$74,434	$—	$127,677

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,643	$47,531	$—	$136,174
Accounts receivable, net of allowances	—	122,479	43,628	—	166,107
Accounts receivable - affiliates	2,056,771	1,460,905	52,007	(3,569,683)	—
Interest receivable - affiliates	—	25	—	(25)	—
Income taxes receivable	—	2,255	6,041	—	8,296
Prepaid and other current assets	—	14,378	14,012	—	28,390
Total current assets	2,056,771	1,688,685	163,219	(3,569,708)	338,967
Property and equipment, net	—	84,771	24,011	—	108,782
Capitalized software, net	—	116,981	26,310	—	143,291
Goodwill	—	1,922,343	350,453	—	2,272,796
Identifiable intangibles, net	—	270,900	48,541	—	319,441
Long-term note receivable - affiliates	—	12,000	—	(12,000)	—
Deferred tax assets	55,587	—	1,338	(55,587)	1,338
Investment in unconsolidated subsidiaries	—	43,730	3,451	—	47,181
Other assets	—	6,311	1,993	—	8,304
Investment in subsidiaries	2,279,683	484,037	—	(2,763,720)	—
Total assets	$4,392,041	$4,629,758	$619,316	$(6,401,015)	$3,240,100

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$22,795	$7,762	$—	$30,557
Accounts payable - affiliates	1,461,626	2,075,563	32,494	(3,569,683)	—
Income taxes payable	—	194	4,855	—	5,049
Accrued liabilities	26,277	45,747	35,140	—	107,164
Accrued interest - affiliates	—	—	25	(25)	—
Deferred revenues	—	1,529	1,485	—	3,014
Current portion of capital lease obligation	—	16,279	75	—	16,354
Current portion of long term debt, net of original issue discount	1,853	—	—	—	1,853
Total current liabilities	1,489,756	2,162,107	81,836	(3,569,708)	163,991
Long-term liabilities:
Long-term note payable - affiliates	—	—	12,000	(12,000)	—
Deferred tax liabilities	—	158,339	9,978	(55,587)	112,730
Long-term capital lease obligation, net of current maturities	—	8,209	157	—	8,366
Long-term debt, net of current portion and original issue discount	1,993,596	—	—	—	1,993,596
Other long-term liabilities	—	21,420	23,795	—	45,215
Total liabilities	3,483,352	2,350,075	127,766	(3,637,295)	2,323,898
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,147,920	2,208,012	484,795	(2,574,975)	1,265,752
(Accumulated deficit) retained earnings	(238,261)	71,138	119,970	(189,868)	(237,021)
Accumulated other comprehensive (loss) income	(970)	533	(120,728)	1,123	(120,042)
Total Syniverse Holdings, Inc. stockholder equity	908,689	2,279,683	484,037	(2,763,720)	908,689
Noncontrolling interest	—	—	7,513	—	7,513
Total equity	908,689	2,279,683	491,550	(2,763,720)	916,202
Total liabilities and stockholder equity	$4,392,041	$4,629,758	$619,316	$(6,401,015)	$3,240,100

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$610,777	$171,115	$—	$781,892
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	329,998	25,396	—	355,394
Sales and marketing	—	44,299	26,504	—	70,803
General and administrative	—	76,010	38,540	—	114,550
Depreciation and amortization	—	170,821	37,309	—	208,130
Employee termination benefits	—	820	49	—	869
Restructuring	—	18,649	6,571	—	25,220
Other Operating Income	—	(5,499)	—	—	(5,499)
	—	635,098	134,369	—	769,467
Operating (loss) income	—	(24,321)	36,746	—	12,425
Other income (expense), net:
(Loss) income from equity investment	(20,698)	41,388	—	(20,690)	—
Interest (expense) income, net	(122,610)	(898)	671	—	(122,837)
Interest income (expense) - affiliate	54	25	(79)	—	—
Equity income in investee	—	(829)	363	—	(466)
Other, net	30,817	(25,875)	(2,041)	—	2,901
	(112,437)	13,811	(1,086)	(20,690)	(120,402)
(Loss) income before (benefit from) provision for income taxes	(112,437)	(10,510)	35,660	(20,690)	(107,977)
(Benefit from) provision for income taxes	(45,254)	10,188	(7,741)	—	(42,807)
Net (loss) income	(67,183)	(20,698)	43,401	(20,690)	(65,170)
Net income attributable to noncontrolling interest	—	—	2,013	—	2,013
Net (loss) income attributable to Syniverse Holdings, Inc.	$(67,183)	$(20,698)	$41,388	$(20,690)	$(67,183)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(67,183)	$(20,698)	$43,401	$(20,690)	$(65,170)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense of $204	—	—	(22,184)	—	(22,184)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax benefit of $171	—	—	(386)	—	(386)
Other comprehensive loss	—	—	(22,570)	—	(22,570)
Comprehensive (loss) income	(67,183)	(20,698)	20,831	(20,690)	(87,740)
Less: comprehensive income attributable to noncontrolling interest	—	—	1,899	—	1,899
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(67,183)	$(20,698)	$18,932	$(20,690)	$(89,639)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	38,021	129,019	3,573	(34,495)	136,118
Cash flows from investing activities
Capital expenditures	—	(51,217)	(11,670)	—	(62,887)
Investment in unconsolidated subsidiaries	—	(40,479)	—	—	(40,479)
Redemption of certificate of deposit	—	107	283	—	390
Proceeds from sale of divestitures	—	10	—	—	10
Intercompany notes	—	(12,000)	—	12,000	—
Receipts on intercompany notes	4,917	—	—	(4,917)	—
Net cash provided by (used in) investing activities	4,917	(103,579)	(11,387)	7,083	(102,966)
Cash flows from financing activities
Proceeds from Revolving Credit Facility	15,000	—	—	—	15,000
Payments on Revolving Credit Facility	(15,000)	—	—	—	(15,000)
Principal payments on long term debt	(36,243)	—	—	—	(36,243)
Payments on capital lease obligation	—	(16,382)	(68)	—	(16,450)
Distribution to Syniverse Corporation	(6,456)	—	—	—	(6,456)
Proceeds on intercompany notes	—	—	12,000	(12,000)	—
Payments on intercompany notes	—	—	(4,917)	4,917	—
Dividends paid	—	—	(34,495)	34,495	—
Distribution to noncontrolling interest	—	—	(1,520)	—	(1,520)
Net cash (used in) provided by financing activities	(42,699)	(16,382)	(29,000)	27,412	(60,669)
Effect of exchange rate changes on cash	(239)	—	(2,651)	—	(2,890)
Net increase (decrease) in cash	—	9,058	(39,465)	—	(30,407)
Cash and cash equivalents at beginning of period	—	79,585	86,996	—	166,581
Cash and cash equivalents at end of period	$—	$88,643	$47,531	$—	$136,174

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$670,089	$191,386	$—	$861,475
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	351,361	37,802	—	389,163
Sales and marketing	—	46,526	30,167	—	76,693
General and administrative	—	92,535	43,277	—	135,812
Depreciation and amortization	—	173,004	42,163	—	215,167
Employee termination benefits	—	583	365	—	948
Restructuring	—	1,403	(1,016)	—	387
Acquisition	—	111	—	—	111
	—	665,523	152,758	—	818,281
Operating income	—	4,566	38,628	—	43,194
Other income (expense), net:
(Loss) income from equity investment	(37,361)	31,061	—	6,300	—
Interest (expense) income, net	(122,354)	(873)	501	—	(122,726)
Interest income (expense) - affiliate	192	—	(192)	—	—
Equity income in investee	—	—	36	—	36
Other, net	63,627	(55,454)	281,925	(291,191)	(1,093)
	(95,896)	(25,266)	282,270	(284,891)	(123,783)
(Loss) income before (benefit from) provision for income taxes	(95,896)	(20,700)	320,898	(284,891)	(80,589)
(Benefit from) provision for income taxes	(44,039)	5,083	7,679	—	(31,277)
Net (loss) income	(51,857)	(25,783)	313,219	(284,891)	(49,312)
Net income attributable to noncontrolling interest	—	—	1,279	—	1,279
Net (loss) income attributable to Syniverse Holdings, Inc.	$(51,857)	$(25,783)	$311,940	$(284,891)	$(50,591)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(51,857)	$(25,783)	$313,219	$(284,891)	$(49,312)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax benefit of $269	—	—	(53,778)	—	(53,778)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $144	—	—	327	—	327
Other comprehensive loss	—	—	(53,451)	—	(53,451)
Comprehensive (loss) income	(51,857)	(25,783)	259,768	(284,891)	(102,763)
Less: comprehensive income attributable to noncontrolling interest	—	—	1,192	—	1,192
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(51,857)	$(25,783)	$258,576	$(284,891)	$(103,955)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	9,408	102,548	49,882	—	161,838
Cash flows from investing activities
Capital expenditures	—	(51,834)	(16,386)	—	(68,220)
Purchase of certificate of deposit	—	(148)	(449)	—	(597)
Proceeds from sale of Divestment Business	—	3	2,222	—	2,225
Net cash used in investing activities	—	(51,979)	(14,613)	—	(66,592)
Cash flows from financing activities
Payments on Revolving Credit Facility	(10,000)	—	—	—	(10,000)
Debt issuance costs paid	(177)	—	—	—	(177)
Payments on capital lease obligation	—	(9,669)	(107)	—	(9,776)
Distribution to Syniverse Corporation	769	—	—	—	769
Distribution to noncontrolling interest	—	—	(1,211)	—	(1,211)
Net cash used in financing activities	(9,408)	(9,669)	(1,318)	—	(20,395)
Effect of exchange rate changes on cash	—	—	2,383	—	2,383
Net decrease in cash	—	40,900	36,334	—	77,234
Cash and cash equivalents at beginning of period	—	38,685	50,662	—	89,347
Cash and cash equivalents at end of period	$—	$79,585	$86,996	$—	$166,581

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SYNIVERSE HOLDINGS, INC.
(IN THOUSANDS)

			Write-offs of
	Balance at	Charged to	Uncollectible	Balance at
	Beginning	Costs and	Accounts and	End
Description	of Period	Expenses	Other	of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$8,900	$2,934	$(4,729)	$7,105
Year ended December 31, 2016	$7,105	$2,453	$(1,652)	$7,906
Year ended December 31, 2017	$7,906	$2,661	$(1,506)	$9,061

	Balance at	Charged to	Credit Memos	Balance at
	Beginning	Costs and	Issued	End
Description	of Period	Expenses	and Other	of Period
Allowance for credit memos:
Year ended December 31, 2015	$16,708	$18,008	$(17,478)	$17,238
Year ended December 31, 2016	$17,238	$14,866	$(18,360)	$13,744
Year ended December 31, 2017	$13,744	$9,776	$(16,095)	$7,425

	Balance at	Charged to			Balance
	Beginning	Costs and			at end
Description	of Period	Expenses (1)	Acquisition	Other (2)	of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2015	$126,330	$14,793	$—	$(15,993)	$125,130
Year ended December 31, 2016	$125,130	$(18,006)	$—	$(6,447)	$100,677
Year ended December 31, 2017	$100,677	$(2,196)	$—	$20,729	$119,210
____________________

(1)	Recognition and reduction of valuation allowances

(2)	Adjustments primarily related to foreign exchange translation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2018.

SYNIVERSE HOLDINGS, INC.
By:	/S/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ DEAN DOUGLAS	President and Chief Executive Officer; and Director	March 14, 2018
Dean Douglas	(Principal Executive Officer)
/S/ ROBERT F. REICH	Executive Vice President and Chief Financial Officer	March 14, 2018
Robert F. Reich	(Principal Financial and Accounting Officer)
/S/ JAMES A. ATTWOOD, JR.	Chairman of the Board of Directors	March 14, 2018
James A. Attwood, Jr.
/S/ TONY G. HOLCOMBE	Vice Chairman of the Board of Directors	March 14, 2018
Tony G. Holcombe
/S/ KRISTEN ANKERBRANDT	Director	March 14, 2018
Kristen Ankerbrandt
/S/ KEVIN L. BEEBE	Director	March 14, 2018
Kevin L. Beebe
/S/ LAURA DESMOND	Director	March 14, 2018
Laura Desmond
/S/ JULIUS GENACHOWSKI	Director	March 14, 2018
Julius Genachowski
/S/ STEPHEN C. GRAY	Director	March 14, 2018
Stephen C. Gray
/S/ DANIEL S. MEAD	Director	March 14, 2018
Daniel S. Mead
/S/ RAYMOND A. RANELLI	Director	March 14, 2018
Raymond A. Ranelli

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Syniverse Holdings, Inc. (16)
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

4.6	Form of 9.125% Senior Notes due 2019 (included in Exhibit 4.1 hereto)
#10.1	Employment Agreement, dated January 21, 2016, among Syniverse Corporation and David H. Ratner (14)
#10.2	Separation Agreement, dated as of May 15, 2017, among Syniverse Corporation and David H. Ratner (17)
#10.3	Employment Agreement, dated June 20, 2016, among Syniverse Corporation and Timothy Moss (14)
#10.4	Employment Agreement, dated as of February 25, 2015 among Syniverse Corporation and Stephen C. Gray (8)
*#10.5	Employment Agreement, dated as of January 9, 2018 among Syniverse Corporation and Dean Douglas
#10.6	Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (9)
#10.7	Amendment, dated as of May 20, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (10)
#10.8	Second Amendment, dated as of August 31, 2015, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (11)
#10.9	2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2001 Equity Incentive Plan of Buccaneer Holdings, Inc.) (6)
#10.10	Second Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (10)
#10.11	Third Amendment to the 2011 Equity Incentive Plan of Syniverse Corporation (formerly known as the 2011 Equity Plan of Buccaneer Holdings, Inc.) (18)
#10.12	Form of Stock Option Agreement for 2011 Equity Incentive Plan (1)
#10.13	Form of Updated Stock Option Agreement for 2011 Equity Incentive Plan (10)
#10.14
Management Stockholders Agreement, dated April 6, 2011, by and among Buccaneer Holdings, Inc., certain Carlyle entities named therein, and certain individual stockholders who become parties thereto from time to time in accordance with the terms thereof (1)

#10.15	Form of Director Indemnification Agreement (1)
10.16
Credit Agreement, dated April 23, 2012 by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., Barclays Bank PLC, as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (2)

10.17	Subsidiary Guaranty, dated April 23, 2012, by the Subsidiary Guarantors party thereto (2)
10.18	Holdings Guaranty, dated April 23, 2012, by Buccaneer Holdings, Inc. (13)
10.19
Security Agreement, dated April 23, 2012, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc. and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (2)

10.20
Incremental Commitment Amendment, dated as of June 28, 2013, to the Credit Agreement by and among Syniverse Holdings, Inc., Buccaneer Holdings Inc., Barclays Bank PLC as administrative agent, swing line lender and l/c issuer, and the other financial institutions and lenders from time to time party thereto (3)

Exhibit No.	Description
10.21
Second Amendment, dated as of September 23, 2013, by and among Syniverse Holdings, Inc., Buccaneer Holdings, Inc., the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (4)

10.22
Third Amendment to the Credit Agreement, dated as of March 6, 2015, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (7)

10.23
Fourth Amendment to the Credit Agreement, dated as of April 10, 2017, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders from time to time party thereto and Barclays Bank PLC as administrative agent (15)

10.24
Fifth Amendment to the Credit Agreement, dated as of March 9, 2018, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, the financial institutions and lenders party thereto and Barclays Bank PLC as administrative agent (19)

10.25
Second Lien Credit Agreement, dated March 9, 2018 by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC, Barclays Bank PLC, as administrative agent and the other lenders from time to time party thereto (19)

10.26
Second Lien Security Agreement, dated March 9, 2018, by and among Syniverse Holdings, Inc., Buccaneer Holdings, LLC and the Subsidiary Guarantors party thereto, and Barclays Bank PLC, as administrative agent (19)

10.27	Second Lien Holdings Guaranty, dated March 9, 2018, by Buccaneer Holdings, LLC (19)
10.28	Second Lien Subsidiary Guaranty, dated March 9, 2018, by the Subsidiary Guarantors party thereto (19)
10.29	Intercreditor Agreement, dated March 9, 2018, by and between Barclays Bank PLC, as First Lien Agent, and Barclays Bank PLC, as Second Lien Agent. (19)
#10.30	Form of Restricted Stock Award Agreement for 2011 Equity Incentive Plan (5)
#10.31	Form of Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan (10)
#10.32	Form of Updated Restricted Stock Unit Award Agreement for 2011 Equity Incentive Plan (12)
*12.1	Statement regarding computation of ratio of earnings to fixed charges
*21.1	List of subsidiaries of Syniverse Holdings, Inc.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Notes:

(1)
Incorporated by reference from the Registrants’ Registration Statement on Form S-4 (Registration No. 333-176382) filed by Syniverse Holdings, Inc. and the co-registrants named therein on August 18, 2011.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 26, 2012.

(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 14, 2013.

(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 13, 2013.

(5)	Incorporated by reference from the Annual Report on Form 10-K filed by Syniverse Holdings, Inc. on March 25, 2014.

(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 14, 2014.

(7)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 9, 2015.

(8)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on February 25, 2015.

(9)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 20, 2015.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 12, 2015.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on November 9, 2015.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 11, 2016.

(13)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on January 9, 2017.

(14)	Incorporated by reference from the Annual Report on Form 10-K filed by Syniverse Holdings, Inc. on March 7, 2017.

(15)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on April 11, 2017.

(16)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 10, 2017.

(17)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on August 9, 2017.

(18)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on February 15, 2018.

(19)	Incorporated by reference from the Current Report on Form 8-K filed by Syniverse Holdings, Inc. on March 13, 2018.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement