Form 10-Q
period 2018-05-09
SYNIVERSE HOLDINGS INC
filed 2018-05-09
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares of common stock of the registrant outstanding at May 4, 2018 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,837	$127,677
Accounts receivable, net of allowances of $16,828 and $16,486, respectively	168,130	168,149
Income taxes receivable	4,202	4,134
Prepaid and other current assets	23,990	23,204
Total current assets	281,159	323,164
Property and equipment, net	91,640	93,203
Capitalized software, net	100,075	102,454
Goodwill	2,322,785	2,314,281
Identifiable intangibles, net	246,000	258,986
Deferred tax assets	3,584	3,608
Investment in unconsolidated subsidiaries	46,962	47,258
Other assets	5,704	4,972
Total assets	$3,097,909	$3,147,926
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$31,083	$20,837
Income taxes payable	4,660	4,784
Accrued liabilities	76,222	89,249
Deferred revenues	10,616	5,997
Current portion of capital lease obligation	7,003	6,410
Current portion of long-term debt, net of original issue discount and deferred financing costs	58,130	2,595
Total current liabilities	187,714	129,872
Long-term liabilities:
Deferred tax liabilities	75,640	73,793
Deferred revenues	2,522	2,096
Long-term capital lease obligation, less current portion	3,278	4,340
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,862,568	1,940,613
Other long-term liabilities	38,483	36,805
Total liabilities	2,170,205	2,187,519
Commitments and contingencies (Note 10)
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,279,389	1,275,944
Accumulated deficit	(305,499)	(261,615)
Accumulated other comprehensive loss	(52,339)	(63,226)
Total Syniverse Holdings, Inc. stockholder equity	921,551	951,103
Noncontrolling interest	6,153	9,304
Total equity	927,704	960,407
Total liabilities and stockholder equity	$3,097,909	$3,147,926

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues	$188,658	$185,848
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	83,432	86,036
Sales and marketing	18,942	18,428
General and administrative	29,936	25,770
Depreciation and amortization	39,909	47,446
Employee termination benefits	4,316	66
Restructuring charges	156	1,151
	176,691	178,897
Operating income	11,967	6,951
Other income (expense), net:
Interest expense, net	(42,461)	(39,614)
Loss on early extinguishment of debt, net	(4,868)	—
Equity loss in investees	(410)	(107)
Other, net	(1,203)	(279)
	(48,942)	(40,000)
Loss before provision for (benefit from) income taxes	(36,975)	(33,049)
Provision for (benefit from) income taxes	4,261	(9,146)
Net loss	(41,236)	(23,903)
Net income attributable to noncontrolling interest	516	759
Net loss attributable to Syniverse Holdings, Inc.	$(41,752)	$(24,662)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net loss	$(41,236)	$(23,903)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	10,755	14,196
Amortization of unrecognized loss included in net periodic pension cost	53	56
Other comprehensive income	10,808	14,252
Comprehensive loss	(30,428)	(9,651)
Less: comprehensive income attributable to noncontrolling interest	437	983
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(30,865)	$(10,634)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
Net (loss) income	—	—	—	(24,662)	—	759	(23,903)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	13,972	224	14,196
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $25	—	—	—	—	56	—	56
Stock-based compensation	—	—	3,087	—	—	—	3,087
Distribution to noncontrolling interest	—	—	—	—	—	(2,311)	(2,311)
Distribution to Syniverse Corporation	—	—	(1,076)	—	—	—	(1,076)
Balance, March 31, 2017 (Unaudited)	1	$—	$1,267,763	$(261,683)	$(106,014)	$6,185	$906,251

Balance, December 31, 2017	1	$—	$1,275,944	$(261,615)	$(63,226)	$9,304	$960,407
Cumulative effect of accounting change, net of tax of $36	—	—	—	(2,132)	—	—	(2,132)
Net (loss) income	—	—	—	(41,752)	—	516	(41,236)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	10,834	(79)	10,755
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $23	—	—	—	—	53	—	53
Stock-based compensation	—	—	4,334	—	—	—	4,334
Distribution to noncontrolling interest	—	—	—	—	—	(3,588)	(3,588)
Distribution to Syniverse Corporation	—	—	(889)	—	—	—	(889)
Balance, March 31, 2018 (Unaudited)	1	$—	$1,279,389	$(305,499)	$(52,339)	$6,153	$927,704

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(41,236)	$(23,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,909	47,446
Amortization of original issue discount and deferred financing costs	2,932	3,157
Allowance for credit memos and uncollectible accounts	3,050	2,321
Deferred income tax expense (benefit)	1,834	(9,360)
Debt modification costs	9,607	9,779
Loss on early extinguishment of debt, net	4,868	—
Stock-based compensation	4,338	3,087
Other, net	3,005	369
Changes in operating assets and liabilities:
Accounts receivable	(2,098)	(2,087)
Income taxes receivable or payable	(365)	(1,607)
Prepaid and other current assets	(1,527)	(2,174)
Accounts payable	9,710	(4,195)
Accrued liabilities and deferred revenues	(16,775)	(25,592)
Other assets and other long-term liabilities	(2)	2,155
Net cash provided by (used in) operating activities	17,250	(604)
Cash flows from investing activities
Capital expenditures	(14,440)	(19,416)
Net cash used in investing activities	(14,440)	(19,416)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,922,000	—
Principal payments on long-term debt	(1,922,000)	(1,885)
Debt modification costs paid	(37,816)	(9,722)
Payments on capital lease and financing obligations	(2,099)	(7,384)
Distribution to Syniverse Corporation	(1,273)	(1,076)
Distribution to noncontrolling interest	(3,588)	(2,311)
Net cash used in financing activities	(44,776)	(22,378)
Effect of exchange rate changes on cash	(705)	1,978
Net decrease in cash, cash equivalents and restricted cash	(42,671)	(40,420)
Cash, cash equivalents and restricted cash at beginning of period	128,677	137,637
Cash, cash equivalents and restricted cash at end of period	$86,006	$97,217

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$6,418	$2,170
Supplemental cash flow information
Interest paid	$38,054	$37,632
Income taxes paid	$2,717	$1,785

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. have been prepared in accordance with U.S. GAAP for interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended December 31, 2017 (the “2017 financial statements”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes included in our annual report on Form 10-K filed with the SEC on March 14, 2018. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be achieved for a full year.

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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consisted of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of March 31, 2018 and December 31, 2017 was $42.2 million and $42.7 million, respectively and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes have partnered to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from commercial transactions with Vibes, which is a related party to the Company, were $2.8 million and $0.6 million during the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Revenue Recognition

Our revenues are generated through the sale of Mobile Transaction Services and Enterprise & Intelligence Solutions to MNOs and enterprise customers throughout the world.  Revenues are recognized when control of our promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers generally contain one or more performance obligations to stand-ready to process an unknown quantity of transactions as and when they are presented. We recognize revenue related to our stand-ready performance obligations satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance. We consider these performance obligations a series of distinct services that are substantially the same and have the same pattern of transfer to the customer.

The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of both fixed and variable consideration. Variable consideration includes transaction-based fees that are invoiced each month according to the number of records or transactions processed, the size of data records processed or both, and may include a fixed price per unit, a tier-based price per unit or fee, or a fixed amount plus additional fees for volume overages above a contractual threshold. Monthly recurring fees do not contain any pricing variability. For services with transaction-based fees, we allocate variable consideration to each distinct month in which our service is performed as the variable consideration relates specifically to our efforts to transfer each distinct monthly service during that period. The variability is driven by the number of transactions presented by the customer or end-user for the Company to process. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month. For services performed under contracts with exclusively fixed monthly recurring fees, we generally record revenue on a straight-line basis over the contractual term. Less commonly, we enter into contracts with monthly recurring fees which are fixed over the course of each year the contract, but change at the completion of each twelve month period of the contract. In such cases, we apply judgment to determine whether a time-based measure or another output-based measure, such as volume, is the most appropriate measure of the pattern of our performance to satisfy the performance obligation. For contracts with significant customer implementations and development services that are highly interrelated with the ongoing services, we generally defer revenues and the associated direct costs and recognize them on a straight-line basis over the contractual term.

Revenues are recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. We maintain an allowance for credit memos based upon an assessment of customer creditworthiness, historical payment experience and specific known matters. These allowances are recorded primarily as the result of service level penalties, price concessions, billing and service disputes and other customer specific matters. Allowances for credit memos are recorded as reductions of accounts receivable and revenues. If our billing discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance may be required.

Our payment terms vary by the type and location of our customers and the products or services offered. The term between invoicing and payment due date is not significant. For certain services, we require payment shortly before the services are delivered. For contracts containing significant implementation and development activities, we typically invoice the customer near the completion of such activities and record the revenues over time as the ongoing services to which the significant implementation and development services relate are performed.

Refer to Note 4 for further discussion of Revenues.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $304.7 million and $372.3 million as of March 31, 2018 and December 31, 2017, respectively.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consists primarily of deposit accounts that are stated at cost, which approximates fair value.

Amounts included in restricted cash represent certificates of deposits and time deposits with original maturities greater than three months and cash that is restricted as to withdrawal or usage. These amounts are classified in prepaid and other current assets and other assets in the accompanying balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash in our condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(in thousands)	(Unaudited)		(Unaudited)
Cash and cash equivalents	$84,837	$127,677	$95,754	$136,174
Restricted cash included in prepaid and other current assets	625	413	1,068	1,068
Restricted cash included in other assets	544	587	395	395
Total cash, cash equivalents and restricted cash	$86,006	$128,677	$97,217	$137,637

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test. If based on this assessment an impairment exits, a charge is recorded for the excess of the reporting unit’s carrying amount over its fair value in the condensed consolidated statement of operations. In connection with our annual goodwill impairment analysis at October 1, 2017, we did not record any impairment loss on goodwill for the year ended December 31, 2017. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by declines in our CDMA portfolio as well as pricing pressure across many of our other services and other market factors. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows.

Indefinite-lived intangible assets are comprised of tradenames and trademarks. Indefinite-lived intangible assets are not amortized, but instead are tested for impairment, at least annually, or more frequently if indicators of impairment arise. When evaluating indefinite-lived identifiable intangible assess for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the asset is impaired. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the identifiable intangible asset is impaired, the Company performs an impairment test.

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia-Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, we recorded foreign currency transaction losses of $1.1 million and $0.2 million, respectively.

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

Reclassifications

On January 1, 2018, we adopted ASU 2016-18, Restricted Cash using retrospective application. As a result, we have reclassified prior period amounts in our condensed consolidated statements of cash flows to conform to current year presentation.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which is included in ASC Topic 230. ASU 2016-18 requires companies to show the change in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this update on January 1, 2018 and retrospectively applied the adjustment to all periods presented. The impact of this adoption was not material to our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in ASC Topic 230. ASU 2016-15 includes multiple provisions intended to simplify various treatments of certain cash receipts and cash payments in the statement of cash flows under ASC Topic 230. We adopted this update on January 1, 2018. The adoption of this update had no impact on our condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is included in ASC Topic 606. ASU 2014-09 was issued as a converged guidance with the IASB on recognizing revenue in contracts with customers and is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach to the recognition of revenue. It requires entities to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective transition method. Refer to Note 4 for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which is included in ASC Topic 220. ASU 2018-02 will improve the usefulness of information reported in the financial statements by allowing reclassification from accumulated other comprehensive income to retained earnings for the income tax effects resulting from the enactment of the Tax Cuts and Jobs Act legislation. The update is effective for the Company beginning January 1, 2019 and will be applied retrospectively to all periods affected by the Tax Cuts and Jobs Act. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which is included in the ASC in Topic 326. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The update will replace the incurred loss approach with an expected credit loss model. It also would require entities to present unrealized losses from available-for-sale debt securities as allowances rather than as a reduction in the amortized cost of the securities. The update is effective for the Company beginning January 1, 2020. We are currently assessing the impact of implementing this guidance on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of comprehensive income and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance must be applied using a retrospective application method and will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. Upon adoption, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. We are currently assessing the impact of implementing this guidance on our condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial instruments - Overall, which is included in ASC Topic 825. ASU 2016-01 will enhance certain aspects of the recognition, measurement, presentation and disclosure requirements for financial instruments. ASU 2016-01 requires entities to present separately, in other comprehensive income, the portion of the total change in a financial liability’s fair value that results from a change in instrument-specific credit risk. The update is effective for the Company beginning July 1, 2018. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related disclosures.

4. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of applying ASC Topic 606 as an adjustment to the opening balance of retained earnings at January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while results for comparable prior periods are not adjusted and continue to be reported in accordance with the historical accounting standards in effect for those periods. We do not expect the adoption of ASC Topic 606 to have a material impact to revenue or net income on an ongoing basis.

We recorded a reduction to opening retained earnings at January 1, 2018 of $2.1 million, net of tax, for the cumulative effect of adopting ASC Topic 606, with the impact primarily related to deferring revenue associated with significant implementation and development services that are highly interrelated with the ongoing services we provide our customers. The impact to revenues as a result of applying ASC Topic 606 was an increase of $0.2 million for the three months ended March 31, 2018.

Revenue Recognition

Revenues by service offerings were as follows:

	Three Months Ended March 31,
	2018	2017
(in thousands)	(Unaudited)
Mobile Transaction Services	$145,767	$150,286
Enterprise & Intelligence Solutions	42,891	35,562
Revenues	$188,658	$185,848

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended March 31,
	2018	2017
(in thousands)	(Unaudited)
North America	$111,558	$111,557
Europe, Middle East and Africa	31,746	31,753
Asia Pacific	30,446	29,702
Caribbean and Latin America	14,908	12,836
Revenues	$188,658	$185,848

We record deferred revenues when cash payment is received or we have an unconditional right to payment in advance of revenue recognition. The increase in deferred revenues for the three months ended March 31, 2018 is primarily driven by the adoption of ASC Topic 606 and payments received or due in advance of revenue recognition, offset by $3.5 million of revenues recognized that were included in the deferred revenue balance on January 1, 2018.

We generally enter into multi-year non-cancelable contracts with our customers. The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of fixed consideration, variable consideration or a combination of both. As of March 31, 2018, there was an aggregate amount of $397.7 million of revenue under these contracts to which we will be entitled upon providing services in the future. We expect to recognize revenue of approximately $222.0 million during the remainder of 2018, $135.0 million in 2019, $31.0 million in 2020 and $9.7 million thereafter under these contracts. These estimated amounts relate to the fixed consideration within the contracts and do not contain variable consideration under existing contracts related to transaction-based fee revenue. Given the transaction-based nature of our revenue, variable consideration has historically been a significant portion of the revenue recognized during each period which we expect to continue in the future. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month.

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

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$21,386	$28,043
Accrued interest	9,797	18,017
Accrued network payables	17,573	21,999
Accrued revenue share expenses	3,484	2,228
Other accrued liabilities	23,982	18,962
Total accrued liabilities	$76,222	$89,249

6. Debt and Credit Facilities

Our total outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
(in thousands)	(Unaudited)
Credit Facilities:
Tranche C Term Loans, due March 2023	$1,702,000	$—
Original issue discount	(19,346)	—
Deferred financing costs	(17,558)	—
Second Lien Term Loans, due March 2024	220,000	—
Original issue discount	(3,601)	—
Deferred financing costs	(2,277)	—
Initial Term Loans, due 2019	—	889,976
Original issue discount	—	(2,607)
Deferred financing costs	—	(6,449)
Tranche B Term Loans, due 2019	—	662,396
Original issue discount	—	(809)
Deferred financing costs	—	(5,833)
Senior Notes:
Syniverse Notes, due January 2019	41,727	41,727
Deferred financing costs	(247)	(322)
SFHC Notes, due 2022	—	369,547
Deferred financing costs	—	(4,418)
Total Debt and Credit Facilities	1,920,698	1,943,208
Less: Current portion
Long-term debt, current portion	$(58,747)	$(2,622)
Original issue discount, current portion	193	7
Deferred financing costs, current portion	424	20
Current portion of long-term debt, net of original issue discount and deferred financing costs	$(58,130)	$(2,595)
Long-term debt, net of original issue discount and deferred financing costs	$1,862,568	$1,940,613

Amortization of original issue discount and deferred financing costs for the three months ended March 31, 2018 and 2017 was $2.9 million and $3.2 million, respectively, and was related to our Senior Credit Facility (as defined below), First Lien and Second Lien credit facilities (as defined below) and our Senior Notes (as defined below) and were recorded in interest expense in the unaudited condensed consolidated statements of operations.

Credit Facilities

Senior Credit Facilities

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer Holdings, LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility for the making of revolving loans, swing line loans and issuance of letters of credit.

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

First Lien Credit Facility

On March 9, 2018, we completed the refinancing (the “2018 Refinancing”) of our old first lien credit facility (the “Old First Lien Credit Facility”) with the fifth amendment to the Old First Lien Credit Facility. The new first lien credit facility (the “New First Lien Credit Facility”), among other things, (i) extends the scheduled maturity date of the revolving credit facility (the “Revolving Credit Facility”), by converting the Revolving Credit Facility into a new tranche of revolving credit commitments (the “New Extended Revolving Credit Facility”), (ii) provides for a new tranche of term loans “C” in an aggregate principal amount of $1,702 million (the “Tranche C Term Loans”), (iii) amends the Old First Lien Credit Facility to, among other things, permit incurrence of the Tranche C Term Loans and the Second Lien Term Loans (as defined below) and (iv) further amends certain terms and conditions of the Old First Lien Credit Facility and the security agreement and guarantees entered into in connection therewith. The New Extended Revolving Credit Facility will mature on December 9, 2022 and the Tranche C Term Loans will mature on March 9, 2023. The Company’s obligations under the New Extended Revolving Credit Facility and the Tranche C Term Loans are guaranteed by the same guarantors, and secured by the same assets, that guaranteed and secured the Revolving Credit Facility and the Old First Lien Credit Facility.

Beginning with the end of the first full fiscal quarter commencing after March 9, 2018 (the “Closing Date”), the Tranche C Term Loans will begin amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

There are no financial covenants included in the New First Lien Credit Facility other than a springing maximum net first lien leverage ratio of (i) 6.50:1.00 for the fiscal quarters ended on June 30, 2018 and September 30, 2018 and (ii) 6.25:1.00 for the fiscal quarter ended on December 31, 2018 and each fiscal quarter ended thereafter, which is tested only for the benefit of the revolving lenders and only (x) commencing with the first full fiscal quarter of the Company after the Closing Date, when, at the end of any fiscal quarter, any revolving loans, any swing line loans or any letter of credit obligations (excluding undrawn letters of credit not in excess of $10.0 million in the aggregate and any letters of credit which are cash collateralized to at least 105.0% of their maximum stated amount) are outstanding and (y) upon an extension of credit under the New Extended Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.

In connection with the 2018 Refinancing, we incurred debt modification costs of $9.6 million which was recorded in interest expense and loss on early extinguishment of debt, net, of $4.9 million for the period ended March 31, 2018 in the unaudited condensed consolidated statements of operations. We also recorded $23.2 million of original issue discount and $21.2 million of deferred financing costs to be amortized through interest expense over the life of the New Credit Facilities using the effective interest method.

As of March 31, 2018, there were no amounts outstanding under the New Extended Revolving Credit Facility.

Second Lien Credit Facility

On March 9, 2018, the Company also entered into a second lien credit agreement (the “Second Lien Credit Agreement”). The Second Lien Credit Agreement established the New Second Lien Credit Facility in an aggregate principal amount of $220 million. Proceeds of the term loans under the New Second Lien Credit Facility (the “Second Lien Term Loans”), together with proceeds of the Tranche C Term Loans and cash on hand, were used to fund the 2018 Refinancing. The Second Lien Term Loans will mature on March 11, 2024 and have no scheduled amortization prior to maturity. The Company’s obligations under the New Second Lien Credit Facility will be guaranteed by Buccaneer Holdings, LLC and certain subsidiary guarantors, which is junior to the lien securing facilities under the New First Lien Credit Facility.

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

Proceeds of the Tranche C Term Loans, together with proceeds of the Second Lien Term Loans and cash on hand, were used to (i) prepay in full the Initial Term Loans and the Tranche B Term Loans, in each case, under and as defined in the Old First Lien Credit Facility, (ii) redeem in full the SFHC Notes and (iii) pay interest, premiums, costs, fees and expenses in connection with the foregoing. The New Extended Revolving Credit Facility replaced the old Revolving Credit Facility in its entirety. The New Extended Revolving Credit Facility will be used to finance the working capital needs of the company and for general corporate purposes.

The Company must prepay the term loans (New First Lien Credit Facility and the Second Lien Credit Facility) with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under the credit agreements (“First Lien Credit Agreement” and “Second Lien Credit Agreement”)) and, for the year ended December 31, 2018 and thereafter, excess cash flow (as defined by the credit agreements). In addition, the Company may voluntarily prepay the Term Loans, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except for the prepayment premiums set forth below:

Credit Facility	Anniversary	Prepayment Price
Tranche C Term Loans	On or prior to six months from closing date	101.000%
Second Lien Term Loans	Prior to twelve months from closing date	103.000%
Second Lien Term Loans	On or after twelve months and before twenty four months from closing date	102.000%
Second Lien Term Loans	On or after twenty four months and before thirty six months from closing date	101.000%

Senior Notes

SFHC Notes

On January 11, 2017, pursuant to the Exchange Offer, SFHC, our wholly-owned subsidiary, issued $369.5 million of SFHC Notes bearing interest at 9.125% per annum with a maturity date of January 15, 2022, and a like amount of Syniverse Notes were cancelled. We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the period ended March 31, 2017 which was recorded in Interest expense in the accompanying condensed consolidated statements of operations. On March 12, 2018, the SFHC Notes were redeemed in full in connection with the 2018 Refinancing.

Syniverse Notes

On December 22, 2010, we issued $475.0 million Syniverse Notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes is paid on January 15 and July 15 of each year. We incurred financing fees of $20.4 million in connection with the issuance of the Syniverse Notes which have been amortized over the term of the notes using the effective interest method.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. Following the Exchange Offer, $105.5 million aggregate principal amount of the Syniverse Notes were outstanding. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes at 100%. Following these transactions, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at March 31, 2018.

7. Stock-Based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
(in thousands)	(Unaudited)
Cost of operations	$201	$202
Sales and marketing	591	705
General and administrative	3,546	2,180
Stock-based compensation	$4,338	$3,087

The following table summarizes our stock option activity under the 2011 Plan for the three months ended March 31, 2018:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	8,249,251	$10.79
Granted	3,055,001	13.27
Canceled or expired	(452,417)	10.56
Outstanding at March 31, 2018	10,851,835	$11.45

The fair value of options granted during the three months ended March 31, 2018 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.6%
Volatility factor	29.8%
Dividend yield	—%
Weighted average expected life of options (in years)	6.0

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the three months ended March 31, 2018:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,617,759	$10.27
Granted	1,435,259	10.00
Vested	(367,500)	10.60
Forfeited	(136,250)	10.15
Outstanding at March 31, 2018	2,549,268	$10.08

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the three months ended March 31, 2018:

	December 31, 2017				March 31, 2018
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,234	4,316	(755)	18	$4,813

Employee termination benefits represents non-retirement post-employment benefit costs including severance benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the three months ended March 31, 2018:

	December 31, 2017				March 31, 2018
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$937	(18)	(830)	16	$105
March 2016 Plan	$1,579	174	(1,728)	—	$25
October 2014 Plan	$275	—	(234)	2	$43
Total	$2,791	$156	$(2,792)	$18	$173

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $8.9 million which is included in Restructuring expense in the unaudited condensed consolidated statements of operations. We have paid $8.9 million related to this plan as of March 31, 2018 and anticipate nearly all remaining cash outlays to take place during 2018.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.4 million and contract termination costs of $9.1 million related to the exit of data center leases. We have paid $23.5 million related to this plan as of March 31, 2018 and anticipate nearly all remaining cash outlays to take place during 2018.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three months ended March 31, 2018 and 2017, was a provision of 11.5% and a benefit of 27.7%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

On December 22, 2017, the United States enacted comprehensive tax legislation called the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the US federal corporate tax rate from 35% to 21%, requiring a mandatory transition tax on unremitted foreign earnings, a move from a worldwide to a territorial tax system and placing potential limits on the deductibility of interest expense. In 2017 we recorded a provisional deferred income tax benefit of $36.8 million related to the revaluation of the Company’s net deferred tax assets and liabilities at the December 22, 2017 enactment date using the new 21% statutory rate. The calculation of the one-time transition tax is based on our total post-1986 deferred foreign income held in cash and other assets. We have recorded a provisional non-cash charge of $6.9 million for the transition tax on previously deferred foreign earnings. In addition, we continue to assess the other provisions of the Tax Act.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return under Syniverse Corporation, our parent company. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes; however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes, outside of the transition tax mentioned above, for these non-U.S. subsidiaries was recorded in the accompanying unaudited condensed consolidated statements of operations.

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2018, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the three months ended March 31, 2018 and 2017.

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

The principal amount and fair value of our long-term debt, as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Tranche C Term Loans	$1,702,000	$1,725,403	$—	$—
Second Lien Term Loans	$220,000	$223,850	$—	$—
Syniverse Notes	$41,727	$41,831	$41,727	$41,414
Initial Term Loans	$—	$—	$889,976	$874,401
Tranche B Term Loans	$—	$—	$662,396	$650,804
SFHC Notes	$—	$—	$369,547	$378,786

The fair values of our long-term debt were based upon quoted market prices in inactive markets for similar instruments (Level 2).

12. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2018 and 2017, we recorded $0.8 million and $0.7 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Term Loans. As of March 31, 2018, Carlyle held $48.0 million of our Tranche C Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three months ended March 31, 2018 and 2017.

13. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,256	$31,581	$—	$84,837
Accounts receivable, net of allowances	—	122,514	45,616	—	168,130
Accounts receivable - affiliates	2,074,697	1,765,353	79,207	(3,919,257)	—
Income taxes receivable	—	232	3,970	—	4,202
Prepaid and other current assets	240	13,302	10,448	—	23,990
Total current assets	2,074,937	1,954,657	170,822	(3,919,257)	281,159
Property and equipment, net	—	66,756	24,884	—	91,640
Capitalized software, net	—	76,460	23,615	—	100,075
Goodwill	—	1,924,005	398,780	—	2,322,785
Identifiable intangibles, net	—	207,448	38,552	—	246,000
Deferred tax assets	—	—	3,584	—	3,584
Investment in unconsolidated subsidiaries	—	42,204	4,758	—	46,962
Other assets	886	2,256	2,562	—	5,704
Investment in subsidiaries	2,523,948	539,774	—	(3,063,722)	—
Total assets	$4,599,771	$4,813,560	$667,557	$(6,982,979)	$3,097,909

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$18,483	$12,600	$—	$31,083
Accounts payable - affiliates	1,768,278	2,114,268	36,711	(3,919,257)	—
Income taxes payable	—	2,323	2,337	—	4,660
Accrued liabilities	10,993	40,159	25,070	—	76,222
Deferred revenues	—	6,851	3,765	—	10,616
Current portion of capital lease obligation	—	5,945	1,058	—	7,003
Current portion of long-term debt, net of original issue discount and deferred financing costs	58,130	—	—	—	58,130
Total current liabilities	1,837,401	2,188,029	81,541	(3,919,257)	187,714
Long-term liabilities:
Deferred tax liabilities	(21,749)	85,410	11,979	—	75,640
Deferred revenues	—	2,093	429	—	2,522
Long-term capital lease obligation, net of current portion	—	2,851	427	—	3,278
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,862,568	—	—	—	1,862,568
Other long-term liabilities	—	11,229	27,254	—	38,483
Total liabilities	3,678,220	2,289,612	121,630	(3,919,257)	2,170,205
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,227,126	2,273,272	746,181	(2,967,190)	1,279,389
(Accumulated deficit) retained earnings	(304,605)	250,143	(153,382)	(97,655)	(305,499)
Accumulated other comprehensive (loss) income	(970)	533	(53,025)	1,123	(52,339)
Total Syniverse, Inc. stockholder equity	921,551	2,523,948	539,774	(3,063,722)	921,551
Noncontrolling interest	—	—	6,153	—	6,153
Total equity	921,551	2,523,948	545,927	(3,063,722)	927,704
Total liabilities and stockholder equity	$4,599,771	$4,813,560	$667,557	$(6,982,979)	$3,097,909

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$148,906	$39,752	$—	$188,658
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	77,237	6,195	—	83,432
Sales and marketing	—	12,856	6,086	—	18,942
General and administrative	—	20,743	9,193	—	29,936
Depreciation and amortization	—	30,708	9,201	—	39,909
Employee termination benefits	—	3,131	1,185	—	4,316
Restructuring	—	130	26	—	156
	—	144,805	31,886	—	176,691
Operating income	—	4,101	7,866	—	11,967
Other income (expense), net:
Income (loss) from equity investment	16,279	(1,800)	—	(14,479)	—
Interest (expense) income, net	(35,536)	(112)	(6,813)	—	(42,461)
Loss on early extinguishment of debt, net	(3,910)	—	(958)	—	(4,868)
Equity income in investee	—	(473)	63	—	(410)
Other, net	(18,585)	17,876	(494)	—	(1,203)
	(41,752)	15,491	(8,202)	(14,479)	(48,942)
(Loss) income before (benefit from) provision for income taxes	(41,752)	19,592	(336)	(14,479)	(36,975)
(Benefit from) provision for income taxes	—	3,313	948	—	4,261
Net (loss) income	(41,752)	16,279	(1,284)	(14,479)	(41,236)
Net income attributable to noncontrolling interest	—	—	516	—	516
Net (loss) income attributable to Syniverse, Inc.	$(41,752)	$16,279	$(1,800)	$(14,479)	$(41,752)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(41,752)	$16,279	$(1,284)	$(14,479)	$(41,236)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	10,755	—	10,755
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $23	—	—	53	—	53
Other comprehensive income	—	—	10,808	—	10,808
Comprehensive (loss) income	(41,752)	16,279	9,524	(14,479)	(30,428)
Less: comprehensive income attributable to noncontrolling interest	—	—	437	—	437
Comprehensive (loss) income attributable to Syniverse, Inc.	$(41,752)	$16,279	$9,087	$(14,479)	$(30,865)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	1,273	49,613	(33,636)	—	17,250
Cash flows from investing activities
Capital expenditures	—	(9,569)	(4,871)	—	(14,440)
Purchase of certificate of deposit	—	—	—	—	—
Receipts on intercompany notes	—	—	—	—	—
Net cash used in investing activities	—	(9,569)	(4,871)	—	(14,440)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,922,000	—	—	—	1,922,000
Principal payments on long-term debt	(1,922,000)	—	—	—	(1,922,000)
Debt modification costs paid	—	(37,816)	—	—	(37,816)
Payments on capital lease obligation	—	(2,071)	(28)	—	(2,099)
Distribution to Syniverse Corporation	(1,273)	—	—	—	(1,273)
Distribution to noncontrolling interest	—	—	(3,588)	—	(3,588)
Net cash used in financing activities	(1,273)	(39,887)	(3,616)	—	(44,776)
Effect of exchange rate changes on cash	—	—	(705)	—	(705)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	157	(42,828)	—	(42,671)
Cash, cash equivalents and restricted cash at beginning of period	—	53,709	74,968	—	128,677
Cash, cash equivalents and restricted cash at end of period	$—	$53,866	$32,140	$—	$86,006

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,243	$74,434	$—	$127,677
Accounts receivable, net of allowances	—	120,369	47,780	—	168,149
Accounts receivable - affiliates	2,071,648	1,716,547	57,954	(3,846,149)	—
Income taxes receivable	—	231	3,903	—	4,134
Prepaid and other current assets	686	13,856	8,662	—	23,204
Total current assets	2,072,334	1,904,246	192,733	(3,846,149)	323,164
Property and equipment, net	—	70,355	22,848	—	93,203
Capitalized software, net	—	78,212	24,242	—	102,454
Goodwill	—	1,922,230	392,051	—	2,314,281
Identifiable intangibles, net	—	218,332	40,654	—	258,986
Deferred tax assets	21,749	—	3,608	(21,749)	3,608
Investment in unconsolidated subsidiaries	—	42,676	4,582	—	47,258
Other assets	29	2,719	2,224	—	4,972
Investment in subsidiaries	2,152,970	178,693	—	(2,331,663)	—
Total assets	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,834	$6,003	$—	$20,837
Accounts payable - affiliates	1,715,046	2,094,598	36,504	(3,846,148)	—
Income taxes payable	—	242	4,542	—	4,784
Accrued liabilities	2,853	43,484	42,912	—	89,249
Deferred revenues	—	3,975	2,022	—	5,997
Current portion of capital lease obligation	—	6,311	99	—	6,410
Current portion of long-term debt, net of original issue discount and deferred financing costs	2,595	—	—	—	2,595
Total current liabilities	1,720,494	2,163,444	92,082	(3,846,148)	129,872
Long-term liabilities:
Deferred tax liabilities	—	84,186	11,356	(21,749)	73,793
Deferred revenues	—	1,852	244	—	2,096
Long-term capital lease obligation, net of current portion	—	4,229	111	—	4,340
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,575,484	—	365,129	—	1,940,613
Other long-term liabilities	—	10,782	26,023	—	36,805
Total liabilities	3,295,978	2,264,493	494,945	(3,867,897)	2,187,519
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,214,927	1,919,497	368,464	(2,226,944)	1,275,944
(Accumulated deficit) retained earnings	(262,853)	232,940	(125,858)	(105,844)	(261,615)
Accumulated other comprehensive (loss) income	(970)	533	(63,913)	1,124	(63,226)
Total Syniverse, Inc. stockholder equity	951,104	2,152,970	178,693	(2,331,664)	951,103
Noncontrolling interest	—	—	9,304	—	9,304
Total equity	951,104	2,152,970	187,997	(2,331,664)	960,407
Total liabilities and stockholder equity	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$145,033	$40,815	$—	$185,848
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	79,711	6,325	—	86,036
Sales and marketing	—	12,878	5,550	—	18,428
General and administrative	—	16,678	9,092	—	25,770
Depreciation and amortization	—	39,119	8,327	—	47,446
Employee termination benefits	—	—	66	—	66
Restructuring	—	1,343	(192)	—	1,151
	—	149,729	29,168	—	178,897
Operating (loss) income	—	(4,696)	11,647	—	6,951
Other income (expense), net:
Income (loss) from equity investment	3,919	(10,805)	—	6,886	—
Interest expense, net	(22,142)	(180)	(17,292)	—	(39,614)
Interest expense - affiliate, net	—	10	(10)	—	—
Equity income in investee	—	(158)	51	—	(107)
Other, net	(18,138)	17,615	244	—	(279)
	(36,361)	6,482	(17,007)	6,886	(40,000)
(Loss) income before (benefit from) provision for income taxes	(36,361)	1,786	(5,360)	6,886	(33,049)
(Benefit from) provision for income taxes	(11,699)	(2,133)	4,686	—	(9,146)
Net (loss) income	(24,662)	3,919	(10,046)	6,886	(23,903)
Net income attributable to noncontrolling interest	—	—	759	—	759
Net (loss) income attributable to Syniverse, Inc.	$(24,662)	$3,919	$(10,805)	$6,886	$(24,662)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(24,662)	$3,919	$(10,046)	$6,886	$(23,903)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	14,196	—	14,196
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $25	—	—	56	—	56
Other comprehensive income	—	—	14,252	—	14,252
Comprehensive (loss) income	(24,662)	3,919	4,206	6,886	(9,651)
Less: comprehensive income attributable to noncontrolling interest	—	—	983	—	983
Comprehensive (loss) income attributable to Syniverse, Inc.	$(24,662)	$3,919	$3,223	$6,886	$(10,634)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	2,961	(17,384)	13,819	—	(604)
Cash flows from investing activities
Capital expenditures	—	(16,445)	(2,971)	—	(19,416)
Purchase of certificate of deposit	—	—	—	—	—
Receipts on intercompany notes	—	12,000	—	(12,000)	—
Net cash used in investing activities	—	(4,445)	(2,971)	(12,000)	(19,416)
Cash flows from financing activities
Debt modification costs paid	—	(9,722)	—	—	(9,722)
Principal payments on long-term debt	(1,885)	—	—	—	(1,885)
Payments on capital lease obligation	—	(7,366)	(18)	—	(7,384)
Distribution to Syniverse Corporation	(1,076)	—	—	—	(1,076)
Distribution to noncontrolling interest	—	—	(2,311)	—	(2,311)
Payments on intercompany notes	—	—	(12,000)	12,000	—
Net cash (used in) provided by financing activities	(2,961)	(17,088)	(14,329)	12,000	(22,378)
Effect of exchange rate changes on cash	—	—	1,978	—	1,978
Net decrease in cash, cash equivalents and restricted cash	—	(38,917)	(1,503)	—	(40,420)
Cash, cash equivalents and restricted cash at beginning of period	—	89,794	47,843	—	137,637
Cash, cash equivalents and restricted cash at end of period	$—	$50,877	$46,340	$—	$97,217

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

Executive Overview
Financial Highlights
Revenues increased $2.8 million, or 1.5%, to $188.7 million for the three months ended March 31, 2018, from $185.8 million for the same period in 2017. Operating income increased $5.0 million to $12.0 million for the three months ended March 31, 2018 from $7.0 million for the same period in 2017. Net loss increased $17.3 million to $41.2 million for the three months ended March 31, 2018 from $23.9 million for the same period in 2017. Net loss for the three months ended March 31, 2018 includes an increase of $13.4 million in the provision for income taxes. Adjusted EBITDA increased $0.9 million, or 1.5%, to $63.4 million for the three months ended March 31, 2018 from $62.5 million for the same period in 2017. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to Net loss.

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

Revenues

Our revenues are generated through the sale of Mobile Transaction Services and Enterprise & Intelligence Solutions to MNOs and enterprise customers throughout the world.  Revenues are recognized when control of our promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers generally contain one or more performance obligations to stand-ready to process an unknown quantity of transactions as and when they are presented. We recognize revenue related to our stand-ready performance obligations satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance. We consider these performance obligations a series of distinct services that are substantially the same and have the same pattern of transfer to the customer.

The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of both fixed and variable consideration. Variable consideration includes transaction-based fees that are invoiced each month according to the number of records or transactions processed, the size of data records processed or both, and may include a fixed price per unit, a tier-based price per unit or fee, or a fixed amount plus additional fees for volume overages above a contractual threshold. Monthly recurring fees do not contain any pricing variability. For services with transaction-based fees, we allocate variable consideration to each distinct month in which our service is performed as the variable consideration relates specifically to our efforts to transfer each distinct monthly service during that period. The variability is driven by the number of transactions presented by the customer or end-user for the Company to process. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month. For services performed under contracts with exclusively fixed monthly recurring fees, we generally record revenue on a straight-line basis over the contractual term. Less commonly, we enter into contracts with monthly recurring fees which are fixed over the course of each year the contract, but change at the completion of each twelve month period of the contract. In such cases, we apply judgment to determine whether a time-based measure or another output-based measure, such as volume, is the most appropriate measure of the pattern of our performance to satisfy the performance obligation. For contracts with significant customer implementations and development services that are highly interrelated with the ongoing services, we generally defer revenues and the associated direct costs and recognize them on a straight-line basis over the contractual term.

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

•	Employee termination benefits represents costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring charges represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

Results of Operations - Three Months Ended March 31, 2018 and 2017

The following table presents an overview of our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Three Months Ended March 31,
		% of		% of	2018 compared to 2017
(in thousands)	2018	Revenues	2017	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$145,767	77.3%	$150,286	80.9%	$(4,519)	(3.0)%
Enterprise & Intelligence Solutions	42,891	22.7%	35,562	19.1%	7,329	20.6%
Revenues	188,658	100.0%	185,848	100.0%	2,810	1.5%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	83,432	44.2%	86,036	46.3%	(2,604)	(3.0)%
Sales and marketing	18,942	10.0%	18,428	9.9%	514	2.8%
General and administrative	29,936	15.9%	25,770	13.9%	4,166	16.2%
Depreciation and amortization	39,909	21.2%	47,446	25.5%	(7,537)	(15.9)%
Employee termination benefits	4,316	2.3%	66	—%	4,250	6,439.4%
Restructuring charges	156	0.1%	1,151	0.6%	(995)	(86.4)%
	176,691	93.7%	178,897	96.3%	(2,206)	(1.2)%
Operating income	11,967	6.3%	6,951	3.7%	5,016	72.2%
Other income (expense), net:
Interest expense, net	(42,461)	(22.5)%	(39,614)	(21.3)%	(2,847)	7.2%
Loss on early extinguishment of debt, net	(4,868)	(2.6)%	—	—%	(4,868)	100.0%
Equity loss in investees	(410)	(0.2)%	(107)	(0.1)%	(303)	283.2%
Other, net	(1,203)	(0.6)%	(279)	(0.2)%	(924)	331.2%
	(48,942)	(25.9)%	(40,000)	(21.5)%	(8,942)	22.4%
Loss before provision for (benefit from) income taxes	(36,975)	(19.6)%	(33,049)	(17.8)%	(3,926)	11.9%
Provision for (benefit from) income taxes	4,261	2.3%	(9,146)	(4.9)%	13,407	(146.6)%
Net loss	$(41,236)	(21.9)%	$(23,903)	(12.9)%	$(17,333)	72.5%

Revenues

Revenues increased $2.8 million, or 1.5%, to $188.7 million for the three months ended March 31, 2018 from $185.8 million for the same period in 2017.

Revenue from Mobile Transaction Services decreased $4.5 million, or 3.0%, to $145.8 million for the three months ended March 31, 2018 from $150.3 million for the same period in 2017. The decrease was primarily attributable to known declines across our GSM and CDMA portfolios totaling $5.0 million, primarily related to pricing reductions in connection with contract renewals and continued reductions in CDMA volumes. We also experienced a decrease in messaging services revenue of $2.2 million as a result of volume declines almost wholly attributable to one low margin customer contract. In addition, revenue from our number portability services decreased by $1.7 million as a result of an unexpected rate reduction effective February 1, 2018 that was mandated by the national regulatory authority for these services in India. These declines were partially offset by a $5.3 million increase in our MTS growth products primarily from growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as growth within our policy and charging solutions. Our LTE based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $7.3 million, or 20.6%, to $42.9 million for the three months ended March 31, 2018 from $35.6 million for the same period in 2017. The increase was primarily attributable to a $7.5 million increase in our Enterprise A2P messaging services, driven by volume growth from our enterprise and OTT customers.

Costs and Expenses

Costs and expenses decreased $2.2 million to $176.7 million for the three months ended March 31, 2018 from $178.9 million for the same period in 2017.

Cost of operations decreased $2.6 million to $83.4 million for the three months ended March 31, 2018 from $86.0 million for the same period in 2017. The table below summarizes our cost of operations by category:

	Three Months Ended March 31,		2018 compared to 2017
(in thousands)	2018	2017	$ change	% change
Cost of Operations:
Headcount and related costs	$19,754	$21,675	$(1,921)	(8.9)%
Variable costs	35,273	32,104	3,169	9.9%
Data processing, hosting and support costs	15,717	17,490	(1,773)	(10.1)%
Network costs	10,521	11,125	(604)	(5.4)%
Other operating related costs	2,167	3,642	(1,475)	(40.5)%
Cost of Operations	$83,432	$86,036	$(2,604)	(3.0)%

The decrease in headcount and related costs for the three months ended March 31, 2018 was driven by lower headcount in 2018 compared to the same period in prior year.

Variable costs increased $3.2 million for the three months ended March 31, 2018 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our enterprise messaging services, partially offset by volume reduction in our MTS messaging services. Other elements of cost of operations for the three months ended March 31, 2018 were generally lower as a result of a $1.2 million decrease in data center facility costs and a $1.2 million decrease in professional service fees.

As a percentage of revenues, cost of operations was 44.2% and 46.3% for the three months ended March 31, 2018 and 2017, respectively.

Sales and marketing expense increased $0.5 million to $18.9 million for the three months ended March 31, 2018 from $18.4 million for the same period in 2017. The increase in sales and marketing expense was primarily due to higher headcount related costs. As a percentage of revenues, sales and marketing expense was 10.0% and 9.9% for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expense increased $4.2 million to $29.9 million for the three months ended March 31, 2018 from $25.8 million for the same period in 2017. The increase in general and administrative expense was primarily due to an increase of $1.9 million in headcount and related costs mainly due to higher stock compensation expense associated with vesting acceleration and CEO transition, as well as higher fringe benefit costs. Additionally, we incurred higher expenses for professional services of approximately $1.6 million related to various legal and tax matters. As a percentage of revenues, general and administrative expense was 15.9% and 13.9% for the three months ended March 31, 2018 and 2017, respectively.

Depreciation and amortization expense decreased $7.5 million to $39.9 million for the three months ended March 31, 2018 from $47.4 million for the same period in 2017. The decrease was primarily driven by lower amortization of developed technology assets of $5.9 million that originated with the Carlyle acquisition and became fully amortized during the period ended March 31, 2018 and $2.4 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions. The decrease was partially offset by an increase in amortization of $1.2 million driven by higher software purchases in 2018 as compared to the same period in 2017.

Employee termination benefits expense increased $4.3 million to $4.3 million for the three months ended March 31, 2018 from $0.1 million for the same period in 2017. The increase in employee termination costs was primarily driven by an increase in severance related costs in 2018 which is unrelated to a restructuring plan.

Restructuring charges decreased $1.0 million to $0.2 million for the three months ended March 31, 2018 from $1.2 million for the same period in 2017. The decrease in restructuring expense was primarily driven by lower severance costs related to the March 2016 and December 2016 restructuring plans and lower data center contract termination and severance costs in 2018 compared to 2017. Refer to Note 8 in our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $2.8 million to $42.5 million for the three months ended March 31, 2018 from $39.6 million for the same period in 2017. The increase was primarily attributed to higher interest rates on our Initial Term Loans and Tranche B Term Loans prior to the 2018 Refinancing in March 2018 and an increase in the interest rate spread on the Tranche C Term Loans and Second Lien Term Loans following the 2018 Refinancing. This increase was partially offset by a lower principal amount of Syniverse Notes outstanding in 2018 as a result of our redemptions and repurchases in 2017 and a decrease in debt modification costs for the quarter ended March 31, 2018 compared to the same period in the prior year.

Loss on early extinguishment of debt, net was $4.9 million during the three months ended March 31, 2018. These costs were associated with our refinancing of the “Old First Lien Credit Facility” and the SFHC Notes by entering into the “New First Lien Credit Facility” and “New Second Lien Credit Facility”, completed on March 9, 2018. Refer to Note 6 in our unaudited condensed consolidated financial statements for additional details.

Provision for (benefit from) Income Taxes

We recorded an income tax provision of $4.3 million for the three months ended March 31, 2018, compared to a benefit of $9.1 million for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, the effective tax rate was a provision of 11.5% and a benefit of 27.7%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the New Extended Revolving Credit Facility and we believe that we have sufficient liquidity to meet our currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually, commencing with a payment in 2019 for the 2018 fiscal year, as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below), we are required to make a mandatory principal payment on our New Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. For the fiscal year 2017, no payment was required pursuant to the Excess Cash Flow provision. As of March 31, 2018 approximately 37% of our cash and cash equivalents were held by our foreign subsidiaries. Our New Extended Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

We may from time to time seek to prepay, repurchase or otherwise retire or extend our debt or debt securities, including the Syniverse Notes and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, privately negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions and prices, our cash position, contractual restrictions, including compliance with debt covenants and other considerations. Our affiliates may also purchase our debt or debt securities from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our condensed consolidated financial statements.

We believe that our cash on hand, together with cash flow from operations and our revolving credit facility, will be sufficient to meet our cash requirements for the next twelve months. To the extent we require supplemental funding for our operating activities, we may need access to the debt and equity markets; however, there can be no assurances such funding will be available on acceptable terms or at all.

Cash Flow

Cash and cash equivalents were $84.8 million at March 31, 2018 as compared to $127.7 million at December 31, 2017. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$17,250	$(604)
Net cash used in investing activities	(14,440)	(19,416)
Net cash used in financing activities	(44,776)	(22,378)
Effect of exchange rate changes on cash	(705)	1,978
Net decrease in cash, cash equivalents and restricted cash	$(42,671)	$(40,420)

Net cash provided by operating activities was $17.3 million for the three months ended March 31, 2018, as compared to net cash used of $0.6 million for the same period in 2017. The increase of $17.9 million was primarily driven by:

•	lower payments associated with severance costs and contract termination costs and

•	improved timing of payments to vendors;

Net cash used in investing activities was $14.4 million for the three months ended March 31, 2018, as compared to $19.4 million for the same period in 2017. The decrease was primarily associated with a decrease in capital expenditures related to security and network infrastructure costs.

Net cash used in financing activities was $44.8 million for the three months ended March 31, 2018 as compared to $22.4 million for the same period in 2017. The increase of $22.4 million was primarily due to:

•
debt modification payments of $37.8 million associated with the refinancing of debt that was completed in March 2018, as compared to debt modification payments of $9.7 million associated with the debt exchange offer in 2017;

The increase was partially offset by:

•	decreased payments on capital lease obligations of $5.3 million in 2018 as compared to the same period in 2017.

Debt and Credit Facilities

Senior Credit Facilities

On April 23, 2012, we entered into a credit agreement (the “Credit Agreement”) with Buccaneer Holdings, LLC (as successor by merger to Buccaneer), Barclays Bank PLC, as administrative agent, swing line lender and letters of credit issuer, and the other financial institutions and lenders from time to time party thereto, providing for a senior credit facility consisting of (i) a $950.0 million term loan facility (the “Initial Term Loans”); and (ii) a $150.0 million revolving credit facility for the making of revolving loans, swing line loans and issuance of letters of credit.

On June 28, 2013, the Company borrowed $700.0 million of incremental term loans (the "Tranche B Term Loans"), pursuant to the Incremental Amendment to the Credit Agreement. The proceeds of the Tranche B Term Loans were used to refinance indebtedness used to fund the MACH Acquisition.

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

First Lien Credit Facility

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

Proceeds of the Tranche C Term Loans, together with proceeds of the Second Lien Term Loans and cash on hand, were used to (i) prepay in full the Initial Term Loans and the Tranche B Term Loans, in each case, under and as defined in the Old First Lien Credit Facility, (ii) satisfy and discharge the SFHC Notes and the SFHC Indenture (each, as defined below) and redeem in full the SFHC Notes and (iii) pay interest, premiums, costs, fees and expenses in connection with the foregoing. The New Extended Revolving Credit Facility replaced the Revolving Credit Facility in its entirety. The New Extended Revolving Credit Facility will be used to finance the working capital needs of the company and for general corporate purposes.

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

The Company’s obligations under the New Extended Revolving Credit Facility and the Tranche C Term Loans are guaranteed by the same guarantors, and secured by the same assets, that guaranteed and secured the Revolving Credit Facility and the Old First Lien Credit Facility.

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

There are no financial covenants included in the New First Lien Credit Facility other than a springing maximum net first lien leverage ratio of (i) 6.50:1.00 for the fiscal quarters ended on June 30, 2018 and September 30, 2018 and (ii) 6.25:1.00 for the fiscal quarter ended on December 31, 2018 and each fiscal quarter ended thereafter, which is tested only for the benefit of the revolving lenders and only (x) commencing with the first full fiscal quarter of the Company after the Closing Date, when, at the end of any fiscal quarter, any revolving loans, any swing line loans or any letter of credit obligations (excluding undrawn letters of credit not in excess of $10.0 million in the aggregate and any letters of credit which are cash collateralized to at least 105.0% of their maximum stated amount) are outstanding and (y) upon an extension of credit under the New Extended Revolving Credit Facility in the form of the making of a revolving loan or a swing line loan, or the issuance of a letter of credit.

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

As of March 31, 2018, the aggregate principal amount of our outstanding indebtedness under Tranche C Term Loans and Second Lien Term Loans, was $1,702.0 million and $220.0 million, respectively. As of December 31, 2017, the aggregate principal amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, was $890.0 million and $662.4 million, respectively.

At March 31, 2018, there were no borrowings outstanding under the New Extended Revolving Credit Facility.

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

Senior Notes

Syniverse Notes

On December 22, 2010, we issued $475.0 million Syniverse Notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes is paid on January 15 and July 15 of each year. On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes. Pursuant to the indenture governing the Syniverse Notes, the Syniverse Notes were redeemed at 100% of the principal amount, plus accrued and unpaid interest. Following the Exchange Offer, the partial repurchases and the redemption, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at March 31, 2018.

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

SFHC Notes

On January 11, 2017, pursuant to the Exchange Offer, SFHC, our wholly-owned subsidiary, issued $369.5 million of SFHC Notes bearing interest at 9.125% per annum with a maturity date of January 15, 2022, and a like amount of Syniverse Notes were cancelled. We incurred debt modification fees of $9.8 million in connection with the Exchange Offer in the period ended March 31, 2017 which was recorded in Interest expense in the accompanying condensed consolidated statements of operations. On March 12, 2018, the SFHC Notes were redeemed in full in connection with the 2018 Refinancing.

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
Adjusted EBITDA is determined by adding the following items to net loss: other expense, net; provision for (benefit from) income taxes; depreciation and amortization; employee termination benefits; restructuring charges; non-cash stock-based compensation; business development, integration and other expenses; and the Carlyle annual management fee including related expenses.
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
Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2018	2017
Reconciliation to Adjusted EBITDA
Net loss	$(41,236)	$(23,903)
Other expense, net	48,942	40,000
Provision for (benefit from) income taxes	4,261	(9,146)
Depreciation and amortization	39,909	47,446
Employee termination benefits (a)	4,316	66
Restructuring (b)	156	1,151
Non-cash stock-based compensation (c)	4,338	3,087
Business development, integration and other expenses (d)	1,976	3,047
Consulting fee and related expenses (e)	766	720
Adjusted EBITDA	$63,428	$62,468

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs, and certain data center migration costs.

(e)	Reflects management fees paid to Carlyle and related expenses pursuant to a consulting agreement with Carlyle.
Free Cash Flow is defined as net cash provided by (used in) operating activities less capital expenditures.
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
A reconciliation of Syniverse Holdings, Inc. net cash provided by (used in) operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2018	2017
Reconciliation to Free Cash Flow
Net cash provided by (used in) operating activities	$17,250	$(604)
Capital expenditures	(14,440)	(19,416)
Free Cash Flow	$2,810	$(20,020)

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $304.7 million and $372.3 million as of March 31, 2018 and December 31, 2017, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three months ended March 31, 2018 and 2017, we recorded $0.8 million and $0.7 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Term Loans. As of March 31, 2018, Carlyle held $48.0 million of our Tranche C Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three months ended March 31, 2018 and 2017.

Contractual Obligations

There have been no material changes to our Contractual Obligations disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as discussed in Note 3. Recent Accounting Pronouncements of our unaudited condensed consolidated financial statements in relation to revenue recognition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our New Credit Facilities. Our New Credit Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the New Credit Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 0.00% as of March 31, 2018. Interest rate changes therefore generally do not affect the fair value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2018, a one-eighth percent change in assumed interest rates on our New Credit Facilities would result in $2.4 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the three months ended March 31, 2018 would have increased our revenues and net loss by approximately $3.4 million and $0.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018. Based on the evaluation, as of March 31, 2018, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying important factors that could cause actual results to differ materially from those anticipated, see the discussion of risk factors disclosed under the caption “Risk Factors” in our 2017 Annual Report on Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

On January 9, 2018, we entered into an employment agreement with Dean Douglas to become the President and Chief Executive Officer of Syniverse, effective February 1, 2018. Effective February 25, 2018, Mr. Gray resigned from his position as President and CEO, but remains a director of the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description
*#10.1	Amendment, dated as of April 1, 2018, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: May 9, 2018