Form 10-Q
period 2018-06-30
SYNIVERSE HOLDINGS INC
filed 2018-08-13
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares of common stock of the registrant outstanding at August 10, 2018 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,070	$127,677
Accounts receivable, net of allowances of $15,355 and $16,486, respectively	163,261	168,149
Income taxes receivable	4,651	4,134
Prepaid and other current assets	26,157	23,204
Total current assets	275,139	323,164
Property and equipment, net	88,539	93,203
Capitalized software, net	94,362	102,454
Goodwill	2,303,763	2,314,281
Identifiable intangibles, net	230,040	258,986
Deferred tax assets	3,389	3,608
Investment in unconsolidated subsidiaries	46,296	47,258
Other assets	6,092	4,972
Total assets	$3,047,620	$3,147,926
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$36,966	$20,837
Income taxes payable	2,976	4,784
Accrued liabilities	72,579	89,249
Deferred revenues	8,807	5,997
Current portion of capital lease obligation	6,184	6,410
Current portion of long-term debt, net of original issue discount and deferred financing costs	58,221	2,595
Total current liabilities	185,733	129,872
Long-term liabilities:
Deferred tax liabilities	77,076	73,793
Deferred revenues	2,096	2,096
Long-term capital lease obligation, less current portion	2,174	4,340
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,860,031	1,940,613
Other long-term liabilities	38,145	36,805
Total liabilities	2,165,255	2,187,519
Commitments and contingencies (Note 10)
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,281,585	1,275,944
Accumulated deficit	(326,071)	(261,615)
Accumulated other comprehensive loss	(78,912)	(63,226)
Total Syniverse Holdings, Inc. stockholder equity	876,602	951,103
Noncontrolling interest	5,763	9,304
Total equity	882,365	960,407
Total liabilities and stockholder equity	$3,047,620	$3,147,926

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues	$190,841	$194,507	$379,499	$380,355
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	85,519	88,491	168,951	174,527
Sales and marketing	17,075	18,336	36,017	36,764
General and administrative	29,045	21,468	58,981	47,238
Depreciation and amortization	38,008	47,991	77,917	95,437
Employee termination benefits	1,004	86	5,320	152
Restructuring charges	60	2,878	216	4,029
	170,711	179,250	347,402	358,147
Operating income	20,130	15,257	32,097	22,208
Other income (expense), net:
Interest expense, net	(39,032)	(30,468)	(81,493)	(70,082)
Gain (loss) on early extinguishment of debt, net	—	362	(4,868)	362
Equity loss in investees	(418)	(407)	(828)	(514)
Other, net	1,955	(962)	752	(1,241)
	(37,495)	(31,475)	(86,437)	(71,475)
Loss before provision for (benefit from) income taxes	(17,365)	(16,218)	(54,340)	(49,267)
Provision for (benefit from) income taxes	3,453	(486)	7,714	(9,632)
Net loss	(20,818)	(15,732)	(62,054)	(39,635)
Net (loss) income attributable to noncontrolling interest	(246)	631	270	1,390
Net loss attributable to Syniverse Holdings, Inc.	$(20,572)	$(16,363)	$(62,324)	$(41,025)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net loss	$(20,818)	$(15,732)	$(62,054)	$(39,635)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(26,767)	21,871	(16,012)	36,067
Amortization of unrecognized loss included in net periodic pension cost(1)	50	59	103	115
Other comprehensive (loss) income	(26,717)	21,930	(15,909)	36,182
Comprehensive (loss) income	(47,535)	6,198	(77,963)	(3,453)
Less: comprehensive (loss) income attributable to noncontrolling interest	(390)	644	47	1,627
Comprehensive (loss) income attributable to Syniverse Holdings, Inc.	$(47,145)	$5,554	$(78,010)	$(5,080)

(1)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $22 and $45 for the three and six months ended June 30, 2018, respectively, and net of income tax expense of $26 and $51 for the three and six months ended June 30, 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
Net (loss) income	—	—	—	(41,025)	—	1,390	(39,635)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	35,830	237	36,067
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $51	—	—	—	—	115	—	115
Stock-based compensation	—	—	7,646	—	—	—	7,646
Distribution to noncontrolling interest	—	—	—	—	—	(2,310)	(2,310)
Distribution to Syniverse Corporation	—	—	(2,282)	—	—	—	(2,282)
Balance, June 30, 2017 (Unaudited)	1	$—	$1,271,116	$(278,046)	$(84,097)	$6,830	$915,803

Balance, December 31, 2017	1	$—	$1,275,944	$(261,615)	$(63,226)	$9,304	$960,407
Cumulative effect of accounting change, net of tax of $36	—	—	—	(2,132)	—	—	(2,132)
Net (loss) income	—	—	—	(62,324)	—	270	(62,054)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(15,789)	(223)	(16,012)
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $45	—	—	—	—	103	—	103
Stock-based compensation	—	—	8,340	—	—	—	8,340
Distribution to noncontrolling interest	—	—	—	—	—	(3,588)	(3,588)
Distribution to Syniverse Corporation	—	—	(2,699)	—	—	—	(2,699)
Balance, June 30, 2018 (Unaudited)	1	$—	$1,281,585	$(326,071)	$(78,912)	$5,763	$882,365

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(62,054)	$(39,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,917	95,437
Amortization of original issue discount and deferred financing costs	4,801	6,496
Allowance for credit memos and uncollectible accounts	5,378	5,734
Deferred income tax expense (benefit)	4,097	(10,092)
Debt modification costs	9,646	9,780
Loss (gain) on early extinguishment of debt, net	4,868	(362)
Stock-based compensation	8,340	7,646
Other, net	1,870	856
Changes in operating assets and liabilities:
Accounts receivable	(1,264)	(4,230)
Income taxes receivable or payable	(2,631)	(1,675)
Prepaid and other current assets	(4,679)	(6,547)
Accounts payable	16,293	(8,837)
Accrued liabilities and deferred revenues	(19,139)	(16,494)
Other assets and other long-term liabilities	(1,438)	2,680
Net cash provided by operating activities	42,005	40,757
Cash flows from investing activities
Capital expenditures	(30,779)	(34,399)
Net cash used in investing activities	(30,779)	(34,399)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,922,000	—
Principal payments on long-term debt	(1,926,255)	(17,325)
Debt issuance costs paid	—	(690)
Debt modification costs paid	(40,446)	(9,768)
Payments on capital lease and financing obligations	(4,607)	(10,811)
Distribution to Syniverse Corporation	(2,699)	(2,282)
Distribution to noncontrolling interest	(3,588)	(2,310)
Net cash used in financing activities	(55,595)	(43,186)
Effect of exchange rate changes on cash	(2,124)	3,690
Net decrease in cash, cash equivalents and restricted cash	(46,493)	(33,138)
Cash, cash equivalents and restricted cash at beginning of period	128,677	137,690
Cash, cash equivalents and restricted cash at end of period	$82,184	$104,552

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$8,593	$5,118
Supplemental cash flow information
Interest paid	$75,039	$53,961
Income taxes paid	$6,167	$2,093

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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consisted of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of June 30, 2018 and December 31, 2017 was $41.7 million and $42.7 million, respectively and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes have partnered to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from commercial transactions with Vibes, which is a related party to the Company, were$2.9 million and $5.7 million during the three and six months ended June 30, 2018, respectively, and $0.4 million and $1.0 million during the three and six months ended June 30, 2017, respectively.

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

The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of both fixed and variable consideration. Variable consideration includes transaction-based fees that are invoiced each month according to the number of records or transactions processed, the size of data records processed or both, and may include a fixed price per unit, a tier-based price per unit or fee, or a fixed amount plus additional fees for volume overages above a contractual threshold. For services with transaction-based fees, we allocate variable consideration to each distinct month in which our service is performed as the variable consideration relates specifically to our efforts to transfer each distinct monthly service during that period. The variability is driven by the number of transactions presented by the customer or end-user for the Company to process. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month. For services performed under contracts with exclusively fixed monthly recurring fees, we generally record revenue on a straight-line basis over the contractual term. Less commonly, we enter into contracts with monthly recurring fees which are fixed over the course of each year under the contract, but which change at the completion of each twelve month period of the contract. In such cases, we apply judgment to determine whether a time-based measure or another output-based measure, such as volume, is the most appropriate measure of the pattern of our performance to satisfy the performance obligation. For contracts with significant customer implementations and development services that are highly interrelated with the ongoing services, we generally defer revenues and the associated direct costs and recognize them on a straight-line basis over the contractual term.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $349.0 million and $372.3 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash in our condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(in thousands)	(Unaudited)		(Unaudited)
Cash and cash equivalents	$81,070	$127,677	$102,892	$136,174
Restricted cash included in prepaid and other current assets	568	413	1,051	1,121
Restricted cash included in other assets	546	587	609	395
Total cash, cash equivalents and restricted cash	$82,184	$128,677	$104,552	$137,690

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia-Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we recorded foreign currency transaction gains of $2.7 million and $1.5 million, respectively. For the three and six months ended June 30, 2017, we recorded foreign currency transaction losses of $0.9 million and $1.1 million, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of comprehensive income and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The guidance must be applied using a modified retrospective approach and will be effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those years. We expect to apply the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Upon adoption, we expect our balance sheet to include a right of use asset and liability related to substantially all lease arrangements. We are currently assessing the impact of implementing this guidance on our condensed consolidated financial statements and related disclosures.

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

We recorded a reduction to opening retained earnings at January 1, 2018 of $2.1 million, net of tax, for the cumulative effect of adopting ASC Topic 606, with the impact primarily related to deferring revenue associated with significant implementation and development services that are highly interrelated with the ongoing services we provide our customers. The impact to revenues as a result of applying ASC Topic 606 was not material for the three and six months ended June 30, 2018.

Revenue Recognition

Revenues by service offerings were as follows:

	Three Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
Mobile Transaction Services	$145,659	$156,264
Enterprise & Intelligence Solutions	45,182	38,243
Revenues	$190,841	$194,507

	Six Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
Mobile Transaction Services	$291,426	$306,550
Enterprise & Intelligence Solutions	88,073	73,805
Revenues	$379,499	$380,355

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
North America	$115,703	$115,236
Europe, Middle East and Africa	33,222	35,198
Asia Pacific	29,136	29,692
Caribbean and Latin America	12,780	14,381
Revenues	$190,841	$194,507

	Six Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
North America	$227,261	$226,793
Europe, Middle East and Africa	64,968	66,951
Asia Pacific	59,582	59,394
Caribbean and Latin America	27,688	27,217
Revenues	$379,499	$380,355

We record deferred revenues when cash payment is received or we have an unconditional right to payment in advance of revenue recognition. The increase in deferred revenues for the six months ended June 30, 2018 is primarily driven by the adoption of ASC Topic 606 and payments received or due in advance of revenue recognition, offset by $6.5 million of revenues recognized, of which $3.6 million were included in the deferred revenue balance on January 1, 2018.

We generally enter into multi-year non-cancelable contracts with our customers. The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of fixed consideration, variable consideration or a combination of both. As of June 30, 2018, there was an aggregate amount of $401.4 million of revenue under these contracts to which we will be entitled upon providing services in the future. We expect to recognize revenue of approximately $179.6 million during the remainder of 2018, $151.4 million in 2019, $44.0 million in 2020 and $26.4 million thereafter under these contracts. These estimated amounts relate to the fixed consideration within the contracts and do not contain variable consideration under existing contracts related to transaction-based fee revenue. Given the transaction-based nature of our revenue, variable consideration has historically been a significant portion of the revenue recognized during each period which we expect to continue in the future. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month.

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

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$20,369	$28,043
Accrued interest	9,860	18,017
Accrued network payables	18,678	21,999
Accrued revenue share expenses	3,596	2,228
Other accrued liabilities	20,076	18,962
Total accrued liabilities	$72,579	$89,249

6. Debt and Credit Facilities

Our total outstanding debt as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Credit Facilities:
Tranche C Term Loans, due March 2023	$1,697,745	$—
Original issue discount	(18,522)	—
Deferred financing costs	(16,822)	—
Second Lien Term Loans, due March 2024	220,000	—
Original issue discount	(3,495)	—
Deferred financing costs	(2,210)	—
Initial Term Loans, due 2019	—	889,976
Original issue discount	—	(2,607)
Deferred financing costs	—	(6,449)
Tranche B Term Loans, due 2019	—	662,396
Original issue discount	—	(809)
Deferred financing costs	—	(5,833)
Senior Notes:
Syniverse Notes, due January 2019	41,727	41,727
Deferred financing costs	(171)	(322)
SFHC Notes, due 2022	—	369,547
Deferred financing costs	—	(4,418)
Total Debt and Credit Facilities	1,918,252	1,943,208
Less: Current portion
Long-term debt, current portion	$(58,747)	$(2,622)
Original issue discount, current portion	186	7
Deferred financing costs, current portion	340	20
Current portion of long-term debt, net of original issue discount and deferred financing costs	$(58,221)	$(2,595)
Long-term debt, net of original issue discount and deferred financing costs	$1,860,031	$1,940,613

Amortization of original issue discount and deferred financing costs for the three and six months ended June 30, 2018 was $1.9 million and $4.8 million, respectively. Amortization of original issue discount and deferred financing costs for the three and six months ended June 30, 2017 was $3.3 million and $6.5 million, respectively. Amortization was related to our Senior

Credit Facility (as defined below), First Lien and Second Lien credit facilities (as defined below) and our Senior Notes (as defined below) and were recorded in interest expense in the unaudited condensed consolidated statements of operations.

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

Beginning with the end of the first full fiscal quarter commencing after March 9, 2018 (the “Closing Date”), the Tranche C Term Loans began amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

In connection with the 2018 Refinancing, we incurred debt modification costs of $9.6 million which was recorded in interest expense and loss on early extinguishment of debt, net, of $4.9 million for the period ended June 30, 2018 in the unaudited condensed consolidated statements of operations. We also recorded $23.2 million of original issue discount and $21.2 million of deferred financing costs to be amortized through interest expense over the life of the New Credit Facilities using the effective interest method.

As of June 30, 2018, there were no amounts outstanding under the New Extended Revolving Credit Facility.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. Following the Exchange Offer, $105.5 million aggregate principal amount of the Syniverse Notes were outstanding. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes at 100%. Following these transactions, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at June 30, 2018.

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

Stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
Cost of operations	$231	$218
Sales and marketing	713	798
General and administrative	3,058	3,543
Stock-based compensation	$4,002	$4,559

	Six Months Ended June 30,
	2018	2017
(in thousands)	(Unaudited)
Cost of operations	$432	$420
Sales and marketing	1,304	1,503
General and administrative	6,604	5,723
Stock-based compensation	$8,340	$7,646

The following table summarizes our stock option activity under the 2011 Plan for the six months ended June 30, 2018:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	8,249,251	$10.79
Granted	3,105,001	13.37
Canceled or expired	(638,250)	11.01
Outstanding at June 30, 2018	10,716,002	$11.48

The fair value of options granted during the six months ended June 30, 2018 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.4%
Volatility factor	26.5%
Dividend yield	—%
Weighted average expected life of options (in years)	5.6

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the six months ended June 30, 2018:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,617,759	$10.27
Granted	1,435,259	10.00
Vested	(731,250)	10.55
Forfeited	(151,250)	10.18
Outstanding at June 30, 2018	2,170,518	$10.00

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the six months ended June 30, 2018:

	December 31, 2017				June 30, 2018
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
Employee termination benefits	$1,234	5,320	(3,273)	(46)	$3,235

Employee termination benefits represents non-retirement post-employment benefit costs including severance benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the six months ended June 30, 2018:

	December 31, 2017				June 30, 2018
(in thousands)	Balance	Additions	Payments	Adjustments	Balance
December 2016 Plan	$937	39	(969)	—	$7
March 2016 Plan	$1,579	177	(1,746)	—	$10
October 2014 Plan	$275	—	(234)	13	$54
Total	$2,791	$216	$(2,949)	$13	$71

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $9.0 million. We have paid $9.0 million related to this plan as of June 30, 2018 and anticipate the remaining cash outlays to take place during 2018.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.4 million and contract termination costs of $9.2 million related to the exit of data center leases. We have paid $23.5 million related to this plan as of June 30, 2018 and anticipate the remaining cash outlays to take place during 2018.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and six months ended June 30, 2018, was a provision of (19.9)%

and (14.2)%, respectively. The effective tax rate for the three and six months ended June 30, 2017, was a benefit of 3.0% and 19.6%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

On December 22, 2017, the United States enacted comprehensive tax legislation called the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the US federal corporate tax rate from 35% to 21%, requiring a mandatory transition tax on unremitted foreign earnings, a move from a worldwide to a territorial tax system and placing potential limits on the deductibility of interest expense. In 2017, we recorded a provisional deferred income tax benefit of $36.8 million related to the revaluation of the Company’s net deferred tax assets and liabilities at the December 22, 2017 enactment date using the new 21% statutory rate. The calculation of the one-time transition tax is based on our total post-1986 deferred foreign income held in cash and other assets. We have recorded a provisional non-cash charge of $6.9 million for the transition tax on previously deferred foreign earnings. In addition, we continue to assess the other provisions of the Tax Act.

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

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of June 30, 2018, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the six months ended June 30, 2018 and 2017.

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

The principal amount and fair value of our long-term debt, as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Tranche C Term Loans	$1,697,745	$1,695,623	$—	$—
Second Lien Term Loans	$220,000	$218,900	$—	$—
Syniverse Notes	$41,727	$41,466	$41,727	$41,414
Initial Term Loans	$—	$—	$889,976	$874,401
Tranche B Term Loans	$—	$—	$662,396	$650,804
SFHC Notes	$—	$—	$369,547	$378,786

The fair values of our long-term debt were based upon quoted market prices in inactive markets for similar instruments (Level 2).

12. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2018, we recorded $0.8 million and $1.6 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2017, we recorded $0.8 million and $1.5 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Term Loans. As of June 30, 2018, Carlyle held $47.9 million of our Tranche C Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and six months ended June 30, 2018 and 2017.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,630	$32,440	$—	$81,070
Accounts receivable, net of allowances	—	122,208	41,053	—	163,261
Accounts receivable - affiliates	2,037,512	1,775,816	87,091	(3,900,419)	—
Income taxes receivable	—	281	4,370	—	4,651
Prepaid and other current assets	240	16,952	8,965	—	26,157
Total current assets	2,037,752	1,963,887	173,919	(3,900,419)	275,139
Property and equipment, net	—	65,339	23,200	—	88,539
Capitalized software, net	—	74,241	20,121	—	94,362
Goodwill	—	1,924,005	379,758	—	2,303,763
Identifiable intangibles, net	—	196,563	33,477	—	230,040
Deferred tax assets	—	—	3,389	—	3,389
Investment in unconsolidated subsidiaries	—	41,747	4,549	—	46,296
Other assets	826	2,194	3,072	—	6,092
Investment in subsidiaries	2,479,053	520,599	—	(2,999,652)	—
Total assets	$4,517,631	$4,788,575	$641,485	$(6,900,071)	$3,047,620

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$27,790	$9,176	$—	$36,966
Accounts payable - affiliates	1,734,771	2,127,142	38,505	(3,900,418)	—
Income taxes payable	—	1,333	1,643	—	2,976
Accrued liabilities	9,754	40,462	22,363	—	72,579
Deferred revenues	—	6,106	2,701	—	8,807
Current portion of capital lease obligation	—	5,157	1,027	—	6,184
Current portion of long-term debt, net of original issue discount and deferred financing costs	58,221	—	—	—	58,221
Total current liabilities	1,802,746	2,207,990	75,415	(3,900,418)	185,733
Long-term liabilities:
Deferred tax liabilities	(21,749)	85,952	12,873	—	77,076
Deferred revenues	—	1,618	478	—	2,096
Long-term capital lease obligation, net of current portion	—	2,024	150	—	2,174
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,860,031	—	—	—	1,860,031
Other long-term liabilities	—	11,938	26,207	—	38,145
Total liabilities	3,641,028	2,309,522	115,123	(3,900,418)	2,165,255
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,202,749	2,246,699	745,835	(2,913,698)	1,281,585
(Accumulated deficit) retained earnings	(325,176)	231,821	(145,639)	(87,077)	(326,071)
Accumulated other comprehensive (loss) income	(970)	533	(79,597)	1,122	(78,912)
Total Syniverse, Inc. stockholder equity	876,603	2,479,053	520,599	(2,999,653)	876,602
Noncontrolling interest	—	—	5,763	—	5,763
Total equity	876,603	2,479,053	526,362	(2,999,653)	882,365
Total liabilities and stockholder equity	$4,517,631	$4,788,575	$641,485	$(6,900,071)	$3,047,620

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$151,169	$39,672	$—	$190,841
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	77,575	7,944	—	85,519
Sales and marketing	—	11,775	5,300	—	17,075
General and administrative	—	20,146	8,899	—	29,045
Depreciation and amortization	—	29,019	8,989	—	38,008
Employee termination benefits	—	313	691	—	1,004
Restructuring	—	49	11	—	60
	—	138,877	31,834	—	170,711
Operating income	—	12,292	7,838	—	20,130
Other income (expense), net:
(Loss) income from equity investment	(18,322)	7,743	—	10,579	—
Interest expense, net	(38,842)	(148)	(42)	—	(39,032)
Equity (loss) income in investee	—	(457)	39	—	(418)
Other, net	36,592	(36,171)	1,534	—	1,955
	(20,572)	(29,033)	1,531	10,579	(37,495)
(Loss) income before (benefit from) provision for income taxes	(20,572)	(16,741)	9,369	10,579	(17,365)
Provision for income taxes	—	1,581	1,872	—	3,453
Net (loss) income	(20,572)	(18,322)	7,497	10,579	(20,818)
Net loss attributable to noncontrolling interest	—	—	(246)	—	(246)
Net (loss) income attributable to Syniverse, Inc.	$(20,572)	$(18,322)	$7,743	$10,579	$(20,572)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(20,572)	$(18,322)	$7,497	$10,579	$(20,818)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(26,767)	—	(26,767)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $22	—	—	50	—	50
Other comprehensive loss	—	—	(26,717)	—	(26,717)
Comprehensive (loss) income	(20,572)	(18,322)	(19,220)	10,579	(47,535)
Less: comprehensive loss attributable to noncontrolling interest	—	—	(390)	—	(390)
Comprehensive (loss) income attributable to Syniverse, Inc.	$(20,572)	$(18,322)	$(18,830)	$10,579	$(47,145)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$300,075	$79,424	$—	$379,499
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	154,812	14,139	—	168,951
Sales and marketing	—	24,631	11,386	—	36,017
General and administrative	—	40,890	18,091	—	58,981
Depreciation and amortization	—	59,727	18,190	—	77,917
Employee termination benefits	—	3,443	1,877	—	5,320
Restructuring	—	180	36	—	216
	—	283,683	63,719	—	347,402
Operating income	—	16,392	15,705	—	32,097
Other income (expense), net:
(Loss) income from equity investment	(2,043)	5,944	—	(3,901)	—
Interest expense, net	(74,378)	(260)	(6,855)	—	(81,493)
Loss on early extinguishment of debt, net	(3,910)	—	(958)	—	(4,868)
Equity (loss) income in investee	—	(930)	102	—	(828)
Other, net	18,007	(18,295)	1,040	—	752
	(62,324)	(13,541)	(6,671)	(3,901)	(86,437)
(Loss) income before (benefit from) provision for income taxes	(62,324)	2,851	9,034	(3,901)	(54,340)
Provision for income taxes	—	4,894	2,820	—	7,714
Net (loss) income	(62,324)	(2,043)	6,214	(3,901)	(62,054)
Net income attributable to nonredeemable noncontrolling interest	—	—	270	—	270
Net (loss) income attributable to Syniverse, Inc.	$(62,324)	$(2,043)	$5,944	$(3,901)	$(62,324)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(62,324)	$(2,043)	$6,214	$(3,901)	$(62,054)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(16,012)	—	(16,012)
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $45	—	—	103	—	103
Other comprehensive loss	—	—	(15,909)	—	(15,909)
Comprehensive loss	(62,324)	(2,043)	(9,695)	(3,901)	(77,963)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	47	—	47
Comprehensive loss attributable to Syniverse, Inc.	$(62,324)	$(2,043)	$(9,742)	$(3,901)	$(78,010)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$6,954	$63,048	$(27,997)	$—	$42,005
Cash flows from investing activities
Capital expenditures	—	(22,777)	(8,002)	—	(30,779)
Purchase of certificate of deposit	—	—	—	—	—
Receipts on intercompany notes	—	—	—	—	—
Net cash used in investing activities	—	(22,777)	(8,002)	—	(30,779)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,922,000	—	—	—	1,922,000
Principal payments on long-term debt	(1,926,255)	—	—	—	(1,926,255)
Debt modification costs paid	—	(40,446)	—	—	(40,446)
Payments on capital lease obligation	—	(4,349)	(258)	—	(4,607)
Distribution to Syniverse Corporation	(2,699)	—	—	—	(2,699)
Distribution to noncontrolling interest	—	—	(3,588)	—	(3,588)
Net cash used in financing activities	(6,954)	(44,795)	(3,846)	—	(55,595)
Effect of exchange rate changes on cash	—	—	(2,124)	—	(2,124)
Net decrease in cash, cash equivalents and restricted cash	—	(4,524)	(41,969)	—	(46,493)
Cash, cash equivalents and restricted cash at beginning of period	—	53,709	74,968	—	128,677
Cash, cash equivalents and restricted cash at end of period	$—	$49,185	$32,999	$—	$82,184

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,243	$74,434	$—	$127,677
Accounts receivable, net of allowances	—	120,369	47,780	—	168,149
Accounts receivable - affiliates	2,071,648	1,716,547	57,954	(3,846,149)	—
Income taxes receivable	—	231	3,903	—	4,134
Prepaid and other current assets	686	13,856	8,662	—	23,204
Total current assets	2,072,334	1,904,246	192,733	(3,846,149)	323,164
Property and equipment, net	—	70,355	22,848	—	93,203
Capitalized software, net	—	78,212	24,242	—	102,454
Goodwill	—	1,922,230	392,051	—	2,314,281
Identifiable intangibles, net	—	218,332	40,654	—	258,986
Deferred tax assets	21,749	—	3,608	(21,749)	3,608
Investment in unconsolidated subsidiaries	—	42,676	4,582	—	47,258
Other assets	29	2,719	2,224	—	4,972
Investment in subsidiaries	2,152,970	178,693	—	(2,331,663)	—
Total assets	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,834	$6,003	$—	$20,837
Accounts payable - affiliates	1,715,046	2,094,598	36,504	(3,846,148)	—
Income taxes payable	—	242	4,542	—	4,784
Accrued liabilities	2,853	43,484	42,912	—	89,249
Deferred revenues	—	3,975	2,022	—	5,997
Current portion of capital lease obligation	—	6,311	99	—	6,410
Current portion of long-term debt, net of original issue discount and deferred financing costs	2,595	—	—	—	2,595
Total current liabilities	1,720,494	2,163,444	92,082	(3,846,148)	129,872
Long-term liabilities:
Deferred tax liabilities	—	84,186	11,356	(21,749)	73,793
Deferred revenues	—	1,852	244	—	2,096
Long-term capital lease obligation, net of current portion	—	4,229	111	—	4,340
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,575,484	—	365,129	—	1,940,613
Other long-term liabilities	—	10,782	26,023	—	36,805
Total liabilities	3,295,978	2,264,493	494,945	(3,867,897)	2,187,519
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,214,927	1,919,497	368,464	(2,226,944)	1,275,944
(Accumulated deficit) retained earnings	(262,853)	232,940	(125,858)	(105,844)	(261,615)
Accumulated other comprehensive (loss) income	(970)	533	(63,913)	1,124	(63,226)
Total Syniverse, Inc. stockholder equity	951,104	2,152,970	178,693	(2,331,664)	951,103
Noncontrolling interest	—	—	9,304	—	9,304
Total equity	951,104	2,152,970	187,997	(2,331,664)	960,407
Total liabilities and stockholder equity	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$151,203	$43,304	$—	$194,507
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	81,896	6,595	—	88,491
Sales and marketing	—	12,700	5,636	—	18,336
General and administrative	—	16,243	5,225	—	21,468
Depreciation and amortization	—	39,107	8,884	—	47,991
Employee termination benefits	—	(31)	117	—	86
Restructuring	—	2,475	403	—	2,878
	—	152,390	26,860	—	179,250
Operating (loss) income	—	(1,187)	16,444	—	15,257
Other income (expense), net:
Income (loss) from equity investment	33,652	1,038	—	(34,690)	—
Interest expense, net	(21,712)	(162)	(8,594)	—	(30,468)
Gain on early extinguishment of debt, net	362	—	—	—	362
Equity (loss) income in investee	—	(474)	67	—	(407)
Other, net	(33,910)	33,801	(853)	—	(962)
	(21,608)	34,203	(9,380)	(34,690)	(31,475)
(Loss) income before (benefit from) provision for income taxes	(21,608)	33,016	7,064	(34,690)	(16,218)
(Benefit from) provision for income taxes	(5,245)	(636)	5,395	—	(486)
Net (loss) income	(16,363)	33,652	1,669	(34,690)	(15,732)
Net income attributable to noncontrolling interest	—	—	631	—	631
Net (loss) income attributable to Syniverse, Inc.	$(16,363)	$33,652	$1,038	$(34,690)	$(16,363)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(16,363)	$33,652	$1,669	$(34,690)	$(15,732)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	21,871	—	21,871
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $26	—	—	59	—	59
Other comprehensive income	—	—	21,930	—	21,930
Comprehensive (loss) income	(16,363)	33,652	23,599	(34,690)	6,198
Less: comprehensive income attributable to noncontrolling interest	—	—	644	—	644
Comprehensive (loss) income attributable to Syniverse, Inc.	$(16,363)	$33,652	$22,955	$(34,690)	$5,554

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$296,236	$84,119	$—	$380,355
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	161,607	12,920	—	174,527
Sales and marketing	—	25,579	11,185	—	36,764
General and administrative	—	32,921	14,317	—	47,238
Depreciation and amortization	—	78,226	17,211	—	95,437
Employee termination benefits	—	(31)	183	—	152
Restructuring	—	3,818	211	—	4,029
	—	302,120	56,027	—	358,147
Operating (loss) income	—	(5,884)	28,092	—	22,208
Other income (expense), net:
Income (loss) from equity investment	37,571	(9,765)	—	(27,806)	—
Interest expense, net	(43,854)	(341)	(25,887)	—	(70,082)
Interest income (expense) - affiliate, net	—	10	(10)	—	—
Gain on early extinguishment of debt, net	362	—	—	—	362
Equity (loss) income in investee	—	(632)	118	—	(514)
Other, net	(52,048)	51,415	(608)	—	(1,241)
	(57,969)	40,687	(26,387)	(27,806)	(71,475)
(Loss) income before (benefit from) provision for income taxes	(57,969)	34,803	1,705	(27,806)	(49,267)
(Benefit from) provision for income taxes	(16,944)	(2,768)	10,080	—	(9,632)
Net (loss) income	(41,025)	37,571	(8,375)	(27,806)	(39,635)
Net income attributable to nonredeemable noncontrolling interest	—	—	1,390	—	1,390
Net (loss) income attributable to Syniverse, Inc.	$(41,025)	$37,571	$(9,765)	$(27,806)	$(41,025)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(41,025)	$37,571	$(8,375)	$(27,806)	$(39,635)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	36,067	—	36,067
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $51	—	—	115	—	115
Other comprehensive income	—	—	36,182	—	36,182
Comprehensive (loss) income	(41,025)	37,571	27,807	(27,806)	(3,453)
Less: comprehensive income attributable to noncontrolling interest	—	—	1,627	—	1,627
Comprehensive (loss) income attributable to Syniverse, Inc.	$(41,025)	$37,571	$26,180	$(27,806)	$(5,080)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$19,607	$(11,887)	$33,037	$—	$40,757
Cash flows from investing activities
Capital expenditures	—	(26,977)	(7,422)	—	(34,399)
Capital contribution to subsidiary	—	(453)	—	453	—
Return of capital from subsidiary	—	16,000	—	(16,000)	—
Receipts on intercompany notes	—	12,000	—	(12,000)	—
Net cash provided by (used in) investing activities	—	570	(7,422)	(27,547)	(34,399)
Cash flows from financing activities
Debt issuance costs paid	—	(690)	—	—	(690)
Debt modification costs paid	—	(9,768)	—	—	(9,768)
Principal payments on long-term debt	(17,325)	—	—	—	(17,325)
Payments on capital lease obligation	—	(10,776)	(35)	—	(10,811)
Contribution from parent	—	—	453	(453)	—
Dividends paid	—	—	(16,000)	16,000	—
Distribution to Syniverse Corporation	(2,282)	—	—	—	(2,282)
Distribution to noncontrolling interest	—	—	(2,310)	—	(2,310)
Payments on intercompany notes	—	—	(12,000)	12,000	—
Net cash (used in) provided by financing activities	(19,607)	(21,234)	(29,892)	27,547	(43,186)
Effect of exchange rate changes on cash	—	—	3,690	—	3,690
Net decrease in cash, cash equivalents and restricted cash	—	(32,551)	(587)	—	(33,138)
Cash, cash equivalents and restricted cash at beginning of period	—	89,794	47,896	—	137,690
Cash, cash equivalents and restricted cash at end of period	$—	$57,243	$47,309	$—	$104,552

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

Executive Overview
Financial Highlights
Revenues decreased $3.7 million, or 1.9%, to $190.8 million for the three months ended June 30, 2018, from $194.5 million for the same period in 2017. Operating income increased $4.9 million to $20.1 million for the three months ended June 30, 2018 from $15.3 million for the same period in 2017. Net loss increased $5.1 million to $20.8 million for the three months ended June 30, 2018 from $15.7 million for the same period in 2017. Net loss for the three months ended June 30, 2018 includes an increase of $3.9 million in the provision for income taxes. Adjusted EBITDA decreased $6.0 million, or 8.2%, to $67.3 million for the three months ended June 30, 2018 from $73.3 million for the same period in 2017. See “Non-GAAP Financial Measures” below for a reconciliation of Net loss to Adjusted EBITDA.

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

The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of both fixed and variable consideration. Variable consideration includes transaction-based fees that are invoiced each month according to the number of records or transactions processed, the size of data records processed or both, and may include a fixed price per unit, a tier-based price per unit or fee, or a fixed amount plus additional fees for volume overages above a contractual threshold. For services with transaction-based fees, we allocate variable consideration to each distinct month in which our service is performed as the variable consideration relates specifically to our efforts to transfer each distinct monthly service during that period. The variability is driven by the number of transactions presented by the customer or end-user for the Company to process. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month. For services performed under contracts with exclusively fixed monthly recurring fees, we generally record revenue on a straight-line basis over the contractual term. Less commonly, we enter into contracts with monthly recurring fees which are fixed over the course of each year the contract, but which change at the completion of each twelve month period of the contract. In such cases, we apply judgment to determine whether a time-based measure or another output-based measure, such as volume, is the most appropriate measure of the pattern of our performance to satisfy the performance obligation. For contracts with significant customer implementations and development services that are highly interrelated with the ongoing services, we generally defer revenues and the associated direct costs and recognize them on a straight-line basis over the contractual term.

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

•	Employee termination benefits represents costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring charges represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

Results of Operations - Three Months Ended June 30, 2018 and 2017

The following table presents an overview of our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Three Months Ended June 30,
		% of		% of	2018 compared to 2017
(in thousands)	2018	Revenues	2017	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$145,659	76.3%	$156,264	80.3%	$(10,605)	(6.8)%
Enterprise & Intelligence Solutions	45,182	23.7%	38,243	19.7%	6,939	18.1%
Revenues	190,841	100.0%	194,507	100.0%	(3,666)	(1.9)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	85,519	44.8%	88,491	45.5%	(2,972)	(3.4)%
Sales and marketing	17,075	8.9%	18,336	9.4%	(1,261)	(6.9)%
General and administrative	29,045	15.2%	21,468	11.0%	7,577	35.3%
Depreciation and amortization	38,008	19.9%	47,991	24.7%	(9,983)	(20.8)%
Employee termination benefits	1,004	0.5%	86	—%	918	1,067.4%
Restructuring charges	60	—%	2,878	1.5%	(2,818)	(97.9)%
	170,711	89.5%	179,250	92.2%	(8,539)	(4.8)%
Operating income	20,130	10.5%	15,257	7.8%	4,873	31.9%
Other income (expense), net:
Interest expense, net	(39,032)	(20.5)%	(30,468)	(15.7)%	(8,564)	28.1%
Gain on early extinguishment of debt, net	—	—%	362	0.2%	(362)	(100.0)%
Equity loss in investees	(418)	(0.2)%	(407)	(0.2)%	(11)	2.7%
Other, net	1,955	1.0%	(962)	(0.5)%	2,917	(303.2)%
	(37,495)	(19.6)%	(31,475)	(16.2)%	(6,020)	19.1%
Loss before provision for (benefit from) income taxes	(17,365)	(9.1)%	(16,218)	(8.3)%	(1,147)	7.1%
Provision for (benefit from) income taxes	3,453	1.8%	(486)	(0.2)%	3,939	(810.5)%
Net loss	$(20,818)	(10.9)%	$(15,732)	(8.1)%	$(5,086)	32.3%

Revenues

Revenues decreased $3.7 million, or 1.9%, to $190.8 million for the three months ended June 30, 2018 from $194.5 million for the same period in 2017.

Revenue from Mobile Transaction Services decreased $10.6 million, or 6.8%, to $145.7 million for the three months ended June 30, 2018 from $156.3 million for the same period in 2017. The decrease was primarily attributable to known declines across our GSM and CDMA portfolios totaling $6.8 million, primarily related to pricing reductions in connection with contract renewals and continued reductions in CDMA. We also experienced a decrease in messaging services revenue of $3.4 million primarily related to volume declines attributable to one low margin customer contract. In addition, revenue from our number portability services decreased as a result of an unexpected rate reduction effective February 1, 2018 that was mandated by the national regulatory authority for these services in India. These declines were partially offset by an increase in our MTS growth products primarily from growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as growth within our policy and charging solutions.

Revenue from Enterprise & Intelligence Solutions increased $6.9 million, or 18.1%, to $45.2 million for the three months ended June 30, 2018 from $38.2 million for the same period in 2017. The increase was primarily attributable to a $7.2 million increase in our Enterprise A2P messaging services, driven by volume growth from our enterprise and OTT customers.

Costs and Expenses

Costs and expenses decreased $8.5 million to $170.7 million for the three months ended June 30, 2018 from $179.3 million for the same period in 2017.

Cost of operations decreased $3.0 million to $85.5 million for the three months ended June 30, 2018 from $88.5 million for the same period in 2017. The table below summarizes our cost of operations by category:

	Three Months Ended June 30,		2018 compared to 2017
(in thousands)	2018	2017	$ change	% change
Cost of Operations:
Headcount and related costs	$18,723	$20,835	$(2,112)	(10.1)%
Variable costs	38,787	35,894	2,893	8.1%
Data processing, hosting and support costs	16,055	17,795	(1,740)	(9.8)%
Network costs	9,752	11,150	(1,398)	(12.5)%
Other operating related costs	2,202	2,817	(615)	(21.8)%
Cost of Operations	$85,519	$88,491	$(2,972)	(3.4)%

The decrease in headcount and related costs for the three months ended June 30, 2018 was driven by lower headcount in 2018 compared to the same period in prior year.

Variable costs increased $2.9 million for the three months ended June 30, 2018 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our enterprise messaging services, partially offset by volume reductions in our MTS messaging services. Other elements of cost of operations for the three months ended June 30, 2018 were lower as a result of a $1.4 million decrease in network costs mainly due to network optimizations and a $1.7 million decrease in data processing, hosting and support costs attributed to lower data processing volume, lower support and maintenance costs, and lower data center facility costs in 2018.

As a percentage of revenues, cost of operations was 44.8% and 45.5% for the three months ended June 30, 2018 and 2017, respectively.

Sales and marketing expense decreased $1.3 million to $17.1 million for the three months ended June 30, 2018 from $18.3 million for the same period in 2017. The decrease in sales and marketing expense was primarily due to lower headcount and related costs in 2018 compared to the same period in prior year. As a percentage of revenues, sales and marketing expense was 8.9% and 9.4% for the three months ended June 30, 2018 and 2017, respectively.

General and administrative expense increased $7.6 million to $29.0 million for the three months ended June 30, 2018 from $21.5 million for the same period in 2017. The increase in general and administrative expense was primarily due to the favorable outcome of a $3.8 million indirect tax examination in one of our European jurisdictions in 2017 that did not recur in 2018. Additionally, we experienced an increase of $1.8 million in headcount and related costs mainly attributed to CEO transition costs and higher fringe benefit costs in 2018 compared to the same period in 2017. We also incurred higher expenses for professional services of approximately $2.2 million related to various legal and tax matters. The increase was partially offset by a $1.0 million bad debt recovery from a large customer in 2018. As a percentage of revenues, general and administrative expense was 15.2% and 11.0% for the three months ended June 30, 2018 and 2017, respectively.

Depreciation and amortization expense decreased $10.0 million to $38.0 million for the three months ended June 30, 2018 from $48.0 million for the same period in 2017. The decrease was primarily driven by lower amortization of developed technology assets of $6.9 million that originated with the Carlyle acquisition and became fully amortized during the period ended March 31, 2018 and $2.7 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions.

Employee termination benefits expense increased $0.9 million to $1.0 million for the three months ended June 30, 2018 from $0.1 million for the same period in 2017. The increase in employee termination costs was primarily driven by an increase in severance related costs in 2018 which is unrelated to a restructuring plan.

Restructuring charges decreased $2.8 million to $0.1 million for the three months ended June 30, 2018 from $2.9 million for the same period in 2017. The decrease in restructuring expense was primarily driven by lower severance costs and lower data center contract termination costs in 2018 compared to the same period in 2017. Refer to Note 8 in our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $8.6 million to $39.0 million for the three months ended June 30, 2018 from $30.5 million for the same period in 2017. The increase was primarily attributed to an increase in the interest rate spread on the Tranche C Term Loans and Second Lien Term Loans following the 2018 Refinancing and higher LIBOR rates in 2018. This increase was partially offset by a lower principal amount of Syniverse Notes outstanding in 2018 as a result of our redemptions and repurchases in 2017.

Other, net increased $2.9 million to a $2.0 million gain for the three months ended June 30, 2018 from a $1.0 million loss for the same period in 2017 primarily due to the weakening of the pound sterling during three months ended June 30, 2018.

Provision for (benefit from) Income Taxes

We recorded an income tax provision of $3.5 million for the three months ended June 30, 2018, compared to a benefit of $0.5 million for the three months ended June 30, 2017. During the three months ended June 30, 2018 and 2017, the effective tax rate was a provision of (19.9)% and a benefit of 3.0%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Results of Operations - Six Months Ended June 30, 2018 and 2017

The following table presents an overview of our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Six Months Ended June 30,
		% of		% of	2018 compared to 2017
(in thousands)	2018	Revenues	2017	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$291,426	76.8%	$306,550	80.6%	$(15,124)	(4.9)%
Enterprise & Intelligence Solutions	88,073	23.2%	73,805	19.4%	14,268	19.3%
Revenues	379,499	100.0%	380,355	100.0%	(856)	(0.2)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	168,951	44.5%	174,527	45.9%	(5,576)	(3.2)%
Sales and marketing	36,017	9.5%	36,764	9.7%	(747)	(2.0)%
General and administrative	58,981	15.5%	47,238	12.4%	11,743	24.9%
Depreciation and amortization	77,917	20.5%	95,437	25.1%	(17,520)	(18.4)%
Employee termination benefits	5,320	1.4%	152	—%	5,168	3,400.0%
Restructuring charges	216	0.1%	4,029	1.1%	(3,813)	(94.6)%
	347,402	91.5%	358,147	94.2%	(10,745)	(3.0)%
Operating income	32,097	8.5%	22,208	5.8%	9,889	44.5%
Other income (expense), net:
Interest expense, net	(81,493)	(21.5)%	(70,082)	(18.4)%	(11,411)	16.3%
(Loss) gain on early extinguishment of debt, net	(4,868)	(1.3)%	362	0.1%	(5,230)	(1,444.8)%
Equity loss in investees	(828)	(0.2)%	(514)	(0.1)%	(314)	61.1%
Other, net	752	0.2%	(1,241)	(0.3)%	1,993	(160.6)%
	(86,437)	(22.8)%	(71,475)	(18.8)%	(14,962)	20.9%
Loss before provision for (benefit from) income taxes	(54,340)	(14.3)%	(49,267)	(13.0)%	(5,073)	10.3%
Provision for (benefit from) income taxes	7,714	2.0%	(9,632)	(2.5)%	17,346	(180.1)%
Net loss	$(62,054)	(16.4)%	$(39,635)	(10.4)%	$(22,419)	56.6%

Revenues

Revenues decreased $0.9 million, or 0.2%, to $379.5 million for the six months ended June 30, 2018 from $380.4 million for the same period in 2017.

Revenue from Mobile Transaction Services decreased $15.1 million, or 4.9%, to $291.4 million for the six months ended June 30, 2018 from $306.6 million for the same period in 2017. The decrease was primarily attributable to known declines across our GSM and CDMA portfolios totaling $11.7 million, primarily related to pricing reductions in connection with contract renewals and continued reductions in CDMA. We also experienced a decrease in messaging services revenue of $5.6 million primarily related to volume declines attributable to one low margin customer contract. In addition, revenue from our number portability services was negatively impacted by $4.5 million as a result of an unexpected rate reduction effective February 1, 2018 that was mandated by the national regulatory authority for these services in India. We also experienced declines in certain lower margin non-strategic services that management has de-emphasized. These declines were partially offset by a $8.6 million increase in our MTS growth products primarily from growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as growth within our policy and charging solutions. Our LTE based solutions, in particular, continue to benefit from the ongoing global transition from 3G to LTE technology as we expand the reach of our IPX network and the consumption of LTE bandwidth continues to grow.

Revenue from Enterprise & Intelligence Solutions increased $14.3 million, or 19.3%, to $88.1 million for the six months ended June 30, 2018 from $73.8 million for the same period in 2017. The increase was primarily attributable to a $14.7 million increase in our Enterprise A2P messaging services, driven by volume growth from our enterprise and OTT customers.

Costs and Expenses

Costs and expenses decreased $10.7 million to $347.4 million for the six months ended June 30, 2018 from $358.1 million for the same period in 2017.

Cost of operations decreased $5.6 million to $169.0 million for the six months ended June 30, 2018 from $174.5 million for the same period in 2017. The table below summarizes our cost of operations by category:

	Six Months Ended June 30,		2018 compared to 2017
(in thousands)	2018	2017	$ change	% change
Cost of Operations:
Headcount and related costs	$38,477	$42,510	$(4,033)	(9.5)%
Variable costs	74,060	67,998	6,062	8.9%
Data processing, hosting and support costs	31,772	35,285	(3,513)	(10.0)%
Network costs	20,273	22,275	(2,002)	(9.0)%
Other operating related costs	4,369	6,459	(2,090)	(32.4)%
Cost of Operations	$168,951	$174,527	$(5,576)	(3.2)%

The decrease in headcount and related costs for the six months ended June 30, 2018 was driven by lower headcount in 2018 compared to the same period in prior year.

Variable costs increased $6.1 million for the six months ended June 30, 2018 compared to the prior year period. The increase in variable costs was primarily due to volume growth in our enterprise messaging services, partially offset by volume reduction in our MTS messaging services. Other elements of cost of operations for the six months ended June 30, 2018 were generally lower as a result of a $2.0 million decrease in network costs mainly due to network optimizations and a $3.5 million decrease in data processing, hosting and support costs attributed to lower data processing volume, lower support and maintenance costs, and lower data center facility costs in 2018. We also incurred lower expenses of $1.5 million for professional services in 2018.

As a percentage of revenues, cost of operations was 44.5% and 45.9% for the six months ended June 30, 2018 and 2017, respectively.

Sales and marketing expense decreased $0.7 million to $36.0 million for the six months ended June 30, 2018 from $36.8 million for the same period in 2017. The decrease in sales and marketing expense was primarily due to lower headcount and related costs in 2018 compared to the same period in prior year. As a percentage of revenues, sales and marketing expense was 9.5% and 9.7% for the six months ended June 30, 2018 and 2017, respectively.

General and administrative expense increased $11.7 million to $59.0 million for the six months ended June 30, 2018 from $47.2 million for the same period in 2017. The increase in general and administrative expense was primarily due to an increase of $3.9 million in headcount and related costs mainly attributed to CEO transition costs and higher fringe benefit costs, as well as higher stock compensation expense associated with vesting acceleration. We also experienced an increase in general and administrative expense as a result of the favorable outcome of a $3.8 million indirect tax examination in one of our European jurisdictions in 2017 that did not recur in 2018. Additionally, we incurred higher expenses for professional services of approximately $3.8 million related to various legal and tax matters. The increase was partially offset by a $1.0 million bad debt recovery from a large customer in 2018. As a percentage of revenues, general and administrative expense was 15.5% and 12.4% for the six months ended June 30, 2018 and 2017, respectively.

Depreciation and amortization expense decreased $17.5 million to $77.9 million for the six months ended June 30, 2018 from $95.4 million for the same period in 2017. The decrease was primarily driven by lower amortization of developed technology assets of $12.8 million that originated with the Carlyle acquisition and became fully amortized during the period ended March 31, 2018 and $5.1 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions.

Employee termination benefits expense increased $5.2 million to $5.3 million for the six months ended June 30, 2018 from $0.2 million for the same period in 2017. The increase in employee termination costs was primarily driven by an increase in severance related costs in 2018 which is unrelated to a restructuring plan.

Restructuring charges decreased $3.8 million to $0.2 million for the six months ended June 30, 2018 from $4.0 million for the same period in 2017. The decrease in restructuring expense was primarily driven by lower severance costs related to the March 2016 and December 2016 restructuring plans and lower data center contract termination costs in 2018 compared to 2017. Refer to Note 8 in our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $11.4 million to $81.5 million for the six months ended June 30, 2018 from $70.1 million for the same period in 2017. The increase was primarily attributed to higher interest rates on our Initial Term Loans and Tranche B Term Loans prior to the 2018 Refinancing in March 2018 and an increase in the interest rate spread on the Tranche C Term Loans and Second Lien Term Loans following the 2018 Refinancing and higher LIBOR rates in 2018. This increase was partially offset by a lower principal amount of Syniverse Notes outstanding in 2018 as a result of our redemptions and repurchases in 2017 and a decrease in debt modification costs for the six months ended June 30, 2018 compared to the same period in the prior year.

Loss on early extinguishment of debt, net was $4.9 million during the six months ended June 30, 2018. These costs were associated with the 2018 Refinancing completed on March 9, 2018. Refer to Note 6 in our unaudited condensed consolidated financial statements for additional details.

Other, net increased $2.0 million to a $0.8 million gain for the six months ended June 30, 2018 from a $1.2 million loss for the same period in 2017 primarily due to the weakening of the pound sterling and the Euro value during the six months ended June 30, 2018.

Provision for (benefit from) Income Taxes

We recorded an income tax provision of $7.7 million for the six months ended June 30, 2018, compared to a benefit of $9.6 million for the six months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, the effective tax rate was a provision of (14.2)% and a benefit of 19.6%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the New Extended Revolving Credit Facility and we believe that we have sufficient liquidity to meet our currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually, commencing with a payment in 2019 for the 2018 fiscal year, as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below), we are required to make a mandatory principal payment on our New Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. For the fiscal year 2017, no payment was required pursuant to the Excess Cash Flow provision. As of June 30, 2018, approximately 40% of our cash and cash equivalents were held by our foreign subsidiaries. Our New Extended Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

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

Cash Flow

Cash, cash equivalents and restricted cash were $82.2 million at June 30, 2018 as compared to $128.7 million at December 31, 2017. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$42,005	$40,757
Net cash used in investing activities	(30,779)	(34,399)
Net cash used in financing activities	(55,595)	(43,186)
Effect of exchange rate changes on cash	(2,124)	3,690
Net decrease in cash, cash equivalents and restricted cash	$(46,493)	$(33,138)

Net cash provided by operating activities was $42.0 million for the six months ended June 30, 2018 as compared to $40.8 million for the same period in 2017. The increase of $1.2 million was primarily driven by:

•
a $25.1 million change on accounts payable due to a $16.3 million increase in 2018 compared to a $8.8 million decrease in 2017, mainly attributable to improved timing of payments to vendors in 2018 compared to the same period in prior year;

The increase was substantially offset by:

•
a decrease in cash flows from operating activities primarily attributable to net loss adjusted for non-cash items excluding allowance for credit memos and uncollectible accounts in the consolidated statements of cash flows, for the amount of $20.6 million in 2018 as compared to the same period in 2017.

Net cash used in investing activities was $30.8 million for the six months ended June 30, 2018 as compared to $34.4 million for the same period in 2017. The decrease was primarily associated with a decrease in capacity and network infrastructure costs, partially offset by an increase in security costs.

Net cash used in financing activities was $55.6 million for the six months ended June 30, 2018 as compared to $43.2 million for the same period in 2017. The increase of $12.4 million was primarily due to:

•
debt modification payments of $40.4 million associated with the 2018 Refinancing that was completed in March 2018, as compared to debt modification payments of $9.8 million associated with the debt exchange offer in 2017;

The increase was partially offset by:

•	a net decrease in principal payments on long-term debt of $13.1 million in 2018 as compared to the same period in 2017; and

•	decreased payments on capital lease obligations of $6.2 million in 2018 as compared to the same period in 2017.

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

The New Extended Revolving Credit Facility will mature on December 9, 2022 and the Tranche C Term Loans will mature on March 9, 2023.

Beginning with the end of the first full fiscal quarter commencing after the Closing Date, the Tranche C Term Loans began amortizing in equal quarterly installments in an amount equal to 0.25% per quarter of the original principal amount thereof, with the remaining balance due at final maturity.

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

As of June 30, 2018, the aggregate principal amount of our outstanding indebtedness under Tranche C Term Loans and Second Lien Term Loans, was $1,697.7 million and $220.0 million, respectively. As of December 31, 2017, the aggregate principal amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, was $890.0 million and $662.4 million, respectively.

At June 30, 2018, there were no borrowings outstanding under the New Extended Revolving Credit Facility.

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

Senior Notes

Syniverse Notes

On December 22, 2010, we issued $475.0 million Syniverse Notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes is paid on January 15 and July 15 of each year. On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes. Pursuant to the indenture governing the Syniverse Notes, the Syniverse Notes were redeemed at 100% of the principal amount, plus accrued and unpaid interest. Following the Exchange Offer, the partial repurchases and the redemption, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at June 30, 2018.

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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended June 30,
(in thousands)	2018	2017
Reconciliation to Adjusted EBITDA
Net loss	$(20,818)	$(15,732)
Other expense, net	37,495	31,475
Provision for (benefit from) income taxes	3,453	(486)
Depreciation and amortization	38,008	47,991
Employee termination benefits (a)	1,004	86
Restructuring (b)	60	2,878
Non-cash stock-based compensation (c)	4,002	4,559
Business development, integration and other expenses (d)	3,280	1,672
Consulting fee and related expenses (e)	780	835
Adjusted EBITDA	$67,264	$73,278

	Six Months Ended June 30,
(in thousands)	2018	2017
Reconciliation to Adjusted EBITDA
Net loss	$(62,054)	$(39,635)
Other expense, net	86,437	71,475
Provision for (benefit from) income taxes	7,714	(9,632)
Depreciation and amortization	77,917	95,437
Employee termination benefits (a)	5,320	152
Restructuring (b)	216	4,029
Non-cash stock-based compensation (c)	8,340	7,646
Business development, integration and other expenses (d)	5,256	4,719
Consulting fee and related expenses (e)	1,546	1,556
Adjusted EBITDA	$130,692	$135,747

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

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

A reconciliation of Syniverse Holdings, Inc. net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Six Months Ended June 30,
(in thousands)	2018	2017
Reconciliation to Free Cash Flow
Net cash provided by operating activities, as reported	$42,005	$40,757
Impact of adoption of ASC 2016-18(1)	—	(623)
Net cash provided by operating activities	42,005	40,134
Capital expenditures	(30,779)	(34,399)
Free Cash Flow	$11,226	$5,735
(1) ASU 2016-18, Restricted Cash, was adopted on January 1, 2018 and adjustments were applied retrospectively to all periods presented. Refer to Note 3.

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $349.0 million and $372.3 million as of June 30, 2018 and December 31, 2017, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and six months ended June 30, 2018, we recorded $0.8 million and $1.6 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and six months ended June 30, 2017, we recorded $0.8 million and $1.5 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Term Loans. As of June 30, 2018, Carlyle held $47.9 million of our Tranche C Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and six months ended June 30, 2018 and 2017.

Contractual Obligations

There have been no material changes to our Contractual Obligations disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 6, Debt and Credit Facilities, for a discussion on debt related transactions during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our New Credit Facilities. Our New Credit Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the New Credit Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 0.00% as of June 30, 2018. Interest rate changes therefore generally do not affect the fair value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2018, a one-eighth percent change in assumed interest rates on our New Credit Facilities would result in $2.4 million of additional interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2018 would have increased or decreased our revenues and net loss by approximately $6.7 million and $0.7 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. Based on the evaluation, as of June 30, 2018, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 6. EXHIBITS

Exhibit No.	Description
#10.1	Amendment, dated as of April 1, 2018, to the Employment Agreement, dated as of March 19, 2015 among Syniverse Corporation and Robert F. Reich (1)
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Syniverse Holdings, Inc. on May 9, 2018.

*	Filed herewith

**	Furnished herewith
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Date: August 13, 2018