Form 10-Q
period 2018-09-30
SYNIVERSE HOLDINGS INC
filed 2018-11-07
CIK 1169264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The number of shares of common stock of the registrant outstanding at November 2, 2018 was 1,000.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,684	$127,677
Accounts receivable, net of allowances of $16,693 and $16,486, respectively	168,331	168,149
Income taxes receivable	4,645	4,134
Prepaid and other current assets	30,607	23,204
Total current assets	279,267	323,164
Property and equipment, net	84,429	93,203
Capitalized software, net	91,018	102,454
Goodwill	2,301,320	2,314,281
Identifiable intangibles, net	215,981	258,986
Deferred tax assets	3,242	3,608
Investment in unconsolidated subsidiaries	45,259	47,258
Other assets	16,901	4,972
Total assets	$3,037,417	$3,147,926
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$39,225	$20,837
Income taxes payable	2,370	4,784
Accrued liabilities	83,401	89,249
Deferred revenues	8,282	5,997
Current portion of capital lease obligation	5,310	6,410
Current portion of long-term debt, net of original issue discount and deferred financing costs	58,315	2,595
Total current liabilities	196,903	129,872
Long-term liabilities:
Deferred tax liabilities	75,724	73,793
Deferred revenues	1,908	2,096
Long-term capital lease obligation, less current portion	1,350	4,340
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,857,550	1,940,613
Other long-term liabilities	38,512	36,805
Total liabilities	2,171,947	2,187,519
Commitments and contingencies (Note 10)
Stockholder equity:
Common stock $0.01 par value; one thousand shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,284,372	1,275,944
Accumulated deficit	(345,031)	(261,615)
Accumulated other comprehensive loss	(79,677)	(63,226)
Total Syniverse Holdings, Inc. stockholder equity	859,664	951,103
Noncontrolling interest	5,806	9,304
Total equity	865,470	960,407
Total liabilities and stockholder equity	$3,037,417	$3,147,926

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues	$202,700	$207,009	$582,199	$587,364
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	90,580	90,483	259,531	265,010
Sales and marketing	18,073	17,295	54,090	54,059
General and administrative	26,389	24,638	85,370	71,876
Depreciation and amortization	37,197	49,834	115,114	145,271
Employee termination benefits	415	457	5,735	609
Restructuring charges	8,294	1,097	8,510	5,126
	180,948	183,804	528,350	541,951
Operating income	21,752	23,205	53,849	45,413
Other income (expense), net:
Interest expense, net	(40,855)	(30,959)	(122,348)	(101,041)
(Loss) gain on early extinguishment of debt, net	—	(56)	(4,868)	306
Equity loss in investees	(1,020)	(125)	(1,848)	(639)
Other, net	1,124	(896)	1,876	(2,137)
	(40,751)	(32,036)	(127,188)	(103,511)
Loss before (benefit from) provision for income taxes	(18,999)	(8,831)	(73,339)	(58,098)
(Benefit from) provision for income taxes	(229)	16,125	7,485	6,493
Net loss	(18,770)	(24,956)	(80,824)	(64,591)
Net income attributable to noncontrolling interest	190	809	460	2,199
Net loss attributable to Syniverse Holdings, Inc.	$(18,960)	$(25,765)	$(81,284)	$(66,790)

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Net loss	$(18,770)	$(24,956)	$(80,824)	$(64,591)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(5,073)	12,716	(21,085)	48,783
Changes related to cash flow derivative hedges	4,112	—	4,112	—
Amortization of unrecognized loss included in net periodic pension cost (1)	49	62	152	177
Other comprehensive (loss) income	(912)	12,778	(16,821)	48,960
Comprehensive loss	(19,682)	(12,178)	(97,645)	(15,631)
Less: comprehensive income attributable to noncontrolling interest	43	720	90	2,347
Comprehensive loss attributable to Syniverse Holdings, Inc.	$(19,725)	$(12,898)	$(97,735)	$(17,978)

(1)
Amortization of unrecognized loss included in net periodic pension cost is shown net of income tax expense of $22 and $67 for the three and nine months ended September 30, 2018, respectively, and net of income tax expense of $28 and $79 for the three and nine months ended September 30, 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
(IN THOUSANDS)

	Stockholder of Syniverse Holdings, Inc.
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Nonredeemable Noncontrolling Interest	Total
Balance, December 31, 2016	1	$—	$1,265,752	$(237,021)	$(120,042)	$7,513	$916,202
Net (loss) income	—	—	—	(66,790)	—	2,199	(64,591)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	48,635	148	48,783
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $79	—	—	—	—	177	—	177
Stock-based compensation	—	—	11,209	—	—	—	11,209
Distribution to noncontrolling interest	—	—	—	—	—	(2,311)	(2,311)
Distribution to Syniverse Corporation	—	—	(3,079)	—	—	—	(3,079)
Balance, September 30, 2017 (Unaudited)	1	$—	$1,273,882	$(303,811)	$(71,230)	$7,549	$906,390

Balance, December 31, 2017	1	$—	$1,275,944	$(261,615)	$(63,226)	$9,304	$960,407
Cumulative effect of accounting change, net of tax of $36	—	—	—	(2,132)	—	—	(2,132)
Net (loss) income	—	—	—	(81,284)	—	460	(80,824)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(20,715)	(370)	(21,085)
Changes related to cash flow derivative hedges	—	—	—	—	4,112	—	4,112
Amortization of unrecognized loss included in net periodic pension cost, net of tax expense of $67	—	—	—	—	152	—	152
Stock-based compensation	—	—	12,417	—	—	—	12,417
Distribution to noncontrolling interest	—	—	—	—	—	(3,588)	(3,588)
Distribution to Syniverse Corporation	—	—	(3,989)	—	—	—	(3,989)
Balance, September 30, 2018 (Unaudited)	1	$—	$1,284,372	$(345,031)	$(79,677)	$5,806	$865,470

See accompanying notes to unaudited condensed consolidated financial statements.

SYNIVERSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(80,824)	$(64,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,114	145,271
Amortization of original issue discount and deferred financing costs	6,728	9,859
Allowance for credit memos and uncollectible accounts	8,906	8,837
Deferred income tax expense	3,032	5,648
Debt modification costs	9,646	9,780
Loss (gain) on early extinguishment of debt, net	4,868	(306)
Stock-based compensation	12,417	11,209
Other, net	2,958	1,328
Changes in operating assets and liabilities:
Accounts receivable	(10,218)	(11,336)
Income taxes receivable or payable	(3,529)	(2,001)
Prepaid and other current assets	(10,220)	(3,679)
Accounts payable	18,563	(4,539)
Accrued liabilities and deferred revenues	(10,735)	(22,045)
Other assets and other long-term liabilities	(5,534)	3,043
Net cash provided by operating activities	61,172	86,478
Cash flows from investing activities
Capital expenditures	(46,648)	(50,167)
Net cash used in investing activities	(46,648)	(50,167)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,922,000	—
Principal payments on long-term debt	(1,930,510)	(25,032)
Debt issuance costs paid	—	(1,143)
Debt modification costs paid	(40,446)	(9,768)
Payments on capital lease and financing obligations	(6,859)	(14,464)
Distribution to Syniverse Corporation	(3,989)	(3,079)
Distribution to noncontrolling interest	(3,588)	(2,311)
Net cash used in financing activities	(63,392)	(55,797)
Effect of exchange rate changes on cash	(2,834)	4,050
Net decrease in cash, cash equivalents and restricted cash	(51,702)	(15,436)
Cash, cash equivalents and restricted cash at beginning of period	128,677	137,690
Cash, cash equivalents and restricted cash at end of period	$76,975	$122,254

Supplemental noncash investing and financing activities
Assets acquired under capital lease and non-cash financing obligations	$9,229	$5,929
Supplemental cash flow information
Interest paid	$115,516	$92,516
Income taxes paid	$7,900	$2,809

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

In May 2016, we acquired a noncontrolling interest in Vibes Media LLC (“Vibes”) for $45 million. The investment consisted of $40 million in cash and common shares of Syniverse Corporation valued at $5 million. The carrying amount of the investment in the equity method investee as of September 30, 2018 and December 31, 2017 was $40.9 million and $42.7 million, respectively, and is included in Investment in unconsolidated subsidiaries in the unaudited condensed consolidated balance sheets. In addition to our investment in Vibes, Syniverse and Vibes have partnered to distribute Vibes’ cloud-based mobile marketing software platform. Expenses incurred from commercial transactions with Vibes, which is a related party to the Company, were $2.9 million and $8.6 million during the three and nine months ended September 30, 2018, respectively, and $2.2 million and $3.2 million during the three and nine months ended September 30, 2017, respectively.

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

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $281.8 million and $372.3 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash in our condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(in thousands)	(Unaudited)		(Unaudited)
Cash and cash equivalents	$75,684	$127,677	$121,267	$136,174
Restricted cash included in prepaid and other current assets	596	413	400	1,121
Restricted cash included in other assets	695	587	587	395
Total cash, cash equivalents and restricted cash	$76,975	$128,677	$122,254	$137,690

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

When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is commonly referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test. If based on this assessment an impairment exits, a charge is recorded for the excess of the reporting unit’s carrying amount over its fair value in the condensed consolidated statement of operations. We did not record any impairment loss on goodwill for the year ended December 31, 2017. In the future, our reporting unit may be at risk of impairment due to lower operating results caused by declines in our CDMA portfolio. In addition, pricing pressure across many of our services and other market factors can result in the loss of any of our major customers or any services provided to these customers which would negatively impact our business. Any non-renewal of contracts with these customers could materially reduce our revenues. We continue to monitor goodwill for potential impairment and will perform impairment testing as part of our annual goodwill assessment. A goodwill impairment charge would not affect our adjusted EBITDA or free cash flows.

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

Foreign Currencies

We have operations in subsidiaries in Europe (primarily the United Kingdom, Germany and Luxembourg), India, the Asia-Pacific region and Latin America, each of whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the relevant functional currencies are included in Other, net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we recorded foreign currency transaction gains of $1.2 million and $2.7 million, respectively. For the three and nine months ended September 30, 2017, we recorded foreign currency transaction losses of $0.8 million and $1.9 million, respectively.

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

In January 2016, the FASB issued ASU 2016-01, Financial instruments - Overall, which is included in ASC Topic 825. ASU 2016-01 will enhance certain aspects of the recognition, measurement, presentation and disclosure requirements for financial instruments. The amendments in this update make targeted improvements to GAAP by requiring equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. We adopted this update on July 1, 2018. The adoption of this update had no impact on our condensed consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging, which is included in ASC Topic 815. ASU 2017-12 was issued to simplify and align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. We will perform a quantitative assessment of the hedge effectiveness at inception, if the derivative is highly effective, and the facts and circumstances do not change, we will use a qualitative approach on an ongoing basis to assess the effectiveness. The earnings effect of the hedging instrument will be reported in the same period and in the same income statement line item in which the earnings effect of the hedged item is reported. We early adopted this update as of July 1, 2018 prior to entering into our interest rate swap agreements. Refer to Note 11 for more details. The impact of this adoption was not material to our condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which is included in ASC Subtopic 350-40. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Additionally, the amendments in this update improve current GAAP by clarifying the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software.

The update is effective for the Company beginning January 1, 2020 and earlier adoption is permitted. We are currently assessing the impact of implementing this guidance on our condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is included in ASC Topic 820. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The update is effective for the Company beginning January 1, 2020 and earlier adoption is permitted for removal and modification of disclosures. We are currently assessing the impact of implementing this guidance. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of operations and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The update is effective for the Company beginning January 1, 2019 and can be applied retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

Syniverse’s lease portfolio is primarily comprised of office space, data centers and equipment. We will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment, if any, to the opening balance of retained earnings at January 1, 2019. Although we have not completed our evaluation, or quantified its impact, we expect the adoption of this guidance to have a significant impact on our consolidated balance sheet due to the recognition of the right of use asset and liability for our operating leases. We expect to apply the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. We also expect to make an accounting policy election to keep leases with a term of 12 months or less off the balance sheet. We are in the process of evaluating our processes and internal controls to meet the accounting, reporting and disclosure requirements for the prospective accounting requirements of the guidance.

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

We recorded a reduction to opening retained earnings at January 1, 2018 of $2.1 million, net of tax, for the cumulative effect of adopting ASC Topic 606, with the impact primarily related to deferring revenue associated with significant implementation and development services that are highly interrelated with the ongoing services we provide our customers. The impact to revenues as a result of applying ASC Topic 606 was not material for the three and nine months ended September 30, 2018.

Revenue Recognition

Revenues by service offerings were as follows:

	Three Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
Mobile Transaction Services	$147,803	$164,646
Enterprise & Intelligence Solutions	54,897	42,363
Revenues	$202,700	$207,009

	Nine Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
Mobile Transaction Services	$439,229	$471,196
Enterprise & Intelligence Solutions	142,970	116,168
Revenues	$582,199	$587,364

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
North America	$128,209	$120,593
Europe, Middle East and Africa	33,089	38,594
Asia Pacific	28,337	31,249
Caribbean and Latin America	13,065	16,573
Revenues	$202,700	$207,009

	Nine Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
North America	$355,470	$347,386
Europe, Middle East and Africa	98,057	105,545
Asia Pacific	87,919	90,643
Caribbean and Latin America	40,753	43,790
Revenues	$582,199	$587,364

We record deferred revenues when cash payment is received or we have an unconditional right to payment in advance of revenue recognition. The increase in deferred revenues for the nine months ended September 30, 2018 is primarily driven by the adoption of ASC Topic 606 and payments received or due in advance of revenue recognition, offset by $9.7 million of revenues recognized, of which $6.6 million were included in the deferred revenue balance on January 1, 2018.

We generally enter into multi-year non-cancelable contracts with our customers. The transaction price of each contract includes the amount to which we expect to be entitled which is comprised of fixed consideration, variable consideration or a combination of both. As of September 30, 2018, there was an aggregate amount of $327.0 million of revenue under these contracts to which we will be entitled upon providing services in the future. We expect to recognize revenue of approximately $92.0 million during the remainder of 2018, $158.2 million in 2019, $48.6 million in 2020 and $28.2 million thereafter under these contracts. These estimated amounts relate to the fixed consideration within the contracts and do not contain variable consideration under existing contracts related to transaction-based fee revenue. Given the transaction-based nature of our revenue, variable consideration has historically been a significant portion of the revenue recognized during each period which we expect to continue in the future. The uncertainty related to the variable consideration is resolved on a monthly basis as the Company satisfies its obligation to perform services each month.

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

5. Detail of Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Accrued payroll and related benefits	$28,229	$28,043
Accrued interest	8,280	18,017
Accrued network payables	21,305	21,999
Accrued revenue share expenses	2,885	2,228
Other accrued liabilities	22,702	18,962
Total accrued liabilities	$83,401	$89,249

6. Debt and Credit Facilities

Our total outstanding debt as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Credit Facilities:
Tranche C Term Loans, due March 2023	$1,693,490	$—
Original issue discount	(17,672)	—
Deferred financing costs	(16,060)	—
Second Lien Term Loans, due March 2024	220,000	—
Original issue discount	(3,386)	—
Deferred financing costs	(2,141)	—
Initial Term Loans, due 2019	—	889,976
Original issue discount	—	(2,607)
Deferred financing costs	—	(6,449)
Tranche B Term Loans, due 2019	—	662,396
Original issue discount	—	(809)
Deferred financing costs	—	(5,833)
Senior Notes:
Syniverse Notes, due January 2019	41,727	41,727
Deferred financing costs	(93)	(322)
SFHC Notes, due 2022	—	369,547
Deferred financing costs	—	(4,418)
Total Debt and Credit Facilities	1,915,865	1,943,208
Less: Current portion
Long-term debt, current portion	$(58,747)	$(2,622)
Original issue discount, current portion	178	7
Deferred financing costs, current portion	254	20
Current portion of long-term debt, net of original issue discount and deferred financing costs	$(58,315)	$(2,595)
Long-term debt, net of original issue discount and deferred financing costs	$1,857,550	$1,940,613

Amortization of original issue discount and deferred financing costs for the three and nine months ended September 30, 2018 was $1.9 million and $6.7 million, respectively. Amortization of original issue discount and deferred financing costs for the three and nine months ended September 30, 2017 was $3.4 million and $9.9 million, respectively. Amortization was related to our Senior Credit Facility (as defined below), First Lien and Second Lien credit facilities (as defined below) and our Senior Notes (as defined below) and were recorded in interest expense in the unaudited condensed consolidated statements of operations.

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

On April 14, 2017, we entered into an amendment to the Credit Agreement to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments, (ii) make certain modifications to the financial maintenance covenant, and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%. In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million.

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

In connection with the 2018 Refinancing, we incurred debt modification costs of $9.6 million which was recorded in interest expense and loss on early extinguishment of debt, net, of $4.9 million for the period ended September 30, 2018 in the unaudited condensed consolidated statements of operations. We also recorded $23.2 million of original issue discount and $21.2 million of deferred financing costs to be amortized through interest expense over the life of the New Credit Facilities using the effective interest method.

As of September 30, 2018, there were no amounts outstanding under the New Extended Revolving Credit Facility.

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

On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. Following the Exchange Offer, $105.5 million aggregate principal amount of the Syniverse Notes were outstanding. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes at 100%. Following these transactions, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at September 30, 2018.

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

Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
Cost of operations	$132	$195
Sales and marketing	970	850
General and administrative	2,975	2,518
Stock-based compensation	$4,077	$3,563

	Nine Months Ended September 30,
	2018	2017
(in thousands)	(Unaudited)
Cost of operations	$564	$615
Sales and marketing	2,274	2,353
General and administrative	9,579	8,241
Stock-based compensation	$12,417	$11,209

The following table summarizes our stock option activity under the 2011 Plan for the nine months ended September 30, 2018:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	8,249,251	$10.79
Granted	3,905,001	12.68
Canceled or expired	(1,393,250)	10.80
Outstanding at September 30, 2018	10,761,002	$11.43

The fair value of options granted during the nine months ended September 30, 2018 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.5%
Volatility factor	27.1%
Dividend yield	—%
Weighted average expected life of options (in years)	5.7

Restricted stock is issued and measured at fair value on the date of grant. The following table summarizes our restricted stock activity under the 2011 Plan for the nine months ended September 30, 2018:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,617,759	$10.27
Granted	1,905,259	10.00
Vested	(781,250)	10.52
Forfeited	(151,250)	10.18
Outstanding at September 30, 2018	2,590,518	$10.00

8. Employee Termination Benefits and Restructuring

The following table summarizes the activity in our employee termination benefit liabilities for the nine months ended September 30, 2018:

(in thousands)	December 31, 2017	Additions	Payments	Adjustments	September 30, 2018
Employee termination benefits	$1,234	5,735	(4,362)	(58)	$2,549

Employee termination benefits represents non-retirement post-employment benefit costs including severance benefits and other employee related costs that are unrelated to a restructuring plan.

The following table summarizes the activity in our restructuring liabilities for the nine months ended September 30, 2018:

(in thousands)	December 31, 2017	Additions	Payments	Adjustments	September 30, 2018
2018 Plan	$—	8,293	—	—	$8,293
December 2016 Plan	$937	40	(975)	(1)	$1
March 2016 Plan	$1,579	177	(1,756)	—	$—
October 2014 Plan	$275	—	(235)	15	$55
Total	$2,791	$8,510	$(2,966)	$14	$8,349

In 2018, we recorded severance costs related to a restructuring plan (the “2018 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we recorded severance related costs of $8.3 million.

In December 2016, we implemented a restructuring plan (the “December 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio. As a result of this plan, we incurred severance related costs of $9.0 million. We have paid $9.1 million related to this plan as of September 30, 2018 and anticipate the remaining cash outlays to take place during 2018.

In March 2016, we implemented a restructuring plan (the “March 2016 restructuring plan”) to realign costs and expenses with revenue trends across our portfolio, reducing costs associated with certain of our legacy products and services to provide for increased investment in our growth businesses. As a result of this plan, we incurred severance related costs of $14.4 million and contract termination costs of $9.2 million related to the exit of data center leases. We have paid $23.5 million related to this plan as of September 30, 2018 and anticipate the remaining cash outlays to take place during 2018.

9. Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rate for the three and nine months ended September 30, 2018, was a benefit of 1.2% and a provision of (10.2)%, respectively. The effective tax rate for the three and nine months ended September 30, 2017, was a provision of (182.6)% and (11.2)%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

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

10. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows. As of September 30, 2018, we have considered all of the claims and disputes of which we are aware and have provided for probable losses, which are not material to the unaudited condensed consolidated financial statements.

11. Fair Value Measurements and Derivative Instruments

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

Transfers between levels are determined at the end of the reporting period. No transfers between levels have been recognized for the nine months ended September 30, 2018 and 2017.

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

The fair values of our long-term debt, which is not measured at fair value in our financial statements, were based upon quoted market prices in inactive markets for similar instruments (Level 2). The principal amount and fair value of our long-term debt, as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)	(Unaudited)
Tranche C Term Loans	$1,693,490	$1,700,899	$—	$—
Second Lien Term Loans	$220,000	$215,600	$—	$—
Syniverse Notes	$41,727	$41,310	$41,727	$41,414
Initial Term Loans	$—	$—	$889,976	$874,401
Tranche B Term Loans	$—	$—	$662,396	$650,804
SFHC Notes	$—	$—	$369,547	$378,786

The fair values of our interest rate swaps have been categorized based upon the fair value hierarchy. The following table presents the line item captions and information about our derivative instruments recorded at fair value on a recurring basis:

	Fair Value Measurements Level 2(1)
	Location	September 30, 2018	December 31, 2017
(in thousands)		(Unaudited)
Assets:
Interest Rate Swaps	Other assets	$6,748	$—
		$6,748	$—
Liabilities:
Interest Rate Swaps	Accrued liabilities	$2,636	$—
		$2,636	$—

(1)
Fair value is derived using valuation models that take into account the contract terms, such as maturity, as well as other inputs, such as interest rate yield curves. In addition, the derivative instrument fair values take into account the creditworthiness of the counterparty and the Company.

The credit risk associated with counterparty nonperformance for our derivative instruments is not considered significant as we primarily conduct business with large, well-established financial institutions. We do not anticipate nonperformance by any of the counterparties.

Derivative Instruments

Interest Rate Risk

The risk associated with our exposure to changes in interest rates relates to our long-term debt obligations and the potential increase in interest payments resulting from an increase in floating rates. We use interest rate swap agreements to reduce our exposure to interest rate movements by effectively converting a portion of our floating-rate debt to a fixed-rate basis. As of September 30, 2018, interest on approximately 62.7% of our long-term debt was effectively capped. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the notional amount, term and conditions of the derivative instruments with the underlying risk being hedged.

Interest Rate Swaps

During the quarter ended September 30, 2018, we entered into three interest rate swaps with a total notional amount of $1.2 billion to manage our exposure to variable rates on our Tranche C terms loans. Our interest rate swaps are recorded on the consolidated balance sheet at their fair value and are designated as cash flow hedges. At inception of the hedge relationship, a derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability is designated as a cash flow hedge. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss (AOCI) until the underlying hedged transactions are recognized in earnings.

At inception, we assessed whether the derivatives used in hedging transactions were “highly effective” in offsetting changes in the cash flow of the hedged items. We assessed hedge effectiveness using a regression analysis over an observation period of three years for each hedge relationship under our interest rate swap program. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. Cash flows from derivative instruments that are designated as cash flow hedges are classified in the same category as the cash flows from the underlying hedged items.

As of September 30, 2018, we maintained interest rate swap agreements with the following terms:

Hedged Item	Swap Notional(1)	Swap Maturity	Long-Term Debt Floating Rate	Swap Fixed Rate
Tranche C Term Loans	$1,200,000,000	August 2022	1-Month LIBOR (1.0% Floor)	2.83%

(1)	We have three interest rate swap agreements with notional amounts of $600.0 million, $400.0 million and $200.0 million for a total notional of $1.2 billion.

We have master International Swaps and Derivatives Association (“ISDA”) agreements in place with our derivative instrument counterparties. These ISDA agreements provide for final close out netting with our counterparties for all positions in the case of default or termination of the ISDA agreement. We have determined that our ISDA agreements provide us with rights of setoff on the fair value of derivative instruments in a gain position and those in a loss position with the same counterparty. As of September 30, 2018, we have elected not to offset such derivative instrument fair values in our consolidated balance sheets which nets to a $4.1 million interest rate swap asset.

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on accumulated other comprehensive income was as follows:

	Gain (Loss) Recognized in AOCI				Location	Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017		2018	2017	2018	2017
(in thousands)	(Unaudited)					(Unaudited)
Interest rate swaps	$3,346	$—	$3,346	$—	Interest expense, net	$766	$—	$766	$—
	$3,346	$—	$3,346	$—		$766	$—	$766	$—

Credit Related Contingent Features

We have agreements with each of our derivative counterparties that contain provisions where a failure by any of the parties to comply with or perform any of the obligations to be complied with or performed in accordance with the master agreements, if such failure is continuing after any applicable grace period has elapsed, then the party could be declared in default on its derivative obligations. Our interest rate swaps do not require us to post collateral.

12. Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2018, we recorded $0.8 million and $2.4 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2017, we recorded $0.8 million and $2.4 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Term Loans. As of September 30, 2018, Carlyle held $52.7 million of our Tranche C Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and nine months ended September 30, 2018 and 2017.

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

CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,582	$31,102	$—	$75,684
Accounts receivable, net of allowances	—	128,377	39,954	—	168,331
Accounts receivable - affiliates	1,998,845	1,829,870	99,193	(3,927,908)	—
Income taxes receivable	—	282	4,363	—	4,645
Prepaid and other current assets	240	20,907	9,460	—	30,607
Total current assets	1,999,085	2,024,018	184,072	(3,927,908)	279,267
Property and equipment, net	—	63,268	21,161	—	84,429
Capitalized software, net	—	72,911	18,107	—	91,018
Goodwill	—	1,924,005	377,315	—	2,301,320
Identifiable intangibles, net	—	185,679	30,302	—	215,981
Deferred tax assets	—	—	3,242	—	3,242
Investment in unconsolidated subsidiaries	—	40,852	4,407	—	45,259
Other assets	7,514	5,617	3,770	—	16,901
Investment in subsidiaries	2,493,664	501,964	—	(2,995,628)	—
Total assets	$4,500,263	$4,818,314	$642,376	$(6,923,536)	$3,037,417

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$27,898	$11,327	$—	$39,225
Accounts payable - affiliates	1,735,665	2,144,876	47,367	(3,927,908)	—
Income taxes payable	—	818	1,552	—	2,370
Accrued liabilities	10,818	40,003	32,580	—	83,401
Deferred revenues	—	5,838	2,444	—	8,282
Current portion of capital lease obligation	—	4,442	868	—	5,310
Current portion of long-term debt, net of original issue discount and deferred financing costs	58,315	—	—	—	58,315
Total current liabilities	1,804,798	2,223,875	96,138	(3,927,908)	196,903
Long-term liabilities:
Deferred tax liabilities	(21,749)	86,119	11,354	—	75,724
Deferred revenues	—	1,205	703	—	1,908
Long-term capital lease obligation, net of current portion	—	1,288	62	—	1,350
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,857,550	—	—	—	1,857,550
Other long-term liabilities	—	12,163	26,349	—	38,512
Total liabilities	3,640,599	2,324,650	134,606	(3,927,908)	2,171,947
Commitments and contingencies:
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,207,531	2,243,496	752,265	(2,918,920)	1,284,372
(Accumulated deficit) retained earnings	(344,137)	251,309	(174,372)	(77,831)	(345,031)
Accumulated other comprehensive (loss) income	(3,730)	(1,141)	(75,929)	1,123	(79,677)
Total Syniverse, Inc. stockholder equity	859,664	2,493,664	501,964	(2,995,628)	859,664
Noncontrolling interest	—	—	5,806	—	5,806
Total equity	859,664	2,493,664	507,770	(2,995,628)	865,470
Total liabilities and stockholder equity	$4,500,263	$4,818,314	$642,376	$(6,923,536)	$3,037,417

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$163,224	$39,476	$—	$202,700
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	82,277	8,303	—	90,580
Sales and marketing	—	12,641	5,432	—	18,073
General and administrative	—	18,212	8,177	—	26,389
Depreciation and amortization	—	28,435	8,762	—	37,197
Employee termination benefits	—	277	138	—	415
Restructuring	—	—	8,294	—	8,294
	—	141,842	39,106	—	180,948
Operating income	—	21,382	370	—	21,752
Other income (expense), net:
Income (loss) from equity investment	19,488	1,366	—	(20,854)	—
Interest expense, net	(40,763)	(77)	(15)	—	(40,855)
Equity (loss) income in investee	—	(895)	(125)	—	(1,020)
Other, net	2,315	(1,565)	374	—	1,124
	(18,960)	(1,171)	234	(20,854)	(40,751)
(Loss) income before (benefit from) provision for income taxes	(18,960)	20,211	604	(20,854)	(18,999)
Provision for income taxes	—	723	(952)	—	(229)
Net (loss) income	(18,960)	19,488	1,556	(20,854)	(18,770)
Net loss attributable to noncontrolling interest	—	—	190	—	190
Net (loss) income attributable to Syniverse, Inc.	$(18,960)	$19,488	$1,366	$(20,854)	$(18,960)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(18,960)	$19,488	$1,556	$(20,854)	$(18,770)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,073)	—	(5,073)
Changes related to cash flow derivative hedges	4,112	—	—	—	4,112
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $22	—	—	49	—	49
Other comprehensive loss	4,112	—	(5,024)	—	(912)
Comprehensive (loss) income	(14,848)	19,488	(3,468)	(20,854)	(19,682)
Less: comprehensive income attributable to noncontrolling interest	—	—	43	—	43
Comprehensive (loss) income attributable to Syniverse, Inc.	$(14,848)	$19,488	$(3,511)	$(20,854)	$(19,725)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$463,299	$118,900	$—	$582,199
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	237,089	22,442	—	259,531
Sales and marketing	—	37,272	16,818	—	54,090
General and administrative	—	59,102	26,268	—	85,370
Depreciation and amortization	—	88,162	26,952	—	115,114
Employee termination benefits	—	3,721	2,014	—	5,735
Restructuring	—	180	8,330	—	8,510
	—	425,526	102,824	—	528,350
Operating income	—	37,773	16,076	—	53,849
Other income (expense), net:
Income (loss) from equity investment	17,444	7,310	—	(24,754)	—
Interest expense, net	(115,141)	(337)	(6,870)	—	(122,348)
Loss on early extinguishment of debt, net	(3,910)	—	(958)	—	(4,868)
Equity (loss) income in investee	—	(1,825)	(23)	—	(1,848)
Other, net	20,323	(19,859)	1,412	—	1,876
	(81,284)	(14,711)	(6,439)	(24,754)	(127,188)
(Loss) income before (benefit from) provision for income taxes	(81,284)	23,062	9,637	(24,754)	(73,339)
Provision for income taxes	—	5,618	1,867	—	7,485
Net (loss) income	(81,284)	17,444	7,770	(24,754)	(80,824)
Net income attributable to nonredeemable noncontrolling interest	—	—	460	—	460
Net (loss) income attributable to Syniverse, Inc.	$(81,284)	$17,444	$7,310	$(24,754)	$(81,284)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(81,284)	$17,444	$7,770	$(24,754)	$(80,824)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(21,085)	—	(21,085)
Changes related to cash flow derivative hedges	4,112	—	—	—	4,112
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $67	—	—	152	—	152
Other comprehensive loss	4,112	—	(20,933)	—	(16,821)
Comprehensive (loss) income	(77,172)	17,444	(13,163)	(24,754)	(97,645)
Less: comprehensive income attributable to nonredeemable noncontrolling interest	—	—	90	—	90
Comprehensive (loss) income attributable to Syniverse, Inc.	$(77,172)	$17,444	$(13,253)	$(24,754)	$(97,735)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$12,499	$74,980	$(26,307)	$—	$61,172
Cash flows from investing activities
Capital expenditures	—	(36,589)	(10,059)	—	(46,648)
Net cash used in investing activities	—	(36,589)	(10,059)	—	(46,648)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,922,000	—	—	—	1,922,000
Principal payments on long-term debt	(1,930,510)	—	—	—	(1,930,510)
Debt modification costs paid	—	(40,446)	—	—	(40,446)
Payments on capital lease obligation	—	(6,341)	(518)	—	(6,859)
Distribution to Syniverse Corporation	(3,989)	—	—	—	(3,989)
Distribution to noncontrolling interest	—	—	(3,588)	—	(3,588)
Net cash used in financing activities	(12,499)	(46,787)	(4,106)	—	(63,392)
Effect of exchange rate changes on cash	—	—	(2,834)	—	(2,834)
Net decrease in cash, cash equivalents and restricted cash	—	(8,396)	(43,306)	—	(51,702)
Cash, cash equivalents and restricted cash at beginning of period	—	53,709	74,968	—	128,677
Cash, cash equivalents and restricted cash at end of period	$—	$45,313	$31,662	$—	$76,975

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,243	$74,434	$—	$127,677
Accounts receivable, net of allowances	—	120,369	47,780	—	168,149
Accounts receivable - affiliates	2,071,648	1,716,547	57,954	(3,846,149)	—
Income taxes receivable	—	231	3,903	—	4,134
Prepaid and other current assets	686	13,856	8,662	—	23,204
Total current assets	2,072,334	1,904,246	192,733	(3,846,149)	323,164
Property and equipment, net	—	70,355	22,848	—	93,203
Capitalized software, net	—	78,212	24,242	—	102,454
Goodwill	—	1,922,230	392,051	—	2,314,281
Identifiable intangibles, net	—	218,332	40,654	—	258,986
Deferred tax assets	21,749	—	3,608	(21,749)	3,608
Investment in unconsolidated subsidiaries	—	42,676	4,582	—	47,258
Other assets	29	2,719	2,224	—	4,972
Investment in subsidiaries	2,152,970	178,693	—	(2,331,663)	—
Total assets	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$—	$14,834	$6,003	$—	$20,837
Accounts payable - affiliates	1,715,046	2,094,598	36,504	(3,846,148)	—
Income taxes payable	—	242	4,542	—	4,784
Accrued liabilities	2,853	43,484	42,912	—	89,249
Deferred revenues	—	3,975	2,022	—	5,997
Current portion of capital lease obligation	—	6,311	99	—	6,410
Current portion of long-term debt, net of original issue discount and deferred financing costs	2,595	—	—	—	2,595
Total current liabilities	1,720,494	2,163,444	92,082	(3,846,148)	129,872
Long-term liabilities:
Deferred tax liabilities	—	84,186	11,356	(21,749)	73,793
Deferred revenues	—	1,852	244	—	2,096
Long-term capital lease obligation, net of current portion	—	4,229	111	—	4,340
Long-term debt, net of current portion, original issue discount and deferred financing costs	1,575,484	—	365,129	—	1,940,613
Other long-term liabilities	—	10,782	26,023	—	36,805
Total liabilities	3,295,978	2,264,493	494,945	(3,867,897)	2,187,519
Commitments and contingencies
Stockholder equity:
Common stock	—	—	—	—	—
Additional paid-in capital	1,214,927	1,919,497	368,464	(2,226,944)	1,275,944
(Accumulated deficit) retained earnings	(262,853)	232,940	(125,858)	(105,844)	(261,615)
Accumulated other comprehensive (loss) income	(970)	533	(63,913)	1,124	(63,226)
Total Syniverse, Inc. stockholder equity	951,104	2,152,970	178,693	(2,331,664)	951,103
Noncontrolling interest	—	—	9,304	—	9,304
Total equity	951,104	2,152,970	187,997	(2,331,664)	960,407
Total liabilities and stockholder equity	$4,247,082	$4,417,463	$682,942	$(6,199,561)	$3,147,926

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$154,687	$52,322	$—	$207,009
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	79,574	10,909	—	90,483
Sales and marketing	—	11,258	6,037	—	17,295
General and administrative	—	15,601	9,037	—	24,638
Depreciation and amortization	—	40,204	9,630	—	49,834
Employee termination benefits	—	161	296	—	457
Restructuring	—	1,073	24	—	1,097
	—	147,871	35,933	—	183,804
Operating income	—	6,816	16,389	—	23,205
Other income (expense), net:
Income (loss) from equity investment	55,465	29,380	—	(84,845)	—
Interest expense, net	(22,255)	(144)	(8,560)	—	(30,959)
Gain on early extinguishment of debt, net	(56)	—	—	—	(56)
Equity (loss) income in investee	—	(172)	47	—	(125)
Other, net	(21,384)	20,797	(309)	—	(896)
	11,770	49,861	(8,822)	(84,845)	(32,036)
Income (loss) before provision for (benefit from) income taxes	11,770	56,677	7,567	(84,845)	(8,831)
Provision for (benefit from) income taxes	37,535	1,212	(22,622)	—	16,125
Net (loss) income	(25,765)	55,465	30,189	(84,845)	(24,956)
Net income attributable to noncontrolling interest	—	—	809	—	809
Net (loss) income attributable to Syniverse, Inc.	$(25,765)	$55,465	$29,380	$(84,845)	$(25,765)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(25,765)	$55,465	$30,189	$(84,845)	$(24,956)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	12,716	—	12,716
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $28	—	—	62	—	62
Other comprehensive income	—	—	12,778	—	12,778
Comprehensive (loss) income	(25,765)	55,465	42,967	(84,845)	(12,178)
Less: comprehensive income attributable to noncontrolling interest	—	—	720	—	720
Comprehensive (loss) income attributable to Syniverse, Inc.	$(25,765)	$55,465	$42,247	$(84,845)	$(12,898)

CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Revenues	$—	$450,923	$136,441	$—	$587,364
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	—	241,181	23,829	—	265,010
Sales and marketing	—	36,837	17,222	—	54,059
General and administrative	—	48,522	23,354	—	71,876
Depreciation and amortization	—	118,430	26,841	—	145,271
Employee termination benefits	—	130	479	—	609
Restructuring	—	4,891	235	—	5,126
	—	449,991	91,960	—	541,951
Operating income	—	932	44,481	—	45,413
Other income (expense), net:
Income (loss) from equity investment	93,036	19,615	—	(112,651)	—
Interest expense, net	(66,109)	(485)	(34,447)	—	(101,041)
Interest income (expense) - affiliate, net	—	10	(10)	—	—
Gain on early extinguishment of debt, net	306	—	—	—	306
Equity (loss) income in investee	—	(804)	165	—	(639)
Other, net	(73,432)	72,212	(917)	—	(2,137)
	(46,199)	90,548	(35,209)	(112,651)	(103,511)
(Loss) income before provision for (benefit from) income taxes	(46,199)	91,480	9,272	(112,651)	(58,098)
Provision for (benefit from) income taxes	20,591	(1,556)	(12,542)	—	6,493
Net (loss) income	(66,790)	93,036	21,814	(112,651)	(64,591)
Net income attributable to nonredeemable noncontrolling interest	—	—	2,199	—	2,199
Net (loss) income attributable to Syniverse, Inc.	$(66,790)	$93,036	$19,615	$(112,651)	$(66,790)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Net (loss) income	$(66,790)	$93,036	$21,814	$(112,651)	$(64,591)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	48,783	—	48,783
Amortization of unrecognized loss included in net periodic pension cost, net of income tax expense of $79	—	—	177	—	177
Other comprehensive income	—	—	48,960	—	48,960
Comprehensive (loss) income	(66,790)	93,036	70,774	(112,651)	(15,631)
Less: comprehensive income attributable to noncontrolling interest	—	—	2,347	—	2,347
Comprehensive (loss) income attributable to Syniverse, Inc.	$(66,790)	$93,036	$68,427	$(112,651)	$(17,978)

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN THOUSANDS)

	Syniverse	Subsidiary Guarantors	Subsidiary Non-Guarantors	Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$28,111	$15,194	$43,173	$—	$86,478
Cash flows from investing activities
Capital expenditures	—	(37,663)	(12,504)	—	(50,167)
Capital contribution to subsidiary	—	(453)	—	453	—
Return of capital from subsidiary	—	16,000	—	(16,000)	—
Receipts on intercompany notes	—	12,000	—	(12,000)	—
Net cash provided by (used in) investing activities	—	(10,116)	(12,504)	(27,547)	(50,167)
Cash flows from financing activities
Debt issuance costs paid	—	(1,143)	—	—	(1,143)
Debt modification costs paid	—	(9,768)	—	—	(9,768)
Principal payments on long-term debt	(25,032)	—	—	—	(25,032)
Payments on capital lease obligation	—	(14,404)	(60)	—	(14,464)
Contribution from parent	—	—	453	(453)	—
Dividends paid	—	—	(16,000)	16,000	—
Distribution to Syniverse Corporation	(3,079)	—	—	—	(3,079)
Distribution to noncontrolling interest	—	—	(2,311)	—	(2,311)
Payments on intercompany notes	—	—	(12,000)	12,000	—
Net cash (used in) provided by financing activities	(28,111)	(25,315)	(29,918)	27,547	(55,797)
Effect of exchange rate changes on cash	—	—	4,050	—	4,050
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(20,237)	4,801	—	(15,436)
Cash, cash equivalents and restricted cash at beginning of period	—	89,794	47,896	—	137,690
Cash, cash equivalents and restricted cash at end of period	$—	$69,557	$52,697	$—	$122,254

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

Executive Overview
Financial Highlights
Revenues decreased $4.3 million, or 2.1%, to $202.7 million for the three months ended September 30, 2018, from $207.0 million for the same period in 2017. Operating income decreased $1.5 million to $21.8 million for the three months ended September 30, 2018 from $23.2 million for the same period in 2017. Net loss decreased $6.2 million to $18.8 million for the three months ended September 30, 2018 from $25.0 million for the same period in 2017. Net loss for the three months ended September 30, 2018 includes a decrease of $16.4 million in the provision for income taxes. Adjusted EBITDA decreased $5.1 million, or 6.5%, to $74.2 million for the three months ended September 30, 2018 from $79.3 million for the same period in 2017. See “Non-GAAP Financial Measures” below for a reconciliation of Net loss to Adjusted EBITDA.

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

During the quarter ended September 30, 2018, we entered into three interest rate swaps with a total notional amount of $1.2 billion to manage our exposure to variable interest rates on our Tranche C terms loans. The interest rate swaps effectively cap interest on a portion of our floating rate debt obligations.

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

•	Employee termination benefits represents costs related to severance and other employee related costs that are unrelated to a restructuring plan.

•	Restructuring charges represents costs related to certain exit activities such as involuntary termination costs and contract termination costs.

Results of Operations - Three Months Ended September 30, 2018 and 2017

The following table presents an overview of our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Three Months Ended September 30,
		% of		% of	2018 compared to 2017
(in thousands)	2018	Revenues	2017	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$147,803	72.9%	$164,646	79.5%	$(16,843)	(10.2)%
Enterprise & Intelligence Solutions	54,897	27.1%	42,363	20.5%	12,534	29.6%
Revenues	202,700	100.0%	207,009	100.0%	(4,309)	(2.1)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	90,580	44.7%	90,483	43.7%	97	0.1%
Sales and marketing	18,073	8.9%	17,295	8.4%	778	4.5%
General and administrative	26,389	13.0%	24,638	11.9%	1,751	7.1%
Depreciation and amortization	37,197	18.4%	49,834	24.1%	(12,637)	(25.4)%
Employee termination benefits	415	0.2%	457	0.2%	(42)	(9.2)%
Restructuring charges	8,294	4.1%	1,097	0.5%	7,197	656.1%
	180,948	89.3%	183,804	88.8%	(2,856)	(1.6)%
Operating income	21,752	10.7%	23,205	11.2%	(1,453)	(6.3)%
Other income (expense), net:
Interest expense, net	(40,855)	(20.2)%	(30,959)	(15.0)%	(9,896)	32.0%
Loss on early extinguishment of debt, net	—	—%	(56)	—%	56	(100.0)%
Equity loss in investees	(1,020)	(0.5)%	(125)	(0.1)%	(895)	716.0%
Other, net	1,124	0.6%	(896)	(0.4)%	2,020	(225.4)%
	(40,751)	(20.1)%	(32,036)	(15.5)%	(8,715)	27.2%
Loss before (benefit from) provision for income taxes	(18,999)	(9.4)%	(8,831)	(4.3)%	(10,168)	115.1%
(Benefit from) provision for income taxes	(229)	(0.1)%	16,125	7.8%	(16,354)	(101.4)%
Net loss	$(18,770)	(9.3)%	$(24,956)	(12.1)%	$6,186	(24.8)%

Revenues

Revenues decreased $4.3 million, or 2.1%, to $202.7 million for the three months ended September 30, 2018 from $207.0 million for the same period in 2017.

Revenue from Mobile Transaction Services decreased $16.8 million, or 10.2%, to $147.8 million for the three months ended September 30, 2018 from $164.6 million for the same period in 2017. The decrease was primarily attributable to declines across our GSM and CDMA portfolios totaling $12.6 million, primarily related to pricing reductions in connection with GSM contract renewals and continued reductions in CDMA. We also experienced a decrease in messaging services revenue of $3.1 million as a result of volume declines in SMS traffic during the period. In addition, revenue from our number portability services was negatively impacted by $2.7 million as a result of an unexpected rate reduction effective February 1, 2018 that was mandated by the national regulatory authority for these services in India. These declines were partially offset by an increase in our MTS growth products primarily from growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as our messaging monetization services that were implemented during the quarter.

Revenue from Enterprise & Intelligence Solutions increased $12.5 million, or 29.6%, to $54.9 million for the three months ended September 30, 2018 from $42.4 million for the same period in 2017. The increase was primarily attributable to a $12.2 million increase in our Enterprise A2P messaging services, driven by volume growth from our enterprise and OTT customers.

Costs and Expenses

Costs and expenses decreased $2.9 million to $180.9 million for the three months ended September 30, 2018 from $183.8 million for the same period in 2017.

Cost of operations increased $0.1 million to $90.6 million for the three months ended September 30, 2018 from $90.5 million for the same period in 2017. The table below summarizes our cost of operations by category:

	Three Months Ended September 30,		2018 compared to 2017
(in thousands)	2018	2017	$ change	% change
Cost of Operations:
Headcount and related costs	$16,679	$19,532	$(2,853)	(14.6)%
Variable costs	46,560	38,752	7,808	20.1%
Data processing, hosting and support costs	15,269	18,327	(3,058)	(16.7)%
Network costs	10,007	11,216	(1,209)	(10.8)%
Other operating related costs	2,065	2,656	(591)	(22.3)%
Cost of Operations	$90,580	$90,483	$97	0.1%

The decrease in headcount and related costs for the three months ended September 30, 2018 was driven by lower headcount and lower incentive compensation in 2018 compared to the same period in prior year.

Variable costs increased $7.8 million for the three months ended September 30, 2018 compared to the prior year period. The increase in variable costs was primarily due to higher message termination costs related to volume growth in our enterprise messaging services, partially offset by volume reductions in our MTS messaging services. Other elements of cost of operations for the three months ended September 30, 2018 were lower as a result of a $1.2 million decrease in network costs mainly due to network optimizations and a $3.1 million decrease in data processing, hosting and support costs attributed to lower data processing volume and lower support and software maintenance costs in 2018.

As a percentage of revenues, cost of operations was 44.7% and 43.7% for the three months ended September 30, 2018 and 2017, respectively.

Sales and marketing expense increased $0.8 million to $18.1 million for the three months ended September 30, 2018 from $17.3 million for the same period in 2017. The increase was primarily due to higher professional fees related to Syniverse’s new brand launch in 2018 compared to the same period in prior year. As a percentage of revenues, sales and marketing expense was 8.9% and 8.4% for the three months ended September 30, 2018 and 2017, respectively.

General and administrative expense increased $1.8 million to $26.4 million for the three months ended September 30, 2018 from $24.6 million for the same period in 2017. The increase in general and administrative expense was primarily due to higher expenses for professional services of approximately $1.7 million related to legal matters, Syniverse’s new brand launch and advisory services associated with entering into the interest rate swaps. As a percentage of revenues, general and administrative expense was 13.0% and 11.9% for the three months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization expense decreased $12.6 million to $37.2 million for the three months ended September 30, 2018 from $49.8 million for the same period in 2017. The decrease was primarily driven by lower amortization of developed technology assets of $7.0 million that originated with the Carlyle acquisition and became fully amortized during the period ended March 31, 2018 and $2.9 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions.

Restructuring charges increased $7.2 million to $8.3 million for the three months ended September 30, 2018 from $1.1 million for the same period in 2017. The increase in restructuring expense was primarily driven by severance costs related to the 2018 restructuring plan. Refer to Note 8 in our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $9.9 million to $40.9 million for the three months ended September 30, 2018 from $31.0 million for the same period in 2017. The increase was primarily attributed to an increase in the interest rate spread on the Tranche

C Term Loans and Second Lien Term Loans following the 2018 Refinancing and higher LIBOR rates in 2018. This increase was partially offset by a lower principal amount of Syniverse Notes outstanding in 2018 as a result of our redemptions and repurchases in 2017.

Other, net increased $2.0 million to a $1.1 million gain for the three months ended September 30, 2018 from a $0.9 million loss for the same period in 2017 primarily due to the foreign currency impact related to the weakening of the pound sterling and the Euro value compared to the US dollar during the three months ended September 30, 2018.

(Benefit from) Provision for Income Taxes

We recorded an income tax benefit of $0.2 million for the three months ended September 30, 2018, compared to a provision of $16.1 million for the three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, the effective tax rate was a benefit of 1.2% and a provision of (182.6)%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

Results of Operations - Nine Months Ended September 30, 2018 and 2017

The following table presents an overview of our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Nine Months Ended September 30,
		% of		% of	2018 compared to 2017
(in thousands)	2018	Revenues	2017	Revenues	$ change	% change
Revenues:
Mobile Transaction Services	$439,229	75.4%	$471,196	80.2%	$(31,967)	(6.8)%
Enterprise & Intelligence Solutions	142,970	24.6%	116,168	19.8%	26,802	23.1%
Revenues	582,199	100.0%	587,364	100.0%	(5,165)	(0.9)%
Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	259,531	44.6%	265,010	45.1%	(5,479)	(2.1)%
Sales and marketing	54,090	9.3%	54,059	9.2%	31	0.1%
General and administrative	85,370	14.7%	71,876	12.2%	13,494	18.8%
Depreciation and amortization	115,114	19.8%	145,271	24.7%	(30,157)	(20.8)%
Employee termination benefits	5,735	1.0%	609	0.1%	5,126	841.7%
Restructuring charges	8,510	1.5%	5,126	0.9%	3,384	66.0%
	528,350	90.8%	541,951	92.3%	(13,601)	(2.5)%
Operating income	53,849	9.2%	45,413	7.7%	8,436	18.6%
Other income (expense), net:
Interest expense, net	(122,348)	(21.0)%	(101,041)	(17.2)%	(21,307)	21.1%
(Loss) gain on early extinguishment of debt, net	(4,868)	(0.8)%	306	0.1%	(5,174)	(1,690.8)%
Equity loss in investees	(1,848)	(0.3)%	(639)	(0.1)%	(1,209)	189.2%
Other, net	1,876	0.3%	(2,137)	(0.4)%	4,013	(187.8)%
	(127,188)	(21.8)%	(103,511)	(17.6)%	(23,677)	22.9%
Loss before provision for income taxes	(73,339)	(12.6)%	(58,098)	(9.9)%	(15,241)	26.2%
Provision for income taxes	7,485	1.3%	6,493	1.1%	992	15.3%
Net loss	$(80,824)	(13.9)%	$(64,591)	(11.0)%	$(16,233)	25.1%

Revenues

Revenues decreased $5.2 million, or 0.9%, to $582.2 million for the nine months ended September 30, 2018 from $587.4 million for the same period in 2017.

Revenue from Mobile Transaction Services decreased $32.0 million, or 6.8%, to $439.2 million for the nine months ended September 30, 2018 from $471.2 million for the same period in 2017. The decrease was primarily attributable to declines across our GSM and CDMA portfolios totaling $24.3 million, primarily related to pricing reductions in connection with GSM contract renewals and continued reductions in CDMA. We also experienced a decrease in messaging services revenue of $8.7 million as a result of volume declines in SMS traffic during the period, which included $5.6 million related to volume declines attributable to one low margin customer contract. In addition, revenue from our number portability services was negatively impacted by $7.2 million as a result of an unexpected rate reduction effective February 1, 2018 that was mandated by the national regulatory authority for these services in India. We also experienced declines in certain lower margin non-strategic services that management has de-emphasized. These declines were partially offset by a $14.5 million increase in our MTS growth products primarily from growth within our LTE portfolio, which includes our IPX and LTE signaling products, as well as growth within our policy and charging solutions and our messaging monetization services that were implemented in 2018.

Revenue from Enterprise & Intelligence Solutions increased $26.8 million, or 23.1%, to $143.0 million for the nine months ended September 30, 2018 from $116.2 million for the same period in 2017. The increase was primarily attributable to a $26.9 million increase in our Enterprise A2P messaging services, driven by volume growth from our enterprise and OTT customers.

Costs and Expenses

Costs and expenses decreased $13.6 million to $528.4 million for the nine months ended September 30, 2018 from $542.0 million for the same period in 2017.

Cost of operations decreased $5.5 million to $259.5 million for the nine months ended September 30, 2018 from $265.0 million for the same period in 2017. The table below summarizes our cost of operations by category:

	Nine Months Ended September 30,		2018 compared to 2017
(in thousands)	2018	2017	$ change	% change
Cost of Operations:
Headcount and related costs	$55,156	$62,042	$(6,886)	(11.1)%
Variable costs	120,620	106,750	13,870	13.0%
Data processing, hosting and support costs	47,041	53,612	(6,571)	(12.3)%
Network costs	30,280	33,491	(3,211)	(9.6)%
Other operating related costs	6,434	9,115	(2,681)	(29.4)%
Cost of Operations	$259,531	$265,010	$(5,479)	(2.1)%

The decrease in headcount and related costs for the nine months ended September 30, 2018 was driven by lower headcount and lower incentive compensation in 2018 compared to the same period in prior year.

Variable costs increased $13.9 million for the nine months ended September 30, 2018 compared to the prior year period. The increase in variable costs was primarily due to higher message termination costs related to volume growth in our enterprise messaging services, partially offset by volume reduction in our MTS messaging services. Other elements of cost of operations for the nine months ended September 30, 2018 were generally lower as a result of a $3.2 million decrease in network costs mainly due to network optimizations and a $6.6 million decrease in data processing, hosting and support costs attributed to lower data processing volume, lower support and software maintenance costs, and lower data center facility costs in 2018. We also incurred lower expenses of $1.7 million for professional services in 2018.

As a percentage of revenues, cost of operations was 44.6% and 45.1% for the nine months ended September 30, 2018 and 2017, respectively.

Sales and marketing expense in 2018 was consistent with the prior period. As a percentage of revenues, sales and marketing expense was 9.3% and 9.2% for the nine months ended September 30, 2018 and 2017, respectively.

General and administrative expense increased $13.5 million to $85.4 million for the nine months ended September 30, 2018 from $71.9 million for the same period in 2017. The increase in general and administrative expense was primarily due to an increase of $3.0 million in headcount and related costs mainly attributed to CEO transition costs and higher fringe benefit costs, as well as higher stock compensation expense associated with vesting acceleration, partially offset by lower performance compensation. We also experienced an increase in general and administrative expense as a result of the favorable outcome of a $3.8 million indirect tax examination in one of our European jurisdictions in 2017 that did not recur in 2018. Additionally, we incurred higher expenses for professional services of approximately $5.5 million related to various legal and tax matters, Syniverse’s new brand launch and advisory services associated with entering into the interest rate swaps. As a percentage of revenues, general and administrative expense was 14.7% and 12.2% for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization expense decreased $30.2 million to $115.1 million for the nine months ended September 30, 2018 from $145.3 million for the same period in 2017. The decrease was primarily driven by lower amortization of developed technology assets of $19.7 million that originated with the Carlyle acquisition and became fully amortized during the period ended March 31, 2018 and $8.0 million of lower amortization of intangible assets resulting from our pattern of consumption amortization method for customer related intangibles acquired in the Carlyle and MACH acquisitions.

Employee termination benefits expense increased $5.1 million to $5.7 million for the nine months ended September 30, 2018 from $0.6 million for the same period in 2017. The increase in employee termination costs was primarily driven by an increase in severance related costs in 2018 which is unrelated to a restructuring plan.

Restructuring charges increased $3.4 million to $8.5 million for the nine months ended September 30, 2018 from $5.1 million for the same period in 2017. The increase in restructuring expense was primarily driven by severance costs related to the 2018 restructuring plan, partially offset by lower severance costs related to the March 2016 and December 2016 restructuring plans and lower data center contract termination costs in 2018 compared to 2017. Refer to Note 8 in our unaudited condensed consolidated financial statements for additional details regarding our restructuring plans.

Other Income (Expense), net

Interest expense, net increased $21.3 million to $122.3 million for the nine months ended September 30, 2018 from $101.0 million for the same period in 2017. The increase was primarily attributed to higher interest rates on our Initial Term Loans and Tranche B Term Loans prior to the 2018 Refinancing in March 2018 and an increase in the interest rate spread on the Tranche C Term Loans and Second Lien Term Loans following the 2018 Refinancing and higher LIBOR rates in 2018. This increase was partially offset by a lower principal amount of Syniverse Notes outstanding in 2018 as a result of our redemptions and repurchases in 2017 and a decrease in debt modification costs for the nine months ended September 30, 2018 compared to the same period in the prior year.

(Loss) gain on early extinguishment of debt, net was a $4.9 million loss for the nine months ended September 30, 2018 compared to a 0.3 million gain for the same period in 2017. The increased in these costs were associated with the 2018 Refinancing completed on March 9, 2018. Refer to Note 6 in our unaudited condensed consolidated financial statements for additional details.

Other, net increased $4.0 million to a $1.9 million gain for the nine months ended September 30, 2018 from a $2.1 million loss for the same period in 2017 primarily due to the foreign currency impact related to the weakening of the pound sterling and the Euro value compared to the US dollar during the nine months ended September 30, 2018.

Provision for Income Taxes

We recorded an income tax provision of $7.5 million for the nine months ended September 30, 2018, compared to a provision of $6.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, the effective tax rate was a provision of (10.2)% and a provision of (11.2)%, respectively. The change in our effective tax rate was chiefly attributable to (i) the impact of the new U.S. base erosion and anti-abuse tax in 2018, (ii) the establishment of a valuation allowance against U.S. deferred tax assets which was first established in Q1 2017, (iii) the impact of the U.S. provisional transition tax offset by the change in valuation allowance, and (iv) the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions.

 Liquidity and Capital Resources

Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.

Our primary sources of liquidity are expected to be cash flow from operations as well as funds available under the New Extended Revolving Credit Facility and we believe that we have sufficient liquidity to meet our currently anticipated business needs, including short and long-term capital expenditures and working capital requirements. In addition, we believe that our liquidity is sufficient to fund our debt repayment obligations. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operating activities in the future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes. Annually, as required pursuant to the Excess Cash Flow provision of the Credit Agreement (as defined below), we are required to make a mandatory principal payment on our New Credit Facilities equal to 50% of the Excess Cash Flow as defined in the Credit Agreement and determined as of December of each year. As of September 30, 2018, approximately 41% of our cash and cash equivalents were held by our foreign subsidiaries. Our New Extended Revolving Credit Facility requires that we comply with the financial maintenance covenant on a pro forma basis to receive extensions of credit under the facility.

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

Cash Flow

Cash, cash equivalents and restricted cash were $77.0 million at September 30, 2018 as compared to $128.7 million at December 31, 2017. The following table summarizes the activity within our unaudited condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$61,172	$86,478
Net cash used in investing activities	(46,648)	(50,167)
Net cash used in financing activities	(63,392)	(55,797)
Effect of exchange rate changes on cash	(2,834)	4,050
Net decrease in cash, cash equivalents and restricted cash	$(51,702)	$(15,436)

Net cash provided by operating activities was $61.2 million for the nine months ended September 30, 2018 as compared to $86.5 million for the same period in 2017. The decrease of $25.3 million was primarily driven by:

•
a decrease in cash flows from operating activities primarily attributable to net loss adjusted for non-cash items excluding allowance for credit memos and uncollectible accounts in the consolidated statements of cash flows, for the amount of $44.3 million in 2018 as compared to the same period in 2017. This decrease was substantially driven by a $23.0 million increase in interest payments due to higher interest rate spread on our Tranche C Term Loans and Second Lien Term Loans following the 2018 Refinancing and higher LIBOR rates in 2018;

The decrease was partially offset by:

•
a $23.1 million change on accounts payable due to a $18.6 million increase in 2018 compared to a $4.5 million decrease in 2017, mainly attributable to improved timing of payments to vendors in 2018 compared to the same period in prior year.

Net cash used in investing activities was $46.6 million for the nine months ended September 30, 2018 as compared to $50.2 million for the same period in 2017. The decrease was primarily associated with a decrease in capacity and network infrastructure costs, partially offset by an increase in security costs.

Net cash used in financing activities was $63.4 million for the nine months ended September 30, 2018 as compared to $55.8 million for the same period in 2017. The increase of $7.6 million was primarily due to:

•
debt modification payments of $40.4 million associated with the 2018 Refinancing that was completed in March 2018, as compared to debt modification payments of $9.8 million associated with the debt exchange offer in 2017;

The increase was partially offset by:

•	a net decrease in principal payments on long-term debt of $16.5 million in 2018 as compared to the same period in 2017; and

•	decreased payments on capital lease obligations of $7.6 million in 2018 as compared to the same period in 2017.

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

On April 14, 2017, we entered into an amendment to the Credit Agreement to, among other things, (i) extend the scheduled maturity date of the revolving credit commitments, (ii) make certain modifications to the financial maintenance covenant, and (iii) provide for a flat commitment fee payable to each revolving credit lender of 0.50%. In addition, in connection with the Amendment, we reduced the aggregate revolving credit commitments from $150.0 million to $85.6 million and the letter of credit sublimit from $50.0 million to $40.0 million.

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

As of September 30, 2018, the aggregate principal amount of our outstanding indebtedness under Tranche C Term Loans and Second Lien Term Loans, was $1,693.5 million and $220.0 million, respectively. As of December 31, 2017, the aggregate principal amount of our outstanding indebtedness under the Initial Term Loans and Tranche B Term Loans, was $890.0 million and $662.4 million, respectively.

At September 30, 2018, there were no borrowings outstanding under the New Extended Revolving Credit Facility.

During the quarter ended September 30, 2018, we entered into three interest rate swaps with a total notional amount of $1.2 billion to manage our exposure to variable interest rates on our Tranche C terms loans. The interest rate swaps effectively cap interest on a portion of our floating rate debt obligations.

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

Senior Notes

Syniverse Notes

On December 22, 2010, we issued $475.0 million Syniverse Notes bearing interest at 9.125% that will mature on January 15, 2019. Interest on the notes is paid on January 15 and July 15 of each year. On January 11, 2017 pursuant to the Exchange Offer, $369.5 million of Syniverse Notes were cancelled. On April 25, 2017 and September 18, 2017, we repurchased $16.0 million and $7.7 million aggregate principal amount of the Syniverse Notes, respectively, and submitted them to Wilmington Trust, National Association, as trustee, for cancellation. On December 29, 2017, we redeemed an additional $40.0 million aggregate principal amount of the Syniverse Notes. Pursuant to the indenture governing the Syniverse Notes, the Syniverse Notes were redeemed at 100% of the principal amount, plus accrued and unpaid interest. Following the Exchange Offer, the partial repurchases and the redemption, $41.7 million aggregate principal amount of the Syniverse Notes remains outstanding at September 30, 2018.

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
Adjusted EBITDA is determined by adding the following items to net loss: other expense, net; provision for income taxes; depreciation and amortization; employee termination benefits; restructuring charges; non-cash stock-based compensation; business development, integration and other expenses; and the Carlyle annual management fee including related expenses.
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

Reconciliation of Non-GAAP Measures to GAAP
A reconciliation of Syniverse Holdings, Inc. net loss, the closest GAAP measure, to Adjusted EBITDA is presented in the following table:

	Three Months Ended September 30,
(in thousands)	2018	2017
Reconciliation to Adjusted EBITDA
Net loss	$(18,770)	$(24,956)
Other expense, net	40,751	32,036
(Benefit from) provision for income taxes	(229)	16,125
Depreciation and amortization	37,197	49,834
Employee termination benefits (a)	415	457
Restructuring (b)	8,294	1,097
Non-cash stock-based compensation (c)	4,077	3,563
Business development, integration and other expenses (d)	1,650	308
Consulting fee and related expenses (e)	780	845
Adjusted EBITDA	$74,165	$79,309

	Nine Months Ended September 30,
(in thousands)	2018	2017
Reconciliation to Adjusted EBITDA
Net loss	$(80,824)	$(64,591)
Other expense, net	127,188	103,511
Provision for income taxes	7,485	6,493
Depreciation and amortization	115,114	145,271
Employee termination benefits (a)	5,735	609
Restructuring (b)	8,510	5,126
Non-cash stock-based compensation (c)	12,417	11,209
Business development, integration and other expenses (d)	6,906	5,026
Consulting fee and related expenses (e)	2,326	2,401
Adjusted EBITDA	$204,857	$215,055

(a)	Reflects employee termination benefits expense which represents severance and other employee related costs that are unrelated to a restructuring plan.

(b)	Reflects restructuring expense which represents costs related to certain exit activities such as involuntary termination costs and contract termination costs associated with a restructuring plan.

(c)	Reflects non-cash expenses related to equity compensation awards.

(d)
Reflects items associated with business development activities; integration activities, such as incremental contractor, travel and marketing costs; and other expenses such as certain advisory services, employee retention costs, CEO transition costs and certain data center migration costs.

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

A reconciliation of Syniverse Holdings, Inc. net cash provided by operating activities, the closest GAAP measure, to Free Cash Flow is presented in the following table:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Reconciliation to Free Cash Flow
Net cash provided by operating activities, as reported	$61,172	$86,478
Impact of adoption of ASC 2016-18(1)	—	22
Net cash provided by operating activities	61,172	86,500
Capital expenditures	(46,648)	(50,167)
Free Cash Flow	$14,524	$36,333

(1)	ASU 2016-18, Restricted Cash, was adopted on January 1, 2018 and adjustments were applied retrospectively to all periods presented. Refer to Note 3.

Off-Balance Sheet Arrangements
We provide financial settlement services to MNOs to support the payment of roaming related charges to their roaming network partners. In accordance with our customer contracts, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other MNOs. These funds and the corresponding liability are not reflected in our condensed consolidated balance sheets. The off-balance sheet amounts totaled approximately $281.8 million and $372.3 million as of September 30, 2018 and December 31, 2017, respectively.
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

Related Party Transactions

Arrangements with Carlyle

On January 13, 2011, we entered into a ten-year consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. During the three and nine months ended September 30, 2018, we recorded $0.8 million and $2.4 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses. During the three and nine months ended September 30, 2017, we recorded $0.8 million and $2.4 million, respectively, of expenses associated with the consulting fee and the reimbursement of out-of-pocket expenses.

Carlyle, from time to time, participates as a debt holder within the syndicate under our Term Loans. As of September 30, 2018, Carlyle held $52.7 million of our Tranche C Term Loans. As of December 31, 2017, Carlyle held $19.4 million and $24.4 million of our Initial Term Loans and Tranche B Term Loans, respectively.

From time to time, and in the ordinary course of business we may engage other Carlyle portfolio companies as service providers and other Carlyle portfolio companies may engage us as a service provider. Revenues and expenses associated with these related parties were not material during the three and nine months ended September 30, 2018 and 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
We have exposure to fluctuations in interest rates on our New Credit Facilities. Our New Credit Facilities are subject to variable interest rates dependent upon the Eurodollar rate floor. Under the New Credit Facilities, the Eurodollar rate floor is 1.00% and the base rate floor is 0.00% as of September 30, 2018. Interest rate changes therefore generally do not affect the fair value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2018, a one-percent change in assumed interest rates on our term loans that are subject to variable rates, considering the impact of our interest rate swaps, would result in $7.1 million of additional annual interest expense.
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
A 10% change in average foreign currency rates against the U.S. dollar during the nine months ended September 30, 2018 would have increased or decreased our revenues and net loss by approximately $10.1 million and $0.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2018. Based on the evaluation, as of September 30, 2018, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
101
The following financial information from Syniverse Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholder Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

Notes:

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
By:	/s/ ROBERT F. REICH
Robert F. Reich Executive Vice President and Chief Financial Officer
Date: November 7, 2018